Form 10-Q
period 2012-09-30
Delek Logistics Partners, LP
filed 2012-12-14
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-35721

DELEK LOGISTICS PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	45-5379027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7102 Commerce Way
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)
(615) 771-6701
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At December 7, 2012, there were 11,999,258 common units, 11,999,258 subordinated units, and 489,766 general partner units outstanding.

Part I.
FINANCIAL INFORMATION
Explanatory Note

On November 7, 2012, Delek Logistics Partners, LP (the "Partnership," or the "Successor") completed an initial public offering (the "Offering") of 9,200,000 common units, representing limited partner interests in the partnership. Unless the context otherwise requires, references in this report to Delek Logistics Partners, LP Predecessor, the “Predecessor,” and “we,” “our,” “us,” or like terms, when used in context of periods prior to November 7, 2012, refer to Delek Logistics Partners, LP Predecessor, our predecessor for accounting purposes, which consists of the assets, liabilities and results of operations of certain crude oil and refined product pipeline, transportation, wholesale marketing and terminalling assets of Delek US Holdings, Inc. that were operated and held by certain of its subsidiaries and contributed to us in conjunction with the Offering. References in this report to “Delek Logistics Partners, LP,” “the Partnership,” and “we,” “our,” “us,” or like terms used in context of periods on or after November 7, 2012, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to “Delek” refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. See Note 12 to our condensed combined financial statements for information regarding the closing of the Offering.

The information in this report relates to periods that ended prior to the completion of the Offering, and prior to the effective dates of certain agreements discussed herein. Consequently, the unaudited combined statements and related discussion of financial condition and results of operations contained in this report pertain to Delek Logistics Partners, LP Predecessor.

While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and in compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by the Partnership for periods subsequent to the formation and other transactions which resulted in the capitalization and start-up of the Successor. The information contained in this report should be read in conjunction with the information contained in the Partnership's prospectus dated November 1, 2012, as filed with the SEC on November 5, 2012 (the "Prospectus"), for additional financial information regarding the pro forma financial results when reviewing the financial statements of the Predecessor contained herein.

Item 1. Financial Statements
Delek Logistics Partners, LP Predecessor
Condensed Combined Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$213	$35
Accounts receivable	37,182	22,577
Accounts receivable from related party	5,987	5,618
Prepaid Inventory	275	—
Inventory	32,333	18,859
Deferred tax assets	1,323	733
Other current assets	622	629
Total current assets	77,935	48,451
Property, plant and equipment:
Property, plant and equipment	173,030	144,980
Less: accumulated depreciation	(17,156)	(11,300)
Property, plant and equipment, net	155,874	133,680
Goodwill	7,499	7,499
Intangible assets, net	9,227	10,025
Other non-current assets	123	172
Total assets	$250,658	$199,827
LIABILITIES AND DIVISION EQUITY
Current liabilities:
Accounts payable	$40,946	$26,386
Revolving credit facility	—	30,300
Interest payable	16	17
Fuel and other taxes payable	4,050	4,234
Accrued employee costs	366	226
Current portion of environmental liabilities	34	37
Accrued expenses and other current liabilities	4,387	2,804
Total current liabilities	49,799	64,004
Non-current liabilities:
Revolving credit facility	53,200	—
Asset retirement obligations	1,421	1,342
Deferred tax liabilities	19,953	19,498
Other non-current liabilities	6,044	7,261
Total non-current liabilities	80,618	28,101
Division equity	120,241	107,722
Total liabilities and division equity	$250,658	$199,827
See accompanying notes to the condensed combined financial statements

Delek Logistics Partners, LP Predecessor
Condensed Combined Statements of Operations and Comprehensive Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

	(In thousands)
Net sales	$271,806	$199,825	$773,369	$557,079
Operating costs and expenses:
Cost of goods sold	255,281	187,209	729,750	526,234
Operating expenses	6,579	4,158	15,673	8,272
General and administrative expenses	1,614	1,273	6,367	3,960
Depreciation and amortization	2,255	1,431	6,649	3,300
Loss on sale of assets	5	—	5	—
Total operating costs and expenses	265,734	194,071	758,444	541,766
Operating income	6,072	5,754	14,925	15,313
Interest expense, net	667	480	1,777	1,468
Income before income tax expense	5,405	5,274	13,148	13,845
Income tax expense	2,437	1,874	5,183	4,687
Net income	2,968	3,400	7,965	9,158
Comprehensive Income	$2,968	$3,400	$7,965	$9,158
See accompanying notes to the condensed combined financial statements

Delek Logistics Partners, LP Predecessor
Condensed Combined Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$7,965	$9,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,649	3,300
Amortization of deferred financing costs	146	161
Accretion of asset retirement obligations	79	47
Deferred income taxes	(135)	(3,396)
Loss on sale of assets	5	—
Stock-based compensation expense	92	55
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,605)	(2,217)
Inventories and other current assets	(13,742)	(1,682)
Accounts payable and other current liabilities	16,095	3,019
Accounts receivable from related parties	(369)	(11,269)
Non-current assets and liabilities, net	(1,217)	21
Net cash provided by (used in) operating activities	963	(2,803)
Cash flows from investing activities:
Business combinations - Nettleton and Big Sandy	(23,272)	—
Purchases of property, plant and equipment	(4,792)	(139)
Proceeds from sales of property, plant and equipment	2	—
Net cash used in investing activities	(28,062)	(139)
Cash flows from financing activities:
Proceeds from revolving credit facility	226,200	137,600
Payments of revolving credit facility	(203,300)	(139,400)
Income tax benefit of stock based compensation	25	17
Capital contributions	4,449	4,743
Deferred financing costs paid	(97)	—
Net cash provided by financing activities	27,277	2,960
Net increase in cash and cash equivalents	178	18
Cash and cash equivalents at the beginning of the period	35	—
Cash and cash equivalents at the end of the period	$213	$18
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,633	$1,302
Income taxes	$1,316	$2,289
See accompanying notes to the condensed combined financial statements

Delek Logistics Partners, LP Predecessor
Notes to Condensed Combined Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek Logistics Partners, LP Predecessor consists of the assets, liabilities and results of operations of certain crude oil and refined product pipeline, transportation, wholesale marketing and terminalling assets of Delek operated and held by Delek Marketing & Supply, Inc. ("Marketing"), Paline Pipeline Company, LLC ("Paline"), and Lion Oil Company ("Lion Oil"), each wholly-owned subsidiaries of Delek, that were subsequently contributed to the Partnership in conjunction with the Offering. Delek Logistics Partners, LP Predecessor is the predecessor to the Partnership for accounting purposes. Paline and the assets to be contributed by Lion Oil (the "Contributed Lion Oil Assets") are included in the condensed combined financial statements as of December 31, 2011 and for the period ended September 30, 2012, but Paline is not included for the period ended September 30, 2011, as it had not yet been acquired by Delek. The operations of the Contributed Lion Oil Assets are included in the condensed combined financial statements for the period from April 29, 2011 (the date Lion Oil was acquired by Delek) through September 30, 2011. For a more detailed discussion of the Offering, please see Note 12.
The accompanying financial statements and related notes present our condensed combined financial position, results of operations, and cash flows. The condensed combined financial statements include financial data at historical cost as the contribution of assets is considered to be a reorganization of entities under common control. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed combined financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in the Prospectus. These unaudited condensed combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2011 included in the Prospectus.
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods have been included. All significant intercompany transactions and account balances have been eliminated in the combination. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the first quarter of 2012, we adopted guidance issued by the Financial Accounting Standards Board related to the presentation of other comprehensive income in our financial statements. Comprehensive income for the three and nine months ended September 30, 2012 and 2011 was equivalent to net income.
2. Acquisitions
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35-mile long, eight- and ten-inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. (“Plains”) for approximately $12.3 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at Delek's Tyler, Texas refinery (the "Tyler Refinery"). During the year ended December 31, 2011, more than half of the crude oil processed at the Tyler Refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the acquisition of the Nettleton Pipeline, Delek leased the Nettleton Pipeline from Plains under the terms of the Pipeline Capacity Lease Agreement dated April 12, 1999, as amended (the “Plains Lease”). The Plains Lease was terminated in connection with the acquisition of the Nettleton Pipeline. The Nettleton Pipeline was contributed to the Partnership as part of the Offering.

Big Sandy Acquisition
On February 7, 2012, we purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. and (ii) the 19-mile, eight-inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P (collectively "Big Sandy"). The aggregate purchase price was approximately $11.0 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period. Big Sandy has previously been supplied by the Tyler Refinery but has been idle since November 2008. Big Sandy was contributed to the Partnership as part of the Offering.
Pro Forma Financial Information
We began consolidating the results of operations of the Nettleton Pipeline and Big Sandy on January 31, 2012 and February 7, 2012, respectively. The Nettleton Pipeline contributed $1.2 million and $0.9 million to net sales and net income, respectively, for the nine months ended September 30, 2012. Big Sandy contributed no sales and a nominal net loss for the nine months ended September 30, 2012. Below are the unaudited pro forma consolidated results of operations of the Predecessor for the nine months ended September 30, 2011 and 2012, as if these acquisitions had occurred on January 1, 2011 (amounts in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net sales	$773,498	$558,232
Net income	$8,025	$9,798
3. Inventory
Carrying value of inventories consisted of $32.3 million and $18.9 million of refined petroleum products as of September 30, 2012 and December 31, 2011, respectively. Cost of inventory is determined on a first-in, first-out (“FIFO”) basis.
4. Prior Revolving Credit Facility
The Predecessor had a revolving credit facility with Fifth Third Bank (“Fifth Third Revolver”) that carried a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of September 30, 2012, we had $53.2 million outstanding borrowings under the facility, as well as letters of credit issued of $11.5 million. Borrowings under the Fifth Third Revolver were secured by substantially all of the assets of Marketing. The Fifth Third Revolver bore interest based on predetermined pricing grids that allowed us to choose between Base Rate Loans or LIBOR Rate Loans. At September 30, 2012, the weighted average borrowing rate was approximately 4.2%. Additionally, the Fifth Third Revolver required us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. Amounts available under the Fifth Third Revolver as of September 30, 2012 were approximately $10.3 million. The Fifth Third Revolver was repaid and terminated in conjunction with the Offering. Concurrently with the Offering, the Partnership entered into a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders ("Delek Logistics Revolving Credit Facility") on November 7, 2012. See Note 12 for further information regarding the Delek Logistics Revolving Credit Facility.
5. Income Taxes
The Predecessor's effective income tax rate increased to 45.1% for the three months ended September 30, 2012 compared to 35.5% for the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 increased primarily due to the change in the valuation allowance activity and permanent tax differences for the three months ended September 30, 2012.
The Predecessor's effective income tax rate increased to 39.4% for the nine months ended September 30, 2012 compared to 33.9% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 increased primarily due to the change in the valuation allowance activity and permanent tax differences for the nine months ended September 30, 2012.
6. Equity Based Compensation
Certain Predecessor employees receive long-term incentive compensation that is part of the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”). The 2006 Plan allows Delek to grant stock options, stock appreciation rights, restricted stock units and other stock-based awards of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates, including these employees. These costs were recorded as compensation expense and additional paid-in capital and totaled a nominal amount related to the Predecessor's employees for the three and nine months ended September 30, 2012 and 2011. The Predecessor recognized additional compensation expense related to equity-based compensation awards to related party employees of $0.2 million and $0.5 million for the three and nine months ended September 30, 2012 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, respectively for allocated related party services and an allocation of director and executive officer equity-based compensation.
As of September 30, 2012, there was $0.5 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements for the Predecessor's employees, which was expected to be recognized over a weighted-average period of 3.0 years. Subsequent to the Offering, these costs are allocated to the Partnership as part of the administrative fees under the omnibus agreement.
Effective at the closing of the Offering, the Partnership adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "2012 Plan") for officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us. The 2012 Plan consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The 2012 Plan limits the number of Common Units that may be delivered pursuant to awards under the plan to 612,207 units. The 2012 Plan will be administered by the Board of Directors of our general partner or a committee thereof.
7. Segment Data
We report our assets and operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization.
The pipelines and transportation segment provides crude oil gathering, transportation and storage services to Delek's refining operations and independent third parties.
The wholesale marketing and terminalling segment provides marketing and terminalling services to Delek's refining operations and independent third parties.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Three Months Ended September 30, 2012
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Total
Net sales	$7,960	$263,846	$271,806
Operating costs and expenses:
Cost of goods sold	—	255,281	255,281
Operating expenses	4,597	1,982	6,579
Segment contribution margin	$3,363	$6,583	9,946
General and administrative expenses			1,614
Depreciation and amortization			2,255
Loss on sale of assets			5
Operating income			$6,072
Total assets	$112,794	$137,864	$250,658
Capital spending (excluding business combinations)	$2,265	$324	$2,589

	Three Months Ended September 30, 2011
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Total
Net sales	$7,167	$192,658	$199,825
Operating costs and expenses:
Cost of goods sold	—	187,209	187,209
Operating expenses	3,090	1,068	4,158
Segment contribution margin	$4,077	$4,381	8,458
General and administrative expenses			1,273
Depreciation and amortization			1,431
Operating income			$5,754
Total assets	$54,229	$78,478	$132,707
Capital spending (excluding business combinations)	$—	$138	$138

	Nine Months Ended September 30, 2012
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Total
Net sales	$21,440	$751,929	$773,369
Operating costs and expenses:
Cost of goods sold	—	729,750	729,750
Operating expenses	11,689	3,984	15,673
Segment contribution margin	$9,751	$18,195	27,946
General and administrative expenses			6,367
Depreciation and amortization			6,649
Loss on sale of assets			5
Operating income			$14,925
Capital spending (excluding business combinations)	$3,516	$1,276	$4,792

	Nine Months Ended September 30, 2011
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Total
Net sales	$14,335	$542,744	$557,079
Operating costs and expenses:
Cost of goods sold	—	526,234	526,234
Operating expenses	5,881	2,391	8,272
Segment contribution margin	$8,454	$14,119	22,573
General and administrative expenses			3,960
Depreciation and amortization			3,300
Operating income			$15,313
Capital spending (excluding business combinations)	$—	$139	$139

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2012 are as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Total
Property, plant and equipment	$111,949	$61,081	$173,030
Less: Accumulated depreciation	(6,303)	(10,853)	(17,156)
Property, plant and equipment, net	$105,646	$50,228	$155,874
Depreciation expense for the three months ended September 30, 2012	$1,381	$874	$2,255
Depreciation expense for the nine months ended September 30, 2012	$4,092	$2,557	$6,649
In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment.
8. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.
We apply the provisions of ASC 820, Fair Value Measurements (ASC 820), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
ASC 820 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
OTC commodity swaps and physical commodity purchase and sale contracts are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus. These are classified as Level 2.
As of December 31, 2011, there was a nominal amount of financial assets (liabilities) accounted for at fair value on a recurring basis. There were no financial assets (liabilities) accounted for at fair value on a recurring basis as of September 30, 2012.
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters (ASC 815-10-45), wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty. As of December 31, 2011, a nominal amount of net derivative positions are included in other current assets on the accompanying condensed combined balance sheets. There were no net derivative positions as of September 30, 2012.
Our policy under the guidance of ASC 815-10-45, is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of December 31, 2011 and September 30, 2012, $0.2 million and $0.1 million, respectively, of cash collateral was held by counterparty brokerage firms.

9. Derivative Instruments
From time to time, we enter into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. During the three and nine months ended September 30, 2012 and September 30, 2011, we did not elect to apply hedging treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of operations. We recognized gains (losses) of a nominal amount and $0.2 million on forward fuel contracts during the three and nine months ended September 30, 2012, respectively, and $(0.1) million and $0.4 million during the three and nine months ended September 30, 2011, respectively, which are included as an adjustment to cost of goods sold in the accompanying condensed combined statements of operations. There were no unrealized gains or losses related to these forward fuel contracts held on the condensed combined balance sheet as of September 30, 2012. There were nominal unrealized gains held on the condensed combined balance sheet as of December 31, 2011.
10. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Self-insurance
The Predecessor was covered under Delek's insurance programs. Delek is self-insured for certain employees' medical claims up to $0.2 million per employee per year, workers’ compensation claims up to $1.0 million on a per accident basis, general liability claims up to $4.0 million on a per occurrence basis, and auto liability up to $4.0 million on a per accident basis. Delek has umbrella liability insurance in an amount determined reasonable by management. The Partnership will not have employees to whom these insurance programs apply. However, the Partnership and Delek employees providing services to the Partnership will continue to be covered under these policies.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the FERC. We also intend to comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of FERC's tariff requirements but will comply with other regulatory requirements.
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana.
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the U.S. Environmental Protection Agency, the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, the U.S. Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal.

These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.
Contracts and Agreements
Substantially all of our petroleum products that we sell in west Texas are purchased from two suppliers, Noble Petro, Inc. ("Noble Petro") and Magellan Asset Services, L.P. ("Magellan"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we are able to purchase up to 20,350 barrels per day of petroleum products at the Abilene, Texas terminal, which we own, for sales at Abilene and San Angelo and to exchange barrels with third parties. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrent with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017. There are no options to renew the contract.
Under the terms of our contract with Magellan (the "East Houston Contract"), we can purchase up to 7,000 barrels per day of refined products for delivery into the Magellan pipeline system in East Houston, TX in addition to the 20,350 barrels per day we can purchase from Noble Petro. This contract currently expires on December 15, 2015. While the primary purpose of the East Houston Contract is to supply products at Magellan's Aledo, Texas terminal, the agreement allows us to redirect products to other terminals along the Magellan pipeline.
11. Related Party Transactions
Costs related specifically to the Predecessor have been identified and included in the statements of operations. Historically, the Predecessor was not allocated certain corporate costs from Lion Oil. For purposes of these condensed combined financial statements, these costs have been allocated as described further below. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Predecessor if it had operated on a stand-alone basis.
MAPCO Express, Inc. ("Express"), a related party, historically provided general and administrative support for the Predecessor, including services such as corporate management, accounting and payroll. In exchange for these services, we have paid Express a monthly management fee. Total management fees paid to Express were $0.3 million and $0.9 million during the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.5 million during the three and nine months ended September 30, 2011, respectively, which were recorded in general and administrative expenses in the accompanying condensed combined statements of operations. Subsequent to the Offering, these expenses are included in amounts paid to Delek as administrative fees under the omnibus agreement.
Historically, payroll expenses for certain employees of Delek were allocated to the Predecessor. Payroll expenses of $0.5 million and $1.5 million during the three and nine months ended September 30, 2012, respectively, and $(0.1) million and $0.7 million during the three and nine months ended September 30, 2011, respectively, were reclassified to the Predecessor from Delek and are included in general and administrative expenses in the accompanying condensed combined statement of operations. The negative amount for the three months ended September 30, 2011 relates to the re-allocation of payroll expenses for the nine months ended September 30, 2011 due to the Lion Oil acquisition. Subsequent to the Offering, payroll expenses for employees of Delek who provide services to the Partnership are included in amounts paid to Delek as administrative fees under the omnibus agreement.
Lion Oil provides general and administrative support for us, including services such as corporate management, insurance, accounting and payroll. The property and liability insurance costs were allocated to us based on a percentage of property and equipment cost until actual insurance costs were billed. Insurance allocations were $0.1 million during the three months ended September 30, 2011 and were $0.3 million for the period from April 29, 2011 (the Lion Oil acquisition date) through September 30, 2011. The remaining shared services costs were allocated based on a percentage of salaries expense and were $0.4 million and $1.0 million during the three and nine months ended September 30, 2012, respectively, and $0.4 million and $0.5 million during the three months ended September 30, 2011 and for the period from April 29, 2011 through September 30, 2011, respectively. These costs are recorded in general and administrative expenses in the accompanying condensed combined statements of operations. Insurance allocations through June 30, 2012 were reversed during the three months ended September 30, 2012 due to the actual insurance costs being billed during those months, which resulted in a credit of $0.6 million to general and administrative expenses, whereas the actual insurance costs billed are recorded in operating expenses in the accompanying condensed combined statements of operations. Subsequent to the Offering, these expenses are included in amounts paid to Delek as administrative fees under the omnibus agreement.
J. Christy Construction Inc., a subsidiary of Lion Oil, provides certain repairs, maintenance, and other contract services to us, which totaled $0.7 million and $1.3 million during the three and nine months ended September 30, 2012, respectively, and a nominal amount during both the three months ended September 30, 2011 and for the period from April 29, 2011 through September 30, 2011. These costs are recorded in operating expenses in the accompanying condensed combined statements of operations.
The Predecessor had pipeline revenues related to the SALA Gathering and Lion Pipeline Systems totaling $4.4 million and $11.5 million during the three and nine months ended September 30, 2012, respectively, and $4.0 million and $6.0 million during the three months ended September 30, 2011 and for the period April 29, 2011 through September 30, 2011, respectively. Nashville terminalling revenue totaled $0.2 million and $0.6 million during the three and nine months ended September 30, 2012, respectively, and $0.4 million and $0.5 million during the three months ended September 30, 2011 and for the period April 29, 2011 through September 30, 2011, respectively. Pipeline maintenance services revenue from Paline (which was not acquired by Delek until December 19, 2011) was $0.6 million and $0.7 million during the three months ended September 30, 2011 and for the period April 29, 2011 through September 30, 2011, respectively. Historically, the Predecessor participated in Lion Oil's centralized cash management program under which cash receipts and cash disbursements were processed through Lion Oil's cash accounts with a corresponding credit or charge to an affiliate account. The affiliate account is included in division equity. Following the Offering, the Partnership will maintain separate cash accounts.
We have a marketing agreement with Delek which, among other things, requires Delek to pay service fees to us based on the number of gallons sold at the Tyler Refinery as well as sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. Service fees income received from Delek were $2.8 million and $9.2 million during the three and nine months ended September 30, 2012, respectively, and $3.7 million and $9.1 million during the three and nine months ended September 30, 2011, respectively, and were recorded in net sales in the accompanying condensed combined statements of operations.
We have a pipeline and tankage agreement with Delek which, among other things, requires Delek to pay us throughput and storage fees based on the amount of the crude transported and/or stored. This fee equates to $0.35 per barrel transported into the refinery, plus $0.3 million per month for storage, or $0.7 million, whichever was greater. Additionally, Delek pays us a quarterly fee of approximately $0.2 million to compensate for the tax consequence resulting from the depreciation expense that was not incurred by us due to the accounting treatment of a past related party sale. Total fees paid to us in conjunction with pipeline transportation and storage fees were $3.7 million and $8.5 million during the three and nine months ended September 30, 2012, respectively, and $2.6 million and $7.6 million during the three and nine months ended September 30, 2011, respectively, and were recorded as a reduction of operating expenses in the accompanying condensed combined statements of operations. Total fees paid to us related to tax depreciation were $0.2 million and $0.6 million during the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2011, respectively, and were recorded as a reduction of general and administrative expenses in the accompanying condensed combined statements of operations.
Delek sold finished product to us in the amount of $8.6 million and $18.4 million during the three and nine months ended September 30, 2012, respectively, and $7.9 million during the nine months ended September 30, 2011. No sales were made to us during the three months ended September 30, 2011. During the first quarter 2012, the Predecessor began selling renewable fuels to Delek, which totaled $59.4 million and $161.6 million for the three and nine months ended September 30, 2012, respectively.
The Predecessor recognized compensation expense related to equity-based compensation awards to related party employees of $0.2 million and $0.5 million during the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, respectively, for allocated related party services and an allocation of director and executive officer equity-based compensation.
12. Subsequent Events

Initial Public Offering

On November 7, 2012, the Partnership closed its initial public offering of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 common unit over-allotment option that was exercised by the underwriters. Proceeds to the Partnership from the sale of the units were approximately $176.2 million, net of estimated offering costs and underwriters' commissions. The initial public offering represented the sale to the public of a 37.6% limited partner interest in the Partnership.

Following the closing of the Offering, Delek owned a 62.4% interest in the Partnership, including the 2.0% general partner interest. At the closing of the Offering, the Partnership distributed total proceeds to Delek of approximately $225.9 million, which includes $135.9 million from the Offering (a portion of which was used to repay the outstanding principal balance of $63.0 million on the Predecessor's Fifth Third Revolver) and $90.0 million from the Delek Logistics Revolving Credit Facility, in consideration of assets contributed and to reimburse Delek for certain capital expenditures incurred with respect to these assets.

The Partnership's initial assets included approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.4 million barrels of active shell capacity. The Partnership also owns or operates five light products terminals and associated pipelines and storage tanks. A substantial majority of the Partnership's initial assets are currently integral to Delek's refining and marketing operations.

Reconciliation of Cash Proceeds (in millions)
Total proceeds from the offering	$193.2
Offering and underwriters' costs	(17.0)
Proceeds from the offering, net offering and underwriters' costs	176.2
Less: Debt issuance costs	(3.7)
Net proceeds from the offering	172.5
Less: Cash retained by the Partnership	(36.6)
Net proceeds to Delek from the offering	135.9
Borrowings under Delek Logistics Revolving Credit Facility	90.0
Gross proceeds to Delek	$225.9

Revolving Credit Facility

On November 7, 2012, the Partnership entered into the Delek Logistics Revolving Credit Facility, a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The Delek Logistics Revolving Credit Facility contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The Partnership and each of its existing subsidiaries are borrowers under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility includes a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. Upon the closing of this facility, the Partnership had $90.0 million in outstanding borrowings and $12.0 million in issued and outstanding letters of credit, leaving $73.0 million available for future borrowings or letter of credit issuances (subject to the letter of credit sublimit in the facility). The initial borrowings under the Delek Logistics Revolving Credit Facility were used to fund cash distributions to Delek in connection with the Offering.

The obligations under the Delek Logistics Revolving Credit Facility are secured by a first priority lien on substantially all of the Partnership's tangible and intangible assets. An affiliate of the Partnership provides a limited guaranty of certain of the Partnership's obligations under the Delek Logistics Revolving Credit Facility equal to the principal amount, including unpaid and accrued interest, of a promissory note from Delek US Holdings, Inc. to Marketing. As of November 7, 2012, the principal amount of the note was $102.0 million. The Delek Logistics Revolving Credit Facility will mature on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon the Partnership's Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA as of the last day of the period of the four quarters most recently ended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP Predecessor," the "Predecessor," and "we," "our," "us" or like terms, when used in context of periods prior to November 7, 2012, refer to Delek Logistics Partners, LP Predecessor, the Predecessor for accounting purposes. References to "Delek Logistics Partners, LP," the "Partnership," and "we," "our," "us," or like terms, when used in context of periods on or after November 7, 2012, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to "Delek" refers collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
You should read the following discussion of the financial condition and results of operations for the Predecessor and the Successor in conjunction with the historical condensed combined financial statements and notes thereto of Delek Logistics Partners, LP Predecessor and the pro forma condensed combined financial statements for Delek Logistics Partners, LP included in our prospectus dated November 1, 2012, as filed with the SEC on November 5, 2012 (the "Prospectus"). Among other things, those historical and pro forma condensed combined financial statements include more detailed information regarding the basis of presentation for the following information.
Forward-Looking Statements
This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek and its ability to pay us under our commercial agreements;

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or any third-party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	our growth may be limited by Delek's ability to grow as expected;

•	operating hazards and other risks incidental to transporting, storing and gathering crude oil and refined products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital and the price of availability of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including but not limited to the rules and regulations promulgated by FERC;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this report.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.
Overview
The Partnership owns and operates crude oil and refined products logistics and marketing assets. A substantial majority of our existing assets are integral to and dependent on the success of Delek’s refining and marketing operations. We gather, transport and store crude oil and market, distribute, transport and store refined products in select regions of the southeastern United States and west Texas for Delek and third parties, primarily in support of Delek’s refineries in Tyler, Texas (the "Tyler Refinery") and El Dorado, Arkansas (the "El Dorado Refinery").
How We Generate Revenue
The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which we believe enhances the stability of our cash flows. Our commercial agreements with Delek include minimum volume commitments, which we believe will provide a stable revenue stream in the future.
Commercial Agreements with Delek
The commercial agreements described below, other than the agreements described under "Wholesale Marketing and Terminalling - West Texas," became effective on November 7, 2012, concurrent with the closing of the Partnership's initial public offering (the “Offering”). Each of these agreements, other than the agreements described under "Wholesale Marketing and Terminalling - West Texas," include minimum volume commitments and have fees indexed to inflation, provided that the fees will not be decreased below the initial amount. Fees under each agreement are payable monthly by Delek. If Delek fails to meet or exceed the minimum volume commitment during any calendar quarter, Delek will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted.

Each of the Partnership's commercial agreements with Delek, other than the marketing agreement described under "Wholesale Marketing and Terminalling - East Texas," has an initial term of five years, which may be extended at the option of Delek for up to two additional five-year terms. Additionally, each of our commercial agreements with Delek will not terminate in the event of a change of control of our general partner.
Prior to November 7, 2014, Delek is not permitted to suspend or reduce its obligations under the applicable agreement in connection with the shutdown of the applicable Delek refinery served under such agreement for any reason other than certain force majeure events, including for scheduled turnarounds or other regular servicing or maintenance. After November 7, 2014, if Delek decides to permanently or indefinitely suspend refining operations at the El Dorado or Tyler Refinery, as the case may be, for a period that will continue for at least twelve consecutive months, then Delek may terminate the agreement on no less than twelve months’ prior written notice to us, which notice period may run concurrently with the twelve-month suspension period described above. During the twelve-month notice period, Delek will continue to owe shortfall payments for any calendar quarter in which it does not throughput aggregate volumes at least equal to its minimum throughput commitment; provided, however, that under each commercial agreement with Delek other than the marketing agreement, we and Delek may agree to terminate the agreement prior to the expiration of the twelve-month notice period in order for us to enter into a new agreement with any third party.
If a force majeure event occurs that renders either party unable to perform its obligations under the agreement, such party must provide the other party with written notice of the force majeure event and identify the approximate length of time the affected party believes that force majeure event will continue. Until November 7, 2015, if a force majeure event occurs, Delek will continue to be required to make shortfall payments to us unless the force majeure event affects our ability to perform the services we are required to perform under the agreement. However, if the force majeure affects our ability to perform, the term of the agreement will be extended by the length of such force majeure (up to one year). After November 7, 2015, the obligations of each party will be suspended to the extent affected by force majeure unless the agreement is terminated as provided in the following two sentences. Beginning on November 7, 2015, if the affected party believes that a force majeure event will continue for twelve consecutive months or more, then either party will have the right to terminate the agreement to the extent affected by the force majeure on no less than twelve months’ prior written notice to the other party. However, under each commercial agreement with Delek other than the marketing agreement, we and Delek may agree to terminate the agreement to the extent affected by the force majeure event prior to the expiration of the twelve-month notice period in order for us to enter into a new agreement with any third party. Notwithstanding the immediately preceding sentence, Delek will have the right, prior to the effectiveness of the force majeure termination notice, to elect to continue making shortfall payments and we will not be permitted to terminate the applicable agreement for so long as Delek continues to make such shortfall payments.
Pipelines and Transportation
East Texas Crude Logistics System. The Partnership entered into a five-year pipeline and tankage agreement under which Delek pays us fees for storing crude as well as transporting crude oil to the Tyler Refinery through our East Texas Crude Logistics system. The minimum throughput commitments under this agreement are 35,000 bpd (on a quarterly average basis), which represents approximately 55% of the capacity of these crude pipelines, at a fee of $0.40 per barrel, with an additional $0.20 per barrel charged for amounts in excess of 50,000 bpd. Delek is also obligated to pay a fixed storage fee of $250,000 per month, subject to certain exceptions such as force majeure events.
Lion Pipeline System. The Partnership entered into a five-year pipeline and storage facilities agreement under which Delek pays the Partnership fees for transporting crude oil to the El Dorado Refinery through our Lion Pipeline System, gathering crude oil on the SALA Gathering System and transporting refined products from the El Dorado Refinery to the Enterprise TE Products Pipeline. The minimum throughput commitments under this agreement are 46,000 bpd (on a quarterly average basis) at a tariff rate of $0.85 per barrel for the crude oil pipelines, excluding crude oil gathered on our SALA Gathering System, and 40,000 bpd (on a quarterly average basis) at a tariff rate of $0.10 per barrel for the refined product pipelines, representing approximately 30% and 54%, respectively, of the aggregate capacity of such pipelines, and 14,000 bpd (on a quarterly average basis) at a tariff rate of $2.25 per barrel for the SALA Gathering System.
For a discussion of a third party's involvement in this agreement, please read "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement."
Wholesale Marketing and Terminalling
East Texas. The Partnership entered into a 10-year marketing agreement under which Delek pays us fees for providing marketing services for 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. The minimum throughput commitments under this agreement are 50,000 bpd (on a quarterly average basis) at a fee of $0.5964 per barrel. In addition, Delek has agreed to pay us an incentive fee of 50% of the margin, if any, above an agreed base level generated on the sale, provided that the incentive fee will not be less than $175,000 nor greater than $500,000 per quarter.

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers for resale at our San Angelo and Abilene, Texas terminals and at third-party terminals located in Aledo, Odessa, Big Spring and Frost, Texas. Substantially all of our product sales in west Texas are on a wholesale basis. Substantially all of our petroleum products for sale in west Texas are purchased from two suppliers. Under a contract (the "Abilene contract") with Noble Petro, Inc. ("Noble Petro"), we have the right to purchase up to 20,350 bpd of petroleum products. In addition, we have the right to purchase 7,000 bpd of refined products pursuant to the Partnership's contract (the "East Houston contract") with Magellan Asset Services, L.P. ("Magellan"). The Abilene and East Houston contracts expire in December 2018 and December 2015, respectively. Neither contract has renewal options. We do not own, lease or operate any of the assets used to transport or store the products we purchase from Magellan.
Terminalling. The Partnership entered into two five-year terminalling services agreements under which Delek pays us fees for providing terminalling services for Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.50 per barrel. The Big Sandy terminal is currently not operational because a pipeline owned by a third party which is necessary for the use of the terminal is out of service. Although the terminal is not operational, Delek pays us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due per the agreement.
El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to a supply and offtake arrangement among Delek, Lion Oil, J. Aron & Company ("J. Aron"), and certain other parties, Aron acquires and holds title to crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System or terminalled in our Memphis terminal, and Aron has agreed to sell the crude oil to and purchase the refined products from Lion Oil. Under our agreements with Lion Oil relating to the Lion Pipeline System, the SALA Gathering System and the Memphis terminal, Lion Oil assigned to J. Aron certain of its rights, including the right to have J. Aron’s crude oil and refined products stored in or transported on or through these systems and the Memphis terminal, with Lion Oil acting as J. Aron’s agent for scheduling purposes. J. Aron will retain these storage and transportation rights for the term of the supply and offtake arrangement and will pay us for the services we provide to it. The rights assigned to J. Aron will not alter Lion Oil’s obligations to throughput minimum volumes under our agreements with respect to the transportation and storage of crude oil and refined products through our facilities, but J. Aron’s throughput will be credited toward Lion Oil’s minimum throughout commitments.
Other Agreements with Delek
In addition to the commercial agreements described above, the Partnership entered into the following agreements with Delek upon the closing of the Offering.
Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek under which Delek agreed not to compete with us under certain circumstances and granted us a right of first offer to acquire certain of its retained logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future. The omnibus agreement also contains the terms under which Delek will have a right of first refusal to purchase our assets that serve its refineries, including the Lion Pipeline System, the SALA Gathering System, the East Texas Crude Logistics System, the Big Sandy terminal, the Memphis terminal and the Paline Pipeline System. In addition, the omnibus agreement contains the terms under which Delek will have a right of first refusal to enter into an agreement with respect to all or a portion of the capacity of the Paline Pipeline System's 185-mile, 10-inch crude oil pipeline running between Longview and Nederland, Texas following the termination of our current contract with a major integrated oil company. Under the omnibus agreement, Delek may also be required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct after the Offering. The omnibus agreement also requires that the Partnership pay a $2.7 million annual fee to Delek, indexed for inflation, for Delek’s provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek’s reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek’s indemnification of us for certain matters, including environmental, title and tax matters.
Operation and Management Services Agreement. Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. Our general partner entered into an operational and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operational and management services with respect to our pipelines, storage and terminalling facilities and related assets, including operating and maintaining flow and pressure control, maintaining and repairing our pipelines, storage and terminalling facilities and related assets, conducting routine operational activities, and managing transportation and logistics, contract administration, crude oil and refined product measurement, database mapping, rights-of-way, materials, engineering support and such other services as our general partner and Delek may mutually agree upon from time to time. We and/or our general partner reimburse Delek for such services under the operation and management services agreement.
Paline Pipeline System Capacity Reservation
A major integrated oil company has contracted with the Partnership for 100% of the southbound capacity of the Paline Pipeline System for a monthly fee of $450,000, which will increase to $529,250 per month in 2013 and thereafter be subject to annual escalation during any renewal periods. The monthly fees payable to us under our agreement with this customer increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes (including pipeline throughput and terminal volumes); (ii) contribution margin and gross margin per barrel; (iii) operating and maintenance expenses; (iv) EBITDA and Distributable Cash Flow. We define EBITDA and Distributable Cash Flow below.
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle in our pipeline, transportation, terminalling and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although Delek has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	Delek’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute accretive acquisitions and organic expansion projects, and capture incremental Delek or third-party volumes;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection; and

•
our ability to increase throughput volumes on our pipeline systems by making outlet connections to existing or new third party pipelines or rail loading facilities, increases in which will be driven by the anticipated supply of and demand for additional crude oil produced.

Contribution Margin and Gross Margin per Barrel. Because we do not allocate general and administrative expense by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net sales less cost of sales and operating expenses. For our wholesale marketing and terminalling segment, we also measure margin per barrel. The gross margin per barrel reflects the gross margin (net sales less cost of sales) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices of gasoline and distillate fuel. Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase these products from our suppliers and the time we sell these products to our wholesale customers.
Operating and Maintenance Expenses. We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and related property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.
Our operating and maintenance expenses will also be affected by the imbalance gain and loss provisions in our commercial agreements with Delek. Under our commercial agreements with Delek relating to our Lion Pipeline System and our East Texas Crude Logistics System, we bear any crude oil and refined product volume losses on each of our pipelines in excess of 0.25%. Under our commercial agreements with Delek relating to our Memphis and Big Sandy terminals, we will bear any refined product volume losses in each of our terminals in excess of 0.25%. The value of any crude oil or refined product imbalance gains or losses resulting from these contractual provisions is determined by reference to the monthly average reference price for the applicable commodity. Any gains and losses under these provisions will reduce or increase, respectively, our operating and maintenance expenses in the period in which they are realized.

EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define distributable cash flow as EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with U.S. GAAP.
EBITDA and distributable cash flow are non-U.S. GAAP supplemental financial measures that management and external users of our combined financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. For a reconciliation of EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "Summary Financial and Other Information."

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences in the way the Predecessor recorded revenues and the way the Partnership will record revenues. Because our assets were historically a part of the integrated operations of Delek, the Predecessor generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis. Accordingly, the revenues in our historical condensed combined financial statements relate only to amounts received from third parties.
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek at the closing of the Offering and from existing agreements with third parties under which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our pipelines that are subject to FERC regulation will be adjusted on July 1, 2013 in accordance with FERC’s indexing methodology. We expect to generate revenue from ancillary services such as ethanol blending and additive injection and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of minimum volume committed under our agreements with Delek. As compared to the Predecessor, the Partnership does not make bulk biofuel sales in our west Texas marketing operations.
General and Administrative Expenses. The Predecessor's general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to the Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount.
Delek continues to charge the Partnership for the management and operation of our logistics assets, which are projected to be $3.0 million due to Delek’s provision of additional services, and an annual fee of $2.7 million for the provision of various centralized corporate services. Additionally, the Partnership will reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also expects to incur $2.0 million of incremental annual general and administrative expense as a result of being a publicly traded partnership.
Income Tax Expenses. Prior to the Offering, the Predecessor was included in Delek’s consolidated federal income tax return, in which the Predecessor was taxed at the entity level as a C corporation. The Partnership will be treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there will be no income tax expense in our financial statements.
Financing. As a publicly traded partnership, the Partnership intends to make cash distributions to its unit holders at an initial distribution rate of $0.375 per unit per quarter ($1.50 per unit on an annualized basis). The Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreements. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, from borrowings under the Delek Logistics Revolving Credit Facility, and future issuances of equity and debt securities.
Seasonality
Demand for gasoline products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic. As a result, our operating results are generally lower during the first and fourth quarters of the year.
Contractual Obligations
As of September 30, 2012, our contractual obligations consisted of the Fifth Third Revolver, which carried a credit limit of $75.0 million, including a $35.0 million sub-limit for letters of credit. As of September 30, 2012, we had $53.2 million outstanding borrowings under the Fifth Third Revolver, as well as letters of credit issued of $11.5 million. The Predecessor's Fifth Third Revolver was repaid and terminated in conjunction with the Offering. The Partnership entered into the Delek Logistics Revolving Credit Facility on November 7, 2012. See Note 12 to the condensed combined financial statements for further information regarding the Delek Logistics Revolving Credit Facility.

Summary Financial and Other Information
The following table and discussion is a summary of our combined results of operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
Statement of Operations Data:	September 30,		September 30,
	2012	2011	2012	2011

	(In thousands)
Net sales:
Pipelines and transportation	$7,960	$7,167	$21,440	$14,335
Wholesale marketing and terminalling	263,846	192,658	751,929	542,744
Total	271,806	199,825	773,369	557,079
Operating costs and expenses:
Cost of goods sold	255,281	187,209	729,750	526,234
Operating expenses	6,579	4,158	15,673	8,272
General and administrative expenses	1,614	1,273	6,367	3,960
Depreciation and amortization	2,255	1,431	6,649	3,300
Loss on sale of assets	5	—	5	—
Total operating costs and expenses	265,734	194,071	758,444	541,766
Operating income	6,072	5,754	14,925	15,313
Interest expense	667	480	1,777	1,468
Total non-operating expenses	667	480	1,777	1,468
Income before taxes	5,405	5,274	13,148	13,845
Income tax expense	2,437	1,874	5,183	4,687
Net income	$2,968	$3,400	$7,965	$9,158
EBITDA(1)	$8,327	$7,185	$21,574	$18,613

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$2,968	$3,400	$7,965	$9,158
Add:
Income tax expense	2,437	1,874	5,183	4,687
Depreciation and amortization	2,255	1,431	6,649	3,300
Interest expense, net	667	480	1,777	1,468
EBITDA(1)	$8,327	$7,185	$21,574	$18,613
Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	(2,486)	13,457	963	(2,803)
Amortization of deferred financing costs	(52)	(70)	(146)	(161)
Accretion of asset retirement obligations	(26)	(4)	(79)	(47)
Deferred taxes	127	(960)	135	3,396
Loss on asset disposals	(5)	—	(5)	—
Stock-based compensation expense	(39)	(25)	(92)	(55)
Changes in assets and liabilities	7,704	(7,567)	13,838	12,128
Income taxes	2,437	1,874	5,183	4,687
Interest expense, net	667	480	1,777	1,468
EBITDA(1)	8,327	7,185	21,574	18,613

(1) For a definition of EBITDA, please read "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow" above.

	Nine Months Ended September 30,
	2012	2011

Cash Flow Data:
Cash flows provided by (used in) operating activities	$963	$(2,803)
Cash flows used in investing activities	(28,062)	(139)
Cash flows provided by financing activities	27,277	2,960
Net increase in cash and cash equivalents	$178	$18

	Three Months Ended September 30, 2012
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$7,960	$263,846	$271,806
Operating costs and expenses:
Cost of goods sold	—	255,281	255,281
Operating expenses	4,597	1,982	6,579
Segment contribution margin	3,363	6,583	9,946
General and administrative expenses			1,614
Depreciation and amortization			2,255
Loss on sale of assets			5
Operating income			$6,072
Total assets	$112,794	$137,864	$250,658
Capital spending (excluding business combinations)	$2,265	$324	$2,589

	Three Months Ended September 30, 2011
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$7,167	$192,658	$199,825
Operating costs and expenses:
Cost of goods sold	—	187,209	187,209
Operating expenses	3,090	1,068	4,158
Segment contribution margin	$4,077	$4,381	$8,458
General and administrative expenses			1,273
Depreciation and amortization			1,431
Operating income			$5,754
Total assets	$54,229	$78,478	$132,707
Capital spending (excluding business combinations)	$—	$138	$138

	Nine Months Ended September 30, 2012
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$21,440	$751,929	$773,369
Operating costs and expenses:
Cost of goods sold	—	729,750	729,750
Operating expenses	11,689	3,984	15,673
Segment contribution margin	$9,751	$18,195	$27,946
General and administrative expenses			6,367
Depreciation and amortization			6,649
Loss on sale of assets			5
Operating income			$14,925
Capital spending (excluding business combinations)	$3,516	$1,276	$4,792

	Nine Months Ended September 30, 2011
(In thousands)	Pipelines and Transportation	Marketing and Terminalling	Combined
Net sales	$14,335	$542,744	$557,079
Operating costs and expenses:
Cost of goods sold	—	526,234	526,234
Operating expenses	5,881	2,391	8,272
Segment contribution margin	$8,454	$14,119	$22,573
General and administrative expenses			3,960
Depreciation and amortization			3,300
Operating income			$15,313
Capital spending (excluding business combinations)	$—	$139	$139

Results of Operations
Combined Results of Operations — Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
For the third quarters of 2012 and 2011, we generated net sales of $271.8 million and $199.8 million, respectively, an increase of $72.0 million, or 36.0%. In the fourth quarter 2011, we began selling bulk biofuels, primarily to Delek. The increase in net sales is primarily due to increases in sales volumes attributable to the sale of bulk biofuels, which contributed $59.4 million in sales in the third quarter 2012. The average sales price per gallon of gasoline decreased $0.05 per gallon for the third quarter 2012, to $2.91 per gallon from $2.96 in the third quarter 2011. The average price of diesel increased to $3.16 per gallon in the third quarter 2012 compared to $3.10 per gallon in the third quarter 2011.
Cost of goods sold was $255.3 million for the third quarter 2012 compared to $187.2 million for the third quarter 2011, an increase of $68.1 million, or 36.4%. The increase in cost of goods sold was primarily attributable to the sale of bulk biofuels, which began in the fourth quarter 2011.
Operating expenses were $6.6 million for the third quarter 2012 compared to $4.2 million for the third quarter 2011, an increase of $2.4 million, or 57.7%. The increase in operating expenses was primarily due to the operations of the Paline Pipeline, acquired in the fourth quarter 2011. Further contributing to the increase were our acquisitions of the Nettleton Pipeline and Big Sandy in the first quarter 2012 and additional insurance expenses related to existing operations.
General and administrative expenses were $1.6 million and $1.3 million for the third quarter 2012 and 2011, respectively, an increase of $0.3 million, or 23.6%. The increase in general and administrative expenses is due to an increase in salaries and benefits, offset by decreases in insurance expense related to the Paline Pipeline System and the Contributed Lion Oil Assets. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $2.3 million for the third quarter 2012 compared to $1.4 million for the third quarter 2011, an increase of $0.9 million, or 62.9%. This increase was primarily due to the addition of depreciation associated with the Paline and Nettleton Pipeline assets, acquired in the fourth quarter 2011 and first quarter 2012, respectively.
Interest expense was $0.7 million for the third quarter 2012 compared to $0.5 million for the third quarter 2011, an increase of $0.2 million, or 41.7%. The increase is attributable to increases in interest costs resulting from changes in debt levels and interest rates under our prior revolving credit facility, partially offset by a decrease in our deferred financing charges related to our refinancing and amendment activities associated with the August amendment of the Fifth Third Revolver.
Income tax expense was $2.4 million for the third quarter 2012, compared to $1.9 million for the third quarter 2011, an increase of $0.6 million, or 32.0%. The Predecessor's effective tax rate was 45.1% for the third quarter 2012, compared to 35.5% for the third quarter 2011. The increase in the effective tax rate in the third quarter 2012 is due to the change in the valuation allowance activity and permanent tax differences.

Combined Results of Operations — Comparison of the Nine Months Ended September 30, 2012 versus the Nine Months Ended September 30, 2011
For the nine months ended September 30, 2012 and 2011, we generated net sales of $773.4 million and $557.1 million, respectively, an increase of $216.3 million, or 38.8%. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The increase in net sales is primarily due to increases in sales volumes attributable to the sale of bulk biofuels, which contributed $161.6 million in sales in the nine months ended September 30, 2012. The average sales price of gasoline increased $0.01 per gallon in the nine months ended September 30, 2012, to $2.92 per gallon from $2.91 in the nine months ended September 30, 2011. The average price of diesel also increased to $3.16 per gallon in the nine months ended September 30, 2012 compared to $3.06 per gallon in the nine months ended September 30, 2011.
Cost of goods sold was $729.8 million for the nine months ended September 30, 2012, compared to $526.2 million for the nine months ended September 30, 2011, an increase of $203.5 million, or 38.7%. The increase in cost of goods sold was primarily attributable to increases in sales volume, as well as to the sale of bulk biofuels, which began in the fourth quarter 2011. Additionally, we recognized gains during the nine months ended September 30, 2012 and 2011 of $0.2 million and $0.4 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses were $15.7 million for the nine months ended September 30, 2012, compared to $8.3 million for the nine months ended September 30, 2011, an increase of $7.4 million, or 89.5%. The increase in operating expenses was primarily due to the acquisitions of the Lion Pipeline System, SALA Gathering System and Paline Pipeline System during 2011. Further contributing to the increase were the acquisitions of the Nettleton Pipeline and Big Sandy in the first quarter of 2012 and additional insurance expenses related to existing operations.
General and administrative expenses were $6.4 million for the nine months ended September 30, 2012, compared to $4.0 million for the nine months ended September 30, 2011, an increase of $2.4 million, or 60.6%. The increase is primarily attributable to an increase in salaries and employee benefits, as well as to the acquisition of Paline in December 2011. We do not allocate general and administrative expenses to our operating segments.
Depreciation and amortization was $6.6 million for the nine months ended September 30, 2012, compared to $3.3 million for the nine months ended September 30, 2011, an increase of $3.3 million, or 100.0%. This increase was primarily due to the addition of depreciation associated with the Paline and Nettleton assets, acquired in the fourth quarter 2011 and first quarter 2012, respectively.
Interest expense was $1.8 million for the nine months ended September 30, 2012, compared to $1.5 million for the nine months ended September 30, 2011, an increase of $0.3 million, or 20.4%. The increase is attributable to increases in interest costs resulting from changes in debt levels and interest rates under our prior revolving credit facility, partially offset by a decrease in our deferred financing charges related to our refinancing and amendment activities associated with the August 2012 amendment of the Fifth Third Revolver.
Income tax expense was $5.2 million for the nine months ended September 30, 2012, compared to $4.7 million for the nine months ended September 30, 2011, an increase of $0.5 million, or 10.7%. The Predecessor's effective tax rate was 39.4% for the nine months ended September 30, 2012, compared to 33.9% for the nine months ended September 30, 2011. The increase in our effective tax rate in the nine months ended September 30, 2012 is primarily due to the change in the valuation allowance activity and permanent tax differences.
Operating Segments
We review operating results in two reportable segments: our pipelines and transportation segment and our wholesale marketing and terminalling segment. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation.
Pipelines and Transportation Segment
The pipelines and transportation segment includes our Lion Pipeline System, our SALA Gathering System, our Paline Pipeline System and our East Texas Crude Logistics System.

The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$7,960	$7,167	$21,440	$14,335
Operating expenses	4,597	3,090	11,689	5,881
Segment contribution margin	3,363	4,077	9,751	8,454
Throughputs (average bpd)
Lion Pipeline System (1):
Crude pipelines (non-gathered)	44,492	62,860	46,989	56,001
Refined products pipelines to Enterprise Systems	42,862	47,481	44,495	43,628
SALA Gathering System (1)	20,824	17,244	20,434	17,174
Paline Pipeline System (2)	19,365	—	21,647	—
East Texas Crude Logistics System	58,652	56,738	54,164	56,399

(1)	Throughputs for the nine months ended September 30, 2011 are for the 153 days Delek operated the El Dorado refinery in 2011.

(2)	Consists of amounts shipped on the 185-mile mainline pipeline. The Paline Pipeline System was acquired in December 2011.
Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
Contribution margin for the pipelines and transportation segment in the third quarter 2012 was $3.4 million, or 33.8% of our combined contribution margin, compared to $4.1 million, or 48.2% of our combined segment contribution margin in the third quarter 2011. The decrease to the pipelines and transportation segment contribution margin is primarily attributable to higher operating expenses in the third quarter 2012, as compared to the same period in 2011.
Net sales for the pipelines and transportation segment were $8.0 million for the third quarter 2012 compared to $7.2 million for the third quarter 2011, an increase of $0.8 million, or 11.2%. The increase was primarily due to the acquisition of the Paline Pipeline System in December 2011.
Operating expenses were $4.6 million for the third quarter 2012 compared to $3.1 million for the third quarter 2011, an increase of $1.5 million, or 48.5%. The increase in operating expense was primarily due to the acquisitions of the Lion Pipeline System, SALA Gathering System and Paline Pipeline System during 2011. Further contributing to the increase were the acquisition of the Nettleton Pipeline in the first quarter 2012 and additional insurance expenses associated with the pipelines and transportation operations.
Comparison of the Nine Months Ended September 30, 2012 versus the Nine Months Ended September 30, 2011
Contribution margin for the pipelines and transportation segment for the nine months ended September 30, 2012 was $9.8 million, or 34.9% of our combined contribution margin, compared to $8.5 million, or 37.5% of our combined segment contribution margin for the nine months ended September 30, 2011. The increase in pipelines and transportation contribution margin for the nine months ended September 30, 2012 is primarily attributable to the acquisitions of the Lion Pipeline System, SALA Gathering System in April 2011 and Paline Pipeline System in December 2011.
Net sales for the pipelines and transportation segment were $21.4 million for the nine months ended September 30, 2012, compared to $14.3 million for the nine months ended September 30, 2011, an increase of $7.1 million, or 49.5%. The increase is due primarily to the acquisitions of the Lion Pipeline System, SALA Gathering System in April 2011 and Paline Pipeline System in December 2011.
Operating expenses were $11.7 million for the nine months ended September 30, 2012, compared to $5.9 million for the nine months ended September 30, 2011, an increase of $5.8 million, or 98.6%. This increase in operating expense was primarily due to the acquisitions of the Lion Pipeline System, SALA Gathering System and Paline Pipeline System during 2011. Further contributing to the increase were the acquisition of the Nettleton Pipeline in January 2012 and increases in additional insurance expenses related to the pipelines and transportation operations.

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The following table and discussion is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$263,846	$192,658	$751,929	$542,744
Cost of Goods Sold	255,281	187,209	729,750	526,234
Operating expenses	1,982	1,068	3,984	2,391
Segment Contribution Margin	6,583	4,381	18,195	14,119
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	58,708	57,022	55,875	56,868
West Texas marketing throughputs (average bpd) (2)	22,407	16,138	21,573	15,546
West Texas marketing margin per barrel	$2.67	$1.00	$2.09	$1.63
Terminalling throughputs (average bpd) (3)	15,465	23,006	16,355	24,590

(1)	Includes jet fuel and petroleum coke

(2)	Includes bulk ethanol and biodiesel

(3)
Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals. Throughputs for the nine months ended September 30, 2011 are for the 155 days Delek operated the El Dorado refinery in 2011.

Comparison of the Three Months Ended September 30, 2012 versus the Three Months Ended September 30, 2011
Contribution margin for the wholesale marketing and terminalling segment amounted to $6.6 million, or 66.2% of its combined contribution margin, in the third quarter 2012, versus $4.4 million, or 51.8% of our combined contribution margin, in the third quarter 2011. This increase was primarily due to decreases in the average cost per barrel sold, from $123.83 per barrel in the third quarter 2012, compared to $126.09 in the third quarter 2011.
Net sales for our wholesale marketing and terminalling segment in the third quarter 2012 increased 37.0% to $263.8 million from $192.7 million in the third quarter 2011. In the fourth quarter 2011, we began selling bulk biofuels, primarily to Delek, which contributed $59.4 million in sales in the third quarter 2012. Total sales volume, excluding bulk biofuels, increased 576 bpd in the third quarter 2012 compared to the third quarter 2011. The average sales price per gallon of gasoline decreased $0.05 per gallon for the third quarter 2012, to $2.91 per gallon from $2.96 in the third quarter 2011, while the average price of diesel increased to $3.16 per gallon in the third quarter 2012 compared to $3.10 per gallon in the third quarter 2011.
Cost of goods sold for our wholesale marketing and terminalling segment increased 36.4% to $255.3 million in the third quarter 2012, as compared to cost of goods sold of $187.2 million in the third quarter 2011. The increase in cost of goods sold was primarily attributable to the sale of bulk biofuels, primarily to Delek, which began in the fourth quarter 2011. We recognized losses associated with settlement of nomination differences under long-term purchase contracts during the third quarter 2012 and 2011 of a nominal amount and $0.1 million, respectively.
Operating expenses were $2.0 million in the third quarter 2012, an increase of $0.9 million, or 84.3%, as compared to operating expenses of $1.1 million in the third quarter 2011. The increase in operating expense was primarily due to additional costs associated with the Nashville and Memphis product terminals, which were acquired in April 2011, as well as costs associated with Big Sandy, which was acquired in the first quarter 2012. Further contributing to the increase were increases in insurance expenses related to existing wholesale marketing and terminalling operations.
Comparison of the Nine Months Ended September 30, 2012 versus the Nine Months Ended September 30, 2011
Contribution margin for the wholesale marketing and terminalling segment increased to $18.2 million, or 65.1% of our combined contribution margin, in the nine months ended September 30, 2012, versus $14.1 million, or 62.5% of our combined contribution margin, in the nine months ended September 30, 2011. The increase in contribution margin for the wholesale marketing and terminalling segment was primarily attributable to increases in the average price of diesel during the nine months ended September 30, 2012, when compared to the same period of 2011.
Net sales for the wholesale marketing and terminalling segment in the nine months ended September 30, 2012 increased 38.5% to $751.9 million from $542.7 million in the nine months ended September 30, 2011. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek, which contributed $161.6 million in sales in the nine months ended September 30, 2012. Total sales volume, excluding bulk biofuels, increased 712 bpd in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The average sales price of gasoline increased $0.01 per gallon in the nine months ended September 30, 2012, to $2.92 per gallon from $2.91 in the nine months ended September 30, 2011. The average price of diesel also increased to $3.16 per gallon in the nine months ended September 30, 2012 compared to $3.06 per gallon in the nine months ended September 30, 2011.
Cost of goods sold for the wholesale marketing and terminalling segment increased 38.7% to $729.8 million in the nine months ended September 30, 2012, as compared to cost of goods sold of $526.2 million for the nine months ended September 30, 2011. The increase in cost of goods sold was primarily attributable to increases in sales volume, as well as to the sale of bulk biofuels, which began in the fourth quarter 2011. Additionally, we recognized gains during the nine months ended September 30, 2012 and 2011 of $0.2 million and $0.4 million, respectively, associated with settlement of nomination differences under long-term purchase contracts.
Operating expenses were $4.0 million in the nine months ended September 30, 2012, an increase of $1.6 million, or 66.9%. The increase in operating expenses is primarily due to the additional costs associated with the Nashville and Memphis product terminals, which were acquired in April 2011 and to additional costs associated with Big Sandy, which was acquired in February 2012. Further contributing to the increase were increases in insurance expenses associated with the existing wholesale marketing and terminalling operations.
Liquidity and Capital Resources
Historically, the Predecessor's sources of liquidity included cash generated from operating activities and borrowings under the Fifth Third Revolver. We believe that cash flows from operations and borrowings under the Delek Logistics Revolving Credit Facility will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our combined cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash Flow Data:
Cash flows provided by (used in) operating activities	$963	$(2,803)
Cash flows used in investing activities	(28,062)	(139)
Cash flows provided by financing activities	27,277	2,960
Net increase in cash and cash equivalents	$178	$18
Cash Flows from Operating Activities
Net cash provided by operating activities was $1.0 million for the nine months ended September 30, 2012, compared to net cash used in operating activities of $2.8 million for the comparable period of 2011. The increase in cash flows from operations in the first nine months of 2012 from the same period in 2011 was primarily due to increases in depreciation and amortization and accounts payable and other current liabilities, offset by increases in accounts receivable and inventories and other current assets. Net income for the nine months ended September 30, 2012 was $8.0 million, compared to $9.2 million in the same period of 2011.

Cash Flows from Investing Activities
Net cash used in investing activities was $28.1 million for the first nine months of 2012, compared to $0.1 million in the comparable period of 2011. This increase was primarily due to the cash paid of $23.3 million for the first quarter 2012 acquisitions of both the Nettleton Pipeline and Big Sandy assets.
Cash used in investing activities includes capital expenditures during the nine months ended September 30, 2012 of approximately $4.8 million, of which $3.5 million was spent on projects in the pipelines and transportation segment and $1.3 million was spent in the wholesale marketing and terminalling segment. During the nine months ended September 30, 2011, we spent $0.1 million in the wholesale marketing and terminalling segment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $27.3 million in the nine months ended September 30, 2012, compared to cash provided of $3.0 million in the comparable period of 2011. The increase in net cash from financing activities in the first nine months of 2012 was primarily due to net proceeds from our prior revolving credit facility of $22.9 million in the nine months ended September 30, 2012, compared to net repayments of $1.8 million in the comparable period of 2011.
Cash Position and Indebtedness
As of September 30, 2012, our total cash and cash equivalents were $0.2 million and we had total indebtedness of approximately $53.2 million. Borrowing availability under the Predecessor's Fifth Third Revolver was approximately $10.3 million and the Predecessor had letters of credit issued of $11.5 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2012. The Predecessor's Fifth Third Revolver was repaid and terminated on November 7, 2012 in connection with the Offering.
On November 7, 2012, in connection with the Offering, the Partnership entered into the Delek Logistics Revolving Credit Facility. The credit facility will be generally available to fund working capital, finance acquisitions and other capital expenditures, fund certain future distributions and for other general partnership purposes.
The Delek Logistics Credit Facility contains various covenants and restrictive provisions customary for credit facilities of this nature. Financial covenants include an interest coverage ratio defined as the ratio of consolidated EBITDA (as defined in the facility) to cash interest expense, tested quarterly, for the four fiscal quarters then ended of greater than 2.00 to 1.00 and a leverage ratio defined as total funded debt to consolidated EBITDA, tested quarterly, for the four fiscal quarters then ended of not greater than 3.50 to 1.00. The Delek Logistics Credit Facility also requires the Partnership to maintain interest rate hedging arrangements, reasonably acceptable to the administrative agent, with respect to at least 50% of the revolving loans funded at closing, which hedging arrangements must be in place for at least a three-year period beginning no later than 120 days after the closing date of the Offering.
Borrowings under the Delek Logistics Credit Facility will bear interest at a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin. The applicable margin varies based upon the leverage ratio calculation as of the last day of the period of the four fiscal quarters most recently ended.
The Delek Logistics Credit Facility contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the new credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of the General Partner, (ii) Delek Logistics GP, LLC ceases to be the General Partner or (iii) the Partnership fails to own and control legally and beneficially at least 100% of the equity interests of any other borrower under the credit agreement, unless otherwise permitted thereunder) and material litigation resulting in a final judgment against any borrower or guarantor that remains undischarged or unstayed. Upon the occurrence and during the continuation of an event of default under the credit agreement, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against the Partnership, its subsidiaries and the collateral as may be available to the lenders under the credit agreement and other loan documents. The collateral includes a first priority lien on substantially all of the Partnership's tangible and intangible assets. Also, an affiliate of the Partnership provides a limited guaranty of certain of the Partnership's obligations under this facility equal to the principal amount, including unpaid and accrued interest, of a promissory note from Delek US Holdings, Inc. to Marketing. As of November 7, 2012, the principal amount of the note was $102.0 million.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2012 were $4.8 million, of which approximately $3.5 million was spent in our pipelines and transportation segment and $1.3 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $6.9 million for 2012.
The following table summarizes our actual capital expenditures for the nine months ended September 30, 2012 and planned capital expenditures for the full year 2012 by operating segment and major category (in thousands):

	Full Year 2012 Forecast	Nine Months Ended September 30, 2012
Pipelines and Transportation:
Regulatory	$125	$56
Maintenance	1,700	1,572
Discretionary Projects	3,420	1,888
Pipeline and transportation segment total	5,245	3,516
Wholesale Marketing and Terminalling:
Regulatory	17	17
Maintenance	556	161
Discretionary projects	1,100	1,098
Wholesale marketing and terminalling segment total	1,673	1,276
Total capital spending	$6,918	$4,792

For the full year 2012, we plan to spend approximately $5.2 million in the pipeline and transportation segment. The majority of these capital expenditures will be spent on maintenance and discretionary projects, with $1.7 million and $3.4 million budgeted on these projects, respectively, for the pipeline and transportation segment. Of the $1.7 million budgeted for the wholesale marketing and terminalling segment, $1.1 million is allocated to discretionary projects in the nine months ended September 30, 2012.
Maintenance capital expenditures relate primarily to our API 653 tank inspection and repair program, pipeline and terminal integrity projects, and rolling stock replacements in our SALA Gathering System operation. Also included in our maintenance capital expenditures are several projects to expand the services and reliability of our pipelines and terminals.
Discretionary projects relate to the completion of three projects under construction at the time of the closing of the Offering, for which we will be reimbursed by Delek. These projects include: (1) the completion of the reversal of the Paline Pipeline; (2) the reversal of the Nettleton Pipeline; and (3) the installation of a new pipeline in El Dorado to connect rail unloading facilities to existing crude oil storage.
Under the omnibus agreement, Delek has agreed to reimburse us for any operating expenses in excess of $500,000 per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards through November 7, 2017. In addition, Delek has agreed to reimburse us for a period of five years, ending November 7, 2017, for any costs in excess of $1.0 million per event (net of any insurance recoveries), up to $20.0 million per event, that we incur for the clean up or repair of a condition caused by the failure of any assets contributed to us by Delek. Furthermore, for each of (i) the twelve months ending September 30, 2012 and (ii) each calendar year after the closing of this offering through December 31, 2017, Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for such twelve month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described in the preceding sentence. Delek's reimbursement obligations will not survive any termination of the omnibus agreement.
In addition to these reimbursement obligations, Delek has agreed to reimburse us for capital expenditures in connection with certain capital improvements that are currently in progress and are expected to be in progress as of November 7, 2012. We are currently constructing an addition to our Lion Pipeline System to transport crude oil from a rail delivery adjacent to the El

Dorado refinery to that refinery. Delek has agreed to reimburse us for the cost of constructing this pipeline, which is expected to be approximately $2.7 million. Delek has also agreed to reimburse us for the remaining cost to complete our reversal of the Paline Pipeline System, which is expected to be less than $2.0 million, and the cost of capital improvements necessary to enable bi-directional flow on our Nettleton Pipeline, which is expected to be approximately $1.0 million.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections. Our capital expenditure budget may also be revised as management continues to evaluate projects for reliability or profitability.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Form 10-Q.
Critical Accounting Policies
As of September 30, 2012, there have been no significant changes to our critical accounting estimates disclosed in the Prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from and subsequent sales to our customers. At September 30, 2012, we held no outstanding swap contracts. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at a variable rate and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Additionally, our revolving credit facility requires us to maintain interest rate hedging arrangements, reasonably acceptable to the administrative agent, with respect to at least 50% of the amount funded at closing of the credit facility, which must be in place for at least a three-year period beginning no later than 120 days after the Offering. We did not, as of September 30, 2012 have in place any interest rate hedges or forward contracts.
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. Pursuant to the recently enacted Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an emerging growth company as defined in the JOBS Act. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Although the we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS
There have been no significant changes from the risk factors previously disclosed under the heading “Risk Factors” in the Prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2012, in connection with our formation, we issued to (i) our general partner a 2.0% general partner interest in us in exchange for $20 and (ii) Delek US Holdings, Inc. a 98.0% limited partner interest in us in exchange for $980. These transactions were exempt from registration under Section 4(2) of the Securities Act. On November 1, 2012 our Registration Statement on Form S-1 (File No. 333-182631), as amended, filed with the SEC in connection with the Offering became effective. The Offering closed on November 7, 2012 and the Partnership sold 9,200,000 common units to the public, which amount included a 1,200,000 common unit overallotment exercised by the underwriters, on November 5, 2012. The sales price of the Offering was $21.00 per common unit and aggregate gross proceeds totaled $193.2 million. Expenses related to the Offering included approximately $12.5 million for the underwriter's discount, approximately $1.0 million for structuring fees and approximately $3.5 million in legal, printing, consulting, audit and other offering expenses. The Offering was made through an underwriting syndicate led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc.

Net proceeds to the Partnership from the Offering were approximately $176.2 million. As of November 7, 2012, we had used the net proceeds as follows:

•	approximately $72.9 million million was used to make a cash distribution to Delek;

•	approximately $63.0 million was used to retire the Predecessor's outstanding indebtedness under the Fifth Third Revolver;

•	approximately $36.6 million was retained for working capital; and

•	the balance of proceeds was used or will be used for general partnership purposes.

Item 6. EXHIBITS

Exhibit No.		Description
3.1		Certificate of Limited Partnership of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.2
First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated November 7, 2012 (incorporated by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on November 7, 2012).

3.3		Certificate of Formation of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.3 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.4
First Amended and Restated Limited Liability Company Agreement of Delek Logistics GP, LLC, dated November 7, 2012 (incorporated by reference to Exhibit 3.2 to the Partnership's Form 8-K filed on November 7, 2012).

3.5
Amendment to First Amended and Restated Limited Liability Company Agreement of Delek Logistics GP, LLC, dated November 7, 2012 (incorporated by reference to Exhibit 3.3 to the Partnership's Form 8-K filed on November 7, 2012).

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek Logistics Partners, LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Combined Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Combined Statements of Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Combined Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Combined Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Combined Financial Statements (Unaudited).

____________________________

++
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek Logistics Partners, LP
By:	Delek Logistics GP, LLC
Its General Partner
By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Cox
Mark Cox
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: December 14, 2012

EXHIBIT INDEX

Exhibit No.		Description
3.1		Certificate of Limited Partnership of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.2
First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated November 7, 2012 (incorporated by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on November 7, 2012).

3.3		Certificate of Formation of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.3 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.4
First Amended and Restated Limited Liability Company Agreement of Delek Logistics GP, LLC, dated November 7, 2012 (incorporated by reference to Exhibit 3.2 to the Partnership's Form 8-K filed on November 7, 2012).

3.5
Amendment to First Amended and Restated Limited Liability Company Agreement of Delek Logistics GP, LLC, dated November 7, 2012 (incorporated by reference to Exhibit 3.3 to the Partnership's Form 8-K filed on November 7, 2012).

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek Logistics Partners, LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Combined Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Combined Statements of Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Combined Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iv) Condensed Combined Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Combined Financial Statements (Unaudited).

 ___________________________

++
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.