Form 10-K
period 2012-12-31
Delek Logistics Partners, LP
filed 2013-03-12
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-35721

DELEK LOGISTICS PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	45-5379027
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7102 Commerce Way
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)
(615) 771-6701
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐    Accelerated filer  ☐        Non-accelerated filer ☑     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The registrant cannot calculate the aggregate market value of its common units held by non-affiliates as of the last business day of its most recently completed second fiscal quarter because there was no established public trading market for its common units as of such date.

At February 28, 2013, there were 11,999,258 common units, 11,999,258 subordinated units and 489,766 general partner units outstanding.

Documents incorporated by reference: None

Unless otherwise indicated or the context requires otherwise, the terms “DKL,” the "Partnership," “we,” “our,” and “us” are used in this report to refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward looking statements. These forward looking statements generally are identified by the words “may,” “will,” “should,” “could,” “would,” “predicts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “anticipates,” “estimates” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A, Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also “Forward-Looking Statements” included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 1, Business, of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Delek Logistics Partners, LP is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek") and its indirect subsidiary, Delek Logistics GP, LLC, our general partner. Unless otherwise indicated or the context requires, "Delek" and "Sponsor" refer collectively to Delek and its subsidiaries other than DKL, DKL's subsidiaries and DKL's general partner. On November 7, 2012, the Partnership completed an initial public offering (the "Offering") of 9,200,000 common units (including 1,200,000 common units issued pursuant to the exercise of the underwriters' option to purchase additional common units), representing limited partner interests in the Partnership.

Upon completion of the Offering and as of December 31, 2012, the Partnership's business consisted of the assets, liabilities and results of operations of certain crude oil and refined products pipeline, transportation, wholesale marketing and terminalling assets previously owned, operated or held by Delek and certain of its subsidiaries, including Delek Marketing & Supply, LLC ("Marketing"), Paline Pipeline Company, LLC ("Paline") and Lion Oil Company ("Lion Oil"). For accounting purposes, prior to the completion of the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to Delek Logistics Partners, LP Predecessor (our "Predecessor").

Overview

The Partnership owns and operates crude oil and refined products logistics and marketing assets. We generate revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing refined products. A substantial majority of our existing assets are both integral to and dependent upon the success of Delek's refining operations as our assets support Delek's refineries in Tyler, Texas (the "Tyler Refinery") and El Dorado, Arkansas (the "El Dorado Refinery"). Accordingly, a substantial majority of our contribution margin is derived from Delek's successful operation of these refineries and the commercial agreements we have entered into with Delek with respect to these refineries. See "Business—Commercial Agreements—Commercial Agreements with Delek" for a description of each agreement. In addition to the services we provide to Delek, we also provide crude oil transportation services for, and terminalling and marketing services to, third parties in Texas, Tennessee and Arkansas. Some of these services are provided pursuant to contractual agreements with such third parties. See "Business--Commercial Agreements--Commercial Agreement with Third Parties."

We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under our partnership agreement.

Information About Our Segments

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our pipelines and transportation segment and (ii) our wholesale marketing and terminalling segment. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Pipelines and Transportation Segment
Our pipelines and transportation segment primarily consists of assets that provide crude oil gathering, crude oil and refined products transportation and storage services in support of Delek’s refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, this segment provides crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices.
This segment consists of assets primarily divided into four operating systems: (i) our Lion Pipeline System, (ii) our SALA Gathering System, (iii) our Paline Pipeline System, and (iv) our East Texas Crude Logistics System. Please see "Item 2—Properties—Our Asset Portfolio—Pipelines and Transportation Segment" for detailed descriptions of the assets that comprise these operating systems. The tables below show the operating results for each of our operating systems. For the years ended December 31, 2011 and 2010, we present the results of our Predecessor and for the year ended December 31, 2012, we present the results of our Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012, the closing date of the Offering, through December 31, 2012.
Lion Pipeline System. Our Lion Pipeline System transports crude oil to, and refined products from, Delek's El Dorado Refinery. The pipelines in this system also have injection points where crude oil gathered from the SALA Gathering System is injected and then transported to the El Dorado Refinery. We do not charge an additional tariff for the transportation of these gathered crude oils over the Lion Pipeline System if a tariff has been charged for transportation on the SALA Gathering System. In addition, a pipeline within the Lion Pipeline System transports minimal crude oil for a third party. We own 100% of each of these pipelines. The Lion Pipeline System and SALA Gathering System each have crude oil storage tanks and facilities ancillary to the operation of the pipeline system. The Lion Pipeline System is capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery. The following table details certain operating data for our Lion Pipeline System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2012 (1)	2011 (2)
		Predecessor
Lion Pipeline System:
Crude Oil Pipelines (Non-gathered) (3)	46,027	57,442
Refined Products Pipelines to Enterprise System	45,220	45,337

(1) Throughputs for the year ended December 31, 2012 include the throughputs of our Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.
(2) Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery in 2011.
(3) Excludes crude oil gathered on our SALA Gathering System and injected into our Lion Pipeline System.
SALA Gathering System. The SALA Gathering System primarily gathers and transports crude oil that is purchased from various crude oil producers at individual crude oil leases. In addition, the gathering system transports small volumes of crude oil that is received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are transported to Delek's El Dorado Refinery for processing. The table below sets forth historical throughput information for the SALA Gathering System.

	Average Daily Througput (bpd)
	Year Ended
	December 31,
	2012 (1)	2011 (2)
		Predecessor
SALA Gathering System:
Throughput (average bpd):	20,747	17,676

(1) Throughputs for the year ended December 31, 2012 include the throughputs of our Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.
(2) Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery in 2011.

Paline Pipeline System. Our Paline Pipeline System runs from Longview, Texas to Nederland, Texas and was initially a northbound crude oil pipeline. In 2011, prior to our acquisition of the pipeline, Paline entered into a contract with a major integrated oil company was entered into whereby Paline agreed to reverse the Paline Pipeline System to enable it to run southbound in exchange for the customer to pay for the use of 100% of such southbound capacity through December 31, 2014. We also have a customer that transports a small volume of crude oil northbound from Kilgore. For a more thorough discussion of this contract, please see "Business—Commercial Agreements—Commercial Agreements with Third Parties—Paline Pipeline System Capacity Reservation"; "Item 1A—Risk Factors—Risks Relating to Our Business—If third-party pipelines, terminals or other facilities interconnected to our pipeline systems or terminals become partially or fully unavailable, or if we are unable to fulfill our contractual obligations, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected" and "Item 13—Certain Relationships and Related Transactions, and Director Independence" of this Annual Report on Form10-K.
East Texas Crude Logistics System. Our East Texas Crude Logistics System is currently the only pipeline system capable of supplying crude oil transportation and storage for the Tyler Refinery and delivers substantially all of the refinery’s crude oil needs. The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

	Average Daily Throughput (bpd)
	Year Ended
		December 31,
	2012	2011	2010
		Predecessor	Predecessor
East Texas Crude Logistics System (average bpd)	55,068	55,341	49,388
% of Tyler Refinery Crude Throughput	97.6%	98.8%	98.8%
Beginning in the first half of 2013, we expect a reconfigured pipeline system that is owned and operated by third parties to also begin supplying crude oil to Delek's Tyler Refinery from west Texas. Delek has a 10-year agreement with these third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured system. As a result and to provide flexibility for our assets, we are reconfiguring a portion of the East Texas Crude Logistics System to be bi-directional, which will enable it to transport crude oil from the west to Longview if market conditions make doing so attractive. Please read "Item 1A—Risk Factors—Risks Relating to Our Business—We anticipate, beginning in the first half of 2013, our East Texas Crude Logistics System will operate at levels significantly below Delek’s minimum volume commitment under its agreement with us for the foreseeable future” for additional information.

Wholesale Marketing and Terminalling Segment

Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products. We generate revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products from third parties for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek. See "Commercial Agreements—Commercial Agreements with Delek" and "Commercial Agreements—Commercial Agreements with Third Parties." The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2011 and 2010, we present the results of our Predecessor and for the year ended December 31, 2012 we present the results of our Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.
Wholesale Marketing
East Texas. Pursuant to a 10-year agreement with Delek, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. Our services consist of identifying potential customers, negotiating and recommending for Delek’s approval purchase orders and supply contracts, monitoring anticipated sales volumes and inventories and serving as a point of contact for sales and marketing issues. The following table sets forth the historical production of the Tyler Refinery.

		Year Ended
		December 31,
	2012 (1)	2011	2010
		Predecessor	Predecessor
Sales volumes (average bpd):
Gasoline and gasoline blendstocks	30,143	29,110	26,850
Diesel/jet (2)	20,875	22,239	19,286
Petrochemical, LPG, NGLs	1,820	1,814	1,614
Other (2)	4,736	3,884	2,423
Total sales volumes	57,574	57,047	50,173

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of our Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

(2)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke for Delek's Tyler Refinery. Accordingly, these amounts include jet fuel and petroleum coke for our Predecessor in years 2011 and 2010 and through November 6, 2012. Jet fuel and petroleum coke are excluded from these amounts subsequent to November 7, 2012.

West Texas. In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers for sale and exchange to third parties at our San Angelo and Abilene, Texas terminals and at third-party terminals located in Aledo, Odessa, Big Spring and Frost, Texas. Substantially all of our product sales in west Texas are on a wholesale basis.
Substantially all of our refined petroleum products for sale in west Texas are purchased from two suppliers. Under our contract (the "Abilene contract") with Noble Petro, Inc. ("Noble Petro"), we have the right to purchase up to 20,350 bpd of refined petroleum products. Under this agreement, we purchase refined products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. Under this arrangement, we have limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. The Abilene contract expires in December 2017 and does not have a renewal option.
In addition, we have the right to purchase 7,000 bpd of refined products for resale at third-party terminals along the Magellan Orion Pipeline located in Aledo, Odessa and Frost, Texas pursuant to our contract (the "East Houston contract") with Magellan Asset Services, L.P. ("Magellan"). The East Houston contract expires in December 2015, unless earlier terminated, and does not have a renewal option. We do not own, lease or operate any of the assets used to transport or store the refined products we purchase from Magellan. We do, however, own the inventory purchased under the East Houston contract. To hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from Magellan and subsequent sales to our customers, from time to time we enter into Gulf Coast product swap arrangements with respect to the products we purchase.
The following table details the average aggregate daily number of barrels and total barrels of refined products that we sold in our west Texas wholesale operations for the periods indicated.

	Year Ended
	December 31,
	2012 (1)	2011	2010
		Predecessor	Predecessor
Throughput (average bpd) (2)	16,523	15,493	14,353
Bulk Biofuels (3)	5,577	3,022	—
Gross margin (in thousands) (2)	$15,512	$8,488	$7,639
Gross margin per barrel (2)	$2.56	$1.50	$1.46

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of our Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

(2)	Excludes bulk ethanol and biodiesel.

(3)
Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel, beginning in the fourth quarter of 2011. Subsequent to November 7, 2012, we no longer market bulk ethanol and biodiesel. Accordingly, these amounts are presented for the time period during which we marketed bulk biofuels.

Terminalling
We provide terminalling services for products to independent third parties and Delek through a light products terminal in Nashville, Tennessee and to Delek for products through our light products terminal in Memphis, Tennessee. Delek uses our Memphis terminal pursuant to a five-year terminalling agreement with us. We also have contracted to provide exclusive terminalling and storage services to Delek at our light products terminal in Big Sandy, Texas pursuant to a five-year agreement. This terminal is not currently operational; however, pursuant to the terms of the Big Sandy terminalling agreement, Delek must pay us a minimum fee based upon minimum storage and throughput amounts. See “Business—Commercial Agreements—Commercial Agreements with Delek—Wholesale Marketing and Terminalling—Terminalling.”

	Year Ended
	December 31,
	2012 (1)	2011 (2)	2010
		Predecessor	Predecessor
Throughput (average bpd):
Big Sandy, TX (3)	—	—	—
Memphis, TN	10,334	11,961	—
Nashville, TN	5,086	5,946	—
Total (average bpd)	15,420	17,907	—

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of our Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

(2)	Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery in 2011.

(3)	The Big Sandy terminal was acquired by Delek on February 7, 2012 and was idle during the period ended December 31, 2012.
Commercial Agreements
Commercial Agreements with Delek
Our commercial agreements with Delek described below became effective on November 7, 2012, concurrently with the completion of the Offering. Each of these agreements includes minimum quarterly volume or throughput commitments and has tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted. Exceptions to this requirement that Delek make minimum payments under a given agreement exist if (i) there is an event of force majeure affecting our asset, or (ii) after the first three years of the applicable commercial agreement's term (a) there is an event of force majeure affecting Delek's asset or (b) Delek shuts down the applicable refinery after giving 12 months' notice, which such notice may be given only after the first two years of the applicable commercial agreement's term. In addition, Delek may terminate any of these agreements under certain circumstances. Please see “Risk Factors—Risks Related to Our Business—Each of our commercial agreements with Delek and the agreement governing the capacity reservation on our Paline Pipeline System contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” in Item 1A of this Annual Report on Form 10-K.
Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals such that Delek may throughput and/or store, as the case may be, specified volumes of crude oil and refined products. To the extent that Delek is prevented by our failure to maintain such capacities from throughputting or storing such specified volumes for more than 30 days per year, Delek's minimum throughput commitment will be reduced proportionately and prorated for the portion of the quarter during which the specified throughput capacity was unavailable, and/or the storage fee will be reduced, prorated for the portion of the month during which the specified storage capacity was unavailable. Such reduction would occur even if actual throughput or storage amounts were below the minimum volume commitment levels.
Each of the Partnership's commercial agreements with Delek, other than the marketing agreement described under "Wholesale Marketing and Terminalling—East Texas," has an initial term of five years, which may be extended at the option of Delek for up to two additional five-year terms. The marketing agreement has an initial term of ten years and may be renewed annually, thereafter.
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, beginning on July 1, 2013, by the amount of any change in the Federal Energy Regulatory Commission ("FERC) " oil pipeline index or, in the case of the east Texas marketing agreement, the consumer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Under each of these agreements, we will indemnify Delek and certain of its affiliates for any losses or liabilities (including reasonable attorneys' fees and other fees, court costs or disbursements) arising out of (i) any breach by us of a covenant or agreement or any representation or warranty under the applicable agreement; (ii) our failure to comply with any applicable law; or (iii) personal injury or property damage caused by us or our agents in the exercise of any rights thereunder or the handling of crude oil or refined products thereunder, except to the extent caused by the gross negligence or willful misconduct of the party or Delek seeking indemnification. Delek will indemnify us and certain of our affiliates for any losses or liabilities (including reasonable attorneys' fees and other fees, court costs or disbursements) arising out of (i) any breach by Delek or certain of its affiliates of a covenant or agreement or any representation or warranty under the agreement; (ii) any failure by it to comply with any applicable law; or (iii) any personal injury or property damage caused by it or its agents in the exercise of any rights thereunder or the handling of crude oil or refined products thereunder, except to the extent caused by the gross negligence or willful misconduct of the party seeking indemnification. Recoveries by either party under the indemnity will be net of any insurance proceeds actually received by such party.
Pipelines and Transportation
Lion Pipeline System. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery. Under the pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput requirements on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 bpd (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a tariff rate of $0.85 per barrel. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a tariff rate of $0.10 per barrel.

•
SALA Gathering System. The minimum throughput commitment is an aggregate of 14,000 bpd (on a quarterly average basis) of crude oil transported on the SALA Gathering System at a tariff rate of $2.25 per barrel. Volumes initially gathered on the SALA Gathering System before injection into the Lion Pipeline System are not subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

For a discussion of a third party's involvement in this agreement, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement."
East Texas Crude Logistics System. We entered into a five-year pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for Delek's Tyler Refinery. This agreement replaced the pipelines and tankage agreement between Delek and our Predecessor. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput requirements of at least 35,000 bpd of crude oil, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a transportation fee of $0.40 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee of $0.20 per barrel. In addition, Delek pays a storage fee of $250,000 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system.
Wholesale Marketing and Terminalling

East Texas. We entered into a marketing agreement with Delek pursuant to which we market 100% of the output of the Tyler Refinery, other than jet fuel and petroleum coke. This agreement has a ten year initial term and automatically renews annually thereafter unless notice is given by either party ten months prior to the end of the then current term and replaced the marketing agreement between Delek and our Predecessor. Under the marketing agreement, Delek is obligated to make available to us for marketing and sale at the Tyler Refinery and/or our Big Sandy terminal an aggregate amount of refined products of at least 50,000 bpd, calculated on a quarterly average basis. In exchange for our marketing services, Delek pays us a base fee of $0.5964 per barrel of products it sells. In addition, Delek has agreed to pay us 50% of the margin, if any, above an agreed base level generated on the sale as an incentive fee, provided that the incentive fee shall not be less than $175,000 nor greater than $500,000 per quarter.

Terminalling. We entered into two five-year terminalling services agreements pursuant to which Delek pays us fees for providing terminalling services to Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.50 per barrel. The Big Sandy terminal is currently not operational because a pipeline owned by a third party necessary for the use of the terminal is out of service. Currently, we are in discussions with the third party owner to have the pipeline returned to service. Although we do not know when the pipeline will be returned to service and we do not control the pipeline and cannot assure what will be done, we currently expect the pipeline to be operational in 2013. However, even though the terminal is not currently operational, Delek is required to pay us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due per the agreement.
El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to a supply and offtake arrangement with Delek and its subsidiary Lion Oil Company ("Lion Oil") to which we are not a party, J. Aron & Company ("Aron") acquires and holds title to all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. Aron is therefore considered the shipper on the Lion Pipeline System and the SALA Gathering System. Aron also has title to the refined products stored at our Memphis terminal. Under our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System and our terminalling agreement with Lion Oil relating to the Memphis terminal, Lion Oil has assigned to Aron certain of its rights, including the right to have Aron's crude oil and refined products stored in or transported on or through these systems and the Memphis terminal, with Lion Oil acting as Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek and Aron sells the product back to Delek, Aron is technically our primary customer under each of these agreements. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2014, and Aron will pay us for the transportation and storage services we provide to it. The rights assigned to Aron will not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, terminalling and storage of crude oil and refined products through our facilities, but Aron's throughput will be credited toward Lion Oil's minimum throughout commitments. Accordingly, Lion Oil will be responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement that may result from minimum throughputs or volumes not being met.
Commercial Agreements with Third Parties
Pipelines and Transportation
Paline Pipeline System Capacity Reservation. In 2011, prior to our purchase of the Paline Pipeline, a major integrated oil company contracted with Paline to reverse the pipeline to primarily run southbound. In exchange, the oil company agreed to pay for the use of 100% of such southbound capacity for a monthly fee of $450,000 and $529,250 per month in 2012 and 2013, respectively, which will thereafter be subject to annual escalation based on the producer price index during any renewal periods. Under the contract, the pipeline was to be reversed in four segments and the amount of usage fees to be paid is based on the number of segments reversed. The monthly fees payable to us under our agreement with this customer will increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
Pursuant to the terms of the usage contract, this customer is required to make only payments of $229,000 per month in 2012 for this capacity until the final segment of the reversal of the Paline Pipeline System is completed and we enter into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012 and are currently waiting for our customer to complete its work on its tanks so that we can enter into the connection agreement. Because we have completed our necessary work, we believe we are owed the full payment under the contract beginning in November 2012 but our customer has paid only $229,000 per month in 2012. Pursuant to our omnibus agreement with Delek (described below), Delek has agreed to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee. Please see "Business—Other Agreements with Delek," "Item 1A—Risk Factors—If third-party pipelines, terminals or other facilities interconnected to our pipeline systems or terminals become partially or fully unavailable, or if we are unable to fulfill our contractual obligations, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected" and Item 13—"Certain Relationships and Related Transactions, and Director Independence" for additional discussion of this agreement.
Wholesale Marketing and Terminalling

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers for resale at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro, and at third-party terminals located in Aledo, Odessa, Big Spring and Frost, Texas. Substantially all of our product sales in west Texas are on a wholesale basis. Substantially all of our petroleum products for sale in west Texas are purchased from two suppliers. Under a contract with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products for our Abilene, Texas terminal for sale and exchange at our Abilene and San Angelo, Texas terminals. Under this agreement, we purchase refined products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene terminals. Our agreement with Noble Petro expires in December 2017 and has no renewal options. Additionally, we have the right to purchase up to an additional 7,000 bpd of refined products pursuant to a contract with Magellan at its East Houston terminal for resale at third-party terminals along the Magellan Orion Pipeline located in Aledo, Odessa, and Frost, Texas. We do not own, lease or operate any of the assets used to transport or store the products we purchase from Magellan. Our agreement with Magellan expires in December 2015, unless earlier terminated, and has no renewal options.
Other Agreements with Delek
In addition to the commercial agreements described above, the Partnership entered into the following agreements with Delek upon the completion of the Offering.
Omnibus Agreement. We entered into an omnibus agreement with Delek under which Delek agreed not to compete with us under certain circumstances and granted us a right of first offer to acquire certain of its retained logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future. The omnibus agreement also contains the terms under which Delek will have a right of first refusal to purchase our assets that serve its refineries, including the Lion Pipeline System, the SALA Gathering System, the East Texas Crude Logistics System, the Big Sandy terminal, the Memphis terminal and the Paline Pipeline System. In addition, the omnibus agreement contains the terms under which Delek will have a right of first refusal to enter into an agreement with us with respect to all or a portion of the capacity of the Paline Pipeline System's 185-mile, 10-inch crude oil pipeline running between Longview and Nederland, Texas following the termination of our current contract with a major integrated oil company. Under the omnibus agreement, Delek also is required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct after the Offering. The omnibus agreement also requires us to pay a $2.7 million annual fee to Delek, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters. The omnibus agreement also requires Delek to indemnify us for the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal of the Paline Pipeline System and execute the related connection agreement, which is described under “—Commercial Agreements with Third Parties—Pipelines and Transportation—Paline Pipeline System Capacity Reservation” above. Delek indemnified us $0.4 million under this provision in 2012.
Delek has also agreed to reimburse us for any operating expenses in excess of $500,000 per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with the United States Department of Transportation ("DOT") pipeline integrity rules and certain American Petroleum Institute storage tank standards through November 7, 2017. Furthermore, for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017, Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for such twelve month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described in the preceding sentence. Delek's reimbursement obligations will not survive any termination of the omnibus agreement. In addition, Delek has agreed to reimburse us for capital expenditures in connection with certain capital improvements that were in progress as of November 7, 2012, which include (i) a pipeline connecting a rail offloading facility on the El Dorado Refinery to our Lion Pipeline System; (ii) any additional costs for the reversal of the Paline Pipeline System and (iii) the cost of capital improvements necessary to enable bi-directional flow on our Nettleton Pipeline.
Operation and Management Services Agreement. Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. We and our general partner entered into an operation and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operational and management services with respect to our pipelines, storage and terminalling facilities and related assets, including operating and maintaining flow and pressure control, maintaining and repairing our pipelines, storage and terminalling facilities and related assets, conducting routine operational activities, and managing transportation and logistics, contract administration, crude oil and refined product measurement, database mapping, rights-of-way, materials, engineering support and such other services as our general partner and Delek may mutually agree upon from time to time. We and/or our general partner must reimburse Delek for such services under the operation and management services agreement.

Customers

We are dependent upon Delek as our primary customer and the loss of Delek as a customer would have a material adverse effect on both of our operating segments. We derive a substantial majority of our gross margin, which is defined as net sales less cost of goods sold, from fee-based commercial agreements with Delek. For more information pertaining to these agreements, please see "Information About Our Segments—Pipelines and Transportation—Agreements," "Information About Our Segments—Wholesale Marketing and Terminalling—Agreements," and "Commercial Agreements with Delek." We also have other customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators.

Major Customer
Delek accounted for 20.9% and Susser Petroleum Company ("Susser") accounted for 17.5% of our total revenues, respectively, in our wholesale marketing and terminalling segment during the year ended December 31, 2012. Delek also accounted for 88.7% of our total revenues in our pipelines and transportation segment during the year ended December 31, 2012. We believe that gross margin is a better measure of performance of our business than revenue, particularly in our wholesale marketing and terminalling segment, as total revenue varies with the price of the underlying product, such as a gallon of finished product. Accordingly, we believe that, for the purpose of evaluating our business on a customer-specific basis, gross margin, which we define as net sales less cost of goods sold, is a more accurate indicator to reflect the importance of certain customers to our operations.
Delek accounted for 51.2% and 88.7% of our gross margin in our wholesale and terminalling segment and our pipelines and transportation segment, respectively, in the year ended December 31, 2012. Delek accounted for 57.3% and 58.0% of our Predecessor's gross margin in our wholesale and terminalling segment in the years ended December 31, 2011 and 2010, respectively, and for 46.0% and 100.0% of our gross margin in our pipelines and transportation segment in the years ended December 31, 2011 and 2010, respectively.
Business Strategies
Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders. We intend to achieve these objectives through the following business strategies:

•
Generate Stable Cash Flow. We will continue to pursue opportunities to provide logistics, marketing and other services to Delek and third parties pursuant to long-term, fee-based contracts. In new service contracts, we will endeavor to negotiate minimum throughput or other commitments similar to those included in our current commercial agreements with Delek.

•	Focus on Growing Our Business. We intend to evaluate and pursue opportunities to grow our business through both strategic acquisitions and organic expansion projects.

◦
Pursue Acquisitions. We plan to pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders. Delek has granted us a right of first offer on certain logistics assets that were not transferred to us as part of the Offering. In addition, Delek is required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct in the future. Furthermore, we believe that our current asset base and our knowledge of the regional markets in which we operate will allow us to target and consummate attractive third-party acquisitions.

◦
Pursue Attractive Organic Expansion and Construction Opportunities. We intend to pursue organic growth opportunities that complement our existing businesses or that provide attractive returns within or outside our current geographic footprint. We plan to evaluate any potential opportunities to make capital investments that will be used to expand our existing asset base through the development and construction of new logistics assets for which a need may arise as a result of the growth of any of our customers', including Delek's, businesses or from increased third-party activity.

•
Optimize Our Existing Assets and Expand Our Customer Base. We intend to enhance the profitability of our existing assets by adding incremental throughput volumes, improving operating efficiencies and increasing system-wide utilization. Additionally, we expect to further diversify our customer base by increasing third-party throughput volumes running through our existing system and expanding our asset portfolio to service more third-party customers.

Competition

Pipelines and Transportation

Our business in this segment primarily consists of gathering and transporting crude oil and finished products for Delek and third parties, especially refiners. This business is very competitive. We face competition for the transportation of crude oil from other pipeline owners whose pipelines (i) may have a location advantage over our pipelines, (ii) may be able to transport more desirable crude oil to Delek or to third parties, or (iii) may be able to transport crude oil or finished product at a lower tariff. In addition, Delek's or any of our third-party customers' wholesale customers could reduce their purchases of refined products due to the increased availability of more competitively priced product from other refiners or suppliers or for other reasons. Any or all such factors could cause Delek or our third-party customers to reduce throughput at their respective facilities or to reduce throughput to a level that is below the minimum throughput commitments established in any contracts we may have with them or to not renew such contracts when the term expires.

We face competition for the transportation of crude oil to Delek's Tyler Refinery. As of December 31, 2012, our East Texas Crude Logistics System is currently the only pipeline system supplying crude oil to the Tyler Refinery. Beginning in the first half of 2013, however, we expect a reconfigured pipeline system that is owned and operated by third parties to begin supplying crude oil to the Tyler Refinery from west Texas. Delek has a multi-year agreement with these third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured system. Consequently, upon commencement of this third party agreement, crude oil volumes transported on our East Texas Crude Logistics System are expected to decrease significantly, and actual throughput on our East Texas Logistics System is expected to be below the minimum volume commitment under our agreement with Delek. This new pipeline will not have an effect on our marketing agreement with Delek for the refined product produced by the Tyler Refinery. Please see, "Risk Factors—Risks Relating to Our Business—We anticipate that, beginning in the first half of 2013, our East Texas Crude Logistics System will operate at levels significantly below Delek’s minimum volume commitment under its agreement with us for the foreseeable future." In addition, the usage contract we have in place with a third party for our Paline Pipeline expires at the end of 2014. Currently there is, and we anticipate that in the future there will be, competition to transport crude oil or other products from other pipeline owners when that contract expires.
As a result of our physical integration with Delek's El Dorado Refinery and our contractual relationships with Delek relative to the El Dorado Refinery, we do not believe that we will face significant competition for the transportation of crude oil or refined products to or from the El Dorado Refinery, particularly during the term of our Lion Pipeline System and SALA Gathering System agreements with Delek. See "Business—Commercial Agreements—Commercial Agreements with Delek."
Wholesale Marketing and Terminalling

The wholesale marketing and terminalling business is generally very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined product, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users usually limit the geographic size of the market that can be served economically by any terminal. Two key markets in west Texas that we serve from our owned facilities are Abilene and San Angelo, Texas. We have direct competition from an independent refinery that markets through another terminal in the Abilene market. However, there are no competitive fuel loading terminals within approximately 90 miles of our San Angelo terminal. Our Nashville terminal competes with a significant number of other terminals located in the greater Nashville area.

With respect to the marketing services we provide to Delek's Tyler Refinery, as a result of our exclusive 10-year agreement with Delek to market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke, we do not believe that we will face significant competition for these services from third parties. Should Delek's wholesale customers, however, reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell under the aforementioned agreement could decrease below the minimum volume commitment under the contract. Our agreement with Delek, however, does provide for a minimum volume of 50,000 bpd, which approaches the nameplate capacity of the Tyler Refinery of 60,000 bpd. Delek's Tyler Refinery is the only full-range product supplier within 100 miles, and we, therefore, believe its location gives the Tyler Refinery a natural advantage over more distant competitors.

Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines

The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the FERC. We also intend to comply with the reporting requirements for these pipelines. Some of our other pipelines have received a waiver from application of FERC's tariff requirements but will comply with other regulatory requirements.

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just, reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period.

While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. There is not a clear boundary between transportation service provided in interstate commerce, which is regulated by the FERC, and transportation service provided in intrastate commerce, which is not regulated by the FERC. Such determinations are highly fact-dependent and are made on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide, for which we do not have a tariff on file, is within its jurisdiction. If the FERC were successful with any such assertion, the FERC's ratemaking methodologies may subject us to potentially burdensome and expensive operational, reporting and other requirements. Currently, we own pipeline assets in Texas, Arkansas and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and generally resolve shipper complaints informally.
Department of Transportation
The Pipeline and Hazardous Materials Safety Administration ("PHMSA") at the Department of Transportation ("DOT") regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products and other hazardous liquids pipelines and certain tank facilities. These requirements are complex, subject to change and, in certain cases, can be costly to comply with. We believe our operations are in substantial compliance with these regulations but cannot assure you that future requirements will not require substantial expenditures on our part to remain in compliance. Moreover, certain of these rules are difficult to insure adequately and we cannot assure you that we will have adequate insurance to address damages from any noncompliance.
On December 13, 2011, the United States Congress passed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or Pipeline Safety Act. The President signed the Pipeline Safety Act into law on January 3, 2012. Under the Pipeline Safety Act, maximum civil penalties for certain violations have been increased from $100,000 to $200,000 per violation per day, and from a total cap of $1 million to $2 million. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We believe any additional requirements resulting from these directives will not impact us differently than our competitors. We intend to work closely with our industry associations to participate with and monitor DOT-PHMSA's efforts.
The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.
Environmental Health and Safety

We are subject to various federal, state and local environmental and safety laws enforced by a number of regulatory agencies, including the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Transportation / Pipeline and Hazardous Materials Safety Administration, the U.S. Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, storage tanks and related operations, and may be subject to revocation, modification and renewal.

These laws and permits create potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to our operating procedures or capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.

Employees
We have no employees. Rather, we are managed by the directors and officers of our general partner. All of our general partner's executive management personnel are employees of Delek or a subsidiary of Delek and devote the portion of their time to our business and affairs that is required to manage and conduct our operations. Pursuant to our omnibus agreement with Delek, we pay an annual fee of $2.7 million for the provision of various centralized corporate services, including legal, accounting, information technology, and tax, among others, and we also reimburse Delek for other direct or allocated costs and expenses incurred by Delek on our behalf. Please see, "Commercial Agreements with Delek—Omnibus Agreement." In addition, our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services.
We and our general partner also entered into an operation and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operational and management services with respect to our pipelines, storage and terminalling facilities and related assets, including day-to-day pipeline, terminal and logistics services and support and such other services and support as our general partner and Delek may mutually agree upon from time to time. We and/or our general partner must reimburse Delek for such services under the operation and management services agreement. Please see "Commercial Agreements with Delek—Operation and Management Services Agreement".

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic, while demand for asphalt products, which is a substantial product of Delek's El Dorado Refinery, is lower in the winter months. In addition, our refining customers, such as Delek, occasionally slow or shut down operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We, however, believe that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

Available Information

Our internet website address is www.DelekLogistics.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our internet website (in the “Investor Relations” section) free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charter of the committees of the board of directors of our general partner in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Secretary, Delek Logistics Partners, LP, 7102 Commerce Way, Brentwood, TN 37027.

ITEM 1A.  RISK FACTORS
Limited partner interests are inherently different from shares of capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected. In that case, we might not be able to pay the minimum quarterly distribution on our common units or the trading price of our common units could decline.
Risks Relating to Our Business
Delek accounts for a substantial majority of our margins. Therefore, we are indirectly subject to the business risks of Delek. If Delek changes its business strategy, fails to satisfy its obligations under our commercial agreements for any reason or significantly reduces the volumes transported through our pipelines or handled at our terminals or its use of our marketing services, our revenues, and, consequently, our margins would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.
Delek, in its own name and through Aron, accounted for 71.1% of our gross margin for the year ended December 31, 2012. Delek, through Aron, is the principal customer for our Lion Pipeline System, our SALA Gathering System and our Memphis terminal. Delek is the only customer for our East Texas Crude Logistics System and our Big Sandy terminal. See "Commercial Agreements—Commercial Agreements with Delek"; and "—Commercial Agreements with Delek—El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement". Prior to the Offering, Delek operated these assets solely to support the Tyler and El Dorado Refineries and not as a stand-alone business, further increasing our reliance on the operation of these refineries. We also derive a significant portion of our margin under our marketing agreement with Delek from the output of the Tyler Refinery (other than jet fuel and petroleum coke), which includes an incentive fee to us of 50% of the margin, if any, above an agreed base level (up to $500,000 per quarter). As we expect to continue to derive the substantial majority of our margins from Delek for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek under our commercial agreements. If Delek were to significantly decrease, or cause the significant decrease of, the throughput transported on our pipelines or the volumes of refined products handled at our Big Sandy (once operational) or Memphis terminals, because of business or operational difficulties or strategic decisions by Delek’s management, it is unlikely that we would be able to utilize any additional capacity on these pipelines or at these terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. For example, we expect a reconfigured third-party pipeline system will begin supplying crude oil to the Tyler and El Dorado Refineries in the first half of 2013 and cause crude oil volumes transported on our East Texas Crude Logistics System to decrease. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek’s financial condition, results of operations or cash flows may adversely affect us and our business and therefore our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek, including but not limited to the following:

•	the risk of contract cancellation, non-renewal or failure to perform by Delek’s customers, and Delek’s inability to replace such contracts, customers and/or revenues;

•
disruptions due to equipment interruption or failure at Delek’s facilities, such as the November 2008 fire at the Tyler Refinery that resulted in a suspension of operations for more than five months, or at third-party facilities on which Delek’s business is dependent;

•	the timing and extent of changes in commodity prices and the resulting demand for Delek’s refined products, and the availability and costs of crude oil and other refinery feedstocks;

•	the effects of economic downturns on Delek’s business and the business of its suppliers, customers, business partners and lenders;

•	Delek’s ability to remain in compliance with its supply and offtake arrangement with Aron;

•	Delek’s ability to remain in compliance with the terms of its outstanding indebtedness;

•
changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products, such as the reconfigured third-party pipeline system that is expected to begin supplying crude oil to the Tyler and El Dorado Refineries in 2013, the temporary suspension of crude oil shipments by a third-party pipeline operator in May 2011 that caused the El Dorado Refinery to operate at reduced capacity for approximately five weeks and the temporary suspension of crude oil shipments by this third-party pipeline operator in April 2012 that continues to cause the El Dorado Refinery to operate at reduced capacity;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

•
environmental incidents and violations and related remediation costs, fines and other liabilities (including those that may arise from pending Department of Justice-led enforcement actions at the Tyler and El Dorado Refineries under the Clean Air Act and the Clean Water Act, respectively); and

•	changes in crude oil and refined product inventory levels and carrying costs.
Additionally, Delek continually considers opportunities presented by third parties with respect to its refinery assets. These opportunities may include offers to purchase certain assets and joint venture propositions. Delek may also change its refineries’ operations by constructing new facilities, suspending or reducing certain operations, or modifying or closing facilities. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Delek actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, may occur at some point in the future.
Furthermore, conflicts of interest may arise between Delek and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. We have no control over Delek, our largest source of contribution margin in its own name and through Aron, and Delek may elect to pursue a business strategy that does not favor us or our business. Please see “—Risks Relating to Our Common Units—Our general partner and its affiliates, including Delek, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders”
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common and subordinated units.
In order to pay the minimum quarterly distribution of $0.375 per unit, or $1.50 per unit on an annualized basis, we will require available cash of approximately $9.4 million per quarter, or $37.4 million per year, based on the number of common, subordinated and general partner units that were outstanding at December 31, 2012 and 494,883 phantom units with distribution equivalent rights that have been awarded to the independent directors of our general partner and certain key employees of our affiliates pursuant to our long-term incentive plan. We may not have sufficient available cash each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of crude oil and refined products we handle;

•	our entitlement to payments associated with minimum volume commitments;

•	the rates and terminalling and storage fees we charge for the volumes we handle;

•	the margins generated on the refined products we market or sell;

•	timely payments by our customers;

•
the level of our operating, maintenance and general and administrative expenses, including the administrative fee under the omnibus agreement and reimbursements to Delek for services provided to us; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•
the level and timing of capital expenditures we make and the timely reimbursement by Delek for any such expenditures for which it is required to reimburse us under our omnibus agreement between Delek and us;

•	the cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions on distributions contained in our debt agreements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow rather than our profitability. As a result, we may make cash distributions during periods when we record net losses, and we may not make cash distributions during periods when we record net income.
Each of our commercial agreements with Delek and the agreement governing the capacity reservation on our Paline Pipeline System contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Each of our commercial agreements with Delek provide that Delek may suspend, reduce or terminate its obligations to us, including the requirement to pay the fees associated with the applicable minimum volume commitments, in the event of (i) a material breach of the agreement by us, (ii) Delek deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, or (iii) the occurrence of certain force majeure events that would prevent us or Delek from performing our or its obligations under the applicable agreement. Delek has the discretion to decide to suspend, reduce or terminate its obligations notwithstanding the fact that its decision may significantly and adversely affect us. For instance, under each of our commercial agreements with Delek, if, at any time after November 7, 2014, Delek decides to permanently or indefinitely suspend refining operations at the refinery served under the applicable agreement for a period that will continue for at least 12 consecutive months, then it may terminate the agreement on no less than 12 months’ prior written notice to us. Furthermore, under such agreements, Delek has the right, commencing November 7, 2015, to suspend or reduce its obligations for the duration of a force majeure event affecting its assets with respect to any affected services, and may terminate the agreements with respect to such services if the force majeure event lasts in excess of 12 months after November 7, 2015. In addition, if a force majeure event occurs on our assets at any time, Delek has the right to suspend or reduce its obligations for the duration of the force majeure event with respect to any affected services. As defined in our commercial agreements with Delek, force majeure events include any acts or occurrences that prevent services from being performed either by us or Delek under the applicable agreement, such as:

•	acts of God;

•	strikes, lockouts or other industrial disturbances;

•	acts of the public enemy, wars, blockades, insurrections, riots or civil disturbances;

•	storms, floods or washouts;

•	arrests or the order of any court or governmental authority having jurisdiction while the same is in force and effect;

•	explosions, breakage, or accident to machinery, storage tanks or lines of pipe;

•	any inability to obtain or unavoidable delay in obtaining material or equipment;

•	any inability to deliver crude oil or refined products because of a failure of third-party pipelines; and

•	any other causes not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.
Our customer for the southbound capacity of the Paline Pipeline System is also excused from performance of its obligations under its agreement with us in the event of a force majeure, including those events outlined above. Additionally, this customer may terminate its agreement with us if we breach the terms of the agreement and fail to remedy the breach within 90 days.
Accordingly, there exists a broad range of events that could result in our no longer being able to utilize our pipelines or terminals and the counterparty to the applicable commercial agreement no longer having an obligation to meet its minimum volume commitments or pay the amounts otherwise owing under the applicable agreement. Furthermore, a single event relating to one of Delek’s refineries could have such an impact on multiple of our commercial agreements with Delek. Any reduction, suspension or termination of any of our commercial agreements could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with it, our ability to make distributions to our unitholders may be impaired.
Delek is not obligated to use, or to pay us with respect to our services for volumes of crude oil or refined products in excess of the minimum volume commitments under the various commercial agreements with us. During refinery turnarounds, which typically last 30 to 60 days and are performed every three to five years, and during other planned maintenance periods, Delek may only satisfy its minimum volume commitments with respect to our assets that serve the refinery. Turnarounds are scheduled at the Tyler and El Dorado Refineries in 2014. If Delek had satisfied only its minimum volume commitments during the year ended December 31, 2012 under each of the various commercial agreements with us, we would not have been able to make the full minimum quarterly distribution on all of our outstanding common units. In addition, the terms of Delek’s obligations under those agreements range from five to ten years unless earlier terminated as described above. If Delek fails to use our services for volumes of crude oil or refined products in excess of the minimum volume commitments or to use our facilities and services after expiration of those agreements, or if Delek terminates those agreements prior to their expiration, and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be impaired. See “—We anticipate that, beginning in the first half of 2013, our East Texas Crude Logistics System will operate at levels significantly below Delek’s minimum volume commitment under its agreement with us for the foreseeable future.”
We anticipate that, beginning in the first half of 2013, our East Texas Crude Logistics System will operate at levels significantly below Delek’s minimum volume commitment under its agreement with us for the foreseeable future.
Our East Texas Crude Logistics System is currently the only pipeline system supplying crude oil to the Tyler Refinery. Beginning in the first half of 2013, however, we expect a reconfigured pipeline system that is owned and operated by third parties to also begin transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured system. Consequently, crude oil volumes transported on our East Texas Crude Logistics System are expected to decrease from approximately 55,000 bpd to below 10,000 bpd. For so long as Delek is required to pay the associated minimum volume commitment under its commercial agreement with us relating to the East Texas Crude Logistics System, Delek will be obligated to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, or approximately $5.1 million annually based on the per barrel fees in our agreement. Without the minimum volume commitment, assuming throughput levels of 10,000 bpd, we would be entitled to throughput fees of approximately $1.5 million annually. Such throughput fees are in addition to the storage fees of $3.0 million per year that Delek will be obligated to pay us under the agreement. We do not expect to realize incremental revenues associated with this fee structure following the commencement of third-party transportation to the Tyler Refinery.
A material decrease in the refining margins at either of Delek’s refineries could materially reduce the volumes of crude oil or refined products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
The volumes of crude oil and refined products that we transport and refined products that we market depend substantially on Delek’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or Delek’s control, including the global supply and demand for crude oil, gasoline and other refined products. The current global economic uncertainty and high unemployment in the United States or other reasons could depress demand for refined products. The impact of low demand may be further compounded by excess global refining capacity and high inventory levels. Several refineries in North America and Europe have been temporarily or permanently shut down in response to falling demand and excess refining capacity.
In addition to current market conditions, there are long-term factors that may impact the supply and demand of refined products in the United States, including:

•	changes in capacity and utilization rates of refineries worldwide;

•	increased fuel efficiency standards for vehicles, including greater acceptance of electric and alternative fuel vehicles;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to renewable fuel content;

•	potential and enacted climate change legislation;

•	the Environmental Protection Agency (EPA) regulation of greenhouse gas emissions under the Clean Air Act; and

•	other U.S. government regulations.
The price for a significant portion of the crude oil processed at Delek’s refineries is based upon the West Texas Intermediate (WTI) benchmark for such oil rather than the Brent benchmark. Although these two benchmarks have historically been similarly priced, elevated inventories of WTI-priced crude oil in the Mid-Continent have caused WTI prices to fall significantly below the Brent benchmark. During the year ended December 31, 2012, this differential ranged from a high of $25.53 per bbl to a low of $9.17 per bbl. During the year ended December 31, 2011, this differential ranged from a high of $27.88 per bbl to a low of $3.29 per bbl. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, actual or perceived reductions in Mid-Continent inventories or a continued weakening of economic conditions in the European Union, could negatively impact Delek’s refining margins. In addition, because the premium or discount Delek pays for a portion of the crude oil processed at its refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, changes in the margin between the cost of crude oil and the sales price of refined products may negatively affect its results of operations and cash flows.
In addition to our indirect exposure to Delek’s refining margins, we are directly impacted by the wholesale margins of the Tyler Refinery relative to U.S. Gulf Coast prices, where our marketing agreement with Delek provides that we share a portion of Delek’s margin, if any, above an agreed base level generated on the sale of refined products, other than jet fuel and petroleum coke.
The Tyler Refinery has historically processed primarily light sweet crude oils, while the El Dorado Refinery processes primarily sour crude oils. Light sweet crude oils have historically been more costly than heavy sour crude oils, and an increase in the cost of light sweet crude oils could negatively impact or reduce Delek’s operations at the Tyler Refinery, which would negatively impact the revenues we generate under our marketing agreement and could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
If the demand for refined products, particularly in Delek’s primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to Delek’s refineries without an increase in the value of the refined products produced by those refineries, either temporary or permanent, which caused Delek to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil and refined products we handle for Delek. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
A material decrease in the supply of attractively priced crude oil could materially reduce the volumes of crude oil and refined products that we transport and store, which could materially adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
The volumes of crude oil and refined products that we may transport on our pipelines in excess of Delek’s minimum volume commitments will depend on the volumes of crude oil processed and refined products produced at Delek’s refineries. The volumes of crude oil processed and refined products produced depends, in part, on the availability of attractively priced crude oil.
In order to maintain or increase production levels at Delek’s refineries, Delek must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significantly greater impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on Delek as a customer. Accordingly, in addition to risks related to accessing, transporting and storing crude oil and refined products, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

•	the volatility and uncertainty of regional pricing differentials for crude oil and refined products;

•	the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to agree to and maintain production controls;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and refined products in markets served by Delek’s refineries.
If, as a result of any of these or other factors, the volumes of attractively priced crude oil available to Delek’s refineries are materially reduced for a prolonged period of time, the volumes of crude oil and refined products that we transport and store, and the related fees for those services, could be materially reduced, which could materially adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Our substantial dependence on Delek's Tyler and El Dorado Refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our ability to make distributions to our common unitholders.
We believe that a substantial majority of our contribution margin for the foreseeable future will be derived from operations supporting the Tyler and El Dorado Refineries. Any event that renders either refinery temporarily or permanently unavailable would likely have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Furthermore, we are indirectly impacted by limitations associated with attributes of the Tyler and El Dorado Refineries. For example, for the years ended December 31, 2012 and 2011, most sales of the Tyler Refinery products volume were completed through Delek’s rack system located at the Tyler Refinery. Neither we nor Delek owns, and, unlike most refineries, the Tyler Refinery has no access to, an outbound pipeline for distribution of its refined petroleum products outside the northeast Texas market. Such limited access to an outbound pipeline may impair Delek’s ability to attract new customers or increase sales for refined petroleum products from the Tyler Refinery. The Tyler Refinery is currently the only supplier of a full range of refined petroleum products within a radius of approximately 100 miles of its location. If competitors commence operations within the markets served by the Tyler Refinery, it could result in reduced demand for refined products from the Tyler Refinery. If demand for refined products from the Tyler Refinery decreases, our revenues under our marketing agreement above specified minimum throughput fees with Delek may decrease. In addition, reduced demand for refined products from the Tyler Refinery could decrease the demand for crude oil transported on our East Texas Crude Logistics System, which would reduce our revenues.
We rely on revenues generated from our pipelines, gathering systems and storage and terminal operations, which are primarily located in Arkansas and Texas and, to a lesser degree, Tennessee. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of multiple commercial agreements in the affected geographic area. In addition, during planned maintenance periods or a refinery turnaround, we expect that Delek may only satisfy its minimum volume commitments with respect to our assets that serve such refinery. Please see “—Each of our commercial agreements with Delek and the agreement governing the capacity reservation on our Paline Pipeline System contain provisions that allow our counterparty to such agreement to suspend, reduce or terminate its obligations under such agreement in certain circumstances, including events of force majeure, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” and “—If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with it, our ability to make distributions to our unitholders will be reduced.”
Our ability to expand may be limited if Delek’s business does not grow as expected.
Part of our growth strategy depends on the growth of Delek’s business. For example, in our terminals and storage business, we believe our growth will be driven in part by identifying and executing organic expansion or new construction projects that will result in increased or new throughput volumes from Delek and third parties. Our prospects for organic growth currently include projects that we expect Delek to undertake, such as constructing new tankage, and that we expect to have an opportunity to purchase from Delek. In addition, our organic growth opportunities will be limited if Delek is unable to acquire new assets for which our execution of organic projects is needed. Additionally, if Delek focuses on other growth areas or does not make capital expenditures to fund the organic growth of its logistics operations, we may not be able to fully execute our growth strategy.
We may not be able to significantly increase our third-party revenue due to competition and other factors, which could limit our ability to grow and may increase our dependence on Delek.
Our ability to increase our third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. Under our commercial agreements with Delek, we may not provide service to third parties on our Lion Pipeline System, SALA Gathering System or East Texas Crude Logistics System, or at our Memphis or Big Sandy terminals, without Delek’s consent, subject to limited exceptions. In addition, our ability to obtain third-party customers on our East Texas Crude Logistics System will be dependent on our ability to make connections to third-party facilities and pipelines. If we do not or are unable to make connections to third-party facilities and pipelines, or if Delek prohibits us from doing so, the throughput on our East Texas Crude Logistics System will be limited to the demand from the Tyler Refinery not satisfied by third parties and the availability of crude oil shipped from third-party destinations. Furthermore, to the extent that we have capacity at our refined products terminals available for third-party volumes, competition from other existing or future refined products terminals owned by our competitors may limit our ability to utilize this available capacity.
We can provide no assurance that we will be able to attract material third-party revenues. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with Delek and our desire to provide services pursuant to fee-based contracts. Our potential third-party customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.

The costs, scope, timelines and benefits of any construction projects we undertake may deviate significantly from our original plans and estimates.
One of our business strategies is to evaluate and make capital investments to expand our existing asset base through the development and construction of new or expanded logistics assets. At the same time, we also will need to devote significant resources to maintaining our asset base. However, in developing or maintaining such assets, we may experience unanticipated increases in the cost, scope and completion time for our construction or maintenance and repair projects. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, labor expense may exceed our expectations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to realize and/or be less than we anticipated. Our inability to complete and/or realize the benefits of construction and/or maintenance projects in a cost-efficient and timely manner could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase. We do not have any commitments with any of our affiliates to provide any direct or indirect financial assistance to us.
In order to expand our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. We will be required to use cash from our operations or incur borrowings or sell additional common units or other limited partner interests in order to fund our expansion capital expenditures. Using cash from operations will reduce cash available for distribution to our common unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering as well as the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. In connection with our cash distribution to Delek in connection with the Offering, we agreed to retain at least $90 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015. Therefore, the amount of funds we will be able to borrow under our credit facility until November 2015 will limited by this outstanding amount. This may also limit our ability to obtain desired additional debt through this period. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. Moreover, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
Delek’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit ratings and profile. Our ability to obtain credit in the future and our future credit rating may also be affected by Delek’s level of indebtedness.
Delek has a significant amount of debt. As of December 31, 2012, Delek had total debt of $362.2 million, including current maturities of $52.2 million. In addition to its outstanding debt, as of December 31, 2012, letters of credit issued under Delek’s various credit facilities were $181.9 million. Delek’s significant level of debt could increase its vulnerability to general adverse economic and industry conditions and require Delek to dedicate a substantial portion of its cash flow from operations to service its debt and lease obligations, thereby reducing the availability of its cash flow to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities. Furthermore, a higher level of indebtedness at Delek increases the risk that it may default on its obligations, including under its commercial agreements with us. In addition, a substantial portion of Delek’s debt has a variable rate of interest, which increases its exposure to interest rate fluctuations. The covenants contained in the agreements governing Delek’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, Delek’s indebtedness requires that any transactions it enters into with us must be on terms no less favorable to Delek than those that could have been obtained with an unrelated person. Furthermore, we have no control over whether Delek remains in compliance with the provisions of its credit arrangements or over the occurrence of certain events, except as such provisions or events may otherwise directly pertain to us or be under our control. If Delek were to default under certain of its debt obligations or if certain events were to occur, we could be materially adversely affected. For example, under the agreements governing Delek’s term note with Bank Leumi USA (the “Leumi Note”), Delek’s term note with Israel Discount Bank of New York (the “IDB Note”) and Lion Oil’s $100 million term loan credit facility (the “Term Loan Facility”), the relevant obligor would have to prepay each such note or loan if (i) Delek Group Ltd. ("Delek Group"), a conglomerate domiciled and publicly traded in Israel that as of December 31, 2012 beneficially owned, through its subsidiaries, approximately 53%, of the outstanding capital stock of Delek, were to beneficially own less than 30% of the outstanding capital stock of Delek, (ii) Delek Group is not the single largest shareholder of Delek, or (iii) the membership of the board of directors of Delek is not comprised of a majority of (a) the members of the current board of directors of Delek, (b) individuals nominated by the current board or future continuing directors or (c) individuals voted for by Delek Group. Neither we nor Delek has the ability to ensure that Delek

Group's ownership remains at or above 30%, that Delek Group is the largest single shareholder or that the membership of the Delek board of directors is suitable. There is also the risk that if Delek were to default under certain of its debt obligations, Delek’s creditors would attempt to assert claims against our assets during the litigation of their claims against Delek. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially adversely affected.
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of its credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $225.0 million at any time outstanding, which amount is subject to increase for certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and for certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the Partnership and our subsidiaries and debt under certain types of contingent obligations. Delek must also comply with certain financial covenants. Please see “Management’s Discussion and Analysis—Capital Resources and Liquidity—Agreements Governing Certain Indebtedness of Delek.” Due to its ownership and control of our general partner, Delek has the ability to prevent us from taking actions that would cause Delek to violate any covenants in its credit arrangements, or otherwise to be in default under any of its credit arrangements. In deciding whether to prevent us from taking any such action, Delek will have no fiduciary duty to us or our unitholders. Delek’s compliance with the covenants in its credit arrangements may restrict our ability to undertake certain actions that might otherwise be considered beneficial, including borrowing under our credit facility.
Any debt instruments that Delek or any of its affiliates enter into in the future, including any amendments to existing credit facilities, may include additional or more restrictive limitations on Delek that may impact our ability to conduct our business. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.
Delek’s debt is not rated by any credit rating agencies. If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage or any future credit rating of Delek, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. may consider the leverage and credit profile of Delek and its affiliates because of their ownership interest in and control of us and because Delek accounts for a substantial majority of our contribution margin. Any adverse effect on our credit rating would likely increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.
Our logistics and marketing operations and Delek’s refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or Delek’s facilities and liability for damages. If a significant accident or event occurs that results in a business interruption or shutdown, our operations and financial results could be adversely affected.
Our logistics and marketing operations are subject to all of the risks and operational hazards inherent in gathering, transporting and storing crude oil and refined products, including:

•	damages to pipelines and facilities, related equipment and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•
the inability of third-party facilities on which our operations are dependent, including Delek’s facilities, to complete capital projects and to restart timely refining operations following a shutdown;

•	mechanical or structural failures at our facilities or at third-party facilities on which our operations are dependent, including Delek’s facilities;

•	curtailments of operations as a result of severe seasonal weather;

•	inadvertent damage to pipelines from construction, farm and utility equipment;

•	constrained pipeline and storage infrastructure; and

•	other hazards.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Delek’s refining operations, on which our operations are substantially dependent and over which we have no control, are subject to similar operational hazards and risks inherent in refining crude oil. A significant accident at our facilities or at Delek’s facilities could expose us to significant liability and could affect Delek’s ability and/or requirement to satisfy the minimum volume commitments under our commercial agreements with Delek.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We are insured under the property, liability and business interruption insurance policies of Delek, subject to the deductibles and limits under those policies. To the extent Delek experiences losses under the insurance policies, the limits of our coverage may be decreased. In addition, we are not insured against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because Delek’s business interruption policy does not cover losses for the first 21, 30, 45 or 60 days of the interruption, depending on the facility, a significant part or all of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. In recent years, several large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes in recent years have caused significant damage to several pipelines along the United States Gulf Coast. As a result of large energy industry claims, insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance coverage they are willing to offer or demand significantly higher premiums or deductible periods to cover these facilities. If significant changes occur in the number or financial solvency of insurance underwriters for the energy industry, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.
In addition, we cannot be assured that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
A material decrease in the supply, or increase in the price, of crude oil produced in the southern Arkansas and northern Louisiana area or increased competition for the purchasing and transporting of such crude could materially reduce the volume of crude oil gathered and transported by our SALA Gathering System, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
All southern Arkansas and northern Louisiana area crude oil supplied to the El Dorado Refinery is gathered and transported by our SALA Gathering System. In order to maintain or increase refined product production levels at the El Dorado Refinery, Delek must continually contract for new crude oil supplies in the southern Arkansas and northern Louisiana area or consider connecting to alternative sources of crude oil, such as crude oil supplied from Texas through third-party pipelines. Adverse developments in the southern Arkansas and northern Louisiana area, including reduced availability of production surrounding our SALA Gathering System or an increase in the price of crude oil supplied in this area, could result in decreased throughput on our SALA Gathering System, because this area is the sole source of crude oil for our SALA Gathering System. Reserves in this area could be lower than we currently anticipate, and production may decline faster than we currently project. Accordingly, in addition to general industry risks related to gathering and transporting crude oil, we are disproportionately exposed to certain risks in the southern Arkansas and northern Louisiana area, including:

•	reduced development and production associated with depressed commodity prices;

•	volatility and uncertainty of regional pricing differentials;

•	lack of drilling activity;

•	the limited availability of drilling rigs for producers;

•	weather-related curtailment of operations by producers and disruptions to gathering and transportation operations;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and refined products in markets that the El Dorado Refinery serves.
Furthermore, the development of third-party crude oil gathering systems in the southern Arkansas and northern Louisiana area could disproportionately impact our SALA Gathering System, should producers ship on competing systems or using alternative methods, thereby impacting the price and availability of crude oil to be transported to the El Dorado Refinery by our SALA Gathering System. Additionally, due to the current attractive pricing for such crude, third parties who do not currently ship on our pipeline or gathering systems may seek to enter the market and attempt to purchase crude oil in the southern Arkansas and northern Louisiana markets that Delek currently purchases and ships on our SALA Gathering System. If, as a result of any of these or other factors, the volume of attractively priced crude oil available to the El Dorado Refinery is materially reduced for a prolonged period of time, the volume of crude oil gathered and transported by our SALA Gathering System and the related fees could be materially reduced, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
If third-party pipelines, terminals or other facilities interconnected to our pipeline systems or terminals become partially or fully unavailable, or if we are unable to fulfill our contractual obligations, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our pipelines and terminals connect to other pipelines, terminals and facilities owned and operated by unaffiliated third parties, including ExxonMobil Corporation, Chevron Corporation, Enterprise Products Partners L.P. and others. The continuing operation of such third-party pipelines, terminals and other facilities is not within our control. For example:

•	all of the southbound volumes to be shipped on our Paline Pipeline System are delivered through a third-party terminal;

•
the temporary suspension of crude oil shipments on a damaged pipeline owned by a third-party operator that began in April 2012 caused, and its after-effects may continue to cause, volumes on our Lion Pipeline System to be below historical volumes; and

•	our Big Sandy terminal is currently not operational because a pipeline owned by a third party, which is necessary for the use of the terminal, is out of service.
These pipelines, terminals and other facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity or because of damage from hurricanes or other operational hazards. In addition, we do not have interconnect agreements with all of these pipelines, terminals and other facilities and the interconnect agreements we do have may be terminated in certain circumstances, including circumstances beyond our control, and on short notice. For example, our customer for the southbound capacity of our Paline Pipeline System is required to make only payments of $229,000 per month in 2012 for this capacity until the final segment of the reversal of the Paline Pipeline System is completed and we enter into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012 and are currently waiting for our customer to complete its work on its tanks so that we can enter into the connection agreement. Because we have completed our necessary work, we believe we are owed the full payment under the contract, beginning in November 2012 but our customer has only paid $229,000 per month in 2012. See "Commercial Agreements —Commercial Agreements with Third Parties—Pipelines and Transportation—Paline Pipeline System Capacity Reservation." Pursuant to the omnibus agreement, Delek has agreed to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal and execute the connection agreement. If we do not complete the reversal and execute the connection agreement by December 31, 2013, our financial condition, results of operations, cash flows and ability to make distributions to our uintholders could be adversely affected. In addition, if any of these pipelines, terminals or other facilities become unable to receive or transport crude oil or refined products, we may be unable to perform our obligations under our commercial agreements with Delek and third parties, and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Similarly, if additional shippers begin transporting volumes of refined products or crude oil over interconnecting pipelines, the allocations to us and other existing shippers on these interconnecting pipelines could be reduced, which could also reduce volumes distributed through our terminals or transported through our crude oil pipelines. Allocation reductions of this nature are not infrequent and are beyond our control. Any significant reduction in volumes would adversely affect our revenues and cash flow and our ability to make distributions to our unitholders.
An interruption or termination of supply and delivery of refined products to our wholesale marketing business could result in a decline in our sales and profitability.
In our west Texas wholesale marketing business, we sell refined products produced by refineries owned by unaffiliated third parties. In 2012, we received substantially all of our supply of refined products for our west Texas wholesale business from two suppliers, Noble Petro and Magellan. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. A reduction in the volume of refined products supplied to our wholesale business would likely adversely affect our sales and profitability.

Fluctuations in the prices of refined petroleum products that we purchase and sell in our west Texas wholesale marketing business could materially affect our results of operations.
In our west Texas wholesale marketing business, for the year ended December 31, 2012, approximately 27.1% of the refined products we resold to our customers were purchased under our agreement with Magellan. Significant fluctuations in market prices of these products during the period between our purchase from Magellan and subsequent resale to customers could result in losses or lower profits from these activities, thereby reducing the amount of cash we generate and our ability to pay cash distributions. Additionally, significant fluctuations in market prices of these refined products could result in significant unrealized gains or losses to the extent we enter into transactions to hedge our commodity exposure. To the extent these transactions have not been designated as hedges for accounting purposes, the associated non-cash unrealized gains and losses would directly impact our results of operations.
We are exposed to the credit risks and certain other risks of our key customers, including Delek, and any material nonpayment or nonperformance by our key customers could reduce our ability to make distributions to our unitholders.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Any material nonpayment or nonperformance by our key customers, including Delek or Aron, could reduce our ability to make distributions to our unitholders.
If any of our key customers default on their obligations to us, our financial results could be adversely affected. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks. Any loss of our key customers, including Delek, could reduce our ability to make distributions to our unitholders.
Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;

•	incur certain liens on assets;

•	dispose of assets;

•	make certain cash distributions or redeem or repurchase units;

•	change the nature of our business;

•	engage in certain mergers or acquisitions;

•	make certain investments and acquisitions; and

•	enter into non arms-length transactions with affiliates.
Our credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. In addition, our credit facility contains events of default customary for agreements of this nature, including the occurrence of a change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of our general partner, (ii) Delek Logistics GP, LLC ceases to be our general partner or (iii) we fail to own and control legally and beneficially 100% of the equity interests of any other borrower under our credit facility, unless otherwise permitted thereunder).
The provisions of our credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest and other outstanding amounts, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under the credit facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The credit facility also has cross-default provisions that will apply to any other material indebtedness we may have.
Our debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2012, we had $90.0 million in debt outstanding. This debt was incurred in connection with our cash distribution to Delek as part of the Offering, at which time we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015. We have the ability to incur additional debt, however such ability is subject to limitations in our revolving credit facility. Our level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make payments on our debt and any interest thereon;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, which is within our control, or such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital, which actions we may not be able to effect on satisfactory terms or at all.
Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
Floating interest rates on our existing credit facility, to the extent not hedged, and interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
Significant portions of our pipeline systems have been in service for several decades. There could be service interruptions due to unknown events or conditions or increased maintenance or repair expenses and downtime associated with our pipelines that could have a material adverse effect on our business and results of operations.
Significant portions of our pipeline systems and our SALA Gathering System have been in service for several decades. The age and condition of our systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our systems could adversely affect our business and results of operations and our ability to make cash distributions to our unitholders.
Our right of first offer to acquire certain of Delek’s existing logistics assets and certain assets that it may acquire or construct in the future is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.
The omnibus agreement provides us with a right of first offer until November 2022 on certain of Delek’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions. The consummation and timing of any future acquisitions pursuant to this right will depend on, among other things, Delek’s willingness to offer such assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Delek is under no obligation to accept any offer that we may choose to make. In addition, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Delek at any time in the event that it no longer controls our general partner.
If we are unable to make acquisitions on economically acceptable terms from Delek or third parties, our future growth could be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. If we are unable to make acquisitions from Delek or third parties, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders may be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer or key employee losses at the acquired businesses.
If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.
We may be unsuccessful in integrating the operations of the assets we have acquired or of any future acquisitions with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition, if at all. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
We may incur significant costs and liabilities as a result of pipeline integrity management program testing and related repairs.
Certain of our pipeline facilities are subject to the pipeline safety regulations of PHMSA at the DOT. PHMSA regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities under 49 C.F.R. Part 195.
Pursuant to the Pipeline Safety Improvement Act of 2002, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 ("PIPES Act"), PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for hazardous liquids pipelines located where a leak or rupture could affect “high consequence areas,” which are populated or environmentally sensitive areas. Pursuant to the PIPES Act, PHMSA issued regulations on May 5, 2011, that would, with limited exceptions, subject all low-stress hazardous liquids pipelines, regardless of location or size, to PHMSA’s pipeline safety regulations and would subject those low-stress hazardous liquids pipelines within one half mile of an environmentally sensitive area to the integrity management requirements. The integrity management regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
We may incur significant costs and liabilities associated with compliance with the pipeline safety regulations and any corresponding repair, remediation, preventive or mitigation measures required for our non-exempt pipeline facilities, including lost cash flows resulting from shutting down our pipelines during the pendency of such repairs.
Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a material adverse effect on us and similarly situated midstream operators. On January 3, 2012, President Obama signed the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which (i) increases the maximum civil penalties for pipeline safety administrative enforcement actions, (ii) requires the Secretary of Transportation to study and report on the expansion of integrity management requirements, the sufficiency of existing gathering line regulations to ensure safety, and the use of leak detection systems by hazardous liquid pipelines, (iii) requires pipeline operators to verify their records on maximum allowable operating pressure and (iv) imposes new emergency response and incident notification requirements. The provisions of this Act and other changes to pipeline safety laws and regulations could require us to pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which requirements could result in our incurring increased operating costs that could be significant and have a material adverse effect on our financial position or results of operations.

In addition, many states have adopted regulations similar to existing DOT regulations for hazardous liquids pipelines within their state. These regulations can apply to pipeline facilities exempt from PHMSA jurisdiction as well as intrastate pipeline facilities subject to PHMSA jurisdiction, but for which the state has been certified by PHMSA to inspect, regulate and enforce the regulations for the intrastate facilities.
Should we fail to comply with PHMSA or applicable state regulations, we could be subject to penalties and fines.
Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. We have no material commitments for expansion or construction projects as of the date of this Annual Report on Form 10-K. The construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project, if at all. Moreover, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.
We do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.
We do not own all of the land on which our pipelines and terminal facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. If we are unsuccessful in renegotiating rights-of-way, we may have to relocate our facilities. A loss of rights-of-way or a relocation could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.
Whether we have the power of eminent domain for our pipelines varies from state to state, depending upon the type of pipeline (for example, crude oil or refined products) and the laws of the particular state. In either case, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. Our inability to exercise the power of eminent domain could negatively affect our business if we were to lose the right to use or occupy the property on which our pipelines are located.
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
Our industry is subject to extensive laws, regulations and other requirements including, but not limited to, those relating to the environment, safety, pipeline tariffs, employment, labor, immigration, minimum wages and overtime pay, health care and benefits, working conditions, public accessibility and other requirements. These laws and regulations are enforced by federal agencies including the EPA, the DOT / PHMSA, the Federal Motor Carrier Safety Administration, or FMCSA, the Occupational Safety and Health Act, or OSHA, and the FERC and state agencies such as the Texas Commission on Environmental Quality, the Railroad Commission of Texas, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation, as well as numerous other state and federal agencies. Ongoing compliance with, or a violation of, these laws, regulations and other requirements could have a material adverse effect on our business, financial condition and results of operations.
We believe that our operations are in substantial compliance with applicable laws and regulations. However, these laws and regulations, and the interpretation or enforcement thereof, are subject to change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of these laws and regulations on our operations. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions and construction bans or delays.
Under various federal, state and local environmental requirements, as the owner or operator of terminals and pipelines, we may be liable for the costs of removal or remediation of contamination at our existing locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and some of our locations are the subject of ongoing remediation and/or monitoring projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, we may be liable for the costs of remediating third-party sites where hazardous substances from our operations have been transported for treatment or disposal, regardless of whether we own or operate that site. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not yet been discovered at our current or former locations or locations that we may acquire.
A discharge of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expense, including the cost to comply with applicable laws and regulations, fines and penalties, natural resource damages and claims made by employees, neighboring landowners and other third parties for personal injury and property damage. We may experience future catastrophic sudden or gradual releases into the environment from our pipelines and terminals or discover historical releases that were previously unidentified or not assessed. Although our inspection and testing programs are designed to prevent, detect and address these releases promptly, any damages and liabilities incurred due to any future environmental releases from our assets have the potential to substantially affect our business.
Environmental regulation is becoming more stringent, and new environmental laws and regulations are continuously being enacted or proposed and interpretations of existing requirements may change from time to time. While it is impractical to predict the impact that future environmental, health and safety requirements or changed interpretations of existing requirements may have, such future activity may result in material expenditures to ensure our continued compliance. Such future activity could also adversely affect our ability to expand production or reduce demand for our products or services.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, material modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products and services.
In December 2009, the EPA published its findings that emissions of greenhouse gases, or GHGs, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. In addition, the EPA expanded its existing GHG emissions reporting rule to include onshore oil and natural gas processing, transmission, storage, and distribution activities, beginning in 2012 for emissions occurring in 2011. Congress has also from time to time considered legislation to reduce emissions of GHGs. Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that may be adopted to restrict or reduce GHG emissions may require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs could have a material adverse effect on our business, financial condition or results of operations. Moreover, GHG regulation could also impact the consumption of refined products, thereby affecting the demand for our services.
In 2010, the EPA and the National Highway Transportation Safety Administration (NHTSA) finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the Department of Transportation finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek’s refineries and convenience stores, which could adversely impact our business, results of operations and cash flows.

Our operations are subject to federal and state laws and regulations relating to product quality specifications, and we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications.
Various federal and state agencies prescribe specific product quality specifications for refined products, including vapor pressure, sulfur content, ethanol content and biodiesel content. Changes in product quality specifications or blending requirements could reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For example, mandated increases in use of renewable fuels could require the construction of additional storage and blending equipment. If we are unable to recover these costs through increased revenues, our cash flows and ability to pay cash distributions to our unitholders could be adversely affected. Violations of product quality laws attributable to our operations could subject us to significant fines and penalties as well as negative publicity. In addition, changes in the product quality of the products we receive on our pipeline system could reduce or eliminate our ability to blend products.
We have a responsibility to ensure the quality and purity of the products loaded at our loading racks. Off specification product distributed for public use, even if not a violation of specific product quality laws, could result in poor engine performance or even engine damage. This type of incident could result in liability claims regarding damages caused by the off specification fuel or could result in negative publicity, impacting our ability to retain existing customers or to acquire new customers, any of which could have a material adverse impact on our results of operations and cash flows.
If our general partner or Delek loses any of its key personnel, our general partner's ability to manage our business on our behalf and continue our growth could be negatively impacted.
Our future performance depends to a significant degree upon the continued contributions of our general partner's officers and key technical personnel of Delek. Neither we nor our general partner nor Delek currently maintains key person life insurance policies for any of such persons. The loss or unavailability to us of any of these officers or key technical employees could significantly harm us. Our general partner and Delek face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of any of our general partner's officers and/or the key technical personnel would be unavailable for any reason, we or our general partner or Delek would be required to hire other personnel to manage and operate our business. We cannot be assured that we, our general partner or Delek would be able to locate or employ such qualified personnel on acceptable terms or at all.
A terrorist attack on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.
Terrorist attacks in the United States, as well as events occurring in response or similar to or in connection with such attacks, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where Delek Group is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to an Israeli owner. In the future, certain of the directors of our general partner may reside in Israel.
A direct attack on our assets, Delek’s assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack or continued political instability in the Middle East could have an adverse impact on energy prices, including prices for the crude oil and other feedstocks we transport and refined petroleum products, and an adverse impact on the margins from our operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.
Further, changes in the insurance markets attributable to terrorist attacks could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital, including our ability to repay or refinance debt.
Our customers’ operating results are seasonal and generally lower in the first and fourth quarters of the year. Our customers depend on favorable weather conditions in the spring and summer months.
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuate during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic, while demand for asphalt products, which is a substantial product of Delek's El Dorado Refinery, is lower in the winter months. In addition, our refining customers, such as Delek, occasionally slow or shut down operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and could adversely affect our customers’ business, financial condition and results of operations, which may adversely affect our business, financial condition and results of operations.

Our exposure to direct commodity price risk and interest rate risk may increase in the future. We may incur losses as a result of our forward contract activities and derivative transactions.
Although we intend to enter into fixed-fee contracts with new transportation and terminalling customers in the future, our efforts to obtain such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed-fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than our current operations. Increased future exposure to the volatility of commodity prices could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
To partially mitigate the risk of various financial exposures inherent in our business, including commodity price risk and interest rate risk, we selectively use derivative financial instruments, such as fuel-related derivative transactions, interest rate swaps and interest rate cap agreements. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value upon termination. The maintenance of required margin accounts and the settlement of derivative contracts at termination could cause us to suffer losses or limited gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales price of wholesale gasoline. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.
The adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, could have an adverse effect on our ability to use derivatives to reduce the effect of commodity price risk, interest rate and other risks associated with our business.
The U.S. Congress recently adopted comprehensive financial reform legislation that, among other things, establishes comprehensive federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. Although the Dodd-Frank Act was enacted on July 21, 2010, the Commodity Futures Trading Commission, or CFTC, and the SEC, along with certain other regulators, must promulgate final rules and regulations to implement many of the Dodd-Frank Act's provisions relating to over-the-counter derivatives. While some of these rules have been finalized, others have not; and, as a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain.
In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contain limited exemptions from position limits, which will be phased in over time for certain bona fide hedging transactions and positions that were established in good faith before the initial limits become effective. On December 2, 2011, the International Swaps and Derivatives Association, Inc. and the Securities Industry and Financial Markets Association filed a legal challenge to the final rules, claiming, among other things, that the rules may adversely impact commodities markets and market participants, including end-users, by reducing liquidity and increasing price volatility. In response to this legal challenge, the position limits rules were vacated by a United States District Court on September 28, 2012. The CFTC has appealed that decision to the United States Court of Appeals for the District of Columbia Circuit, and that appeal is pending before the court. Regardless of the outcome of the appeal, the CFTC could promulgate new rules that address the defects identified by the District Court.
If these position limits rules go into effect in the future, the timing of implementation of the final rules on position limits, and their applicability to, and impact on, us remain uncertain, and there can be no assurance that they will not have a material adverse impact on us by affecting the prices of or market for commodities relevant to our operations and/or by reducing the availability to us of commodity derivatives.
The Dodd-Frank Act also imposes a number of other new requirements on certain over-the-counter derivatives and subjects certain swap dealers and major swap participants to significant new regulatory requirements, which in certain cases may cause them to conduct their activities through new entities that may not be as creditworthy as our current counterparties, all of which may have a material adverse effect on us. The impact of this new regulatory regime on the availability, pricing and terms and conditions of commodity derivatives remains uncertain, but there can be no assurance that it will not have a material adverse effect on our ability to hedge our exposure to commodity prices.
In addition, under Dodd-Frank swap dealers and major swap participants will be required to collect initial and variation margin from certain end-users of over-the-counter derivatives, and requires many trades that are currently done bilaterally to be cleared through a clearing house. The rules implementing many of these requirements have not all been finalized and therefore the timing of their implementation and their applicability to us remains uncertain. Depending on the final rules ultimately adopted, we might in the future be required to post collateral for some or all of our derivative transactions, which could reduce our ability to use cash or other assets for capital expenditures or other partnership purposes and reduce our ability to execute strategic hedges to mitigate commodity price uncertainty and protect cash flows.

We rely on information technology in our operations, and any material failure, inadequacy or interruption of that technology could harm our business.
We inherited information technology systems and controls that monitor the movement of petroleum products through our pipeline systems. Information technology system failures, network disruptions (whether intentional by a third party or due to natural disaster), breaches of network or data security, or disruption or failure of the network system used to monitor and control pipeline operations could result in environmental damage, operational disruptions, regulatory enforcement or private litigation. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, or errors by our employees. Further, the failure of any of our systems to operate effectively, or problems we may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.
Transportation on certain of our pipelines is subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders.
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act or by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission and the Arkansas Public Service Commission.
We filed tariffs with the FERC for service on the SALA Gathering System, the Magnolia Pipeline System, the El Dorado Pipeline System and a pipeline that is part of our Lion Oil System and is currently used by one shipper. We have been granted a waiver of FERC's tariff filing requirements for service on the East Texas Crude Logistics System, but remain subject to certain reporting requirements. The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates and terms and conditions of service for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just, reasonable and not unduly discriminatory or preferential. The ICA also requires that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate that has not yet become effective for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC determines that a protested rate is unjust and unreasonable, the FERC will order refunds of amounts charged in excess of the just and reasonable rate. If the FERC determines that a rate challenged by complaint is unjust and unreasonable, reparations may be due for two years prior to the date of the complaint. If any challenge were successful, among other things, the rates that we charge under the tariffs that we intend to file could be reduced and such reductions could have a material adverse effect on our business, results of operations, financial condition and ability to make quarterly cash distributions to our unitholders.
The FERC currently permits, but does not require, regulated pipelines to increase their rates by a percentage factor equal to the change in the producer price index for finished goods plus 2.65 percent. Application of this index factor establishes a change in maximum allowable rate. Interested parties are permitted to protest a proposed index rate increase, and we cannot guarantee that the FERC will accept any such proposed increase if it is protested. In the event the index factor decreases in a given year, we may be required to reduce our rates if they exceed the new maximum allowable rate. The FERC’s indexing methodology is subject to review every five years; the current methodology will remain in place through June 30, 2016. Application of the FERC’s current or any revised indexing methodology may be insufficient to allow us to recover our actual increases in costs. If application of the indexing methodology does not permit a pipeline to recover its costs, the FERC’s regulations generally permit the pipeline to request a rate increase based on its actual cost of service. We cannot guarantee that any such proposed rate increase would be accepted.
The FERC has granted a waiver of the tariff filing and reporting requirements imposed under the ICA for the East Texas Crude Logistics System. The East Texas Crude Logistics System remains subject to the FERC’s jurisdiction under the ICA and is subject to the requirement to maintain books and records in accordance with FERC accounting requirements; we intend to comply with that requirement. If the facts upon which the waiver is based change materially (for example, if an unaffiliated shipper seeks access to our pipelines), the FERC typically requires that pipelines inform it of such changes, which may result in revocation of the waiver. If the FERC in the future revokes the waiver, we will be required, among other things, to file tariffs for service on the East Texas Crude Logistics System. If we file tariffs, we may be required to provide a cost justification for the transportation charge. We would also be required to provide service to all prospective shippers making reasonable requests for service without undue discrimination and to operate in a manner that does not provide any undue preference to shippers. The rates under such tariffs may be insufficient to allow us to recover fully our cost of providing service on the affected pipelines, which could adversely affect our business, financial condition and results of operations. In addition, regulation by the FERC may subject us to potentially burdensome and expensive operational, reporting and other requirements.
The Federal Trade Commission, the FERC and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.
While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. There is not a clear boundary between transportation service provided in interstate commerce, which is regulated by the FERC, and transportation service provided in intrastate commerce, which is not regulated by the FERC. Such determinations are highly fact-dependent and are made on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide is within its jurisdiction. If the FERC were successful with any such assertion, its rate-making methodologies may subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Partnership Structure
Our general partner and its affiliates, including Delek, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.
Delek owns and controls our general partner and appoints all of the officers and directors of our general partner. All of the initial officers and a majority of the initial directors of our general partner are also officers and/or directors of Delek. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Delek. Conflicts of interest will arise between Delek and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Delek over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Neither our partnership agreement nor any other agreement requires Delek to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery or what markets to pursue or grow. The directors and officers of Delek have a fiduciary duty to make these decisions in the best interests of the stockholders of Delek, which may be contrary to our interests. Delek may choose to shift the focus of its investment and growth to areas not served by our assets.

•
Delek, as our primary customer, has an economic incentive to cause us not to seek higher service fees, even if such higher fees could be obtained in arm’s-length, third-party transactions. Furthermore, under our commercial agreements, Delek’s consent is required before we may enter into an agreement with any third party with respect to our assets that serve the El Dorado and Tyler Refineries, and Delek has an incentive to cause us not to pursue such third-party contracts in certain circumstances.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Delek, in resolving conflicts of interest.

•
All of the initial officers and a majority of the initial directors of our general partner are also officers and/or directors of Delek and will owe fiduciary duties to Delek. These officers will also devote significant time to the business of Delek and will be compensated by Delek accordingly.

•	Delek may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•	Disputes may arise under our commercial agreements with Delek.

•
Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership units and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash available for distribution to our unitholders.

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units. In addition, the inability of Delek to suspend or reduce its obligations under its commercial agreements with us or to claim a force majeure event in certain circumstances until November 7, 2015 increases the likelihood of the conversion of the subordinated units.

•	Our general partner determines which costs incurred by it are reimbursable by us.

•
Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

•
Our partnership agreement permits us to classify up to $25.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated or general partner units or to our general partner in respect of the incentive distribution rights.

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner intends to limit its liability regarding our contractual and other obligations.

•	Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units.

•	Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including Delek’s obligations under the omnibus agreement and its commercial agreements with us.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•	Our general partner may transfer its incentive distribution rights without unitholder approval.

•
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Delek may compete with us.
Delek may compete with us. Under our omnibus agreement, Delek and its affiliates has agreed not to engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Delek. This restriction, however, does not apply to:

•	any assets that were owned by Delek upon the completion of the Offering (including replacements or expansions of those assets);

•	any asset or business that Delek acquires or constructs that has a fair market value of less than $5.0 million; and

•
any asset or business that Delek acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the asset or business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so.

As a result, Delek has the ability to construct assets which directly compete with our assets. The limitations on the ability of Delek to compete with us are terminable by either party if Delek ceases to control our general partner.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Delek. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders. Please read “Conflicts of Interest and Duties.”
If you are not an eligible holder, your common units may be subject to redemption.
We have adopted certain requirements regarding those investors who may own our common and subordinated units. Eligible holders are limited partners whose (i) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or an analogous regulatory body and (ii) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If you are not an Eligible Holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.
In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our partnership agreement, and we do not anticipate there being limitations in our new credit facility, on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
It may be difficult to serve process on or enforce a United States judgment against those members of the board of directors of our general partner who may reside in Israel.
Certain of the directors of our general partner are able to and may in the future reside in the State of Israel. As a result, it may be difficult to serve legal process within the United States upon any of these persons. It also may be difficult to enforce, both in and outside the United States, judgments obtained in United States courts against these persons in any action, including actions based upon the civil liability provisions of United States federal or state securities laws, because a substantial portion of the assets of these directors is located outside of the United States. Furthermore, there is substantial doubt that the courts of the State of Israel would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate corporate opportunities among us and its other affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels;

•	whether to transfer the incentive distribution rights to a third party; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

By purchasing a common unit, a common unitholder agrees to become bound by the provisions of the partnership agreement, including the provisions discussed above.
Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of our Partnership, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under the partnership agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or its Conflicts Committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth subbullets above, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
The administrative services fee and reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our cash available for distribution to our common unitholders. The amount and timing of such reimbursements will be determined by our general partner.
Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including Delek, for costs and expenses they incur and payments they make on our behalf. Under the omnibus agreement, we will pay Delek an annual fee of $2.7 million and reimburse Delek and its subsidiaries for Delek’s provision of various centralized corporate services. Additionally, we will reimburse Delek for direct or allocated costs and expenses incurred on our behalf, including administrative costs, such as compensation expense for those persons who provide services necessary to run our business, and insurance expenses. We also expect to incur incremental annual general and administrative expense as a result of being a publicly traded partnership. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by Delek. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.
Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates, including Delek, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 1, 2013, Delek owned 62.4% of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing the Partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Unitholders’ voting rights are further restricted by a provision of our partnership agreement providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.
Our general partner’s interest in us and the control of our general partner may be transferred to a third party without unitholder consent.
Our partnership agreement does not restrict the ability of Delek to transfer all or a portion of its general partner interest or its ownership interest in our general partner to a third party. Our general partner, or the new owner of our general partner, would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of our general partner.
The incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of Delek selling or contributing additional assets to us, as Delek would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
We may issue additional units without unitholder approval, which would dilute unitholder interests
Our partnership agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common units, that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•
because the amount payable to holders of incentive distribution rights is based on a percentage of the total cash available for distribution, the distributions to holders of incentive distribution rights will increase even if the per-unit distribution on common units remains the same;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.
Delek may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
Delek holds 2,799,258 common units and 11,999,258 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. In addition, we have agreed to provide Delek with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement permits our general partner to limit its liability, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Our general partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek. At March 1, 2013, Delek owned approximately 2,799,258, or 23.3% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), Delek will indirectly own approximately 61.7% of our outstanding common units.
Our general partner, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the minimum quarterly distribution and the target distribution levels related to the incentive distribution rights, without the approval of the conflicts committee of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.
The holder or holders of a majority of the incentive distribution rights, which is currently our general partner, have the right, at any time when there are no subordinated units outstanding and such holders have received incentive distributions at the highest level to which they are entitled (48.0%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as our general partner with respect to resetting target distributions.
In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the incentive distribution rights will be entitled to receive, in the aggregate, the number of common units equal to that number of common units which would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in the prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain its general partner interest in us that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not otherwise be sufficiently accretive to cash distributions per common unit. It is possible, however, that our general partner or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued common units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common units to our general partner in connection with resetting the target distribution levels.
Our unitholders' liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Our unitholders could be held liable for any and all of our obligations as if they were general partners if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
our unitholders' right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to the Partnership that were known to the transferee at the time of transfer and for those obligations that were unknown if the liabilities could have been determined from the Partnership agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the partnership are counted for purposes of determining whether a distribution is permitted.
The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
Our common units are listed on the New York Stock Exchange ("NYSE"). Because we are a publicly traded limited partnership, the NYSE does not require us to have, and we do not intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, or IRS, on this or any other tax matter affecting us.
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to such unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes there would be material reductions in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.
Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such additional tax on us by a state will reduce the cash available for distribution to our unitholders. Our partnership agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. For example, one recent legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any proposals will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units.
Our unitholders’ share of our income will be taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.
Because a unitholder will be treated as a partner to whom we will allocate taxable income which could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes on such unitholder's share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest would likely reduce our cash available for distribution to unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed herein or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse effect on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS would be borne indirectly by our unitholders and our general partner because the costs would likely reduce our cash available for distribution.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If any of our unitholders sells their common units, such unitholders must recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and such unitholder's tax basis in those common units. Because distributions in excess of such unitholder's allocable share of our net taxable income decrease such uniholder's tax basis in such unitholder's common units, the amount, if any, of such prior excess distributions with respect to the common units such unitholder sells will, in effect, become taxable income if such unitholder sells such common units at a price greater than its tax basis in those common units, even if the price such unitholder receives is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of such unitholder's common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sell their common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common units.
We treat each holder of common units as having the same tax benefits without regard to the actual common units held. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder's sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to such unitholder's tax returns.
We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We will prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Our counsel has not rendered an opinion with respect to whether our monthly convention for allocating taxable income and losses is permitted by existing Treasury Regulations.
A unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of those common units. If so, such unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose common units are loaned to a “short seller” to cover a short sale of common units may be considered as having disposed of the loaned common units, such unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Therefore, our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.
We will adopt certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our Partnership for federal income tax purposes.

We will be considered to have technically terminated our Partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in such unitholder's taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the Partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
As a result of investing in our common units, our unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Arkansas, Louisiana, Tennessee and Texas. Arkansas and Louisiana impose a personal income tax on individuals, and each of the four states imposes an income or similar tax on corporations and certain other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose a personal income tax.
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax laws and regulations, including federal, state and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes as well as interest and penalties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our Asset Portfolio
Our principal assets are described below under the segment that uses such assets. We believe that our assets are adequate for our operations and adequately maintained.
Pipelines and Transportation Segment
Our pipelines and transportation segment consists of approximately 400 miles of operable crude oil transportation pipelines, 16 miles of refined product pipelines and approximately 600 miles of crude oil gathering and trunk lines. Associated with and currently used in connection with the operation of these lines are crude oil storage tanks with an aggregate of approximately 1.7 million barrels of active shell capacity.
Lion Pipeline System. Our Lion Pipeline System primarily consists of (i) the Magnolia Pipeline, (ii) the Magnolia Station located west of the El Dorado Refinery, (iii) the El Dorado Pipeline, (iv) two refined product pipelines, (v) three small crude oil pipelines used by Delek and an unrelated third party, (vi) multiple short crude oil pipelines that are located on the El Dorado Refinery and the Sandhill Station owned by Delek adjacent to the El Dorado Refinery and transport all crude oil from the incoming pipelines in the Lion Pipeline System and the SALA Gathering System to and from a 150,000 barrel capacity storage tank, known as Tank 192 and (vii) Tank 192.

The Magnolia Pipeline is a 77-mile crude oil pipeline, with a capacity of 68,500 bpd, that runs from a connection with ExxonMobil’s North Line pipeline near Shreveport, Louisiana to our Magnolia Station, where the crude oil is then stored and transferred to our El Dorado Pipeline. Since April 2012, the Magnolia Pipeline has been idle because of the temporary suspension of shipments due to a pipeline failure on the North Line. Aron is the shipper on the Magnolia Pipeline. In addition, a new third-party pipeline is expected to link an existing third-party pipeline to the Magnolia Pipeline near Haynesville, Louisiana to allow for the receipt of crude oil transported from Longview, Texas beginning in the first half of 2013. The Magnolia Pipeline is regulated by the FERC.
The Magnolia Station has approximately 135,000 barrels of active shell capacity. We also have 25,000 barrels of shell capacity that is currently not in service and would require additional costs to return to service.
The El Dorado Pipeline is a 28-mile, 12-inch crude oil pipeline, with a capacity of 22,233 bpd, that transports crude oil from our Magnolia Station to the Sandhill Station owned by Delek, which is adjacent to the El Dorado Refinery. The El Dorado Pipeline is regulated by the FERC. Aron is the shipper on this pipeline. Upon reaching the Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192. At present, substantially all crude that enters the El Dorado Refinery, including the crude gathered on the SALA Gathering System, is routed through these short pipelines to Tank 192. Tank 192 is located at Delek's Sandhill Station. We own Tank 192 and lease the underlying ground from Lion Oil under a long term ground lease.
We also own two refined product pipelines that transport gasoline and diesel from the El Dorado Refinery to the nearby Enterprise TE Products Pipeline. The diesel line is 12 inches in diameter while the gasoline line is 10 inches in diameter. These two lines commence at the El Dorado Refinery. We own the portion of these lines that commence at the Sandhill Station at the location of the pump for each line and runs approximately eight miles to the Enterprise TE Products Pipeline.
We also own three other short crude oil pipelines. One of these lines is a common carrier pipeline and is regulated by the FERC. At present it only transports a small volume of crude oil for a third-party specialty products refiner in the area. The other two pipelines transport crude oil for Delek, which is delivered to the El Dorado Refinery via railcars.

Magnolia Pipeline System

El Dorado Pipeline System

SALA Gathering System. The SALA Gathering System includes approximately 600 miles of two- to eight-inch crude oil gathering and transportation lines in southern Arkansas and northern Louisiana located primarily within a 60-mile radius of the El Dorado Refinery. The SALA Gathering System primarily gathers crude oil production from multiple fields in southern Arkansas and northern Louisiana for delivery to the El Dorado Refinery both directly and through the El Dorado Pipeline System.

SALA Gathering System

The SALA Gathering System includes 54 crude oil storage tanks and breakout tanks with a total combined active shell capacity of approximately 0.8 million barrels (including Tank 192 and the 122,000 barrels of capacity discussed below), 14 truck receipt locations, approximately 500 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the El Dorado Pipeline System or directly to the El Dorado Refinery. We also have 0.5 million barrels of combined shell capacity that is currently not in service. In addition, we own 122,000 barrels of shell capacity that we allow a third party to utilize pursuant to a 10-year agreement.
Paline Pipeline System. The Paline Pipeline System is primarily a 185-mile, 10-inch crude oil pipeline running from Longview, Texas to the Chevron-operated Beaumont terminal in Nederland, Texas. It also includes an approximately seven-mile idle pipeline from Port Neches to Port Arthur, Texas and a three-mile section of pipeline that runs north from Kilgore, Texas. The three-mile section of pipeline is a common carrier pipeline and is regulated by the FERC. At present it only transports a small volume of crude oil for an unrelated third-party.

Paline Pipeline System

East Texas Crude Logistics System. Our East Texas Crude Logistics System includes two owned and operated crude oil pipeline systems serving the Tyler Refinery: (i) the Nettleton pipeline, a 36-mile pipeline that transports crude oil from Nettleton Station to the Tyler Refinery and (ii) the McMurrey Pipeline System, a 65-mile pipeline system that transports crude oil from inputs between our La Gloria Station and the Tyler Refinery.

East Texas Crude Logistics System and Big Sandy Terminal

Our East Texas Crude Logistics System also includes the following owned or leased crude oil storage terminals at which we store crude oil owned by Delek for the Tyler Refinery.

		Active
		Aggregate Shell
		Storage
Terminal	Number of Tanks	Capacity (bbls)
La Gloria Station	2	450,000
Nettleton Station (1)	5	165,000
Bradford Station (1)	2	55,000
Arp Station	2	110,000
Total	11	780,000 (2)

(1)	Located on property that we lease from a third party as described in more detail below under “—Facilities.”

(2)	In addition, we have 120,000 barrels of shell capacity that is currently not in service and would require additional costs to return to service.

Wholesale Marketing and Terminalling Segment
Wholesale Marketing
We own approximately 104 miles of product pipelines in west Texas that connect our San Angelo and Abilene, Texas terminals to the Magellan Orion Pipeline. These pipelines include the following:

•	a 13.2-mile, eight-inch pipeline from a Magellan Pipeline custody transfer point at Magellan's Tye Station to the Abilene terminal;

•	a 13.5-mile, four-inch pipeline from the Abilene terminal to the Delek Pipeline tie-in;

•	a 76.5-mile, six-inch pipeline system from Delek's Tye Station to the San Angelo terminal; and

•	a 1.0-mile, 20-inch pipeline from Magellan's Tye Station to Delek's Tye Station.
Each of these pipelines is owned by us and leased to Noble Petro as discussed below.
Abilene Terminal. We own a terminal in Abilene, Texas that is leased to Noble Petro, Inc. ("Noble Petro") pursuant to a terminal and pipeline lease and operating agreement for nominal consideration. This terminal has nine operating tanks with an active aggregate shell capacity of approximately 368,000 barrels. Refined products for the Abilene terminal are supplied under our agreement with Noble Petro and are loaded on two loading lanes, each having three loading arms.
San Angelo Terminal. We also own a terminal in San Angelo, Texas that is leased to Noble Petro under the same agreement as our Abilene terminal. This terminal has five tanks with an active aggregate shell capacity of approximately 93,000 barrels. Refined products for the San Angelo terminal are supplied under our agreement with Noble Petro and are loaded on two loading lanes, each having three loading arms.
The following table provides the location of the Abilene and San Angelo terminals associated with our marketing activities and their storage capacities, supply source, number of truck loading lanes, average truck loading volume and maximum daily available truck loading capacity for the years ended 2012 and 2011.

					Maximum	Average	Average
					Daily	Daily	Daily
		Active			Available	Truck	Truck
		Aggregate		Number of	Truck	Loading	Loading
		Shell		Truck	Loading	Volume for	Volume for
	Number	Capacity	Supply	Loading	Capacity	2012	2011
Terminal Location	of Tanks	(bbls)	Source	Lanes	(bpd)	(bpd)	(bpd)
Abilene, TX (1)	9	368,307	Noble Petro	2	17,700	6,141	5,433
San Angelo, TX	5	92,641	Noble Petro	2	8,400	3,919	4,815
Total	14	460,948		4	26,100	10,060	10,248

(1)
Excludes 86,000 barrels of shell capacity that is out of service, 379,600 barrels of out of service shell capacity requiring extensive repair and off-site storage capacity of 79,900 barrels of shell capacity related to the JP-8 delivery system.

Abilene Area Terminals and Product Pipelines

Terminalling
We provide terminalling services for products to independent third parties and Delek’s retail segment through a light products terminal we own in Nashville, Tennessee and to J. Aron for products through a light products terminal in Memphis, Tennessee. See "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement" for a description of our agreement with J. Aron. We also own a light products terminal in Big Sandy, Texas, which is capable of providing terminalling and storage services to Delek's Tyler Refinery but is currently idle.
Memphis Terminal. Our Memphis terminal has 12 tanks (eight for gasoline and diesel and four for additives, ethanol, transmix and water) with an active aggregate shell capacity of approximately 114,000 barrels. We have an agreement with Delek, whereby Delek is able to directly supply our Memphis terminal with refined product from its El Dorado Refinery. Refined products are loaded on three fully-automated loading lanes.
Nashville Terminal. Our Nashville terminal has 10 tanks (seven for gasoline and diesel and three for additives, ethanol and water) with an active aggregate shell capacity of approximately 132,000 barrels. Although this terminal primarily provides terminalling and storage services for third parties, Delek has the ability to indirectly supply this terminal through product exchange agreements. Refined products are loaded on two loading lanes at this terminal.
Big Sandy Terminal. Our Big Sandy terminal is capable of loading refined products on three loading lanes, with a total of thirteen bottom-loading arms. The Big Sandy terminal also has 13 storage tanks (four for gasoline and diesel and nine for additives and ethanol) with an active aggregate shell capacity of approximately 166,000 barrels. The Big Sandy terminal includes an eight-inch diameter pipeline which runs between Big Sandy and Hopewell Junction in Texas. From Hopewell Junction, a third party owns a pipeline running to Delek's Tyler Refinery. This pipeline is currently not operational and therefore neither is our Big Sandy terminal. The terminal is currently not operational because a pipeline owned by a third party, necessary for the use of the terminal is out of service. Currently, we are in discussions with the third party owner to have the pipeline returned to service. Although we do not know when the pipeline will be returned to service and we do not control the pipeline and cannot assure what will be done, we currently expect the pipeline to be operational in 2013. Although the terminal is not operational, Delek pays us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due under our agreement with Delek.
The following table provides the location of our refined product terminals associated with our terminalling activities and their storage capacities, supply source, number of truck loading lanes, average truck loading volume and maximum daily available truck loading capacity for the years ended December 31, 2012 and 2011.

					Maximum	Average	Average
					Daily	Daily	Daily
		Active			Available	Truck	Truck
		Aggregate		Number of	Truck	Loading	Loading
		Shell		Truck	Loading	Volume for	Volume for
	Number	Capacity	Supply	Loading	Capacity	2012	2011
Terminal Location	of Tanks	(bbls)	Source	Lanes	(bpd)	(bpd)	(bpd)
Big Sandy, TX	13	165,816	Tyler Refinery	3	9,100	N/A (1)	N/A (1)
Memphis, TN (3)	12	114,492	Enterprise System	3	13,371	10,334	11,558
Nashville, TN	10	132,423	Pilot/MAPCO/Valero	2	8,914	5,086	5,248
Total	35	412,731 (2)		8	31,385	15,420	16,806

(1)	The Big Sandy terminal was acquired by Delek on February 7, 2012 and has been idle during this period.

(2)	In addition, we have 107,600 barrels of shell capacity that is currently not in service and would require additional costs to return to service.

(3)	The Memphis Terminal supports the El Dorado Refinery

Title to Properties and Permits
While we own the physical improvements consisting of our pipelines, substantially all of these pipelines are constructed on rights-of-way granted by the apparent record owners of the property and in some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.
We believe that we are the owner of valid easement rights and rights-of-way or fee ownership or leasehold interests to the lands on which the above assets are located. Under the omnibus agreement we have entered into with Delek, Delek has agreed to indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business, in each case, that are identified prior to November 7, 2017, subject to a $250,000 aggregate annual deductible. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.
Facilities
Our Nettleton Station is located on property that we lease from Chevron. The lease is renewable, at our option, for successive one-year terms on 30 days’ notice prior to the end of the then-current term and payment in advance of a nominal amount, and we have exercised our renewal option through May 2013.
Our Bradford Station is located on property that we lease from a local family. The lease is renewable, at our option, for successive one-year terms upon payment in advance of a nominal amount, and we have exercised our renewal option through March 2013.
Liens and Encumbrances

The majority of the assets described above are pledged under and encumbered by our credit agreement. See Note 9 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Corporate Headquarters

Delek leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet and expires in April 2022. We pay Delek a proportionate share of the costs to operate the building pursuant to the omnibus agreement. Please read "Business—Commercial Agreements—Other Agreements with Delek—Omnibus Agreement."

ITEM 3.    LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unit Price and Cash Distributions

Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. Our common units began trading on the NYSE under the symbol "DKL" on November 2, 2012. Prior to that time, there was no public market for our common units. There were three holders of record of our common units as of February 7, 2013, which includes common units held in street name. In addition, as of March 1, 2013, Delek and its subsidiaries owned 2,799,258 of our common units, 11,999,258 of our subordinated units and 489,766 of our general partner units (the 2% general partner interest), which together constitute a 62.4% ownership interest in us.

The following table sets forth the range of the daily high and low sales prices per common unit and cash distributions to common unitholders for the period from November 1, 2012, the date our shares began trading. A cash distribution of $0.224 per common unit, which reflects the pro rata portion of the minimum quarterly distribution rate of $0.375 for the period beginning November 7, 2012, the closing date of our initial public offering, was declared on January 24, 2013 and paid on February 14, 2013 to holders of record as of February 6, 2013.

Period	High Sales Price	Low Sales Price	Quarterly Cash Distribution per Unit	Distribution Date	Record Date
2012
Fourth Quarter (from November 2, 2012)	$23.74	$20.52	N/A	N/A	N/A

Distributions of Available Cash

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less the amount of cash reserves established by our general partner to:

◦
provide for the proper conduct of our business (including cash reserves for our future capital expenditures and anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

◦	comply with applicable law, any of our debt instruments or other agreements; or

◦
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners, and with the intent of the borrower to repay such borrowings within 12 months with funds other than from additional working capital borrowings.

Intent to Distribute the Minimum Quarterly Distribution
We intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.375 per unit, or $1.50 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 489,766 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.43125 per unit per quarter. The maximum distribution of 48.0% does not include any distributions that our general partner or its affiliates may receive on common, subordinated or general partner units that it owns.
Percentage Allocations of Available Cash
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

	Total Quarterly	Marginal Percentage
	Distribution per Unit	Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.37500	98.0%	2.0%
First Target Distribution	above $0.37500	98.0%	2.0%
	up to $0.43125
Second Target Distribution	above $0.43125	85.0%	15.0%
	up to $0.46875
Third Target Distribution	above $0.46875	75.0%	25.0%
	up to $0.56250
Thereafter	above $0.56250	50.0%	50.0%
Subordination Period
General
Our partnership agreement provides that, during the subordination period (which we define below), our common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.375 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.
Subordination Period
Except as described below, the subordination period will extend until the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending December 31, 2015, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.50 per unit (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.50 (the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.
In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee, or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any shortfall payments that would be paid under our existing commercial agreements with Delek (or similar fees to be paid by Delek under future contracts) expected to be received during such period.
Early Termination of Subordination Period
Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending December 31, 2013, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $2.25 (150% of the annualized minimum quarterly distribution), for the four-consecutive-quarter period immediately preceding that date;

•
the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $2.25 per unit (150% of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.
In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee, or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any shortfall payments that would be paid under our existing commercial agreements with Delek (or similar fees to be paid by Delek under future contracts) expected to be received during such period.
Expiration Upon Removal of the General Partner
In addition, if the unitholders remove our general partner other than for cause:

•
the subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided (i) neither such person nor any of its affiliates voted any of its units in favor of the removal and (ii) such person is not an affiliate of the successor general partner;

•	if all of the subordinated units convert pursuant to the foregoing, all cumulative arrearages on the common units will be extinguished and the subordination period will end; and

•	our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.
Expiration of the Subordination Period
When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.

Purchases of Equity Securities

Our general partner may acquire units to satisfy tax withholding obligations in connection with the vesting of awards issued to certain employees. There were no such units acquired during the three-month period and year ended December 31, 2012.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Delek Logistics Partners, LP (the "Partnership" or "DKL") specifically incorporates it by reference into such filing.

The performance graph below compares the cumulative total return of our common units to the cumulative total return of the Standard and Poor's 500 Composite Index and a composite peer group (the "Peer Group"). The Peer Group includes Tesoro Logistics LP (NYSE: TLLP), Holly Energy Partners, L.P. (NYSE: HEP), MPLX LP (NYSE: MPLX), NuStar Energy LP (NYSE: NS), Plains All American Pipeline, L.P. (NYSE: PAA), Magellan Midstream Partners, L.P. (NYSE: MMP), Sunoco Logistics Partners, L.P. (NYSE: SXL), TransMontaigne Partners, L.P. (NYSE: TLP) and Enbridge Energy Partners, L.P. (NYSE: EEP). The unit performance shown on the graph below is not necessarily indicative of future price performance.

The Peer Group was selected by the Partnership and contains logistics companies we believe to follow a similar business model to DKL's, including crude oil gathering and refined products terminalling, transportation and storage. The graph below is for the period commencing November 2, 2012, our first day of trading on the the NYSE, and ending December 31, 2012. The graph assumes an initial investment of $100 on November 2, 2012 and reinvestment of distributions.

COMPARISON OF CUMULATIVE TOTAL RETURN

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2012. The selected historical consolidated financial data for the years ended December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements of Delek Logistics Partners, LP Predecessor. The selected historical consolidated financial data for the year ended December 31, 2008 is derived from the unaudited consolidated financial statements of Delek Logistics Partners, LP Predecessor. The selected historical financial data for the 2012 period presented through November 6, 2012 is derived from consolidated financial results of Delek Logistics Partners, LP Predecessor, and the period beginning November 7, 2012 is derived from consolidated financial results of Delek Logistics Partners, LP. The following tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Year Ended December 31,
	2012	2011 (3)	2010	2009 (1)(2)	2008 (1)
		Predecessor	Predecessor	Predecessor	Predecessor
Statement of Operations Data:	(In thousands, except units and per unit data)
Net sales:
Pipelines and Transportation	$33,539	$21,878	$9,451	$6,633	$—
Wholesale Marketing and Terminalling	989,047	722,201	494,957	367,787	745,520
Total net sales	1,022,586	744,079	504,408	374,420	745,520
Operating costs and expenses:
Cost of goods sold	959,434	700,505	476,678	349,493	721,189
Operating expenses	23,362	12,940	2,920	2,643	1,048
General and administrative expenses	8,389	5,795	4,247	5,740	4,287
Depreciation and amortization	8,675	4,820	2,810	2,804	2,772
Loss (gain) on sale of assets	9	(2)	—	—	—
Total operating costs and expenses	999,869	724,058	486,655	360,680	729,296
Operating income	22,717	20,021	17,753	13,740	16,224
Interest expense, net	2,682	2,011	2,564	2,173	1,376
Net income before income tax (benefit) expense	20,035	18,010	15,189	11,567	14,848
Income tax (benefit) expense	(14,024)	5,363	5,102	4,059	5,349
Net income	$34,059	$12,647	$10,087	$7,508	$9,499
Comprehensive income	$34,059	$12,647	$10,087	$7,508	$9,499

Net income subsequent to initial public offering	$8,410
General partners' interest in net income subsequent to initial public offering	$168
Limited partners' interest in net income subsequent to initial public offering	$8,242
Net income per limited partner unit:
Common - (basic and diluted)	$0.34
Subordinated - Delek (basic and diluted)	$0.34
Weighted average limited partner units outstanding:
Common units - (basic and diluted)	11,999,258
Subordinated units - Delek (basic and diluted)	11,999,258

(1) The Tyler Refinery did not operate during the period from November 21, 2008 through May 17, 2009 due to an explosion and fire on November 20, 2008. The Tyler Refinery resumed full operations on May 18, 2009. During the period for which the Tyler Refinery was not in operation, Delek continued to pay us amounts consistent with historical averages despite the absence of operations at portions of our business.

(2) Financial information and operating information for the East Texas Crude Logistics System for the year ended December 31, 2009 is for the 275 days that we operated the system and includes payments related to minimum volume commitments in April and May 2009 as a result of reduced volumes prior to the resumption of operations at the Tyler Refinery in May 2009.
(3) Financial information and operating information (other than information relating to operations in east and west Texas) for the year ended December 31, 2011 is for the 247 days and 12 days Delek operated the El Dorado Refinery and Paline Pipeline System, respectively, in 2011.

	Year Ended December 31,
	2012	2011	2010	2009	2008
		Predecessor	Predecessor	Predecessor	Predecessor
Cash Flow Data:	(In thousands)
Cash flows provided by (used in) operating activities	$34,363	$(2,859)	$13,421	$5,586	$37,136
Cash flows used in investing activities	(34,350)	(885)	—	(1,607)	(905)
Cash flows provided by (used in) financing activities	23,404	3,779	(13,500)	(4,577)	(35,743)
Net increase (decrease) in cash and cash equivalents	$23,417	$35	$(79)	$(598)	$488

	Year Ended December 31,
	2012	2011	2010	2009	2008
		Predecessor	Predecessor	Predecessor	Predecessor
Balance Sheet Data:	(In thousands)
Property, plant and equipment, net	$153,510	$133,680	$27,934	$29,681	$29,452
Total assets	245,769	199,827	71,831	65,096	60,274
Total debt, including current maturities	90,000	30,300	29,000	42,500	18,800
Total liabilities	141,344	92,105	59,626	63,064	37,663
Total equity	104,425	107,722	12,205	2,032	22,611

Segment Data (1):

	As of and For the Year Ended December 31, 2012
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$33,539	$989,047	$1,022,586
Operating costs and expenses:
Cost of goods sold	—	959,434	959,434
Operating expenses	17,862	5,500	23,362
Segment contribution margin	15,677	24,113	39,790
General and administrative expenses			8,389
Depreciation and amortization			8,675
Loss on sale of assets			9
Operating income			$22,717
Total assets	$147,257	$98,512	$245,769
Capital spending (excluding business combinations)	$6,555	$4,544	$11,099

	As of and For the Year Ended December 31, 2011
(In thousands)	Pipelines and Transportation (2)	Wholesale Marketing and Terminalling (2)	Consolidated
Net sales	$21,878	$722,201	$744,079
Operating costs and expenses:
Cost of goods sold	—	700,505	700,505
Operating expenses	9,530	3,410	12,940
Segment contribution margin	12,348	18,286	30,634
General and administrative expenses			5,795
Depreciation and amortization			4,820
Gain on sale of assets			(2)
Operating income			$20,021
Total assets	$111,564	$88,263	$199,827
Capital spending (excluding business combinations)	$267	$618	$885

	As of and For the Year Ended December 31, 2010
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$9,451	$494,957	$504,408
Operating costs and expenses:
Cost of goods sold	—	476,678	476,678
Operating expenses	1,955	965	2,920
Segment contribution margin	7,496	17,314	24,810
General and administrative expenses			4,247
Depreciation and amortization			2,810
Operating income			$17,753
Total assets	$1,793	$70,038	$71,831
Capital spending (excluding business combinations)	$—	$—	$—

(1)
Accounting Standards Codification (“ASC”) 280, Segment Reporting, requires disclosure of a measure of segment profit or loss. We measure the operating performance of each segment based on segment contribution margin. We define segment contribution margin as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization.

For the pipelines and transportation segment, operating expenses include the costs associated with the actual operation of owned pipelines, excluding depreciation and amortization.

For the wholesale marketing and terminalling segment, cost of goods sold includes all costs of refined products, additives and related transportation. Operating expenses include the costs associated with the actual operation of owned terminals, excluding depreciation and amortization

(2)
In April 2011, Delek completed the acquisition of a controlling interest in Lion Oil. Certain assets of Lion Oil were transferred to us in connection with the Offering. The operating results of the Lion Oil contributed assets are included in the pipelines and transportation segment and the wholesale marketing and terminalling segment for the 247 days Delek operated the El Dorado Refinery in 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP Predecessor," the "Predecessor," and "we," "our," "us" or like terms, when used in context of periods prior to November 7, 2012, refer to Delek Logistics Partners, LP Predecessor, the Partnership's predecessor for accounting purposes. References to "Delek Logistics Partners, LP," the "Partnership," and "we," "our," "us," or like terms, when used in the present tense or in the context of periods on or after November 7, 2012, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
You should read the following discussion of our financial condition and results of operations in conjunction with our historical consolidated financial statements and notes thereto.

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek and its ability to pay us under our commercial agreements;

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or any third-party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	our growth may be limited by Delek's ability to grow as expected;

•	operating hazards and other risks incidental to transporting, storing and gathering crude oil and refined products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital and the price of availability of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including but not limited to the rules and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC");

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this report.

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
Business Overview
The Partnership owns and operates crude oil and refined products logistics and marketing assets. We gather, transport and store crude oil and market, distribute, transport and store refined products in select regions of the southeastern United States and Texas for Delek and third parties, primarily in support of Delek’s refineries in Tyler, Texas (the "Tyler Refinery") and El Dorado, Arkansas (the "El Dorado Refinery"). A substantial majority of our existing assets are both integral to and dependent on the success of Delek’s refining operations.
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of their units and the taxable income allocation requirements under the partnership agreement.
Strategies and Goals
Our primary business objectives are to maintain stable cash flows and to increase our quarterly cash distribution per unit over time. We intend to achieve these objectives by (i) generating stable cash flow through the pursuit of opportunities to provide logistics, marketing and other services to Delek and third parties pursuant to long-term, fee-based contracts, (ii) focusing on growing our business through both strategic acquisitions and organic expansion projects and (iii) by enhancing the profitability of our existing assets by adding incremental throughput volumes, improving operating efficiencies and increasing system-wide utilization.
Commercial Agreements with Delek
The Partnership entered into various long-term, fee-based commercial agreements with Delek at the completion of our initial public offering (the "Offering"), under which we provide gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For a description of each agreement see "Commercial Agreements with Delek" in Item 1 of this Annual Report on Form 10-K.
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
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle in our pipeline, transportation, terminalling and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although Delek has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	Delek’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects, and capture incremental Delek or third-party volumes;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection;

•	our ability to identify and serve new customers in our marketing operations; and

•	our ability to make connections to third-party facilities and pipelines.
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
Operating and Maintenance Expenses. We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. We will seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.
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
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define distributable cash flow as EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
EBITDA and distributable cash flow are non-U.S. GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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
We believe that the presentation of EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. For a reconciliation of EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "Results of Operations."
Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences between the way the Predecessor recorded revenues and the way the Partnership records revenues. Because our assets were historically a part of the integrated operations of Delek, the Predecessor generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in our historical Predecessor consolidated financial statements are different than those reflected in the Partnership's consolidated financial statements as the Predecessor amounts relate primarily to amounts received from third parties while the Partnership's revenues will reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek at the completion of the Offering and from existing agreements with third parties under which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our pipelines that are subject to FERC regulation will be adjusted on July 1, 2013 in accordance with FERC’s indexing methodology. We expect to generate revenue from ancillary services such as ethanol blending and additive injection and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of minimum volume committed under our agreements with Delek. In contrast to the Predecessor, the Partnership does not make bulk biofuel sales in our west Texas marketing operations.
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
Delek continues to charge the Partnership for the management and operation of our logistics assets including an annual fee of $2.7 million for the provision of various centralized corporate services. Additionally, the Partnership will reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also expects to incur $2.0 million of incremental annual general and administrative expense as a result of being a publicly traded partnership.
Financing. As a publicly traded partnership, the Partnership currently intends to make cash distributions to its unit holders at an initial distribution rate of $0.375 per unit per quarter ($1.50 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, from borrowings under the Partnership's $175.0 million senior secured revolving credit agreement entered into with Fifth Third Bank, as administrative agent, and a syndicate of lenders, concurrently with the Offering (the "Delek Logistics Revolving Credit Facility"), and future issuances of equity and debt securities.
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
Market Trends. Our results of operations are impacted by our ability to utilize our existing assets to fulfill the long-term fee-based agreements we have entered into with Delek and with third parties. Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, refining economics and access to alternate delivery and transportation infrastructure. Any of these factors is subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries and therefore throughputs volumes which may impact our performance in the market.

Seasonality and Customer Maintenance Programs
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Demand for asphalt products, which is a substantial product of Delek's El Dorado Refinery, is also lower in the winter months. In addition, our refining customers, such as Delek, occasionally slow or shut down operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial statements for the period prior to November 6, 2012 represent our Predecessor's results of operations, while the consolidated financial statements for the period subsequent to November 7, 2012 represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion is a summary of our results of operations for the years ended December 31, 2012, 2011 and 2010 including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts):

	Years ended December 31,
Statement of Operations Data:	2012 (1)	2011 (2)	2010
		Predecessor	Predecessor
Net sales:
Pipelines and transportation	$33,539	$21,878	$9,451
Wholesale marketing and terminalling	989,047	722,201	494,957
Total	1,022,586	744,079	504,408
Operating costs and expenses:
Cost of goods sold	959,434	700,505	476,678
Operating expenses	23,362	12,940	2,920
General and administrative expenses	8,389	5,795	4,247
Depreciation and amortization	8,675	4,820	2,810
Loss (gain) on sale of assets	9	(2)	0
Total operating costs and expenses	999,869	724,058	486,655
Operating income	22,717	20,021	17,753
Interest expense	2,682	2,011	2,564
Income before taxes	20,035	18,010	15,189
Income tax (benefit) expense	(14,024)	5,363	5,102
Net income	$34,059	$12,647	$10,087
EBITDA (3)	$31,392	$24,841	$20,563

Less: Predecessor income prior to initial public offering on November 7, 2012	25,649
Net income subsequent to initial public offering	8,410
Less: General partner's interest in net income subsequent to initial public offering	168
Limited partner's interest in net net income subsequent to initial public offering	8,242

Net income per limited partner unit:
Common (basic and diluted)	$0.34
Subordinated - Delek (basic and diluted)	$0.34

Weighted average limited partner units outstanding:
Common units - basic	11,999,258
Common units - diluted	11,999,258
Subordinated units - Delek (basic and diluted)	11,999,258

Distributable Cash Flow (3)	$21,020	$—	$—

(1)
The information presented includes the results of operations of our Predecessor for periods presented through November 6, 2012 and of the Partnership for the period beginning November 7, 2012, the date the Partnership commenced operations. Prior to the completion of the Offering our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2)
Financial information and operating information (other than the information relating to operations in east and west Texas) for the year ended December 31, 2011 is for the 247 and 12 days that Delek operated the El Dorado Refinery and Paline Pipeline system, respectively, in 2011.

(3)
For a definition of EBITDA and distributable cash flow, see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow." Distributable cash flow for the year ended December 31, 2012 includes net income related to our Predecessor.

(In thousands)	Years Ended December 31,
	2012 (1)	2011	2010
		Predecessor	Predecessor

Reconciliation of EBITDA to net income:
Net income	$34,059	$12,647	$10,087
Add:
Income tax (benefit) expense	(14,024)	5,363	5,102
Depreciation and amortization	8,675	4,820	2,810
Interest Expense, net	2,682	2,011	2,564
EBITDA (2)	$31,392	$24,841	$20,563
Reconciliation of EBITDA to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$34,363	$(2,859)	$13,421
Less: Amortization of unfavorable contract liability to revenue	(668)	—	—
Less: Amortization of deferred financing costs	381	208	169
Less: Accretion of asset retirement obligations	98	91	73
Less: Deferred taxes (3)	(228)	(4,328)	258
Less: Loss on asset disposals	9	(2)	—
Less: Share-based compensation expense	92	64	86
Less: Unit-based compensation expense	1	—	—
Less: Changes in assets and liabilities	10,478	(16,359)	(62)
Add: Income taxes (3)	4,510	5,363	5,102
Add: Interest expense, net	2,682	2,011	2,564
EBITDA (2)	$31,392	$24,841	$20,563

Reconciliation of distributable cash flow to EBITDA:
EBITDA	$31,392
Less: Cash interest, net (4)	2,301
Less: Maintenance and Regulatory capital expenditures (5)	2,986
Add: Reimbursement from Delek for capital expenditures (6)	—
Less: Income tax expense (3)	4,510
Add: Non-cash share based compensation expense	92
Add: Non-cash unit based compensation expense	1
Less: Amortization of unfavorable contract liability	668
Distributable cash flow (2)	$21,020

(1) The information presented includes the results of operations of our Predecessor for periods presented through November 6, 2012 and of the Partnership for the period beginning November 7, 2012, the date the Partnership commenced operations. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2) For a definition of EBITDA and distributable cash flow, see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow." Distributable cash flow for the year ended December 31, 2012 includes net income related to our Predecessor.

(3) Deferred taxes and income tax expense represent the year to date deferred taxes and tax expense, excluding a one-time tax benefit of $18.5 million. The majority of the Partnership's deferred tax assets and liabilities relates to the Predecessor's conversion from a corporation to a partnership and as a result of such conversion we are not subject to federal income taxes. The conversion from a taxable corporation to a passthrough resulted in this one-time tax benefit.

(4) Interest expense and cash interest both include commitment fees and interest expense that would have been paid by our Predecessor had the Delek Logistics Revolving Credit Facility been in place during the period presented and we had borrowed $90 million under the facility at the beginning of the period. Cash interest, net excludes the amortization of debt issuance costs.

(5) Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

(6) Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017. Delek has also agreed to reimburse us for capital expenditures in connection with certain capital improvements that are currently in progress and were in progress as of November 7, 2012. Delek's reimbursement obligations will not survive any termination of the omnibus agreement. For a description of the projects for which Delek has agreed to reimburse us, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Spending.

The following table is a summary of our results of operations for the year ended December 31, 2012, disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Delek Logistics Partners, LP Predecessor	Delek Logistics Partners, LP	Year Ended December 31, 2012
Statement of Operations Data:	Through	From
	November 6, 2012	November 7, 2012
Net sales:
Pipelines and transportation	$25,325	$8,214	$33,539
Wholesale marketing and terminalling	886,053	102,994	989,047
Total	911,378	111,208	1,022,586
Operating costs and expenses:
Cost of goods sold	862,501	96,933	959,434
Operating expenses	20,431	2,931	23,362
General and administrative expenses	7,220	1,169	8,389
Depreciation and amortization	7,470	1,205	8,675
Loss on sale of assets	9	—	9
Total operating costs and expenses	897,631	102,238	999,869
Operating income	13,747	8,970	22,717
Interest expense	2,186	496	2,682
Income before taxes	11,561	8,474	20,035
Income tax (benefit) expense	(14,088)	64	(14,024)
Net income	$25,649	$8,410	$34,059
EBITDA(1)	$21,217	$10,175	$31,392

Reconciliation of EBITDA to net income:
Net income	$25,649	$8,410	$34,059
Add:
Income tax (benefit) expense	(14,088)	64	(14,024)
Depreciation and amortization	7,470	1,205	8,675
Interest Expense, net	2,186	496	2,682
EBITDA (1)	$21,217	$10,175	$31,392

(1) For a definition of EBITDA and distributable cash flow, see "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow." Distributable cash flow for the year ended December 31, 2012 includes net income related to our Predecessor.
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
Contribution margin for the year ended December 31, 2012 was $39.8 million in 2012, compared to $30.6 million in 2011, an increase of $9.2 million or 29.9%. The increase in contribution margin was primarily attributable to higher margins achieved on our operations in West Texas in 2012, as compared to the same period of 2011. Also contributing to the increase were the acquisitions of the Lion Pipeline System and the SALA Gathering System in April 2011 and the Paline Pipeline System in December 2011. Revenue on these acquired assets is generated by charging fees for services including gathering, transporting and storing crude oil and cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins.
We generated net sales of $1,022.6 million and $744.1 million during the years ended December 31, 2012 and 2011, respectively, an increase of $278.5 million, or 37.4%. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The increase in net sales is attributable primarily to the sale of bulk biofuels, which contributed $198.1 million to the increase in sales for the year ended December 31, 2012. The Partnership discontinued the sale of bulk biofuels following the Offering. Further contributing to the increase were increases in sales volumes and the average sales price per gallon of diesel, which increased $0.12 per gallon in the year ended December 31, 2012 to $3.18 per gallon from $3.06 in the comparable period of 2011.
Cost of goods sold was $959.4 million for the year ended December 31, 2012, compared to $700.5 million for 2011, an increase of $258.9 million, or 37.0%. The increase in cost of goods sold is primarily attributable to increases in sales volume, as well as to the sale of bulk biofuels, which began in the fourth quarter 2011, before being discontinued following the Offering.
Operating expenses were $23.4 million for the year ended December 31, 2012 compared to $12.9 million for 2011, an increase of $10.5 million, or 81.4%. The increase in operating expenses was primarily due to the acquisitions of the Lion Pipeline System and the SALA Gathering System in April 2011. Further contributing to the increase were the acquisitions of the Nettleton Pipeline and the Big Sandy terminal in the first quarter of 2012.
General and administrative expenses were $8.4 million for the year ended December 31, 2012 compared to $5.8 million for 2011, an increase of $2.6 million, or 44.8%. The overall increase was primarily due to an increase in salaries and employee benefits. Additional expenses were also incurred as the result of being a publicly traded partnership.
Depreciation and amortization was $8.7 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively, an increase of $3.9 million, or 81.3%. This increase was primarily due to the addition of depreciation associated with the Paline and Nettleton assets, acquired in the fourth quarter 2011and first quarter 2012, respectively. Further contributing to the increase is the depreciation associated with the assets of the Lion Pipeline System and the SALA Gathering System, acquired in April 2011.
Interest expense was $2.7 million for the year ended December 31, 2012, compared to $2.0 million for 2011, an increase of $0.7 million, or 35.0%. This increase is primarily attributable to increases in interest costs under our credit facilities caused by changes in debt utilization and interest rates thereunder and increases in our deferred financing charges related to our credit facility refinancing and amendment activities during 2012.
Income tax (benefit) expense was $(14.0) million and $5.4 million during the years ended December 31, 2012 and 2011, respectively, a decrease of $19.4 million. Our effective tax rate was (70.0)% for the year ended December 31, 2012, compared to 29.8% for 2011. The decrease in our effective tax rate in year ended 2012 is primarily due to the fact that the Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners and the income tax expense as of December 31, 2012 reflects a minimal amount of state income tax for the period beginning November 7, 2012 and ending December 31, 2012.

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
Contribution margin for the year ended December 31, 2011 was $30.6 million in 2011, compared to $24.8 million in 2010, an increase of $5.8 million or 23.4%. The increase in contribution margin was primarily due to the April 2011 acquisitions of the Lion Pipeline System and the SALA Gathering System and the Paline Pipeline System in December 2011.
During the years ended December 31, 2011 and 2010, we generated net sales of $744.1 million and $504.4 million, respectively, an increase of $239.7 million, or 47.5%. Sales volumes and the average sales price per gallon of gasoline increased to $2.85 per gallon in 2011, from $2.15 per gallon in 2010. The average sales price per gallon of diesel increased $0.81 per gallon in the year ended December 31, 2011 to $3.06 per gallon, from $2.25 in the comparable period of 2010.

Also contributing to the increase were the acquisitions of the Lion Pipeline System and the SALA Gathering System in April 2011.
Cost of goods sold was $700.5 million in 2011 compared to $476.7 million in 2010, an increase of $223.8 million or 46.9%. This increase is due to increases in sales volumes and the increased cost of both gasoline and diesel as compared to the prior period.
Operating expenses were $12.9 million in 2011 compared to $2.9 million in 2010, an increase of $10.0 million or 344.8%. This increase was primarily driven by the additional costs of operating the assets we acquired during 2011, including the Lion Pipeline System and the SALA Gathering System.

General and administrative expenses were $5.8 million in 2011 compared to $4.2 million in 2010, an increase of $1.6 million, or 38.1%. The overall increase was primarily attributable to an increase in salaries and employee benefits, as well as to the acquisition of the Lion Oil Pipeline System, SALA Gathering Systems and Paline Pipeline System in 2011.

Depreciation and amortization was $4.8 million in 2011 compared to $2.8 million in 2010, an increase of $2.0 million or 71.4%. This increase was primarily due to the additional depreciation associated with the Lion Pipeline System and the SALA Gathering System acquired in April 2011.

Interest expense was $2.0 million in 2011 compared to $2.6 million in 2010, a decrease of $0.6 million, or 23.1%. This decrease was due to reductions in interest costs resulting from changes in debt levels and applicable interest rates under our prior revolving credit facility, partially offset by an increase in our deferred financing charges versus prior year.

Income tax expense was $5.4 million in 2011 compared to $5.1 million in 2010, an increase of $0.3 million, or 5.9%. Our effective tax rate was 29.8% in 2011, compared to 33.6% in 2010. The decrease in the effective tax rate was primarily due to changes in permanent tax differences.

Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 14 to our accompanying consolidated financial statements.

Pipelines and Transportation Segment
The pipelines and transportation segment includes our Lion Pipeline System, our SALA Gathering System, our Paline Pipeline System and our East Texas Crude Logistics System.
The table below shows the operating results for the pipelines and transportation segment for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012 (1)	December 31, 2011	December 31, 2010
		Predecessor	Predecessor
Net sales	$33,539	$21,878	$9,451
Operating costs and expenses:
Cost of goods sold	—	—	—
Operating expenses	17,862	9,530	1,955
Segment contribution margin	$15,677	$12,348	$7,496

Throughputs (average bpd)
Lion Pipeline System (2):
Crude pipelines (non-gathered)	46,027	57,442	—
Refined products pipelines to Enterprise Systems	45,220	45,337	—
SALA Gathering System (2)	20,747	17,676	—
East Texas Crude Logistics System	55,068	55,341	49,388

(1) The information presented includes the results of operations of our Predecessor for periods presented through November 6, 2012 and of the Partnership for the period beginning November 7, 2012, the date the Partnership commenced operations. Prior to the completion of the Offering, our Predecessor did not record revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery following its acquisition in April 2011.

The following table is a summary of our pipelines and transportation segment for the year ended December 31, 2012, disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Delek Logistics Partners, LP Predecessor	Delek Logistics Partners, LP	Year Ended December 31, 2012
	Through	From
	November 6, 2012	November 7, 2012
Net sales	$25,325	$8,214	$33,539
Operating costs and expenses:
Cost of goods sold	—	—	—
Operating expenses	15,467	2,395	17,862
Segment contribution margin	$9,858	$5,819	$15,677

Throughputs (average bpd)
Lion Pipeline System (1):
Crude pipelines (non-gathered)	46,584	42,880	46,027
Refined products pipelines to Enterprise Systems	43,967	52,306	45,220
SALA Gathering System (1)	20,597	21,595	20,747
East Texas Crude Logistics System	54,741	56,918	55,068

(1) Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery following its acquisition in April 2011.
Pipelines and Transportation Segment Operational Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
Contribution margin for the pipelines and transportation segment in the year ended December 31, 2012 was $15.7 million, or 39.4% of our combined segment contribution margin, compared to $12.3 million, or 40.3% of our combined segment contribution margin in 2011. The increase in pipelines and transportation contribution margin is primarily attributable to the acquisitions of the Lion Pipeline System and SALA Gathering System in April 2011 and Paline Pipeline System in December 2011. Revenue on these acquired assets is generated by charging fees for services including gathering, transporting and storing crude oil and cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering.
Net sales for the pipelines and transportation segment were $33.5 million and $21.9 million during the years ended December 31, 2012 and 2011, respectively, an increase of $11.6 million, or 53.3%. The increase is due primarily to the acquisitions of the Lion Pipeline System and SALA Gathering System in April 2011 and Paline Pipeline System in December 2011. Additionally, our commercial agreements with Delek went into effect at the closing of the Offering and reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services.
Operating expenses were $17.9 million for the year ended December 31, 2012, compared to $9.5 million in 2011, an increase of $8.4 million, or 88.4%. This increase in operating expense was primarily due to the acquisitions of the Lion Pipeline System, SALA Gathering System and Paline Pipeline System during 2011. Further contributing to the increase was the acquisition of the Nettleton Pipeline in January 2012.

Pipelines and Transportation Segment Operational Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010

Contribution margin for the pipelines and transportation segment in 2011was $12.3 million, or 40.3% of our combined segment contribution margin, compared to $7.5 million, or 30.2% of our combined segment contribution margin in 2010. The increase was primarily due to the April 2011 acquisitions of the Lion Pipeline System and the SALA Gathering System.

In the fiscal years ended December 31, 2011 and 2010, net sales for the pipelines and transportation segment were $21.9 million and $9.5 million, respectively, an increase of $12.4 million, or 130.5%. The increase in total sales was primarily due to the acquisitions of the Lion Pipeline System and the SALA Gathering System in April 2011. A portion of the increase was also related to increased volumes in the East Texas Crude Logistics System.

Operating expenses were $9.5 million in 2011, compared to $2.0 million in 2010. The overall increase in operating expenses of $7.5 million, or 375.0%, is attributed to the additional costs of operating the Lion Pipeline System and the SALA Gathering System, acquired in April 2011.

Wholesale Marketing and Terminalling
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The table below shows the operating results for the wholesale marketing and terminalling segment for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012 (1)	2011	2010
		Predecessor	Predecessor
Net sales	$989,047	$722,201	$494,957
Operating costs and expenses:
Cost of goods sold	959,434	700,505	476,678
Operating expenses	5,500	3,410	965
Segment contribution margin	$24,113	$18,286	$17,314

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (2)	57,574	57,047	50,173
West Texas marketing throughputs (average bpd) (3)	16,523	15,493	14,353
West Texas marketing margin per barrel (3)	$2.56	$1.50	$1.46
Bulk Biofuels (average bpd) (4)	5,577	3,022	—
Terminalling throughputs (average bpd) (5)	15,420	17,907	—

(1) The information presented includes the results of operations of our Predecessor for periods presented through November 6, 2012 and of the Partnership for the period beginning November 7, 2012, the date the Partnership commenced operations. Prior to the completion of the Offering, our Predecessor did not record all revenues for services related to intercompany marketing, transporting, storing and terminalling refined products.

(2) Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts include jet fuel and petroleum coke for our Predecessor in years 2011 and 2010 and through November 7, 2012. Jet fuel and petroleum coke are excluded from these amounts subsequent to November 7, 2012.

(3) Excludes bulk ethanol and biodiesel.

(4) Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel, beginning in the fourth quarter of 2011. Subsequent to November 7, 2012, we ceased to market bulk ethanol and biodiesel. Accordingly, these amounts are presented for the time period during which we marketed bulk biofuels.

(5) Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals. Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery following its acquisition in April 2011.
The following table is a summary of our wholesale marketing and terminalling segment for the year ended December 31, 2012, disaggregated for the periods preceding and succeeding the Offering (in thousands):

	Delek Logistics Partners, LP Predecessor	Delek Logistics Partners, LP	Year Ended December 31, 2012
	Through	From
	November 6, 2012	November 7, 2012
Net sales	$886,053	$102,994	$989,047
Operating Costs and Expenses:
Cost of goods sold	862,501	96,933	959,434
Operating expenses	4,964	536	5,500
Segment contribution margin	$18,588	$5,525	$24,113

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	56,897	61,399	57,574
West Texas marketing throughputs (average bpd) (2)	16,791	15,013	16,523
West Texas marketing margin per barrel (2)	$2.47	$3.14	$2.56
Bulk biofuels (average bpd) (3)	5,577	—	5,577
Terminalling throughputs (average bpd) (4)	16,048	11,874	15,420

(1)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts include jet fuel and petroleum coke for the period through November 7, 2012. Jet fuel and petroleum coke are excluded from these amounts subsequent to November 7, 2012.

(2)	Excludes bulk ethanol and biodiesel.

(3)	Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel. Subsequent to November 7, 2012, we no longer market bulk ethanol and biodiesel.

(4)
Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals. Throughputs for the year ended December 31, 2011 are for the 247 days Delek operated the El Dorado Refinery following its acquisition in April 2011.

Wholesale Marketing and Terminalling Segment Operational Comparison of the Year Ended December 31, 2012 versus the Year Ended December 31, 2011
Contribution margin for the wholesale marketing and terminalling segment in the year ended December 31, 2012 was $24.1 million, or 60.6% of our combined segment contribution margin, compared to $18.3 million, or 59.7% of our combined segment contribution margin in 2011. The increase in contribution margin for the wholesale marketing and terminalling segment was primarily attributable to higher margins achieved in our operations in West Texas in 2012, as compared to 2011.
Net sales for the wholesale marketing and terminalling segment were $989.0 million for the year ended December 31, 2012, compared to $722.2 million for the year ended December 31, 2011, an increase of $266.8 million, or 36.9%. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek, which contributed $198.1 million to the increase in sales in 2012. The Partnership discontinued the sale of bulk biofuels following the Offering. Sales volumes and the average sales price per gallon of diesel also increased. The average sales price per gallon of diesel increased $0.12 per gallon in the year ended December 31, 2012 to $3.18 per gallon from $3.06 in 2011.
Cost of goods sold was $959.4 million in the year ended December 31, 2012, compared to cost of goods sold of $700.5 million for the same period in 2011, an increase of $258.9 million, or 37.0%. The increase in cost of goods sold was primarily attributable to increases in sales volume and price, as well as to the sale of bulk biofuels, which began in the fourth quarter 2011.

Operating expenses in the wholesale marketing and terminalling segment were approximately $5.5 million and $3.4 million, respectively, for the year ended December 31, 2012 and 2011, respectively, an increase of $2.1 million or 61.8%. The increase in operating expenses is primarily due to the additional costs associated with the Nashville and Memphis product terminals, which were acquired in April 2011, and to additional costs associated with the Big Sandy terminal, which was acquired in February 2012.

Wholesale Marketing and Terminalling Segment Operational Comparison of the Year Ended December 31, 2011 versus the Year Ended December 31, 2010
Contribution margin for the wholesale marketing and terminalling segment in 2011 was $18.3 million, or 59.7% of our combined segment contribution margin, compared to $17.3 million or 69.8% of our combined segment contribution margin in 2010. The increase in contribution margin for the wholesale marketing and terminalling segment was due to higher volumes achieved in both the East Texas marketing and West Texas wholesale marketing businesses.
Net sales for the wholesale marketing and terminalling segment were $722.2 million and $495.0 million in the years ended December 31, 2011 and 2010, respectively, an increase of $227.2 million or 45.9%. This increase was primarily due to increases in sales volume and sales price increases. The average sales price per gallon of gasoline increased to $2.85 per gallon in 2011, from $2.15 per gallon in 2010. The average sales price per gallon of diesel increased $0.81 per gallon in the year ended December 31, 2011 to $3.06 per gallon, from $2.25 in 2010.
Cost of goods sold was $700.5 million in 2011, compared to $476.7 million in 2010, an increase of $223.8 million or 47.0%. This increase was primarily due to increases in sales volume and the increased cost of both gasoline and diesel in our West Texas wholesale marketing business.
Operating expenses in the wholesale marketing and terminalling segment increased by $2.4 million or 240.0% to $3.4 million in 2011, as compared to $1.0 million in 2010. This increase was primarily due to the additional costs associated with the Nashville and Memphis terminals, which we acquired during 2011, as well as increases in environmental and insurance expenses associated with our wholesale marketing and terminalling operations.
Liquidity and Capital Resources
We retained $30.5 million of the net proceeds from the Offering for working capital needs. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities.
We currently intend to pay a minimum quarterly distribution of $0.375 per unit per quarter, which equates to $9.2 million per quarter, or $36.7 million per year, based on the number of common, subordinated and general partner units outstanding. We do not have a legal obligation to pay this distribution.
The table below summarizes the quarterly distributions paid related to 2012 financial results:

Quarter Ended (1)	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution
December 31, 2012	$0.224	$—	$—	February 14, 2013

(1) The quarterly cash distribution for the three months ended December 31, 2012 was calculated as the minimum quarterly cash distribution of $0.375 per unit per quarter, or $1.50 per unit on an annualized basis, prorated for the period beginning November 7, 2012, the date DKL commenced operations.
Historically, the Predecessor's sources of liquidity included cash generated from operations and borrowings under our Predecessor’s revolving credit facility. Delek retained the working capital related to our Predecessor at the completion of the Offering, as those balances represented assets and liabilities related to our Predecessor's assets prior to the completion of the Offering.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the year ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash Flow Data:
Cash flows provided by (used in) operating activities	$34,363	$(2,859)	$13,421
Cash flows used in investing activities	(34,350)	(885)	—
Cash flows provided by (used in) financing activities	23,404	3,779	(13,500)
Net increase (decrease) in cash and cash equivalents	$23,417	$35	$(79)
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities was $34.4 million for the year ended December 31, 2012, compared to $(2.9) million for 2011. The increase in cash flows from operations in the year ended 2012 from the same period in 2011 was primarily due to increases in accounts payable to related parties and decreases in inventories and other current assets, offset by increases in deferred income taxes and decreases in accounts payable and other current liabilities. Net income for the year ended December 31, 2012 was $34.1 million, compared to net income of $12.6 million in 2011.
Net cash (used in) provided by operating activities was $(2.9) million for the year ended December 31, 2011, compared to $13.4 million provided by operating activities for 2011. The decrease in cash provided by operating activities is primarily attributable to decreases in deferred income taxes and accounts payable to related parties and an increase in inventories and other current assets. These were partially offset by decreases in accounts receivable and increases in accounts payable and other current liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $34.4 million for the year ended December 31, 2012, compared to $0.9 million in 2011. This increase was primarily due to the cash paid of $23.3 million for the first quarter 2012 acquisitions of both the Nettleton Pipeline and Big Sandy assets.
Cash used in investing activities includes capital expenditures for 2012 of approximately $11.1 million, of which $6.6 million was spent on projects in the pipelines and transportation segment and $4.5 million was spent on projects in our wholesale marketing and terminalling segment.
Net cash used in investing activities was $0.9 million for 2011, compared to zero for 2010. Of the $0.9 million used in 2011, $0.3 million was spent on projects in the pipelines and transportation segment and $0.6 million was spent on projects in our wholesale marketing and terminalling segment. The increase in cash used in investing activities from 2010 to 2011 was primarily due to certain expansion projects that began in the year ended December 31, 2011. Additionally, there were no capital expenditures in the year ended December 31, 2010.
Cash Flows from Financing Activities
Net cash provided by financing activities was $23.4 million in the year ended December 31, 2012, compared to cash provided of $3.8 million in 2011. The increase in net cash from financing activities in the year ended 2012 was primarily a result of transactions related to the Offering. We received net proceeds of $171.8 million from the sale of 9,200,000 common units, after deducting offering costs and debt issuance costs of $17.7 million and $3.7 million, respectively and retained $30.5 million of these proceeds for working capital purposes before the cash distribution to Delek. We repaid the outstanding balance of $63.0 million on our Predecessor's revolving credit facility with Fifth Third Bank, which was terminated in conjunction with the Offering. We also borrowed $90.0 million under the Delek Logistics Revolving Credit Facility at the completion of the Offering. We distributed $231.3 million to Delek in consideration for contributed assets and to reimburse Delek for certain capital expenditures incurred with respect to the contributed assets.
Net cash provided by financing activities increased $17.3 million, to $3.8 million for 2011, from $(13.5) million used in financing activities for the year ended 2010. The increase in cash provided was primarily attributable to a capital contribution of $2.5 million and a net increase in debt payable in 2011, compared to net repayments in 2010.

Cash Position and Indebtedness
As of December 31, 2012, our total cash and cash equivalents were $23.5 million and we had total indebtedness of approximately $90.0 million. Borrowing availability under the Delek Logistics Revolving Credit Facility was approximately $75.0 million and we had letters of credit issued of $10.0 million. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2012.
On November 7, 2012, in connection with the Offering, the Partnership entered into the Delek Logistics Revolving Credit Facility, a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which matures on November 7, 2017. We and each of our existing subsidiaries are borrowers under the credit facility. The credit facility includes a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. The credit agreement also contains an accordion feature whereby we can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The credit agreement contains affirmative and negative covenants customary for credit facilities of this nature that, among other things, limit or restrict our ability (as well as the ability of our subsidiaries) to:
•incur or guarantee additional debt;
•incur certain liens on assets;
•dispose of assets;
•make certain distributions on or redeem or repurchase units;
•change the nature of our business;
•engage in certain mergers or acquisitions;
•make certain investments and acquisitions; and
•enter into non arms-length transactions with affiliates.
The Delek Logistics Revolving Credit Facility is generally available to fund working capital, finance acquisitions and other capital expenditures, fund certain future distributions and for other general partnership purposes. We borrowed $90.0 million under the Delek Logistics Revolving Credit Facility at the completion of the Offering in order to fund a cash distribution to Delek Marketing & Supply LLC ("Marketing") in partial consideration of the contribution of assets to us and in part for reimbursement of capital expenditures associated with our assets. In connection with our cash distribution to Marketing in connection with the Offering, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015.
The Delek Logistics Revolving Credit Facility contains various covenants and restrictive provisions customary for credit facilities of this nature. Financial covenants include an interest coverage ratio defined as the ratio of consolidated EBITDA (as defined in the facility) to cash interest expense, tested quarterly, for the four fiscal quarters then ended of greater than 2.00 to 1.00 and a leverage ratio defined as total funded debt to consolidated EBITDA, tested quarterly, for the four fiscal quarters then ended of not greater than 3.50 to 1.00. The Delek Logistics Revolving Credit Facility also requires the Partnership to maintain interest rate hedging arrangements, on terms reasonably acceptable to the administrative agent, with respect to at least 50% of the revolving loans funded at closing, which hedging arrangements are required to be in place for at least a three-year period beginning no later than 120 days after the completion date of the Offering. Please see Note 21 to our accompanying consolidated financial statements for a description of the terms of the interest rate cap into which the Partnership entered.
Borrowings under the Delek Logistics Revolving Credit Facility bear interest at a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at our election. The applicable margin varies based upon the leverage ratio calculation as of the last day of the period of the four fiscal quarters most recently ended.
The Delek Logistics Revolving Credit Facility contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the new credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of our general partner, (ii) Delek Logistics GP, LLC ceases to be our general partner or (iii) the Partnership fails to own and control legally and beneficially at least 100% of the equity interests of any other borrower under the credit agreement, unless otherwise permitted thereunder) and material litigation resulting in a final judgment against any borrower or guarantor that remains undischarged or unstayed. Upon the occurrence and during the continuation of an event of default under the credit agreement, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against the Partnership, its subsidiaries and the collateral as may be available to the lenders under the credit agreement and other loan documents. The collateral includes a first priority lien on substantially all of the Partnership's tangible and intangible assets.
Also, in connection with our $90 million cash distribution to Marketing at the time of the completion of the Offering, Marketing provided a limited guaranty of the Partnership's obligations under the Delek Logistics Revolving Credit Facility limited to an amount equal to the principal amount outstanding under such facility, including unpaid and accrued interest on a promissory note, made in the principal amount of $102 million by Delek US Holdings in favor of Marketing (the “Holdings Note”). Marketing's guaranty is for the term of the Delek Logistics Revolving Credit Facility and secured by Marketing's pledge of the Holdings Note to our lender. We have agreed to retain at least $90 million in outstanding debt, either under our credit facility or as a result of certain refinancing thereof, until November 2015. The guaranty and the transactions related to it are described in greater detail under the heading “Item 7— Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Position and Indebtedness”. As of December 31, 2012, the principal amount of the note remained $102.0 million.
Agreements Governing Certain Indebtedness of Delek
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of its credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $225.00 million at any time outstanding, which amount is subject to increase for certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and for certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the partnership and our subsidiaries and debt under certain types of contingent obligations. These arrangements also require that Delek maintain (i) consolidated shareholders’ equity of at least $525.0 million and (ii) a ratio of consolidated shareholders’ equity to adjusted total assets, which is defined as total assets less cash and certain liabilities of at least 0.29 to 1.00. Although these covenants do not currently limit our ability to use the full capacity available under our revolving credit facility, we cannot assure you that such covenants will not impact such ability in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements. Please read “Risk Factors—Risks Related to Our Business—Delek’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit ratings and profile. Our ability to obtain credit in the future and our future credit rating may also be affected by Delek’s level of indebtedness.”
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2012 were $11.1 million, of which approximately $6.6 million was spent in our pipelines and transportation segment and $4.5 million in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $8.8 million for 2013. The following table summarizes our actual capital expenditures for the year ended December 31, 2012 and planned capital expenditures for the full year 2013 by operating segment and major category (in thousands):

	Year Ended December 31,
	2013 Forecast	2012 Actual
Pipelines and Transportation:
Regulatory	$523	$55
Maintenance (1)	6,920	2,667
Discretionary projects (2)	1,120	3,833
Pipelines and transportation segment total	$8,563	$6,555
Wholesale Marketing and Terminalling:
Regulatory	$—	$17
Maintenance (1)	50	246
Discretionary projects (2)	200	4,281
Wholesale marketing and terminalling segment total	250	4,544
Total capital spending	$8,813	$11,099
Non-discretionary maintenance capital expenditures to be reimbursed by Delek (1)	3,970
Discretionary projects to be reimbursed by Delek (2)	920
Net capital expenditures	$3,923

(1)
Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017. Delek's reimbursement obligations will not survive any termination of the omnibus agreement.

(2)
Delek has agreed to reimburse us for capital expenditures in connection with certain capital improvements that are currently in progress and were in progress as of November 7, 2012. Delek's reimbursement obligations will not survive any termination of the omnibus agreement.

For the full year 2013, we plan to spend approximately $0.5 million on regulatory projects in the pipelines and transportation segment. We spent $0.1 million on regulatory projects in the year ended December 31, 2012. In addition, we plan to spend approximately $6.9 million on maintenance projects and approximately $1.1 million for other discretionary projects in 2013. Of the $0.3 million budgeted for the wholesale marketing and terminalling segment, $0.2 million is allocated to discretionary projects in the year ended December 31, 2013.
Under the omnibus agreement, Delek has agreed to reimburse us for any operating expenses in excess of $500,000 per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards through November 7, 2017. In addition, Delek has agreed to reimburse us for a period of five years, ending November 7, 2017, for any costs in excess of $1.0 million per event (net of any insurance recoveries), up to $20.0 million per event, that we incur for the clean up or repair of a condition caused by the failure of any assets contributed to us by Delek. Furthermore, for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017, Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for such twelve month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described in the preceding sentence. Delek's reimbursement obligations will not survive any termination of the omnibus agreement.
In addition to these reimbursement obligations, Delek has agreed to reimburse us for discretionary capital expenditures in connection with certain capital improvements that are currently in progress and were in progress as of November 7, 2012. We expect to complete an addition to our Lion Pipeline System to transport crude oil from a rail delivery adjacent to the El Dorado Refinery to that refinery in the first quarter of 2013. To date, Delek has reimbursed us $1.5 million for the cost of constructing this pipeline. Delek has also reimbursed us $0.1 million for the remainder of the costs incurred to complete our reversal of the Paline Pipeline System. The reversal of the Paline Pipeline was completed in October 2012. A major integrated oil company has contracted with the Partnership for 100% of the southbound capacity of the Paline Pipeline System. We are currently waiting for our customer to complete its work on its tanks so that we may connect our system with such affiliate's tanks and execute the connection agreement. In addition, Delek has reimbursed us $2.9 million for capital improvements necessary to enable bi-directional flow on our Nettleton Pipeline. The reversal of the Nettleton Pipeline has not yet been completed.
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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2012, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	—	—	90,000	—	90,000
Interest (1)	2,117	4,234	3,927	—	10,278
Total	2,117	4,234	93,927	—	100,278

(1)	Includes expected interest payments on debt outstanding under credit facilities in place at December 31, 2012. Floating interest rate debt is calculated using December 31, 2012 rates.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Annual Report on Form 10-K.

Critical Accounting Policies
Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. We prepare our consolidated financial statements in conformity with U.S. GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.
Property, Plant and Equipment and Intangibles Impairment
Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.
Goodwill and Potential Impairment
Goodwill is reviewed at least annually for impairment or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimate the fair values of our reporting units using a multiple of expected future cash flows such as those used by third party analysts. If these estimates and assumptions change in the future due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management’s control, an impairment charge may be required.
Environmental Expenditures
It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study, and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that is dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.
Changes in laws and regulations, the financial condition of state trust funds associated with environmental remediation and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.
New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance regarding testing indefinite-lived intangible assets for impairment that gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual reporting periods beginning January 1, 2013, but early adoption is permitted. We have elected not to early adopt this guidance and do not expect it to materially affect our business, financial position or results of operations.
In December 2011, the FASB issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance will not affect our business, financial position or results of operations, but may result in additional disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from and subsequent sales to our customers. At December 31, 2012, we held no outstanding swap contracts. We held a nominal amount of outstanding swap contracts at December 31, 2011. Please read Note 16 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at a variable rate and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Additionally, our revolving credit facility requires us to maintain interest rate hedging arrangements, reasonably acceptable to the administrative agent, with respect to at least 50% of the amount funded at closing of the credit facility, which must be in place for at least a three-year period beginning no later than March 7, 2013. We did not, as of December 31, 2012 have in place any interest rate hedges or forward contracts. Please see Note 21 to our accompanying consolidated financial statements for additional detail related to the interest rate hedge.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, Section 404 requires that a public company's independent registered public accounting firm attest to our internal controls over financial reporting. This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will report on such assertion as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

General Partner Equity Interest Awards

On March 5, 2013, the board of directors of Delek approved awards of equity interests in Delek Logistics GP, LLC, our general partner, to Ezra Uzi Yemin, Assaf Ginzburg and Frederec Green, the Chairman and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and Executive Vice President, respectively, of our general partner. Each of Messrs. Yemin, Ginzburg and Green is also a director of our general partner. On March 10, 2013, our general partner made such awards, which consisted of a 1.0% membership interest for Mr. Yemin and a 0.2% membership interest for each of Messrs. Ginzburg and Green. Subject to continued employment, the interests will vest on June 10, 2013. The general partner, in its sole discretion, can cause the interests to vest upon an Exchange Transaction (as defined in the limited liability company agreement of the general partner). The interests are subject to restrictions on transfer under the limited liability agreement of the general partner. As members of the general partner, these executives will participate in the general partner's future profits and losses from operations, distributions from operations and liquidation value. The general partner is entitled to distributions in respect of its 2% general partner interest and its incentive distribution rights in Delek Logistics. In connection with these awards, Mr. Yemin agreed to forfeit 4,898 phantom unit awards and Messrs. Ginzburg and Green each agreed to forfeit 980 phantom unit awards in the Partnership that would have vested on June 10, 2013. Any general partner distributions payable in respect of unvested membership interests will be paid in arrears upon vesting of such interest.
If any of the executives were terminated for cause (as defined in his employment agreement), he would forfeit his membership interest, whether vested or unvested. Upon termination for any reason other than for cause, the executive will have the right to require the general partner to repurchase his interest, if vested, and our general partner will have the right to repurchase his interest, in each case, at its fair market value, determined in accordance with the limited liability company agreement of our general partner.
The cost of the obligations represented by these membership interests in the general partner will be borne solely by our general partner. The Partnership will not be obligated to reimburse our general partner for such costs, and any distributions made on such membership interests will not reduce the amount of cash available for distribution to unitholders of Delek Logistics. Under generally accepted accounting principles, however, these membership interests represent an equity compensation plan for the benefit of the Partnership.

Further, in connection with the awards described above, our general partner amended and restated its limited liability company agreement to implement and facilitate the awards. In addition, the Delaware Limited Liability Company Act provides that a Delaware limited liability company may, in its limited liability company agreement, expand, restrict or eliminate the fiduciary duties otherwise owed by its members to other members and to the company. The amended and restated limited liability company agreement contains various provisions replacing the fiduciary duties under the Delaware Limited Liability Company Act with contractual standards governing the duties of the members.

The descriptions of the amended and restated limited liability company agreement of our general partner is a summary and does not purport to be complete and are qualified in their entirety by reference to the provisions of such document, in the form filed with this Annual Report on Form 10-K as Exhibit 3.4 and incorporated herein by reference.

Magnolia Station Crude Oil Release

On March 9, 2013 a release of crude oil was detected within a pumping facility at our Magnolia Station located west of the El Dorado Refinery.  Our initial estimate of the volume of crude oil released is approximately 5,000 barrels. We believe a majority of the amount released has been contained at the Magnolia Station facility.  However, our initial assessment is that approximately 1,500 barrels of crude oil reached a nearby small creek, where the released crude oil has been contained.  We are currently in the process of working with the EPA to respond to the released crude oil and believe we will ultimately recover the substantial majority of the crude oil that was not already contained at the Magnolia Station facility.  We have notified our insurance carriers of this event. At this time, we are unable to estimate precisely the potential costs related to or any liabilities including fines, penalties and possible third-party claims associated with this event, but, based on information currently available to us, we believe these total costs and liabilities associated with this event will not be material to our operations or financial results.  This event has not impacted the delivery of crude oil from the Magnolia Station to the El Dorado Refinery, and there has been no interruption to the operations of the El Dorado Pipeline connected to the Magnolia Station.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.

The Board of Directors of Our General Partner

The directors of our general partner oversee our operations. The members of our Board are not elected by our unitholders and will not be subject to re-election by our unitholders in the future. The general partner is a limited liability company and its directors are elected by its members, all of which are subsidiaries or affiliates of Delek. The directors hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

Our common units are traded on the NYSE. Because we are a limited partnership, we rely on an exemption from the provisions of Section 303A.01 of the NYSE Listed Company Manual which would otherwise require the Board to be composed of a majority of independent directors. In addition, we are not required to establish either a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within twelve months of the date our common units were first traded on the NYSE, and all of our audit committee members are required to meet the independence and experience tests established by the NYSE and the Exchange Act.

At the date of this report, the Board consists of the following six members: Ezra Uzi Yemin, Charles J. Brown, III, Gary M. Sullivan, Jr., Assaf Ginzburg, Frederec Green and Mark B. Cox. The Board has determined that each of Messrs. Brown and Sullivan qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Delek or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations. To satisfy the requirements of the NYSE, our general partner currently intends to add one director to both the Board and the Audit Committee who is deemed independent under the above standards, by November 2, 2013.

Director Experience and Qualifications

The members of the general partner are responsible for filling vacancies on the Board at any time during the year, and for selecting individuals to serve on the Board. From time to time, the members may utilize the services of search firms or consultants to assist in identifying and screening potential candidates. In accordance with the general partner's Governance Guidelines, in evaluating potential Board candidates, the members consider such qualifications and other factors as they deem appropriate, including the individual’s independence, education, experience, reputation, judgment, skill, integrity and industry knowledge. The members may consider the individual’s contribution to the Board’s overall diversity, the degree to which the individual’s qualities and attributes will complement those of other directors, and the extent to which the candidate would be a desirable addition to the Board and committees thereof. Directors should have experience in positions with a high degree of responsibility; be leaders in the organizations with which they are affiliated; and have the time, energy, interest and willingness to serve as a member of the Board. In determining fitness for service on the Board, there is no policy for considering racial or ethnic classifications, gender, religion or sexual orientation.

Executive Officers of Our General Partner

Our general partner's executive officers manage the day-to-day affairs of our business and conduct our operations. The executive officers of our general partner are appointed by the Board and serve in that capacity at the discretion of the Board. All of our general partner's executive officers are employees of Delek. While the amount of time that our general partner's executive officers devote to our business varies in any given year, we currently estimate that approximately 10% to 20% of their productive business time is spent on the management and conduct of our operations. The executive officers of our general partner intend, however, to devote as much of their time as is necessary for the proper conduct of our business. We also utilize a significant number of Delek's employees to operate our business and provide us with general and administrative services. Under the omnibus agreement between us and Delek, we pay Delek an annual fee, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, we reimburse Delek for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit. Please see "Other Agreements with Delek--Omnibus Agreement" for a more complete discussion of the services provided by Delek to us.

Directors and Executive Officers of Our General Partner

The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	44	Chairman of the Board of Directors and Chief Executive Officer
Charles J. Brown, III	65	Director, Chairman of Conflicts Committee and Member of Audit Committee
Gary M. Sullivan, Jr.	66	Director, Chairman of Audit Committee and Member of Conflicts Committee
Assaf Ginzburg	37	Director, Executive Vice President and Chief Financial Officer
Frederec Green	47	Director and Executive Vice President
Mark B. Cox	54	Director and Executive Vice President
Harry P. (Pete) Daily	64	Executive Vice President
Donald N. Holmes	62	Executive Vice President
Andrew L. Schwarcz	45	Executive Vice President, General Counsel and Secretary
Kent B. Thomas	44	Executive Vice President and Assistant Secretary

Ezra Uzi Yemin has been the Chief Executive Officer and Chairman of the Board of our general partner since April 2012. Mr. Yemin has served as chief executive officer of Delek since June 2004 and as president and a director of Delek since April 2001. He was appointed to be the chairman of the board of directors of Delek in December 2012. Mr. Yemin also served as Delek's treasurer from April 2001 to November 2003 and as Delek's secretary from May 2001 to August 2005. The Board believes that, given he has worked for Delek since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well of that of Delek (the owner of approximately 62% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.

Charles J. Brown, III has been a member of the Board of our general partner since November 2012. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. Mr. Brown is currently the owner of, and since 2011 the chief advisor for, CRW Energy, a consulting firm focused in the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of McGuireWoods LLP, a large international law firm. Mr. Brown was appointed to the Board because of his experience in the energy industry and as an attorney provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the partnership.

Gary M. Sullivan, Jr. has been a member of the Board of our general partner since November 2012. Mr. Sullivan is a certified public accountant and has been an adjunct faculty member at Virginia Commonwealth University's School of Business since January 2012 where he teaches Accounting. From 2009 to 2012, Mr. Sullivan was a private investor. From 1975 through 2009, Mr. Sullivan served in various roles with Deloitte & Touche LLP culminating in the role of senior client partner from 2004 through 2009 and was involved in such capacity with several public companies, including sponsors of master limited partnerships. Mr. Sullivan was appointed to the Board because the Board believed that his experience as a certified public accountant and partner with Deloitte & Touche LLP provides the Board with valuable expertise in matters involving finance and accounting in general and master limited partnerships in particular.

Assaf Ginzburg has been the chief financial officer of our general partner and Delek since January 2013. Mr. Ginzburg has served as a director and executive vice president of our general partner since April 2012, as Delek's executive vice president since May 2009 and as a vice president of Delek since February 2005. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001. Mr. Ginzburg was instrumental in the successful completion of our Offering and he was appointed to the Board because his financial experience and knowledge of our and Delek's businesses provides the Board with valuable expertise into relevant business and financial and accounting matters.

Frederec Green has been executive vice president and a director of our general partner since April 2012. Mr. Green has served as Delek's executive vice president since May 2009 and as the primary operational officer for Delek's refining operations since joining Delek in January 2005. From January 2004 until he joined Delek, Mr. Green operated Green Energy Advisors LLC, an independent consulting practice servicing commercial insurance carriers on petroleum refining and electrical matters. Mr. Green has 26 years of experience in the refining industry ranging from crude oil and feedstock supply, through all aspects of managing a refining business to product trading, transportation and sales. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in depth knowledge of our and Delek's businesses and operations.

Mark B. Cox has been an executive vice president and a director of our general partner since April 2012 and an executive vice president of Delek since September 2009. Mr. Cox served as the chief financial officer of our general partner from April 2012 until January 2013 and as the chief financial officer of Delek from September 2009 until January 2013. Mr. Cox's service as Delek's and our general partner's Chief Financial Officer ended on January 18, 2013, however, he will continue to serve as Executive Vice President of our general partner and Delek through the end of his employment on March 31, 2013. From June 2007 until September 2009, Mr. Cox served as the senior vice president-treasurer and director of investor relations of Western Refining, Inc., a publicly traded refining company. Between 1994 and 2007, he was employed by Giant Industries, Inc., and served in various positions including Vice President, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary. Mr. Cox was appointed to the Board because his energy industry and financial experience provides the board of directors with valuable expertise in our financial and accounting matters.

Pete Daily has been an executive vice president of our general partner since April 2012. Mr. Daily has served as an executive vice president of Delek since November 2011 and as the primary operational officer for our Predecessor's operations since joining Delek in September 2006. Mr. Daily's duties include supervising the purchase and supply of crude oil for Delek's refineries and refined products for Delek's convenience stores, marketing the refined products produced by Delek's refineries and marketing Delek's supply of refined products in west Texas. Mr. Daily has over 30 years of industry experience in the energy logistics and marketing business.

Donald N. Holmes has been an executive vice president of our general partner and Delek since August 2012. Mr. Holmes has served as the principal human resources officer of our general partner since its formation in April 2012 and has served in the same capacity with Delek since joining Delek in November 2011. Prior to joining Delek, Mr. Holmes served as senior vice president, human resources for Central Parking Corporation from January 2002 through September 2011.

Andrew L. Schwarcz has been executive vice president, general counsel and secretary of our general partner since October 2012. Mr. Schwarcz has served as Delek's senior counsel, vice president-finance and development since April 2009 and was heavily involved in our formation and the successful completion of our Offering.

Kent B. Thomas has been executive vice president and assistant secretary of our general partner since October 2012. From April 2012 to October 2012, Mr. Thomas served as executive vice president, general counsel and secretary of our general partner. Mr. Thomas has served as Delek's executive vice president since November 2011 and as Delek's general counsel and secretary since joining Delek in August 2005.

Board Leadership Structure

Mr. Yemin serves as Chairman of the Board. Our general partner has no policy with respect to the separation of the offices of Chairman and CEO. Rather, its policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry. He is also the Chairman of the board of directors of Delek, which provides the Board and us with important interaction with, and access to, our most important client and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chairman of the board of a publicly traded company. As such the Board feels that combining the roles of Chairman and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met once in the year ended December 31, 2012 with all directors in attendance.

Executive Sessions

Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and industry, while the Chief Executive Officer brings experience and expertise specific to us and Delek. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. Pursuant to the charters and other policies relevant to these committees, the independent directors have important roles with respect to many things, including our public filings and transactions with interested parties. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors will conduct executive sessions in connection with each quarterly meeting of the Audit Committee in 2013. We expect that, as Chairman of the Audit Committee, Mr. Sullivan will preside over all such sessions.

Communications with the Board of Directors of Our General Partner

Unitholders or other interested parties who wish to communicate with any of our directors, any committee chairperson or the Board may do so by writing to the director, committee chairperson or the Board in care of the Secretary of Delek Logistics Partners, LP at 7102 Commerce Way, Brentwood, Tennessee 37027. Communications received will be forwarded directly to the director to whom it is addressed. If the communication is addressed to the Board and no particular director is named, the communication will be forwarded, depending on the subject matter, to the appropriate committee chairperson or to all members of the Board.

Committees of the Board of Directors of Our General Partner

Nominating and Governance Committee

As a limited partnership, we rely on an exemption from the provisions of Section 303A of the NYSE Listed Company Manual, which would otherwise require us to have a nominating and corporate governance committee. Our general partner is a limited liability company and its directors are not elected by its unitholders but by its sole member in its sole discretion. Accordingly, the Board believes it is unnecessary to have a nominating/corporate governance committee or a committee performing the functions of this committee. Candidates to serve on the Board are reviewed and selected in accordance with our general partner's Governance Guidelines, which are posted on our corporate website at www.DelekLogistics.com.

Audit Committee

The Board has a standing Audit Committee. The Audit Committee consists of Messrs. Sullivan (chairman) and Brown. The composition of the Audit Committee has not changed since its inception in November 2012. The Audit Committee met one time during 2012.

The Board has determined that (i) Messrs. Sullivan and Brown each qualify as independent under applicable SEC rules and regulations and the rules of the NYSE and (ii) Mr. Sullivan is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

The purpose of the Audit Committee is to provide assistance to the Board in the oversight of (a) the quality and integrity of our financial statements; (b) the disclosure and financial reporting process, including our financial statements; (c) our internal controls and procedures for financial reporting; (d) the performance of our internal audit function and the independent registered public accounting firm employed by us for the purpose of preparing and issuing an audit report or related work; (e) the qualifications and independence of our independent registered public accounting firm; and (f) our compliance with policies under our Code of Business Conduct & Ethics and legal and regulatory requirements. These responsibilities are set forth in the Audit Committee’s charter, which is posted on our corporate website at www.DelekLogistics.com.

Conflicts Committee

The Conflicts Committee consists of Messrs. Brown (chairman) and Sullivan. The Board has determined that Messrs. Brown and Sullivan each qualify as independent under applicable SEC rules and regulations and the rules of the NYSE. The composition of the Conflicts Committee has not changed since its inception in November 2012. The Conflicts Committee did not meet in 2012.

Our partnership agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest between us and Delek or any other person. However, pursuant to our Related Party Transactions Policy adopted in connection with the completion of our Offering, management of our general partner must assure that any related party transaction, which includes any transaction between us and Delek, only be consummated or allowed to continue if the Conflicts Committee or the disinterested members of the Board, acting in good faith, approve or ratify such transaction. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the partnership, and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. With respect to any course of action taken, the Board shall be considered to have acted in good faith on matters approved by the Conflicts Committee in good faith and which the Board determines (i) are on terms no less favorable to us than those generally being provided to or available from unrelated third parties, or (ii) are fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us). Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our partnership agreement.

Compensation Decisions

Our general partner does not have a compensation committee. Our general partner has decided that a compensation committee is not necessary at this time, primarily because neither our general partner nor the Partnership has any direct employees to compensate. However, our Board believes it is important to promote the interests of the Partnership and the general partner by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek, the LTIP is fully administered by the Conflicts Committee. The Conflicts Committee is responsible for administering the plan and granting awards to the general partner's or Delek's officers and employees under the LTIP. The full Board may also grant awards and the Conflicts Committee may delegate to, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner. A compensation consultant was not used in the formulation of our compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner see "Item 11—Executive Compensation."

Governance Guidelines, Code of Business Conduct & Ethics and Committee Charters

The Governance Guidelines of the Board of Directors of our general partner, the charter of the Audit Committee of our general partner and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekLogistics.com under the "About Us - Corporate Governance" caption. A copy will be mailed upon request made to Investor Relations, Delek Logistics Partners, LP, or ir@deleklogistics.com. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations of the SEC thereunder require the executive officers and directors of our general partner and persons who own more than ten percent of our common units, as well as certain affiliates of such persons, to file initial reports of ownership of our common units and changes in their ownership with the SEC. Executive officers, directors and persons owning more than ten percent of our common units are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2012 all filing requirements applicable to the executive officers and directors of our general partner and owners of more than ten percent of our common units were met.

ITEM 11. EXECUTIVE COMPENSATION

Neither we nor our general partner directly employs any of the persons responsible for managing our business. All of our general partner's executive officers and other personnel necessary for our business to function are employees of Delek.

Named Executive Officers

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2012. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to our named executive officers (“NEOs”), as reflected in the compensation tables that follow the CD&A. Our NEOs for 2012 were as follows:

•	Ezra Uzi Yemin, Chief Executive Officer

•	Mark B. Cox, Executive Vice President and our Chief Financial Officer throughout 2012

•	Assaf Ginzburg, Executive Vice President and our current Chief Financial Officer

•	Frederec Green, Executive Vice President

•	Andrew L. Schwarcz, Executive Vice President, General Counsel and Secretary

Overview - Compensation Decisions and Allocation of Compensation Expenses

Our general partner does not have a compensation committee. Our general partner does not feel that a compensation committee is necessary at this time, primarily because neither our general partner nor the Partnership has any direct employees to compensate. However, our Board believes it is important to promote the interests of the Partnership and the general partner by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the LTIP. Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek, the LTIP is fully administered by the Conflicts Committee. In accordance with these duties, the Conflicts Committee is responsible for administering the plan and granting awards to the general partner's or Delek's officers and employees under the LTIP. The full Board may also grant awards and the Conflicts Committee may delegate to, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner.

Under the terms of the omnibus agreement with Delek, we pay an annual administrative fee of $2.7 million per year to Delek for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the omnibus agreement requires us to reimburse Delek directly for a proportionate amount of the salary and employee benefits costs of Delek employees who devote more than 50% of their time to our business and affairs.

None of our NEOs devoted more than 50% of his total business time to our business and affairs in 2012. No service covered by the administrative fee is assigned any particular value individually. Although our NEOs provide services to both Delek and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek, and we have not reimbursed Delek for the cost of such services. Except for awards under the LTIP, Delek has the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Our 2013 NEO compensation framework was designed to reward our NEOs for their efforts with respect to our initial public offering, provide retention incentives for our NEOs, and motivate our NEOs to increase the value of our units. Our compensation program is intended to:

•	motivate and retain our general partner's key executives;

•	align the long-term economic interests of our general partner's executives with those of our unitholders; and

•	reward excellence and performance by our general partner's executives that increases the value of our units.

These objectives govern the Conflicts Committee's decisions with respect to the amount of awards made under the LTIP to our NEOs.

At present, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP. Our general partner did not engage a compensation consultant in 2012. Because neither we nor our general partner employ any of our NEOs and because our NEOs are compensated by Delek to manage our business and affairs, we do not provide traditional fixed or discretionary compensation (e.g. salary and bonus) to our NEOs.

2012 Long-Term Incentive Plan

We believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Because the vesting of long-term awards is based upon continued employment with Delek, our general partner or their affiliates, the awards are designed to provide our NEOs with an incentive to remain employed by Delek, our general partner or their affiliates. Additionally, since long-term awards will increase in value in conjunction with an increase in the value of our common units, the awards are also designed to align the interests of our NEOs and our unitholders. Accordingly, we believe that our NEOs should be provided compensation in the form of equity-based incentives.

The Board adopted the LTIP in connection with our initial public offering. The LTIP is for officers, directors and employees of Delek, our general partner or its affiliates, as well as any consultants, or other individuals, who perform services for us. The LTIP is administered by the Conflicts Committee.

Following the completion of the Offering, on December 10, 2012, the Conflicts Committee granted awards under the LTIP to our NEOs. Mr. Yemin assisted the Conflicts Committee in determining the number and certain terms of these awards. Each of our NEOs received a grant of phantom units that will vest ratably every six months beginning June 10,

2013 through December 10, 2017. The phantom units are accompanied by distribution equivalent rights for each phantom unit, providing for a lump sum cash amount equal to the accrued distributions from the grant date of the phantom units, which is paid in cash on the vesting date. Phantom units motivate our NEOs to attain our long term goals and support our overall business priorities as well as aligning our NEOs interests with those of our unitholders. The initial equity grants provided our NEOs with an immediate stake in our performance and were intended to immediately align the interests of our NEOs and our unitholders by providing a direct incentive for our NEOs to focus on unitholder value.

Pursuant to the terms of the LTIP, upon the occurrence of an Exchange Transaction (as defined in the LTIP, and generally including a merger, consolidation, acquisition, reorganization or similar extraordinary transaction), the Board may, in its discretion, accelerate the vesting of the phantom units, adjust the terms of any outstanding phantom units, or, in the event the Exchange Transaction in which our unitholders receive equity of another entity, provide for the conversion of the phantom units into comparable awards for such entity's equity. This provision, by providing the potential for immediate value to our NEOs in connection with an Exchange Transaction, aligns our NEOs' interests with those of our unitholders and incentivizes our NEOs to work to maximize the value of our units in the event such a transaction were to occur. For additional detail regarding the amount of compensation our NEOs may be entitled to in the event of their termination or a change-in-control, see “Potential Payments Upon Termination or Change-In-Control.”

Perquisites

Our general partner does not provide any fringe benefits or perquisites to our NEOs.

2013 Changes to Compensation - Award of General Partner Membership Interest

On March 5, 2013, the board of directors of Delek approved awards of equity interests in our general partner to Messrs. Yemin, Ginzburg and Green. The awards were made on March 10, 2013 and consist of unvested equity interests in our general partner. Subject to each executive's continued employment at Delek, the equity interests will vest on June 10, 2013, or, in the event of an Exchange Transaction (as defined in our general partner's limited liability company agreement) occurring prior to that date, at the discretion of our general partner. The equity interests consist of a 1.0% membership interest for Mr. Yemin and a 0.2% membership interest for each of Messrs. Ginzburg and Green. In connection with these awards, Mr. Yemin agreed to forfeit 4,898 phantom units and Messrs. Ginzburg and Green each agreed to forfeit 980 phantom unit awards made pursuant to the LTIP in 2012 that would have vested on June 10, 2013. Please see “Item 9B-Other Information” for a further description of these awards.

Unit Ownership Requirements

Our general partner does not have express unit ownership requirements.

Prohibition Against Speculative Transactions

Our general partner's Code of Business Conduct & Ethics, which applies to all executive officers and directors of our general partner, prohibits speculative transactions in our units such as short sales, puts, calls or other similar options to buy or sell our units in an effort to hedge certain economic risks or otherwise.

Guidelines for Trades by Insiders

We maintain policies that govern trading in our units by officers and directors required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. To mitigate the potential for abuse, no trades are allowed under a trading plan within 30 days after adoption. In addition, we discourage termination or amendment of trading plans by prohibiting trades under new or amended plans within 90 days following a plan termination or amendment.

Compensation Committee Report

The members of the Conflicts Committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Conflicts Committee recommended to the Board of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The members of the Conflicts Committee have submitted this Report to the Board of Directors as of March 4, 2013:

Charles J. Brown, III
Gary M. Sullivan, Jr.

2012 Summary Compensation Table

The following Summary Compensation Table sets forth the compensation for our NEO's - our Chief Executive Officer, Mr. Yemin, our Chief Financial Officer in 2012, Mr. Cox, and our general partner's three other most highly compensated executive officers - for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position	Fiscal Year	Salary	Bonus	Unit Awards	Option Awards	All Other Compensation	Total
		($) (1)	($) (1)	($)(2)	($) (1)	($) (1)	($)
Ezra Uzi Yemin, Chief Executive Officer	2012	—	—	5,546,600	—	—	5,546,600
Mark B. Cox, Former Chief Financial Officer (3)	2012	—	—	566,250	—	—	566,250
Assaf Ginzburg, Chief Financial Officer (3)	2012	—	—	1,132,500	—	—	1,132,500
Frederec Green, Executive Vice President	2012	—	—	1,132,500	—	—	1,132,500
Andrew L. Schwarcz, Executive Vice President, General Counsel and Assistant Secretary	2012	—	—	566,250	—	—	566,250

(1)	As noted above, no compensation other than grants of phantom units is reported for the NEOs as none of their compensation was allocated to us for 2012.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes for the phantom units granted under the 2012 Long-Term Incentive Plan. Fair value is calculated using the closing price of our units on the date of grant. The per unit grant date fair value for the 2012 grants was $22.65. Assumptions used in the calculation of this amount are included in Note 13 to our audited financial statements for the 2012 fiscal year included in this Annual Report on Form 10-K.

(3)	Mr. Cox's service as Delek's and our general partner's Chief Financial Officer ended, and Mr. Ginzburg's service as Chief Financial Officer began, on January 18, 2013.

Grants of Plan Based Awards in 2012

The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2012.

Name	Grant Date	Awards: Number of Units (1)	Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (Per Share)	Grant Date Fair Value of Units and Option Awards (2)
Ezra Uzi Yemin	12/10/2012	244,883	—	—	$5,546,600
Mark B. Cox	12/10/2012	25,000	—	—	$566,250
Frederec Green	12/10/2012	50,000	—	—	$1,132,500
Assaf Ginzburg	12/10/2012	50,000	—	—	$1,132,500
Andrew L. Schwarcz	12/10/2012	25,000	—	—	$566,250

(1)	All awards in this column are phantom units.

(2)
The amounts in this column reflect the aggregate grant date fair value of $22.65 per unit, which is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2012 fiscal year are included in Note 13 to our audited financial statements for the 2012 fiscal year included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2012

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2012.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Ezra Uzi Yemin	—	—	n/a	n/a	244,883	$5,632,309
Mark B. Cox	—	—	n/a	n/a	25,000	$575,000
Frederec Green	—	—	n/a	n/a	50,000	$1,150,000
Assaf Ginzburg	—	—	n/a	n/a	50,000	$1,150,000
Andrew L. Schwarcz	—	—	n/a	n/a	25,000	$575,000

(1)	All awards in this column are phantom units which vest ratably every six months beginning June 10, 2013 through December 10, 2017.

(2)	Amounts in this column are based upon a fair market value of $23.00 per unit which was the NYSE closing price of our common units on December 31, 2012.

Option Exercises and Stock Vested in 2012

No unit awards vested for and therefore no value was realized on vesting of any such awards during the fiscal year ended December 31, 2012. Additionally, we have not issued any options.

Potential Payments Upon Termination or Change-In-Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements and the LTIP took place on December 31, 2012 and their last day of employment with our general partner or its affiliates was December 31, 2012. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name	Termination of Employment	Change-In Control (1)
Ezra Uzi Yemin	—	$5,632,309	(2)
Mark B. Cox	—	$575,000	(4)
Assaf Ginzburg	—	$1,150,000	(3)
Frederec Green	—	$1,150,000	(3)
Andrew L. Schwarcz	—	$575,000	(4)

(1)
The numbers in the “Change-In-Control” column assume that an “exchange transaction” (as described below) occurred on December 31, 2012 and, as a result, the Board of Directors of our general partner decided that all outstanding phantom units should become fully vested and participate in the transaction value of the units covered by the award (e.g., by exercise or cash out).

(2)	Consists of the value of 244,883 phantom units.

(3)	Consists of the value of 50,000 phantom units.

(4)	Consists of the value of 25,000 phantom units.

2012 Long-Term Incentive Plan

Under the LTIP and the applicable award agreements, phantom units that have not vested at the time the participant’s employment with our general partner or its affiliates terminates will generally be immediately forfeited unless the Board determines otherwise.

In the event of an exchange transaction, defined generally under the LTIP to include a merger, consolidation, acquisition or disposition of stock, separation, reorganization, liquidation or other similar event or transaction designated by the Board in which our unitholders receive cash, stock or other property in exchange for or in connection with their units, our NEOs may be entitled, at the discretion of the Board, to the accelerated vesting of phantom units awarded under the LTIP. The LTIP and applicable awards provide that the Board may, in its discretion, (i) accelerate the vesting of the phantom units, (ii) make other adjustments to the terms of the phantom units, or (iii) in the event the exchange transaction involves the receipt of equity of another entity in exchange for units, convert the phantom units into comparable awards relating to such entity's equity. The “Change-In-Control” column in the “Potential Payments Upon Termination or Change-In-Control” table above illustrates the value of phantom units under the LTIP assuming that an exchange transaction occurred on December 31, 2012 and the Board elected to accelerate all of the phantom units held by our NEOs.

Compensation of Directors in 2012

The following table sets forth a summary of the compensation we paid to the members of the Board for service during 2012.

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	8,667	56,625	—	—	65,292
Gary M. Sullivan, Jr.	9,500	56,625	—	—	66,125

(1)	Messrs. Yemin, Ginzburg, Green and Cox did not receive any compensation for their service as directors.

(2)	This column reports the amount of cash compensation earned in 2012 for Board and committee service.

(3)
Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. The grant date fair value of $22.65 per unit is equal to the NYSE closing price of our common units on the grant date. Assumptions used in the calculation of this amount for the 2012 fiscal year are included in Note 13 to our audited financial statements for the 2012 fiscal year included in this Annual Report on Form 10-K. Each of Messrs. Brown and Sullivan held 2,500 outstanding phantom units at December 31, 2012.

Because they are officers and employees of Delek or its subsidiaries, Messrs. Yemin, Ginzburg, Green and Cox do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors (Messrs. Brown and Sullivan) (the "Compensated Directors") was determined by the Board. We pay the Compensated Directors a cash retainer of $8,750 per quarter and award the Compensated Directors 2,500 phantom units per year with distribution equivalent rights. We pay the Audit Committee chairman an additional cash retainer of $2,500 per quarter and the Conflicts Committee chairman an additional cash retainer of $1,250 per quarter. In addition, each such director will be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. We pay meeting fees to the Compensated Directors in the amount of $1,500 for each in-person Board meeting, $1,000 for each in-person committee meeting and half the fee otherwise due for meetings attended other than in person. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement. See the table below for a summary of the cash compensation to the Compensated Directors in 2012.

Non-Employee Director Annual Retainer and Fees (1)
Board of Directors Quarterly Retainer (2)	$ 8,750 quarterly
Annual Retainer for Audit Committee Chair	$10,000
Annual Retainer for Conflicts Committee Chair	$5,000
Board and Committee Meeting Fees:
In-person board meeting	$1,500 per meeting
In-person committee meeting	$1,000 per meeting
Telephonic board meeting	$750 per meeting
Telephonic committee meeting	$500 per meeting

(1) In addition to the retainers set forth above, we reimburse our non-employee directors for travel and lodging expenses that they incur in connection with attending meetings of the Board or its committees.
(2) The quarterly retainer of $8,750 is payable in cash. Each of our two independent directors were also awarded 2,500 phantom units in connection with the Offering. Holders of phantom units also receive distribution equivalent rights for each phantom unit, providing for a lump sum cash amount equal to the accrued distributions from the grant date of the phantom units to be paid in cash upon the vesting date.
Compensation Committee Interlocks and Insider Participation
Messrs. Brown and Sullivan served on the Conflicts Committee during 2012 and Mr. Yemin assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our units that, as of March 1, 2013 (the "Measurement Date") are held by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding units or more than 5% of any class of our outstanding units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner (1)	Common Units Beneficially Owned		Subordinated Units Beneficially Owned		General Partner Units Beneficially Owned		Percent of Total Units Beneficially Owned
	(#) (2)	(%) (3)	(#) (2)	(%) (3)	(#) (2)	(%) (3)	(%) (3)
Delek US Holdings, Inc. (4)	2,799,258	23.3%	11,999,258	100.0%	489,766	100.0%	62.4%
Goldman Sachs Asset Management (5)	1,177,102	9.8%	—	—	—	—	4.8%
ClearBridge Investments, LLC (6)	752,415	6.3%	—	—	—	—	3.1%
Ezra Uzi Yemin (7)	30,000	*%	—	—	—	—	*%
Mark B. Cox	25,000	*%	—	—	—	—	*%
Assaf Ginzburg	25,000	*%	—	—	—	—	*%
Frederec C. Green	25,000	*%	—	—	—	—	*%
Harry P. (Pete) Daily	4,800	*%	—	—	—	—	*%
Donald N. Holmes	5,000	*%	—	—	—	—	*%
Andrew L. Schwarcz	1,000	*%	—	—	—	—	*%
Kent B. Thomas	5,000	*%	—	—	—	—	*%
Charles J. Brown III	—	*%	—	—	—	—	*%
Gary M. Sullivan, Jr.	1,200	*%	—	—	—	—	*%
All directors and executive officers as a group (10 persons)	122,000	*%	—	—	—	—	*%

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 7102 Commerce Way, Brentwood, Tennessee 37027.

(2)	None of the individuals or entities included in the chart above have a right to acquire common units by March 1, 2013 or within 60 days thereafter.

(3)	The percentage of units beneficially owned is based on a total of 11,999,258 common units, 11,999,258 subordinated units and 489,766 general partner units outstanding on the Measurement Date.

(4)
Affiliates of Delek US Holdings, Inc. hold the common units, subordinated units and general partner units; Lion Oil Company and Delek Marketing & Supply, LLC directly hold 612,207 and 2,187,051 common units, respectively, Lion Oil Company directly holds 11,999,258 subordinated units and Delek Logistics GP, LLC directly holds 489,766 general partner units. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the Securities and Exchange Commission (the "SEC") pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(5)
According to a Schedule 13G filed with the SEC on February 14, 2013 by Goldman Sachs Asset Management, with an address of 200 West Street, New York, New York 10282. The Schedule 13G reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(6)
According to a Schedule 13G filed with the SEC on February 14, 2013 by ClearBridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G reports that ClearBridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(7)	These units are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner.
The following table sets forth the beneficial ownership of the common stock of Delek US Holdings, Inc. ("Delek") reported to us as of the Measurement Date, for (i) each of our directors, (ii) our CEO, our CFO and our other three most highly compensated officers during 2012 and (iii) our current directors and officers as a group. Unless otherwise indicated, each person or member of the group listed has sole voting and investment power with respect to the shares of our common stock listed.

Name of Beneficial Owner	Total Shares of Delek Common Stock Benefically Owned (1)	Percentage of Total Shares of Delek Stock Beneficially Owned (2)
Ezra Uzi Yemin (3)	593,039	1.0%
Mark B. Cox (4)	60,054	*%
Frederec C. Green	23,500	*%
Assaf Ginzburg	13,333	*%
Harry P. (Pete) Daily	9,112	*%
Donald N. Holmes	4,300	*%
Kent B. Thomas (5)	22,774	*%
Andrew L. Schwarcz (6)	8,750	*%
Charles J. Brown III	—	*%
Gary M. Sullivan, Jr.	—	*%
All directors, director nominees and executive officers as a group (10 persons)	734,862	1%

*	Less than 1%.

(1)
For purposes of this table, a person is deemed to have “beneficial ownership” of any shares of Delek's common stock when such person has the right to acquire them within 60 days after the Measurement Date. For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”), the amount shown is shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”), the amount reported equals the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $38.76 fair market value of Delek's common stock at the Measurement Date and the exercise price divided by $38.76). For purposes of computing the percentage of outstanding shares of common stock held by each person named above, any shares which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Based on 59,713,836 shares of Delek's common stock outstanding on the Measurement Date.

(3)
Includes 40,154 shares of Delek's common stock that would have been delivered to Mr. Yemin on March 1, 2013 upon the exercise of 67,200 SARs with base prices of $15.60. Also includes 230,000 shares of common stock that are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner.

(4)
Includes 15,000 NQSOs and 39,000 RSUs that will vest within 60 days of the Measurement Date. Also includes 6,054 shares of Delek's common stock that would have been delivered to Mr. Cox on March 1, 2013 upon the exercise of 4,875 and 3,250 SARs with base prices of $6.98 and $14.25, respectively.

(5)	Includes 7,500 NQSOs and 6,500 RSUs that will vest within 60 days of the Measurement Date.
(6)    Includes 7,500 NQSOs and 1,250 RSUs that will vest within 60 days of the Measurement Date.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2012 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	494,883	N/A	117,324
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	494,883	N/A	117,324

(a) The amounts in column (a) of this table reflect only phantom units that have been granted under the LTIP. No Awards (as defined under the LTIP) have been made other than the phantom units, each of which represent rights to receive (upon vesting and payout) one common unit in the Partnership or an amount of cash equal to the fair market value of such unit. These phantom units vest pro-rata, semi-annually over five years from the date of grant.
(b) Column (b) of this table is not applicable because phantom units do not have an exercise price.
(c) The LTIP was adopted by the Delek Logistics GP, LLC in connection with the closing of our Offering and provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP, which did not require approval by our limited partners, refer to Item 11 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is included in Item 10 "Directors, Executive Officers and Corporate Governance" above.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approval Policy for Related Party Transactions

As of March 1, 2013, Delek owned 2,799,258 common units, 11,999,258 subordinated units, and 489,766 general partner units, as well as incentive distribution rights, which collectively represents a 62.4 percent ownership interest in the Partnership. Transactions with Delek and its affiliated entities are considered to be related party transactions because Delek and its affiliates, including our general partner, own more than 5% of our equity interests. In addition, Messrs. Yemin, Ginzburg, Green, Daily, Holmes and Thomas serve as executive officers of both Delek and our general partner.

Accordingly, whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. On November 6, 2012, in conjunction with the consummation of the Offering, the Board adopted a written related party transactions policy to document procedures pursuant to which “related party transactions” are reviewed, approved or ratified. Under our policy, a related party generally includes the directors and executive officers of our general partner and their immediate family members as well as individuals (and their immediate family members) and entities that are beneficial owners of more than 5% of our voting securities. The policy covers all transactions in which one of our related parties has a direct or indirect material interest, other than transactions generally available to all employees and transactions involving less than $5,000, when aggregated with all similar transactions, other than conflicts of interest the resolution of which is governed by our partnership agreement.

Our partnership agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest resulting from a related party transaction between us and Delek or any other related party. However, pursuant to our related party transactions policy, management of our general partner must assure that any related party transaction, which includes any transaction between us and Delek, will only be consummated or allowed to continue if the Conflicts Committee or the disinterested members of the Board, acting in good faith, approve or ratify such transaction. For a further discussion of our Conflicts Committee see, Item 10 of this Annual Report on Form 10-K—"Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors of our General Partners—Conflicts Committee". With respect to any course of action taken, the Board shall be considered to have acted in good faith on any matters approved by the Conflicts Committee in good faith and which the Board determines (i) are on terms no less favorable to us than those generally being provided to or available from unrelated third parties, or (ii) are fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us). Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our partnership agreement.

We expect that in determining whether to approve a related party transaction, the Conflicts Committee will consider whether the terms are fair to us, taking into account the totality of our relationships with the related party, whether the transaction is material to us, whether the terms are no less favorable to us than those generally being provided to or available from unrelated third parties and the structure of the transaction, as well as any other factors that the conflicts committee may deem appropriate.

Initial Public Offering and Related Structuring Transactions

On November 2, 2012 the Partnership's common units began trading on the New York Stock Exchange under the symbol "DKL." On November 7, 2012, we closed our Offering of 9,200,000 common units at a price of $21.00 per unit, which included a 1,200,000 unit over-allotment option that was exercised in full by the underwriters. In connection with the Offering, all of our initial assets were contributed by Delek (including its subsidiaries Delek Marketing & Supply, LLC and Lion Oil Company) in a series of transactions in exchange for:

•	2,799,258 common units and 11,999,258 subordinated units, representing an approximate aggregate 62.4% interest, including the general partner interest, in DKL;

•	all of the incentive distribution rights;

•	489,766 general partner units, representing a 2% general partner interest; and

•	an aggregate cash distribution of $231.3 million million.

Distributions and Payments to Delek and Our General Partner

Our partnership agreement generally requires us to make quarterly cash distributions of 98% of our "available cash" to limited partners, including Delek, and 2% to our general partner (assuming it makes any capital contributions necessary to maintain its 2% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner may be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. During 2012, we made no distributions to any unitholders.

Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement

In connection with the completion of the Offering, we entered into various long-term, fee-based commercial agreements with Delek under which we provide gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek, and Delek commits to minimum monthly throughput volumes of crude oil and refined products. These agreements are described in detail under the heading "Commercial Agreements—Commercial Agreements with Delek" in Item 1—Business of this Annual Report on Form 10-K. The amounts paid under those agreements during 2012 are as follows:

•	Delek paid us approximately $5.1 million pursuant to the Lion Pipeline System pipeline and storage facilities agreement and the Memphis terminalling agreement in 2012;

•	Delek paid us approximately $1.8 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement in 2012;

•	Delek paid us approximately $2.1 million pursuant to the East Texas marketing agreement in 2012; and

•	Delek paid us approximately $0.2 million pursuant to the terminalling agreement for services at our Big Sandy terminal in 2012.
Additionally, in connection with the completion of the Offering, we entered into an omnibus agreement and an operations and management services agreement with Delek and our general partner. Pursuant to the terms of the omnibus agreement, we paid Delek approximately $0.4 million pursuant to this agreement and Delek paid us approximately $0.4 million pursuant to this agreement during 2012 as indemnification relative to the Paline Pipeline. In connection with the operations and management services agreement, we paid Delek approximately $1.3 million in 2012. The omnibus and operations and management services agreements are described in greater detail under the heading "Other Agreements with Delek" in Item 1, Business, of this Annual Report on Form 10-K.
Also, in connection with our $90 million cash distribution to Marketing at the time of the completion of the Offering, Marketing provided a limited guaranty of the Partnership's obligations under the Delek Logistics Revolving Credit Facility limited to an amount equal to the principal amount outstanding under such facility, including unpaid and accrued interest on a promissory note, made in the principal amount of $102 million by Delek US Holdings in favor of Marketing (the “Holdings Note”). Marketing's guaranty is for the term of the Delek Logistics Revolving Credit Facility and is secured by Marketing's pledge of the Holdings Note to our lender. We have agreed to retain at least $90 million in outstanding debt, either under our credit facility or as a result of certain refinancing thereof, until November 2015. The Delek Logistics Revolving Credit Facility, the guaranty and the transactions related to it are described in greater detail under the heading “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Cash Position and Indebtedness.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees of $665,877 paid for the services of Ernst & Young LLP during fiscal year 2012 include services related to the audits of our consolidated financial statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal year ended December 31, 2012 financial statements regardless of when the fees and expenses were paid.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures. In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the year ended December 31, 2012, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.
List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or included within the Consolidated Financial Statements.

3.	Exhibits - See below.
EXHIBIT INDEX

Exhibit No.		Description
3.1		Certificate of Limited Partnership of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.2
First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated November 7, 2012 (incorporated by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on November 7, 2012).

3.3		Certificate of Formation of Delek Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.4	#	Second Amended and Restated Limited Liability Company Agreement of Delek Logistics GP, LLC, dated as of March 10, 2013.
10.1
Omnibus Agreement, dated November 7, 2012, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on November 7, 2012).

10.2
Operation and Management Services Agreement, dated November 7, 2012, by and among Delek Logistics Services Company, Delek Logistics Partners, LP and Delek Logistics GP, LLC.
(incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on November 7, 2012).

10.3
Credit Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Partnership's Form 8-K filed on November 7, 2012).

10.4
Contribution, Conveyance and Assumption Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics GP, LLC, Delek Logistics Operating, LLC, Delek Crude Logistics, LLC, Delek US Holdings, Inc., Delek Marketing & Supply, LLC, Delek Marketing and Supply, LP, Lion Oil Company and Delek Logistics Services Company (incorporated by reference to Exhibit 10.4 to the Partnership's Form 8-K filed on November 7, 2012).

10.5	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan, dated November 7, 2012 (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.6	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.7
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.8
Terminalling Services Agreement (Big Sandy Terminal), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.8 to the Partnership's Form 8-K filed on November 7, 2012).

10.9
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012).

10.10
Terminalling Services Agreement (Memphis Terminal), dated November 7, 2012, by and between Lion Oil Company, Delek Logistics Operating, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.10 to the Partnership's Form 8-K filed on November 7, 2012).

10.11	*	Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1 (File No. 333-182631), filed on October 15, 2012).
10.12	*	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1 (File No. 333-182631), filed on October 15, 2012).
10.14	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Registrant's registration statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

21.1	#	Subsidiaries of the Registrant
23.1	#	Consent of Ernst & Young LLP
24.1	#	Power of Attorney
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	^
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and years ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months and year ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*		Management contract or compensatory plan or arrangement.
#		Filed herewith.
++
Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

^
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Delek Logistics Partners, LP

Consolidated Financial Statements
As of December 31, 2012 and 2011 and
For Each of the Three Years Ended December 31, 2012, 2011 and 2010

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek Logistics Partners, LP at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP
Nashville, Tennessee
March 11, 2013

Delek Logistics Partners, LP
Consolidated Balance Sheets

	December 31,
	2012	2011
		Predecessor
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,452	$35
Accounts receivable	27,725	22,577
Accounts receivable from related party	—	5,618
Inventory	14,351	18,859
Deferred tax assets	14	733
Other current assets	169	629
Total current assets	65,711	48,451
Property, plant and equipment:
Property, plant and equipment	172,300	144,980
Less: accumulated depreciation	(18,790)	(11,300)
Property, plant and equipment, net	153,510	133,680
Goodwill	10,454	7,499
Intangible assets, net	12,430	10,025
Other non-current assets	3,664	172
Total assets	$245,769	$199,827
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,849	$26,386
Accounts payable to related parties	10,148	—
Current portion of revolving credit facility	—	30,300
Fuel and other taxes payable	4,650	4,234
Accrued expenses and other current liabilities	3,615	3,084
Total current liabilities	40,262	64,004
Non-current liabilities:
Revolving credit facility	90,000	—
Asset retirement obligations	1,440	1,342
Deferred tax liabilities	17	19,498
Other non-current liabilities	9,625	7,261
Total non-current liabilities	101,082	28,101
Equity:
Predecessor division equity	—	107,722
Common unitholders - public (9,200,000 units issued and outstanding)	178,728	—
Common unitholders - Delek (2,799,258 units issued and outstanding)	(127,129)	—
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	52,875	—
General partner - Delek (489,766 units issued and outstanding)	(49)	—
Total equity	104,425	107,722
Total liabilities and equity	$245,769	$199,827
See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Operations and Comprehensive Operations

	Year Ended December 31,
	2012	2011	2010
		Predecessor	Predecessor
	(In thousands, except unit data and per unit data)
Net sales	$1,022,586	$744,079	$504,408
Operating costs and expenses:
Cost of goods sold	959,434	700,505	476,678
Operating expenses	23,362	12,940	2,920
General and administrative expenses	8,389	5,795	4,247
Depreciation and amortization	8,675	4,820	2,810
Loss (gain) on sale of assets	9	(2)	—
Total operating costs and expenses	999,869	724,058	486,655
Operating income	22,717	20,021	17,753
Interest expense, net	2,682	2,011	2,564
Net income before income tax (benefit) expense	20,035	18,010	15,189
Income tax (benefit) expense	(14,024)	5,363	5,102
Net income	$34,059	$12,647	$10,087
Comprehensive operations	$34,059	$12,647	$10,087

Less: Predecessor income prior to initial public offering on November 7, 2012	25,649
Net income subsequent to initial public offering	8,410
Less: General partner's interest in net income subsequent to initial public offering	168
Limited partners' interest in net income subsequent to initial public offering	$8,242

Net income per limited partner unit:
Common units - (basic and diluted)	$0.34
Subordinated units - Delek (basic and diluted)	$0.34

Weighted average limited partner units outstanding:
Common units - (basic and diluted)	11,999,258
Subordinated units - Delek (basic and diluted)	11,999,258

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity

			Partnership
		Delek Logistics LP Predecessor	Common - Public	Common - Delek	Subordinated - Delek	General Partner - Delek	Total
		(In thousands)
Balance at	January 1, 2010	2,032	—	—	—	—	2,032
Net income		10,087	—	—	—	—	10,087
Stock-based compensation expense		86	—	—	—	—	86
Balance at	December 31, 2010	12,205	—	—	—	—	12,205
Net income		12,647	—	—	—	—	12,647
Stock-based compensation expense		64	—	—	—	—	64
Tax benefit from exercise of stock-based awards		20	—	—	—	—	20
Non-cash contribution of Paline and Contributed Lion Oil Assets opening net assets from Delek		80,327	—	—	—	—	80,327
Contributions		2,459	—	—	—	—	2,459
Balance at	December 31, 2011	107,722	—	—	—	—	107,722
Contribution of division equity to the Sponsor		(46,398)	—	—	—	—	(46,398)
Stock-based compensation expense		92	—	—	—	—	92
Tax benefit from exercise of stock-based awards		25	—	—	—	—	25
Predecessor net income through November 6, 2012		25,649	—	—	—	—	25,649
Balance at November 7, 2012 (date of the Offering)		87,090	—	—	—	—	87,090
Allocation of net Sponsor investment to unitholders		(87,090)	—	(11,554)	48,753	49,891	—
Proceeds from initial public offering, net of underwriters' discount		—	179,676	—	—	—	179,676
Offering costs		—	(4,217)	—	—	—	(4,217)
Cash distribution to general partner		—	—	—	—	(50,000)	(50,000)
Cash distribution to common unitholder - Delek		—	—	(116,535)	—	—	(116,535)
Partnership net income November 7, 2012 through December 31, 2012		—	3,160	960	4,122	168	8,410
Partnership non-cash distribution regarding unit-based compensation		—	108	—	—	(108)	—
Unit-based compensation		—	1	—	—	—	1
Balance at	December 31, 2012	—	178,728	(127,129)	52,875	(49)	104,425
See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:	(In thousands)
Net income	$34,059	$12,647	$10,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,675	4,820	2,810
Amortization of unfavorable contract liability to revenue	(668)	—	—
Amortization of deferred financing costs	381	208	169
Accretion of asset retirement obligations	98	91	73
Loss on asset disposals	9	(2)	—
Deferred income taxes	(18,762)	(4,328)	258
Share-based compensation expense	92	64	86
Unit-based compensation expense	1	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,148)	(2,628)	(6,063)
Inventories and other current assets	4,917	(10,705)	(4,239)
Accounts payable and other current liabilities	(4,621)	9,254	5,160
Accounts payable/receivable - related parties	15,766	(12,252)	5,111
Non-current assets and liabilities, net	(436)	(28)	(31)
Net cash provided by (used in) operating activities	34,363	(2,859)	13,421
Cash flows from investing activities:
Business combinations - Nettleton and Big Sandy	(23,272)	—	—
Purchases of property, plant and equipment	(11,099)	(885)	—
Proceeds from sale of property, plant and equipment	21	—	—
Net cash used in investing activities	(34,350)	(885)	—
Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount	179,676	—	—
Distributions to general partner	(50,000)	—	—
Distributions to common unitholders - Delek	(116,535)	—	—
Proceeds from revolving credit facility	351,900	197,300	164,100
Payments of revolving credit facility	(292,200)	(196,000)	(177,600)
Tax benefit from exercise of stock options	25	20	—
Offering costs	(4,217)	—	—
Deferred financing costs paid	(3,821)	—	—
Predecessor division equity (distribution) contribution	(45,922)	2,459	—
Reimbursement of capital expenditures by Sponsor	4,498	—	—
Net cash provided by (used in) financing activities	23,404	3,779	(13,500)
Net increase (decrease) in cash and cash equivalents	23,417	35	(79)
Cash and cash equivalents at the beginning of the period	35	—	79
Cash and cash equivalents at the end of the period	$23,452	$35	$—

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,006	$1,807	$2,512
Taxes	$1,316	$56	$1
Non-cash financing activities:
Working capital retained by Sponsor	$63,847	$—	$—
Property, plant and equipment, net retained by Sponsor	$476	$—	$—

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Notes to Consolidated Financial Statements
1. General
As used in this report, the terms "Delek Logistics Partners, LP," "DKL," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. The information presented in this Annual Report on Form 10-K contains the audited consolidated financial results of Delek Logistics Partners, LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for periods presented through November 6, 2012. The consolidated financial results for the year ended December 31, 2012 also include the results of operations for Delek Logistics Partners, LP for the period beginning November 7, 2012, the date DKL commenced operations. The balance sheet as of December 31, 2012 presents solely the consolidated financial position of the Partnership.
The Partnership is a Delaware limited partnership formed in April 2012 by Delek and its subsidiary Delek Logistics GP, LLC, our general partner. On November 7, 2012, we completed our initial public offering (the "Offering") of 9,200,000 common units (including 1,200,000 common units issued pursuant to the exercise of the underwriters' over-allotment option), representing limited partner interests.
Upon completion of the Offering, the Partnership consisted of the assets, liabilities and results of operations of certain crude oil and refined product pipeline, transportation, wholesale marketing and terminalling assets operated or held by Delek and certain of its subsidiaries including Delek Marketing & Supply, Inc. ("Marketing"), Paline Pipeline Company, LLC ("Paline") and Lion Oil Company ("Lion Oil"). Prior to the completion of the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to the Predecessor. For a more detailed discussion of the Offering, please see Note 3.
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
The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years.

2.  Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements and related notes for the period beginning November 7, 2012 include the accounts of the Partnership and its subsidiaries. All intercompany accounts and transactions have been eliminated.
As an entity under common control with Delek, we recorded the assets that Delek contributed to us concurrently with the completion of the Offering (see Note 3 for further information related to the Offering) on our balance sheet at Delek's historical basis instead of fair value. Additionally, the accompanying financial statements and related notes for periods presented through November 6, 2012 present the consolidated financial position, results of operations, cash flows and division equity of our Predecessor at historical cost.
We have evaluated subsequent events through the filing of this Annual Report on Form 10-K.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting
We are an energy business focused on crude oil and refined product pipeline, storage, wholesale marketing and terminalling activities. Management reviews operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. The pipelines and transportation segment provides crude oil gathering, transportation and storage services to Delek's refining operations and independent third parties. The wholesale marketing and terminalling segment provides marketing and terminalling services to Delek's refining operations and independent third parties. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 14.
Cash and Cash Equivalents
We maintain cash and cash equivalents in accounts with large, national financial institutions. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2012 and 2011, any cash equivalents consisted primarily of overnight investments in U.S. Government obligations, bank repurchase obligations collateralized by U.S. Government obligations and bank money market accounts.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance has been established as of December 31, 2012 and 2011.
Two customers accounted for approximately 18.9% and 33.2% of the consolidated accounts receivable balance as of December 31, 2012 and 2011, respectively. Two customers accounted for more than 10% of consolidated net sales for the years ended December 31, 2012, 2011 and 2010. The amount of revenues from Susser Petroleum Company ("Susser") were $178.9 million, $154.6 million and $68.6 million for the years ended December 31, 2012, 2011, and 2010 respectively, and are included in our wholesale marketing and terminalling segment. The amount of revenues from Delek were $236.7 million, $27.8 million and $20.1 million for the years ended December 31, 2012, 2011, and 2010 respectively, and are included in each of our wholesale marketing and terminalling and pipelines and transportation segments.

Inventory

Inventory consists of refined products, which are stated at the lower of cost or market on a FIFO basis.

Property, Plant and Equipment

Assets acquired in conjunction with acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost.
Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred.
Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, except for automotive equipment, which is depreciated using a declining-balance method. The estimated useful lives are as follows:

Years
Building and pipeline improvements	15-40
Pipelines and terminals	15-40
Asset retirement obligation assets	15-50
Other equipment	3-15

Intangible Assets
Intangible assets consist of long-term supply contracts and indefinite-lived rights of way. We amortize the definite-lived long-term supply contracts on a straight-line basis over the estimated useful life of 11.5 years. The amortization expense is included in depreciation and amortization in the accompanying consolidated statements.
Property, Plant and Equipment and Intangibles Impairment
Property, plant and equipment and definite life intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Other, we evaluate the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, we assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Our goodwill is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and we perform this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If an asset’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the asset’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2012, 2011, or 2010.
Derivatives
We record all derivative financial instruments, including forward fuel contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a monthly basis, utilizing valuations from third party financial and brokerage institutions. During the years ended December 31, 2012, 2011, and 2010, we did not elect to apply hedging treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of operations.
Our policy under the guidance of ASC 815-10-45, Derivatives and Hedging—Other Presentation Matters ("ASC 815-10-45"), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.
Fair Value of Financial Instruments
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825").
We apply the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), in our presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the statement of position on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 15 for further discussion.
We apply the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2012 or 2011, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.
Self-Insurance Reserves
We have no employees. Rather, we are managed by the directors and officers of our general partner. However, the Partnership and Delek employees providing services to the Partnership are covered under Delek’s insurance programs. Delek is self-insured for certain employees' medical claims up to $0.2 million per employee per year, workers’ compensation claims up to $1.0 million on a per accident basis, general liability claims up to $4.0 million on a per occurrence basis, and auto liability up to $4.0 million on a per accident basis. Delek has umbrella liability insurance in an amount determined reasonable by Delek's management.
Environmental Expenditures
We have historically accrued environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next 15 years, unless a specific longer range estimate is practicable. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Estimated recoveries of costs from other parties are recorded on an undiscounted basis as assets when their realization is deemed probable.
Asset Retirement Obligations
We recognize liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. These obligations are related to the required cleanout of our pipelines and terminal tanks, and removal of certain above-grade portions of our pipelines situated on right-of-way property.
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Beginning balance	$1,342	$1,039
Liabilities acquired	—	212
Accretion expense	98	91
Ending balance	$1,440	$1,342

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.
Other Non-current Liabilities
We recognized in 2011 an estimated $6.0 million liability associated with a customer contract in our December 2011 acquisition of Paline, of which $4.4 million is included in other non-current liabilities. We amortized $0.7 million to revenue in the fourth quarter of 2012 and the amount to amortize in 2013 was reclassified to other current liabilities leaving $2.7 million remaining in other non-current liabilities as of December 31, 2012. We assumed in 2011 an estimated $2.9 million of non-current tank and pipeline inspection liabilities in the Lion Oil Acquisition, of which $2.7 million was outstanding as of December 31, 2012. During the fourth quarter of 2012, we recognized a liability of $4.5 million related to Delek's reimbursement of maintenance capital associated with three existing capital projects per the omnibus agreement. This liability will be amortized to revenue over the estimated lives of the assets once placed in service.
Revenue Recognition
Revenues for products sold are recorded at the point of sale upon delivery of product, which is the point at which title to the product is transferred, and when payment has either been received or collection is reasonably assured. Service revenues are recognized as crude oil and refined products are shipped through, delivered by or stored in our pipelines, terminals and storage facility assets, as applicable. We do not recognize product sales revenues for these services, as title on the product never passes to us. All revenues are based on regulated tariff rates or contractual rates.
Cost of Goods Sold and Operating Expenses
Cost of goods sold includes all costs of refined products, additives and related transportation. We do not recognize product cost of sales related to our shipping, delivering and storage services, as title to the product never passes to us. Operating expenses include the costs associated with the operation of owned terminals, terminalling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes
Our policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations.
Deferred Financing Costs
Deferred financing costs are included in other non-current assets in the accompanying balance sheets and represent expenses related to issuing a note payable. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense in the accompanying consolidated financial statements.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases.
Lease expense for all operating leases totaled $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Income Taxes

We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account his, her or its share of items of income, gain, loss and deduction in computing his, her or its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under our partnership agreement.
U.S. GAAP requires management to evaluate uncertain tax positions taken by the Partnership. The financial statement effects of a tax position are recognized when the position is more likely than not, based on the technical merits, to be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Partnership, and has concluded that there are no uncertain positions taken or expected to be taken. The Partnership is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress.
Prior to the initial public offering, the Predecessor was a corporation included in its parent's consolidated tax return. As such, the Predecessor was subject to both federal and state income taxes and recorded deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Subsequent to the initial public offering, the Partnership had total tax expense of $0.1 million. The majority of the change in deferred tax assets and liabilities relates to the Predecessor's conversion to a partnership and no longer being subject to federal income tax. The conversion from a taxable corporation to a passthrough resulted in a one-time tax benefit of $18.5 million.

Equity Based Compensation
Our general partner provides unit-based compensation to officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us, which includes unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. Phantom units are measured based on the fair market value of the underlying stock on the date of grant. The fair value of our phantom units is determined based on the closing price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period. The phantom unit awards are settled in units.
Comprehensive Income
Comprehensive income for the years ended December 31, 2012, 2011, and 2010 was equivalent to net income.
New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance regarding testing indefinite-lived intangible assets for impairment that gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual reporting periods beginning January 1, 2013, but early adoption is permitted. We have elected not to early adopt this guidance and do not expect it to materially affect our business, financial position or results of operations.
In December 2011, the FASB issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective for interim and annual reporting periods beginning on January 1, 2013. The adoption of this guidance will not affect our business, financial position or results of operations, but may result in additional disclosures.

3. Initial Public Offering

On November 2, 2012, the Partnership's common units began trading on the New York Stock Exchange ("NYSE") under the symbol "DKL." On November 7, 2012, we closed our initial public offering of 9,200,000 common units at a price of $21.00 per unit, which included 1,200,000 common units sold pursuant to the underwriters' option to purchase additional common units. Proceeds to the Partnership from the sale of the units were approximately $175.5 million, net of offering costs and underwriters' commissions. The Offering represented the sale to the public of a 37.6% limited partner interest in the Partnership.

Following the completion of the Offering and as of December 31, 2012, Delek owned a 62.4% interest in the Partnership, including the 2.0% general partner interest. At the completion of the Offering, the Partnership distributed total amounts to Delek of approximately $231.3 million, which includes $141.3 million in proceeds from the Offering (a portion of which was used to repay the outstanding principal balance of $63.0 million on the Predecessor's revolving credit facility with Fifth Third Bank, or the "Fifth Third Revolver") and $90.0 million borrowed under the Partnership's $175.0 million senior secured revolving credit agreement entered into with Fifth Third Bank, as administrative agent, and a syndicate of lenders, concurrently with the Offering (the "Delek Logistics Revolving Credit Facility"), in consideration of assets contributed and to reimburse Delek for certain capital expenditures incurred with respect to these assets.

The Partnership's initial assets included approximately 400 miles of crude oil transportation pipelines, 16 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 1.7 million barrels of active shell capacity. The Partnership also owns or operates five light products terminals and associated pipelines and storage tanks. A substantial majority of the Partnership's initial assets are currently integral to Delek's refining and marketing operations.

Reconciliation of Cash Proceeds (in thousands)
Total proceeds from the offering	$193,200
Less: Offering and underwriters' costs	17,739
Proceeds from the offering, net offering and underwriters' costs	175,461
Less: Debt issuance costs	3,697
Net proceeds from the offering	171,764
Less: Cash retained by the Partnership	30,466
Net proceeds to Delek from the offering	141,298
Borrowings under Delek Logistics Revolving Credit Facility	90,000
Gross proceeds to Delek	$231,298

4. Net Income Per Unit

The following is a summary of net income for the year ended December 31, 2012 (in thousands), disaggregated between the Predecessor and the Partnership:

	Delek Logistics LP Predecessor	Delek Logistics LP	Year Ended December 31, 2012
	Through	From
	November 6, 2012	November 7, 2012
Net Sales	$911,378	$111,208	$1,022,586
Operating costs and expenses:
Cost of goods sold	862,501	96,933	959,434
Operating expenses	20,431	2,931	23,362
General and administrative expenses	7,220	1,169	8,389
Depreciation and amortization	7,470	1,205	8,675
Loss on sale of assets	9	—	9
Total costs and expenses	897,631	102,238	999,869
Operating income	13,747	8,970	22,717
Interest expense, net	2,186	496	2,682
Income before income tax (benefit) expense	11,561	8,474	20,035
Income tax (benefit) expense	(14,088)	64	(14,024)
Net Income	25,649	8,410	34,059
Comprehensive Income	$25,649	$8,410	$34,059
Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for incentive distributions, if any, to our general partner, the holder of the incentive distribution rights ("IDRs"), pursuant to our partnership agreement, which are declared and paid following the close of each quarter.
Net income per unit is only calculated for the Partnership for periods after the Offering as no units were outstanding prior to November 7, 2012. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The basic weighted-average number of units outstanding equals the total number of units outstanding as of December 31, 2012.
Diluted net income per unit includes the effects of potentially dilutive units on our common units, which consist of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
In addition to the common and subordinated units, we have also identified the general partner interest and IDRs as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. There have been no additional changes to the outstanding units after the completion of the Offering.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

Year Ended
December 31, 2012
Net income subsequent to initial public offering	$8,410
Less: General partner's interest in net income subsequent to initial public offering	168
Limited partners' interest in net income subsequent to initial public offering	$8,242

Weighted average limited partner units outstanding:
Common units - (basic and diluted)	11,999,258

Subordinated units - Delek (basic and diluted)	11,999,258

Net income per limited partner unit:
Common units - (basic and diluted)	$0.34
Subordinated units - Delek (basic and diluted)	$0.34

5. Major Customer
Delek accounted for 20.9% and Susser accounted for 17.5% of our total revenues, respectively, in our wholesale marketing and terminalling segment during the year ended December 31, 2012. Delek also accounted for 88.7% of our total revenues in our pipelines and transportation segment during the year ended December 31, 2012. We believe that gross margin is a better measure of performance of our business than revenue, particularly in our wholesale marketing and terminalling segment, as total revenue varies with the price of the underlying product, such as a gallon of finished product. Accordingly, we believe that, for the purpose of evaluating our business on a customer-specific basis, gross margin, which we define as net sales less cost of goods sold, is a more accurate indicator to reflect the importance of certain customers to our operations.
Delek accounted for 51.2% and 88.7% of our gross margin in our wholesale and terminalling segment and our pipelines and transportation segment, respectively, in the year ended December 31, 2012. Delek accounted for 57.3% and 58.0% of our Predecessor's gross margin in our wholesale and terminalling segment in the years ended December 31, 2011 and 2010, respectively, and for 46.0% and 100.0% of our gross margin in our pipelines and transportation segment, in the years ended December 31, 2011 and 2010, respectively.
6. Acquisitions
Nettleton Acquisition
On January 31, 2012, we completed the acquisition of an approximately 35-mile long, eight- and ten-inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. (“Plains”). The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at the Tyler Refinery. During the year ended December 31, 2012, more than half of the crude oil processed at the Tyler Refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the acquisition of the Nettleton Pipeline, Delek leased the Nettleton Pipeline from Plains under the terms of the Pipeline Capacity Lease Agreement dated April 12, 1999, as amended (the “Plains Lease”). The Plains Lease was terminated in connection with the acquisition of the Nettleton Pipeline. The Nettleton Pipeline was contributed to the Partnership as part of the Offering.
We acquired the Nettleton Pipeline for approximately $12.3 million. The allocation of the purchase price was based primarily upon a preliminary valuation. During 2012, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on the finalization of goodwill and intangible amounts.
The allocation of the aggregate purchase price of the Nettleton Pipeline as of December 31, 2012 is summarized as follows (in thousands):

Property, plant and equipment	$8,590
Intangible assets	2,240
Goodwill (all expected to be deductible for tax purposes)	1,415
Total	$12,245
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
The aggregate purchase price was approximately $11.0 million. The allocation of the purchase price was based primarily upon a preliminary valuation. During 2012, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on the finalization of goodwill and intangible amounts.
The preliminary allocation of the aggregate purchase price of Big Sandy as of December 31, 2012 is summarized as follows (in thousands):

Property, plant and equipment	$8,258
Intangible assets	1,229
Goodwill (all expected to be deductible for tax purposes)	1,540
Total	$11,027
Pro Forma Financial Information
We began consolidating the results of operations of the Nettleton Pipeline and Big Sandy on January 31, 2012 and February 7, 2012, respectively. The Nettleton Pipeline contributed $1.8 million and $1.1 million to net sales and net income, respectively, for the year ended December 31, 2012. Big Sandy contributed $0.2 million and a nominal amount to sales and net income, respectively, for the year ended December 31, 2012. Below are the pro forma consolidated results of operations of the Predecessor for the year ended December 31, 2012, as if these acquisitions had occurred on January 1, 2011 (amounts in thousands):

	For the Year Ended
	December 31,
	2012	2011
Net sales	$1,022,715	$745,621
Net income	$34,182	$13,505
7. Inventory
Inventory consists of refined products which are stated at the lower of cost or market on a first-in, first-out ("FIFO") basis. Carrying value of inventories consisted of $14.4 million and $18.9 million of refined petroleum products as of December 31, 2012 and December 31, 2011, respectively.

8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2012	2011
		Predecessor
Land and land improvements	$1,064	$905
Building and building improvements	874	815
Pipelines and terminals	150,655	142,218
Asset retirement obligations	944	—
Other equipment	1,503	1,042
Construction in process	17,260	—
	172,300	144,980
Less: accumulated depreciation	(18,790)	(11,300)
	$153,510	$133,680

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	As of and For the Year Ended December 31, 2012
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$126,631	$45,669	$172,300
Less: Accumulated depreciation	(8,024)	(10,766)	(18,790)
Property, plant and equipment, net	$118,607	$34,903	$153,510
Depreciation expense	$5,434	$2,177	$7,611

	As of and For the Year Ended December 31, 2011
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$108,447	$36,533	$144,980
Less: Accumulated depreciation	(2,210)	(9,090)	(11,300)
Property, plant and equipment, net	$106,237	$27,443	$133,680
Depreciation expense	$2,051	$1,706	$3,757

9.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Our goodwill relates to the West Texas assets contributed to us by Marketing in connection with the Offering and to the allocation of the purchase price of our Nettleton and Big Sandy acquisitions that occurred in January 2012 and February 2012, respectively.
We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2012, 2011 and 2010. We performed a discounted cash flows test, using a market participant weighted average cost of capital, and estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values using a multiple of expected future cash flows such as those used by third party analysts. In 2012, 2011 and 2010 the annual impairment review resulted in the determination that no impairment of goodwill had occurred. Goodwill was $10.5 million at December 31, 2012.

A summary of our goodwill accounts is as follows (in thousands):

Balance,	December 31, 2009	$7,499
Goodwill impairment		—
Balance,	December 31, 2010	7,499
Goodwill impairment		—
Balance,	December 31, 2011	7,499
Goodwill impairment		—
Goodwill acquired through the business combinations of Nettleton and Big Sandy		2,955
Balance,	December 31, 2012	$10,454

10.  Other Intangible Assets

Our identifiable intangible assets are are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2012	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contracts	11.5 years	$12,227	$(6,822)	$5,405
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	7,025	—	7,025
Total		$19,252	$(6,822)	$12,430

	Useful		Accumulated
As of December 31, 2011	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contracts	11.5 years	$12,227	$(5,759)	$6,468
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	3,557	—	3,557
Total		$15,784	$(5,759)	$10,025

Amortization of intangible assets was $1.1 million, $1.1 million and $1.0 million during the years ended December 31, 2012, 2011 and 2010 and is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense is estimated to be $1.1 million per year for the years ended 2013 through 2017.
11. Long-Term Obligations
Delek Logistics Revolving Credit Facility
We entered into the Delek Logistics Revolving Credit Facility, a $175.0 million senior secured revolving credit agreement, concurrent with the completion of the offering on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. We and each of our existing subsidiaries are borrowers under the Delek Logistics Revolving Credit Facility. The credit facility includes a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. The credit agreement also contains an accordion feature whereby we can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the Delek Logistics Revolving Credit Facility are secured by a first priority lien on substantially all of our tangible and intangible assets. Delek Marketing & Supply LLC ("Marketing"), a subsidiary of Delek and an affiliate of the Partnership, provides a limited guaranty of the Partnership's obligations under the credit facility limited to an amount equal to the principal amount, including unpaid and accrued interest, of a promissory note made by Delek US Holdings in favor of Marketing (the "Holdings Note"). Marketing's guaranty is for the term of the Delek Logistics Revolving Credit Facility and is secured by Marketing's pledge of the Holdings Note to our lender. As of December 31, 2012, the principal amount of the note was $102.0 million. The Delek Logistics Revolving Credit Facility matures on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon the Partnership's Leverage Ratio, which is defined as the ratio of total funded debt to EBITDA as of the last day of the period of the four quarters most recently ended. At December 31, 2012, the weighted average borrowing rate was approximately 2.3%. Additionally, the Delek Logistics Revolving Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2012, this fee was 0.30% per year.
As of December 31, 2012, we had $90.0 million outstanding borrowings under the credit facility. As of December 31, 2012, we had in place letters of credit totaling $10.0 million with Fifth Third bank primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at December 31, 2012. Amounts available under the Delek Logistics Revolving Credit Facility as of December 31, 2012 were approximately $75.0 million.
Principal maturities of Delek's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Delek Logistics Revolving Credit Facility	—	—	—	—	90,000	—	$90,000
12. Equity
We had 9,200,000 common units held by the public outstanding as of December 31, 2012. Additionally, as of December 31, 2012, Delek owned 2,799,258 of our common units, 11,999,258 of our subordinated units and 489,766 of our general partner units (the 2% general partner interest), which together constitutes a 62.4% ownership interest in us. The Offering transactions were allocated in accordance with agreements signed concurrently with the Offering and the pro-rata ownership of the units held by Delek. There have not been any changes to the number of outstanding units since the completion of the Offering. In accordance with our partnership agreement, Delek's subordinated units will convert to common units once specified distribution targets have been met.
Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and the general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to the general partner.
The calculation of net income allocated to the partners is as follows (in thousands, except per unit amounts):

Net Income Attributable to Delek Logistics Partners, LP Limited Partner Unit - Common Units
Year ended
December 31, 2012
Limited partners' interest in net income subsequent to initial public offering - undistributed	$4,121

Net Income Attributable to Delek Logistics Partners, LP Limited Partner Unit - Subordinated Units
Year ended
December 31, 2012
Limited partners' interest in net income subsequent to initial public offering - undistributed	$4,121

Percentage Allocations of Available Cash from Operating Surplus
The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its general partner interest, our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

	Total Quarterly	Marginal Percentage
	Distribution per Unit	Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum quarterly distribution	$0.37500	98.0%	2.0%
First target distribution	above $0.37500 up to $0.43125	98.0%	2.0%
Second target distribution	above $0.43125 up to $0.46875	85.0%	15.0%
Third target distribution	above $0.46875 up to $0.56250	75.0%	25.0%
Thereafter	above $0.56250	50.0%	50.0%
Cash distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. In accordance with our partnership agreement, on January 24, 2013, we declared a quarterly cash distribution. Please see Note 21 for additional detail regarding this distribution. No distributions were made prior to this date.
13. Equity Based Compensation

The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP Plan") was adopted by the Delek Logistics GP, LLC Board of Directors in connection with the completion of the Offering. The LTIP provides for officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us. The LTIP Plan consists of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The LTIP Plan limits the number of common units that may be delivered pursuant to awards under the plan to 612,207 units. The LTIP Plan is administered by the Conflicts Committee of the Board of Directors of our general partner.
We incurred a nominal amount of unit-based compensation expense related to the Partnership as of December 31, 2012. During the year ended December 31, 2012, our general partner issued phantom unit awards with distribution equivalent rights to certain directors and employees under the LTIP Plan in connection with the completion of the Offering. The fair value of our phantom units is determined based on the closing price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period. The weighted-average grant date fair value of phantom units granted during the year ended December 31, 2012 was $22.65. A summary of our unit award activity for the twelve months ended December 31, 2012 is set forth below:

		Number of Phantom Units	Weighted-Average Grant Price
Non-vested	December 31, 2011	—	—
Granted		494,883	$22.65
Vested		—	—
Forfeited		—	—
Non-vested	December 31, 2012	494,883	$22.65
Sponsor's Stock-Based Compensation
Certain employees supporting the Predecessor's operations received long-term incentive compensation that is part of the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”). The 2006 Plan allows Delek to grant stock options, stock appreciation rights ("SARs"), restricted stock units and other stock-based awards of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates, including these employees. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right awards, with the exception of the SARs granted to certain executive employees, which are valued under the Monte-Carlo simulation model. Restricted stock units (“RSUs”) are measured based on the fair market value of the underlying stock on the date of grant. Compensation expense related to stock-based awards is generally recognized with graded or cliff vesting on a straight-line basis over the vesting period.
Certain Delek employees supporting the Predecessor's operations were historically granted these types of awards. These costs were recorded as compensation expense and additional paid-in capital and totaled $0.1 million related to the Predecessor's employees for the years ended December 31, 2012, 2011 and 2010. The Predecessor recognized additional compensation expense related to equity-based compensation awards to related party employees of $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, for allocated related party services and an allocation of director and executive officer equity-based compensation.
Subsequent to the Offering, these costs are allocated to the Partnership as part of the administrative fee under the omnibus agreement.
14. Segment Data
We report our operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Our operating segments adhere to the accounting polices used for our consolidated financial statements, as described in Note 1. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization.
We generate revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing refined products. A substantial majority of our contribution margin is derived from commercial agreements with Delek with initial terms ranging from five to ten years.
The pipelines and transportation segment provides crude oil gathering, transportation and storage services to Delek's refining operations and independent third parties.
The wholesale marketing and terminalling segment provides marketing and terminalling services to Delek's refining operations and independent third parties.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	As of and For the Year Ended December 31, 2012 (1)
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales (excluding intercompany fees and sales)	$33,539	$989,047	$1,022,586
Operating costs and expenses:
Cost of goods sold	—	959,434	959,434
Operating expenses	17,862	5,500	23,362
Segment contribution margin	$15,677	$24,113	39,790
General and administrative expenses			8,389
Depreciation and amortization			8,675
Loss on sale of assets			9
Operating income			$22,717
Total assets	$147,257	$98,512	$245,769
Capital spending (excluding business combinations)	$6,555	$4,544	$11,099

(1) The information presented includes the results of operations of our Predecessor for periods presented through November 6, 2012 and of the Partnership for the period beginning November 7, 2012, the date the Partnership commenced operations. Prior to the completion of the Offering our Predecessor did not record revenues for intercompany trucking, terminalling, storage and short-haul pipeline transportation services. Volumes for all periods presented include both affiliate and third-party throughput.

	As of and For the Year Ended December 31, 2011
	Predecessor
(In thousands)	Pipelines and Transportation (1)	Wholesale Marketing and Terminalling	Consolidated
Net sales (excluding intercompany fees and sales)	$21,878	$722,201	$744,079
Operating costs and expenses:
Cost of goods sold	—	700,505	700,505
Operating expenses	9,530	3,410	12,940
Segment contribution margin	$12,348	$18,286	30,634
General and administrative expenses			5,795
Depreciation and amortization			4,820
Gain on sale of assets			(2)
Operating income			$20,021
Total assets	$111,564	$88,263	$199,827
Capital spending (excluding business combinations)	$267	$618	$885

(1) The operating results presented are for the 247 days and 12 days, respectively, Delek operated the El Dorado Refinery and the Paline Pipeline System in 2011.

	As of and For the Year Ended December 31, 2010
	Predecessor
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales (excluding intercompany fees and sales)	$9,451	$494,957	$504,408
Operating costs and expenses:
Cost of goods sold	—	476,678	476,678
Operating expenses	1,955	965	2,920
Segment contribution margin	$7,496	$17,314	24,810
General and administrative expenses			4,247
Depreciation and amortization			2,810
Operating income			$17,753
Total assets	$1,793	$70,038	$71,831
Capital spending (excluding business combinations)	$—	$—	$—
15. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.
We apply the provisions of ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
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
OTC commodity swaps and physical commodity purchase and sale contracts are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus. These are classified as Level 2.

Our financial liabilities accounted for at fair value on a recurring basis were nominal as of December 31, 2012 and 2011, respectively
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters ("ASC 815-10-45"), wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty.
Our policy under the guidance of ASC 815-10-45, is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of December 31, 2012 and 2011, a nominal amount and $0.2 million, respectively, of cash collateral was held by counterparty brokerage firms.

16. Derivative Instruments

From time to time, we enter into forward fuel contracts to limit the exposure to price fluctuations for physical purchases of finished products in the normal course of business.
We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations. The following discussion provides additional details regarding the types of derivative contracts held during the years ended December 31, 2012, 2011 and 2010.
Forward Fuel Contracts
From time to time, we enter into forward fuel contracts with major financial institutions that fix the purchase price of finished grade fuel for a predetermined number of units at a future date and have fulfillment terms of less than 90 days. During the years ended December 31, 2012 and 2011, we did not elect to apply hedging treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of operations. We recognized gains of $0.1 million, $0.7 million and $0.6 million on forward fuel contracts during the years ended December 31, 2012, 2011 and 2010, respectively, which are included as an adjustment to cost of goods sold in the accompanying consolidated statements of operations. There were nominal unrealized gains related to these forward fuel contracts held on the consolidated balance sheets as of December 31, 2012 and 2011.

17. Income Taxes
Prior to the initial public offering, the Predecessor was a corporation included in its parent's consolidated tax return. As such, the Predecessor was subject to both federal and state income taxes and recorded deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Effective with the closing of the Partnership's initial public offering, it is no longer a taxable entity for federal income tax purposes. While most states do not impose an entity level tax on partnership income, the Partnership is subject to entity level tax in both Tennessee and Texas. As a result, the Partnership must record deferred income taxes for the differences between book and tax bases of its assets and liabilities based on those current states enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Subsequent to the initial public offering, the Partnership had total tax expense of $0.1 million. The majority of the change in deferred tax assets and liabilities relates to the Predecessor's conversion from a corporation to a partnership and no longer being subject to federal income tax. The conversion from a taxable corporation to a passthrough resulted in a one-time tax benefit of $18.5 million.

Significant components of our deferred tax assets and liabilities, reported separately in the accompanying combined financial statements, as of December 31, 2012 and 2011, are as follows (in thousands):

	December 31,
	2012	2011
Current Deferred Taxes:
Accrued reserves	$1	$60
Tank and pipeline inspection liabilities	2	113
Contingent liabilities	11	632
Valuation allowance	—	(72)
Total current deferred tax assets	14	733

Non-Current Deferred Taxes:
Depreciation and amortization	(36)	(17,011)
Net operating loss carryforwards	—	626
Stock-based compensation	—	237
Asset retirement obligations	1	280
ASC 815 derivatives	—	(6)
Deferred revenue	—	343
Tank and pipeline inspection liabilities	6	1,145
Contingent liabilities	13	1,684
State bonus depreciation	—	129
Other	(1)	(11)
Valuation allowance	—	(6,914)
Total non-current deferred tax liabilities	(17)	(19,498)
Total net deferred tax liabilities	$(3)	$(18,765)

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision for federal income taxes at statutory rate	$4,047	$6,304	$5,316
State income taxes, net of federal tax provision	(58)	255	32
Valuation allowance	193	(1,145)	—
Permanent differences	300	15	(218)
Conversion to partnership	(18,534)	—	—
Other items	28	(66)	(28)
Income tax (benefit) expense	$(14,024)	$5,363	$5,102

Income tax expense is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current	$4,738	$9,691	$4,844
Deferred	(18,762)	(4,328)	258
	$(14,024)	$5,363	$5,102

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period.

We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There are no uncertain tax positions recorded as of December 31, 2012 or 2011 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2012, 2011 or 2010. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

18. Commitments and Contingencies
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
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the U.S. Environmental Protection Agency, the U.S. Department of Transportation ("DOT") / Pipeline and Hazardous Materials Safety Administration, the U.S. Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal.
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
Under the terms of our contract with Magellan (the "East Houston contract"), we can purchase up to 7,000 barrels per day of refined products for delivery into the Magellan pipeline system in east Houston, TX. The East Houston contract currently expires on December 15, 2015. While the primary purpose of the East Houston Contract is to supply products at Magellan's Aledo, Texas terminal, the agreement allows us to redirect products to other terminals along the Magellan Orion Pipeline.
Letters of Credit
As of December 31, 2012, we had in place letters of credit totaling approximately $10.0 million with Fifth Third Bank primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at December 31, 2012.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 totaled $0.4 million, $0.2 million, and $0.1 million, respectively.
We have a five-year ground lease agreement with Lion Oil Company effective November 7, 2012 for the use of certain tank and related facilities located on approximately seven acres of Lion Oil's refinery site for the storage and throughput of such crude oil or other hydrocarbon substances or any resulting refined products.   The fees paid to Lion Oil were insignificant for 2012.

19. Related Party Transactions
Commercial Agreements
The Partnership entered into various long-term, fee-based commercial agreements with Delek at the completion of the Offering. Each of these agreements, described below, became effective on November 7, 2012, concurrent with the completion of the Offering. Each of these agreements include minimum quarterly volume or throughput commitments and have tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted. Exceptions to this requirement that Delek make minimum payments under a given agreement can exist if (i) there is an event of force majeure affecting our asset, or (ii) after the first three years of the applicable commercial agreement's term (a) there is an event of force majeure affecting Delek's asset, or (b) if Delek shuts down the applicable refinery upon giving 12 months' notice, which such notice may only be given after the first two years of the applicable commercial agreement's term. In addition, Delek may terminate any of these agreements under certain circumstances.
Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals such that Delek may throughput and/or store, as the case may be, specified volumes of crude oil and refined products. To the extent that Delek is prevented by our failure to maintain such capacities from throughputting or storing such specified volumes for more than 30 days per year, Delek's minimum throughput commitment will be reduced proportionately and prorated for the portion of the quarter during which the specified throughput capacity was unavailable, and/or the storage fee will be reduced, prorated for the portion of the month during which the specified storage capacity was unavailable. Such reduction would occur even if actual throughput or storage amounts were below the minimum volume commitment levels.
Each of the Partnership's commercial agreements with Delek, other than the marketing agreement described under "Wholesale Marketing and Terminalling—East Texas," has an initial term of five years, which may be extended at the option of Delek for up to two additional five-year terms. The marketing agreement has an initial term of ten years and may be renewed annually, thereafter.
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, beginning on July 1, 2013, by the amount of any change in the FERC oil pipeline index or, in the case of the east Texas marketing agreement, the consumer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Pipelines and Transportation
Lion Pipeline System. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery. Under the pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput volumes on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 bpd (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a tariff rate of $0.85 per barrel. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a tariff rate of $0.10 per barrel.

•
SALA Gathering System. The minimum throughput commitment is an aggregate of 14,000 bpd (on a quarterly average basis) of crude oil transported on the SALA Gathering System at a tariff rate of $2.25 per barrel. Volumes initially gathered on the SALA Gathering System before injection into the Lion Pipeline System are not subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

For a discussion of a third party's involvement in this agreement, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement."
East Texas Crude Logistics System. We entered into a five-year pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for Delek's Tyler Refinery. This agreement replaced the pipelines and tankage agreement between Delek and our Predecessor. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput volumes of crude oil of at least 35,000 bpd, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a transportation fee of $0.40 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee of $0.20 per barrel. In addition, Delek pays a storage fee of $250,000 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system.
Wholesale Marketing and Terminalling

East Texas. We entered into a marketing agreement with Delek pursuant to which we market 100% of the output of the Tyler Refinery, other than jet fuel and petroleum coke. This agreement has a ten year initial term and automatically renews annually thereafter unless notice is given by either party ten months prior to the end of the then current term and replaced the marketing agreement between Delek and our Predecessor. Under the marketing agreement, Delek is obligated to make available to us for marketing and sale at the Tyler Refinery and/or our Big Sandy terminal an aggregate amount of refined products of at least 50,000 bpd, calculated on a quarterly average basis. In exchange for our marketing services, Delek pays us a base fee of $0.5964 per barrel of products it sells. In addition, Delek has agreed to pay us 50% of the margin, if any, above an agreed base level generated on the sale as an incentive fee, provided that the incentive fee shall not be less than $175,000 nor greater than $500,000 per quarter.

Terminalling. We entered into two five-year terminalling services agreements pursuant to which Delek pays us fees for providing terminalling services to Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.50 per barrel. The Big Sandy terminal is currently not operational because a pipeline owned by a third party, which is necessary for the use of the terminal is out of service. Though we are currently negotiating an agreement with the third party to purchase the pipeline or return it to service, we cannot currently predict whether or when we will be able to acquire the pipeline and/or complete the repairs necessary to return the Big Sandy terminal to operational status. However, although the terminal is not currently operational, Delek pays us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due per the agreement.

The amounts paid under these agreements during 2012 are as follows:

•
Delek paid us approximately $5.1 million pursuant to the Lion Pipeline System pipeline and storage facilities agreement and the Memphis terminalling agreement for the period between November 7, 2012 and December 31, 2012 and paid our Predecessor approximately $13.2 million for the period between January 1, 2012 and November 6, 2012 for similar pipeline and storage facilities services.

•
Delek paid us approximately $1.8 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement for the period between November 7, 2012 and December 31, 2012, and paid our Predecessor approximately $9.7 million for the period between January 1, 2012 and November 6, 2012, under a similar pipeline and tankage agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012;

•
Delek paid us approximately $2.1 million pursuant to the East Texas marketing agreement for the period between November 7, 2012 and December 31, 2012, and paid our Predecessor approximately $10.5 million for the period between January 1, 2012 and November 6, 2012, under a similar marketing agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012; and

•	Delek paid us approximately $0.2 million pursuant to the terminalling agreement for services at our Big Sandy terminal in 2012.
El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to an arrangement with Delek and Lion Oil, to which we are not a party, J. Aron & Company, or Aron, acquires and holds title to all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. Aron is therefore considered the shipper on the Lion Pipeline System and the SALA Gathering System. Aron also has title to the product stored at our Memphis terminal. Under our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System and our terminalling agreement with Lion Oil relating to the Memphis terminal, Lion Oil has assigned to Aron certain of its rights under these agreements, including the right to have Aron's crude oil and refined products stored in or transported on or through these systems and the Memphis terminal, with Lion Oil acting as Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek and Aron sells the product back to Delek, Aron is our primary customer under each of these agreements. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2014, and will pay us for the transportation and storage services we provide to it. The rights assigned to Aron will not alter Lion Oil's obligations to throughput minimum volumes under our agreements with respect to the transportation, terminalling and storage of crude oil and refined products through our facilities, but Aron's throughput will be credited toward Lion Oil's minimum throughout commitments. Accordingly, Lion Oil will be responsible to make any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

Other Agreements with Delek

In addition to the the commercial agreements described above, the Partnership entered into the following agreements with Delek upon the completion of the Offering:

Omnibus Agreement
We entered into an omnibus agreement with Delek under which Delek agreed not to compete with us under certain circumstances and granted us a right of first offer to acquire certain of its retained logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future. The omnibus agreement also contains the terms under which Delek will have a right of first refusal to purchase our assets that serve its refineries, including the Lion Pipeline System, the SALA Gathering System, the East Texas Crude Logistics System, the Big Sandy terminal, the Memphis terminal and the Paline Pipeline System. In addition, the omnibus agreement contains the terms under which Delek will have a right of first refusal to enter into an agreement with respect to all or a portion of the capacity of the Paline Pipeline System's 185-mile, 10-inch crude oil pipeline running between Longview and Nederland, Texas following the termination of our current contract with a major integrated oil company. Under the omnibus agreement, Delek also is required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct after the Offering. The omnibus agreement also requires us to pay a $2.7 million annual fee to Delek, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters. The omnibus agreement also requires Delek to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal of the Paline Pipeline System and sign the connection agreement described below under "Other Agreements." We paid Delek approximately $0.4 million pursuant to this agreement and Delek paid us approximately $0.4 million pursuant to this agreement during 2012 as indemnification relative to the Paline Pipeline.
Delek has also agreed to reimburse us for any operating expenses in excess of $500,000 per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards through November 7, 2017. Furthermore, for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017, Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for such twelve month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described in the preceding sentence. Delek's reimbursement obligations will not survive any termination of the omnibus agreement. In addition, Delek has agreed to reimburse us for capital expenditures in connection with certain capital improvements that were in progress as of November 7, 2012, which include (i) a pipeline connecting a rail offloading facility on the El Dorado Refinery to our Lion Pipeline System; (ii) any additional costs for the reversal of the Paline Pipeline System and (iii) the cost of capital improvements necessary to enable bi-directional flow on our Nettleton Pipeline.
Operation and Management Services Agreement
Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. We and our general partner entered into an operational and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operational and management services with respect to our pipelines, storage and terminalling facilities and related assets, including operating and maintaining flow and pressure control, maintaining and repairing our pipelines, storage and terminalling facilities and related assets, conducting routine operational activities, and managing transportation and logistics, contract administration, crude oil and refined product measurement, database mapping, rights-of-way, materials, engineering support and such other services as our general partner and Delek may mutually agree upon from time to time. We and/or our general partner reimburse Delek for such services under the operation and management services agreement. We and our subsidiaries paid Delek approximately $1.3 million pursuant to this agreement during 2012.
Other Agreements
Paline Pipeline System Capacity Reservation. In 2011, prior to our purchase of the Paline Pipeline, a major integrated oil company contracted with Paline to reverse the pipeline to primarily run southbound. In exchange, the oil company agreed to pay for use of 100% of such southbound capacity for a monthly fee of $450,000 and $529,250 per month in 2012 and 2013, respectively, which will thereafter be subject to annual escalation based on the producer price index during any renewal periods. Under the contract, the pipeline was to be reversed in four segments and the amount of usage fees to be paid is based on the number of segments reversed. The monthly fees payable to us under our agreement with this customer will increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
Pursuant to the terms of the usage contract, this customer is required to make only payments of $229,000 per month in 2012 for this capacity until the final segment of the reversal of the Paline Pipeline System is completed and we enter into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012 and are currently waiting for our customer to complete its work on its tanks so that we can enter into the connection agreement. Because we have completed our necessary work, we believe we are owed the full payment under the contract beginning in November 2012 but our customer paid only $229,000 per month in 2012. Pursuant to our omnibus agreement with Delek (described above), Delek has agreed to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee if such failure is attributable to these conditions not being satisfied.

Delek Logistics Partners, LP Transactions
Revenues from affiliates consist of revenues from commercial agreements we entered into with Delek at the completion of the Offering and subsequent to the Offering under which Delek pays us fees for gathering, pipeline transportation, storage, wholesale marketing and products terminalling services. Pursuant to our omnibus agreement, we pay Delek a $2.7 million annual fee, indexed for inflation, for Delek’s provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration.
In accordance with our partnership agreement, our common, subordinated and general partner unitholders are entitled to receive quarterly distributions of available cash. We did not pay a quarterly distribution in 2012. On January 24, 2013, we declared a quarterly cash distribution of $0.224 per unit based on the results of the fourth quarter of 2012, which was paid on February 14, 2013.
Predecessor Transactions
Related-party transactions of our Predecessor were settled through division equity. The balances in receivables and accounts payable with affiliated companies represent the amount owed from or to Delek related to certain affiliate transactions. Revenues from affiliates in the consolidated statements of operations of our Predecessor consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates.
Costs related specifically to us have been identified and included in the statements of operations. Prior to the Offering, we were not allocated certain corporate costs from Lion Oil. These costs were allocated as described further below. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.
MAPCO Express, Inc. (Express) provided general and administrative support for us, including services such as corporate management, accounting and payroll. In exchange for these services, we paid Express a monthly management fee. Total management fees paid to Express for the years ended December 31, 2012, 2011 and 2010 were $1.0 million, $0.7 million, and $0.8 million, respectively, which is recorded in general and administrative expenses in the accompanying combined statements of operations.
Payroll expenses for certain employees of Delek were transferred to us. In the years ended December 31, 2012, 2011 and 2010, $1.7 million, $1.0 million and $1.3 million, respectively, in payroll expenses were reclassified to us from Delek and are included in general and administrative expenses in the accompanying combined statement of operations.
Lion Oil provided general and administrative support for us, including services such as corporate management, insurance, accounting and payroll. There were no property and liability insurance cost allocations for 2012 as actual costs were billed and recorded in operating expenses in the accompanying consolidated statement of operations through the date of the Offering. Subsequent to the Offering, these expenses are included in amounts paid to Delek as administrative fees under the omnibus agreement. The property and liability insurance costs that were allocated to us based on a percentage of property and equipment cost were $0.5 million for the year ended December 31, 2011 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. The remaining shared services costs that were allocated based on a percentage of salaries expense were $1.5 million through the date of the Offering and were $1.1 million for the year ended December 31, 2011, which are recorded in general and administrative expenses in the accompanying consolidated statements of operations.
J. Christy Construction Inc., a subsidiary of Lion Oil, provided certain repairs, maintenance and other contract services to us totaling $0.5 million and $0.1 million for the years ended December 31, 2012 and 2011, which are recorded in operating expenses in the accompanying combined statements of operations.
We had revenues from Lion Oil related to the SALA Gathering and Lion Pipeline Systems totaling $13.2 million and $9.8 million for the period through the Offering and for the year ended December 31, 2011, respectively. We had revenues from Lion Oil related to the Nashville terminal totaling $0.7 million for the period through the Offering and $0.8 million for the year ended December 31, 2011. Following its initial public offering, the Partnership has third party revenues regarding the SALA Gathering and Lion Pipeline Systems and the Nashville terminal. In addition, we had pipeline maintenance services revenue of $1.4 million from Paline for the period from April 29, 2011 through December 19, 2011 (the period it was owned by Ergon). Historically, we participated in Lion Oil’s centralized cash management program under which cash receipts and cash disbursements were processed through Lion Oil’s cash accounts with a corresponding credit or charge to an affiliate account. The affiliate account is included in division equity. Following its initial public offering, the Partnership maintains separate cash accounts.
We entered into a service agreement with Delek effective October 1, 2006, which among other things, required Delek to pay service fees to us based on the number of gallons sold at the Tyler Refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. Service fees income received from Delek Refining for the years ended December 31, 2012, 2011 and 2010 were $10.5 million, $12.2 million and $10.6 million, respectively, and are recorded in net sales in the accompanying combined statements of operations.
We and Delek had a service agreement, which among other things, required Delek to pay us throughput and storage fees based on the amount of the crude transported and/or stored. This fee equates to $0.35 per barrel transported into the refinery, plus $0.3 million per month for storage, or $0.7 million, whichever is greater. Additionally, Delek pays us a quarterly fee of approximately $0.2 million to compensate us for the tax consequences resulting from the depreciation expense that will not be incurred by us due to the accounting treatment of the acquisition of the pipeline assets. Total fees paid to us in conjunction with pipeline storage fees were $9.7 million, $10.1 million and $9.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total fees paid to us related to tax depreciation were $0.8 million for the years ended December 31, 2012, 2011 and 2010 and are recorded as a reduction of general and administrative expenses in the accompanying combined statements of operations.
During the years ended December 31, 2012, 2011 and 2010, Delek sold finished product to us in the amounts of $32.6 million, $12.8 million and $15.6 million, respectively.
We recognized $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively in compensation expense related to stock-based compensation awards to related party employees, for allocated related party services and an allocation of director and executive officer equity-based compensation.

20.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2012 and 2011 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data).

	For the Three Month Periods Ended
	March 31, 2012 (1)	June 30, 2012 (1)	September 30, 2012 (1)	December 31, 2012 (1)
Net sales	$239,084	$262,480	$271,806	$249,216
Operating income	$4,919	$3,935	$6,072	$7,791
Net income (3)	$2,511	$2,488	$2,968	$26,092
Limited partners' interest in net income subsequent to initial public offering				$8,242
Net income per limited partner unit: (2)
Common (basic and diluted)				$0.34
Subordinated - Delek (basic and diluted)				$0.34

(1) The information presented includes the results of operations of our Predecessor for periods presented through November 6, 2012 and of DKL for the period beginning November 7, 2012, the date the Partnership commenced operations.

(2) Net income per unit is only calculated for the Partnership after the Offering as no units were outstanding prior to November 7, 2012.

(3) Net income for the year ended December 31, 2012 includes a one-time tax benefit of $18.5 million. The majority of the Partnership's deferred tax assets and liabilities relates to the Predecessor's conversion from a corporation to a partnership and as a result of such conversion we are not subject to federal income taxes. The conversion from a taxable corporation to a passthrough resulted in this one-time tax benefit.

	For the Three Month Periods Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$159,096	$198,158	$199,825	$187,000
Operating income	$6,448	$3,112	$5,754	$4,707
Net income	$3,758	$2,001	$3,400	$3,488

21. Subsequent Events
Distribution Declaration
On January 24, 2013, our general partner's board of directors declared a quarterly cash distribution of $0.224 per share, payable on February 14, 2013, to unitholders of record on February 6, 2013.
Interest Rate Hedging Arrangements
On November 7, 2012, in connection with the Offering, the Partnership entered into the Delek Logistics Revolving Credit Facility, a $175.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which matures on November 7, 2017. The Delek Logistics Revolving Credit Facility requires the Partnership to maintain interest rate hedging arrangements, on terms reasonably acceptable to the administrative agent, with respect to at least 50% of the revolving loans funded at closing, which hedging arrangements are required to be in place for at least a three-year period beginning no later than 120 days after the completion date of the Offering. Effective February 25, 2013, the Partnership entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of 3 years for a total notional amount of $45.0 million, thereby meeting the requirements under the credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek Logistics Partners, LP
by and through its general partner, Delek Logistics GP, LLC

By:    /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 11, 2013:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

/s/ Assaf Ginzburg
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Frederec Green
Frederec Green
Director

/s/ Charles J. Brown, III*
Charles J. Brown, III
Director

/s/ Gary M. Sullivan, Jr.*
Gary M. Sullivan, Jr.
Director

/s/ Mark B. Cox
Mark B. Cox
Director

*By: /s/ Assaf Ginzburg
Assaf Ginzburg
Individually and as Attorney-in-Fact

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

3.3		Certificate of Formation of Delek Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.4	#	Second Amended and Restated Limited Liability Company Agreement of Delek Logistics GP, LLC, dated as of March 10, 2013.
10.1
Omnibus Agreement, dated November 7, 2012, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on November 7, 2012).

10.2
Operation and Management Services Agreement, dated November 7, 2012, by and among Delek Logistics Services Company, Delek Logistics Partners, LP and Delek Logistics GP, LLC.
(incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on November 7, 2012).

10.3
Credit Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, and Paline Pipeline Company, LLC and Fifth Third Bank, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Partnership's Form 8-K filed on November 7, 2012).

10.4
Contribution, Conveyance and Assumption Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics GP, LLC, Delek Logistics Operating, LLC, Delek Crude Logistics, LLC, Delek US Holdings, Inc., Delek Marketing & Supply, LLC, Delek Marketing and Supply, LP, Lion Oil Company and Delek Logistics Services Company (incorporated by reference to Exhibit 10.4 to the Partnership's Form 8-K filed on November 7, 2012).

10.5	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan, dated November 7, 2012 (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.6	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.7
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.8
Terminalling Services Agreement (Big Sandy Terminal), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.8 to the Partnership's Form 8-K filed on November 7, 2012).

10.9
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012).

10.10
Terminalling Services Agreement (Memphis Terminal), dated November 7, 2012, by and between Lion Oil Company, Delek Logistics Operating, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.10 to the Partnership's Form 8-K filed on November 7, 2012).

10.11	*	Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's registration statement on Form S-1 (File No. 333-182631), filed on October 15, 2012).
10.12	*	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1 (File No. 333-182631), filed on October 15, 2012).

10.14	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Registrant's registration statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

21.1	#	Subsidiaries of the Registrant
23.1	#	Consent of Ernst & Young LLP
24.1	#	Power of Attorney
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	^
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months and years ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months and year ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*		Management contract or compensatory plan or arrangement.
#		Filed herewith.
++
Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act. Omitted portions have been filed separately with the Securities and Exchange Commission.

^
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.