Form 10-Q
period 2013-03-31
Delek Logistics Partners, LP
filed 2013-05-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 3, 2013, there were 11,999,258 common units, 11,999,258 subordinated units, and 489,766 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,980	$23,452
Accounts receivable	37,886	27,725
Inventory	24,499	14,351
Deferred tax assets	14	14
Other current assets	362	169
Total current assets	81,741	65,711
Property, plant and equipment:
Property, plant and equipment	173,576	172,300
Less: accumulated depreciation	(20,841)	(18,790)
Property, plant and equipment, net	152,735	153,510
Goodwill	10,454	10,454
Intangible assets, net	12,178	12,430
Other non-current assets	3,698	3,664
Total assets	$260,806	$245,769
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,377	$21,849
Accounts payable to related parties	2,148	10,148
Fuel and other taxes payable	5,577	4,650
Accrued expenses and other current liabilities	7,865	3,615
Total current liabilities	48,967	40,262
Non-current liabilities:
Revolving credit facility	90,000	90,000
Asset retirement obligations	1,475	1,440
Deferred tax liability	13	17
Other non-current liabilities	9,208	9,625
Total non-current liabilities	100,696	101,082
Equity:
Common unitholders - public (9,200,000 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	181,253	178,728
Common unitholders - Delek (2,799,258 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	(126,361)	(127,129)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	56,165	52,875
General Partner unitholders - Delek (489,766 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	86	(49)
Total equity	111,143	104,425
Total liabilities and equity	$260,806	$245,769
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
		Predecessor
	(In thousands)
Net sales	$210,894	$239,084
Operating costs and expenses:
Cost of goods sold	187,860	225,409
Operating expenses	5,862	4,210
General and administrative expenses	1,677	2,407
Depreciation and amortization	2,352	2,134
Loss on sale of assets	—	5
Total operating costs and expenses	197,751	234,165
Operating income	13,143	4,919
Interest expense, net	817	488
Income before income tax expense	12,326	4,431
Income tax expense	122	1,920
Net income	$12,204	$2,511
Comprehensive income	$12,204	$2,511

Less: General partner's interest in net income (2%)	244
Limited partners' interest in net income	$11,960

Net income per limited partner unit:
Common units - (basic and diluted)	$0.50
Subordinated units - Delek (basic and diluted)	$0.50

Weighted average limited partner units outstanding:
Common units - (basic)	11,999,258
Common units - (diluted)	12,092,922
Subordinated units - Delek (basic and diluted)	11,999,258

Cash distribution per unit	$0.385
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
		Predecessor
	(In thousands)
Cash flows from operating activities:
Net income	$12,204	$2,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,352	2,134
Amortization of unfavorable contract liability to revenue	(667)	—
Amortization of debt issuance costs	188	47
Accretion of asset retirement obligations	35	25
Deferred income taxes	(1)	1,734
Loss on sale of assets	—	5
Stock-based compensation expense	—	16
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,161)	(8,463)
Inventories and other current assets	(10,341)	1,156
Accounts payable and other current liabilities	16,702	7,617
Accounts payable/receivable from related parties	(8,000)	(244)
Non-current assets and liabilities, net	(331)	(1)
Net cash provided by operating activities	1,980	6,537
Cash flows from investing activities:
Business combinations - Nettleton and Big Sandy	—	(23,272)
Purchases of property, plant and equipment	(1,276)	(1,013)
Net cash used in investing activities	(1,276)	(24,285)
Cash flows from financing activities:
Distributions to general partner	(109)	—
Distributions to common unitholders - Public	(2,060)	—
Distributions to common unitholders - Delek	(627)	—
Distributions to subordinated unitholders	(2,690)	—
Proceeds from revolving credit facility	—	83,100
Payments of revolving credit facility	—	(64,300)
Tax benefit from exercise of stock-based compensation	—	1
Capital (distributions)	—	(1,061)
Reimbursement of capital expenditures by sponsor	310	—
Net cash (used in) provided by financing activities	(5,176)	17,740
Net decrease in cash and cash equivalents	(4,472)	(8)
Cash and cash equivalents at the beginning of the period	23,452	35
Cash and cash equivalents at the end of the period	$18,980	$27
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$528	$436
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. The information presented in this Quarterly Report on Form 10-Q contains the unaudited condensed combined financial results of Delek Logistics Partners, LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for the three months ended March 31, 2012. The unaudited condensed consolidated financial results for the three months ended March 31, 2013 include the results of operations for the Partnership. The balance sheets as of March 31, 2013 and December 31, 2012 present solely the condensed consolidated financial position of the Partnership.
The Partnership is a Delaware limited partnership formed in April 2012 by Delek Logistics GP, LLC, a subsidiary of Delek and our general partner. On November 7, 2012, we completed our initial public offering (the "Offering") of 9,200,000 common units (including 1,200,000 common units issued pursuant to the exercise of the underwriters' over-allotment option), representing limited partner interests.
Upon completion of the Offering, the Partnership consisted of the assets, liabilities and results of operations of certain crude oil and refined product pipelines and transportation, wholesale marketing and terminalling assets previously operated or held by Delek and certain of its subsidiaries including Delek Marketing & Supply, LLC ("Marketing"), Paline Pipeline Company, LLC ("Paline") and Lion Oil Company ("Lion Oil"). Prior to the completion of the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to the Predecessor.
The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of the Partnership and its subsidiaries. As an entity under common control with Delek, we recorded the assets that Delek contributed to us concurrently with the completion of the Offering on our balance sheet at Delek's historical basis instead of fair value. Additionally, the accompanying unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2012 present the consolidated financial position, results of operations, cash flows and division equity of our Predecessor at historical cost. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (our "Annual Report on Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K.
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. All significant intercompany transactions and account balances have been eliminated in the consolidation. Such intercompany transactions do not include those with Delek. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring companies to report, in one place, either on the face of the financial statements or in the notes, information about reclassifications out of accumulated other comprehensive income ("AOCI").  The guidance also requires companies to present current-period reclassifications out of AOCI and other amounts of current-period other comprehensive income ("OCI") separately for each component of OCI on the face of the financial statements or in the notes, whereas companies were previously required to present total changes in AOCI by component on the face of the financial statements or in the notes.  For each significant reclassification to net income in its entirety during their reporting period, companies must identify the line item(s) affected in the statement where net income is presented. For any significant reclassifications that are not reclassified directly to net income in their entirety during the reporting period, cross-references to the note where additional details about the effects of the reclassification are disclosed are required.  Companies can choose to present this information before tax or after tax, provided that they comply with the existing tax disclosure requirements in Statement of Accounting Standards Codification ("ASC") 220, Comprehensive Income.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies and should be applied prospectively.  The adoption of this guidance did not affect our business, financial position or results of operations, but may result in additional disclosures.
In July 2012, the FASB issued guidance regarding testing indefinite-lived intangible assets for impairment that gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. In October 2012, the FASB issued guidance regarding the application of the qualitative assessment permitted under the Accounting Standards Update 2012-02, issued in July. The guidance requires companies to focus on the significant inputs used to determine the fair value of indefinite-lived intangible assets when companies opt to perform the qualitative assessment. Companies must then evaluate the impact of certain events and circumstances that could have affected those inputs and weigh the identified factors prior to concluding whether the asset is impaired. As significant judgment is applied to conclude that an indefinite-lived intangible asset is not impaired based on a qualitative assessment, the analyses performed by the Company should be supported by clear documentation of the factors considered, including any necessary quantitative calculations. The guidance is effective for interim and annual reporting periods beginning January 1, 2013. The adoption of this guidance did not affect our business, financial position or results of operations.
In December 2011, the FASB issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued an update limiting the scope of the offsetting disclosure requirements established by the original guidance, to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities lending and securities borrowing transactions that are eligible for offset on the balance sheet or are subject to an agreement similar to a master netting arrangement, irrespective of whether they are offset on the balance sheet.  This update amends the guidance that required companies to apply the requirements to all recognized financial instruments. The original and updated guidance is effective for interim and annual reporting periods beginning January 1, 2013 and retrospectively for all periods presented on the balance sheet.  The adoption of this guidance did not affect our business, financial position or results of operations, but may result in additional disclosures.

2. Acquisitions
Nettleton Acquisition
On January 31, 2012, Delek completed the acquisition of an approximately 35-mile long, eight- and ten-inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. (“Plains”), which was subsequently contributed to the Partnership in connection with the Offering. The Nettleton Pipeline is used to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at Delek's Tyler, Texas refinery (the "Tyler Refinery"). During the three months ended March 31, 2013, more than half of the crude oil processed at the Tyler Refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Longview, Texas and then runs roughly parallel to the Nettleton Pipeline. Prior to the acquisition of the Nettleton Pipeline, Delek leased the Nettleton Pipeline from Plains under the terms of the Pipeline Capacity Lease Agreement dated April 12, 1999, as amended (the “Plains Lease”). The Plains Lease was terminated in connection with the acquisition of the Nettleton Pipeline.
The aggregate purchase price of the Nettleton Pipeline was approximately $12.3 million. The allocation of the purchase price was based primarily upon a preliminary valuation. During 2012, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on the finalization of goodwill and intangible amounts, which were obtained subsequent to the acquisition.
The allocation of the aggregate purchase price of the Nettleton Pipeline as of December 31, 2012 is summarized as follows (in thousands):

Property, plant and equipment	$8,590
Intangible assets	2,240
Goodwill (all expected to be deductible for tax purposes)	1,415
Total	$12,245

Big Sandy Acquisition
On February 7, 2012, Delek purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. and (ii) the 19-mile, eight-inch diameter Hopewell - Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P (collectively "Big Sandy"). Big Sandy was subsequently contributed to the Partnership in connection with the Offering. Big Sandy was supplied by the Tyler Refinery but has been idle since on or about November 2008.
The aggregate purchase price of Big Sandy was approximately $11.0 million. The allocation of the purchase price was based primarily upon a preliminary valuation. During 2012, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on the finalization of goodwill and intangible amounts.
The allocation of the aggregate purchase price of Big Sandy as of December 31, 2012 is summarized as follows (in thousands):

Property, plant and equipment	$8,258
Intangible assets	1,229
Goodwill (all expected to be deductible for tax purposes)	1,540
Total	$11,027
Pro Forma Financial Information
We began consolidating the results of operations of the Nettleton Pipeline and Big Sandy on January 31, 2012 and February 7, 2012, respectively. The Nettleton Pipeline contributed $1.8 million and $1.4 million to net sales and net income, respectively, for the three months ended March 31, 2013. Big Sandy contributed $0.4 million and $0.3 million to net sales and net income, respectively, for the three months ended March 31, 2013. Below are the unaudited pro forma consolidated results of operations for the three months ended March 31, 2012, as if these acquisitions had occurred on January 1, 2011 (amounts in thousands):

Three Months Ended
March 31, 2012
Predecessor
Net sales	$239,213
Net income	$2,638
3. Inventory
Inventories consisted of $24.5 million and $14.4 million of refined petroleum products as of March 31, 2013 and December 31, 2012, respectively. Cost of inventory is determined on a first-in, first-out basis.
4. Delek Logistics Revolving Credit Facility
We entered into a $175.0 million senior secured revolving credit agreement concurrent with the completion of the Offering on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "Delek Logistics Revolving Credit Facility"). We and each of our existing subsidiaries are borrowers under the Delek Logistics Revolving Credit Facility. The credit facility includes a $50.0 million sublimit for letters of credit and a $7.0 million sublimit for swing line loans. The credit agreement also contains an accordion feature whereby we can increase the size of the credit facility to an aggregate of $225.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the Delek Logistics Revolving Credit Facility are secured by a first priority lien on substantially all of our tangible and intangible assets. Marketing provides a limited guaranty of the Partnership's obligations under the credit facility limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Marketing (the "Holdings Note"). Marketing's guaranty is for the term of the Delek Logistics Revolving Credit Facility and is secured by Marketing's pledge of the Holdings Note to our lender. As of March 31, 2013, the principal amount of the note was $102.0 million. The Delek Logistics Revolving Credit Facility matures on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon the Partnership's leverage ratio, which is defined as the ratio of total funded debt to EBITDA as of the last day of the period of the four quarters most recently ended. At March 31, 2013, the weighted average borrowing rate was approximately 2.30%. Additionally, the Delek Logistics Revolving Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2013, this fee was 0.30% per year.

As of March 31, 2013, we had $90.0 million of outstanding borrowings under the Delek Logistics Revolving Credit Facility. In connection with our cash distribution to Marketing in connection with the Offering, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015. Additionally, we had in place letters of credit totaling approximately $11.5 million with Fifth Third Bank primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at March 31, 2013. Amounts available under the Delek Logistics Revolving Credit Facility as of March 31, 2013 were approximately $73.5 million.
5. Income Taxes
Our effective income tax rate decreased to 1.0% for the three months ended March 31, 2013 compared to our Predecessor's effective income tax rate of 43.3% for the three months ended March 31, 2012. The decrease in our effective tax rate is due to the fact that we are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. For tax purposes, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under our partnership agreement.
Prior to the Offering, the Predecessor was an entity included in its parent's consolidated tax return. As such, the Predecessor was subject to both federal and state income taxes and recorded deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Net Income Per Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating security. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting the general partner’s 2% interest and incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for incentive distributions, if any, to our general partner, which is the holder of the incentive distribution rights pursuant to our partnership agreement, which are declared and paid following the close of each quarter.
Net income per unit is only calculated for periods after the Offering as no units were outstanding prior to November 7, 2012. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The basic weighted-average number of units outstanding has not changed since the completion of the Offering and remains equal to the total number of units outstanding as of March 31, 2013.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. At present, the only potentially dilutive units outstanding consist of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

The calculation of net income per unit is as follows for the three months ended March 31, 2013. Our distributions are declared subsequent to quarter end. Therefore, the table represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

Three Months Ended
March 31, 2013
Net Income	$12,204
Less: General partner's distribution	189
Less: Limited partner's distribution	4,620
Less: Subordinated partner's distribution	4,620
Earnings in excess of distributions	$2,775

General partner's earnings:
Distributions	$189
Allocation of earnings in excess of distributions	55
Total general partner's earnings	$244

Limited partners' earnings:
Distributions	$4,620
Allocation of earnings in excess of distributions	1,360
Total limited partners' earnings	$5,980

Subordinated partner's earnings:
Distributions	$4,620
Allocation of earnings in excess of distributions	1,360
Total subordinated partner's earnings	$5,980

Weighted average limited partner units outstanding:
Common units - (basic)	11,999,258
Common units - (diluted)	12,092,922
Subordinated units - Delek (basic and diluted)	11,999,258

Net income per limited partner unit:
Common - (basic)	$0.50
Common - (diluted)	$0.50
Subordinated - (basic and diluted)	$0.50

7. Equity
We had 9,200,000 common limited partner units held by the public outstanding as of March 31, 2013. Additionally, as of March 31, 2013, Delek owned 2,799,258 of our common limited partner units, 11,999,258 of our subordinated limited partner units and 489,766 of our general partner units (the 2% general partner interest), which together constitutes a 62.4% ownership interest in us. There have not been any changes to the number of outstanding units since the completion of the Offering. In accordance with our partnership agreement, Delek's subordinated units will convert to common units once specified distribution targets have been met.

Equity Activity
The summarized changes in the carrying amount of our equity are as follows:

	Common - public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2012	$178,728	$(127,129)	$52,875	$(49)	$104,425
Cash Distributions	(2,060)	(627)	(2,690)	(109)	(5,486)
Partnership earnings	4,585	1,395	5,980	244	12,204
Balance at March 31, 2013	$181,253	$(126,361)	$56,165	$86	$111,143
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
Cash distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. In accordance with our partnership agreement, we declared a quarterly cash distribution based on the results of the first quarter, totaling $9.4 million, or $0.3850 per unit, or $1.54 per unit on an annualized basis on April 25, 2013. The distribution will be paid on May 15, 2013 to unitholders of record on May 7, 2013. On February 14, 2013, we paid a quarterly cash distribution of $0.224 per unit, totaling $5.5 million, which corresponds to our minimum quarterly cash distribution of $0.375 per unit, or $1.50 per unit on an annualized basis, prorated for the period beginning November 7, 2012, the date we commenced operations, and ending December 31, 2012.
The allocation of total quarterly cash distributions expected to be made to general and limited partners is as follows for the three months ended March 31, 2013. Our distributions are declared subsequent to quarter end. Therefore, the table represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

Three Months Ended
March 31, 2013
General partner's interest	$189

Limited partners' distribution:
Common	$4,620
Subordinated	4,620
Total cash distributions	$9,429

Cash distributions per unit	$0.385
8. Equity Based Compensation
We incurred a nominal amount of unit-based compensation expense related to the Partnership as of March 31, 2013. Our general partner did not issue any phantom unit awards under our Long Term Incentive Plan during the three months ended March 31, 2013. The fair value of our phantom units is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period.

Sponsor's Stock-Based Compensation
Certain employees supporting the Predecessor's operations received long-term incentive compensation that is part of the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”). The 2006 Plan allows Delek to grant stock options, stock appreciation rights ("SARs"), restricted stock units and other stock-based awards of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates, including these employees. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right awards, with the exception of the SARs granted to certain executive employees, which are valued under the Monte-Carlo simulation model. Restricted stock units are measured based on the fair market value of the underlying stock on the date of grant. Compensation expense related to stock-based awards is generally recognized with graded or cliff vesting on a straight-line basis over the vesting period.
Certain Delek employees supporting the Predecessor's operations were historically granted these types of awards. These costs were recorded as compensation expense and additional paid-in capital and totaled a nominal amount related to the Predecessor's employees for the three months ended March 31, 2012. The Predecessor recognized additional compensation expense related to equity-based compensation awards to related party employees of $0.1 million for the three months ended March 31, 2012 for allocated related party services and an allocation of director and executive officer equity-based compensation.
As of March 31, 2012, there was $0.5 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements for the Predecessor's employees, which was expected to be recognized over a weighted-average period of 3.2 years. Subsequent to the Offering, these costs are allocated to the Partnership as part of the administrative fees under the omnibus agreement.
9. Segment Data
We report our assets and operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Our operating segments adhere to the same accounting polices used for our consolidated financial statements. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization.
The pipelines and transportation segment provides crude oil gathering, transportation and storage services to Delek's refining operations and independent third parties.
The wholesale marketing and terminalling segment provides marketing and terminalling services to Delek's refining operations and independent third parties.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Three Months Ended March 31, 2013
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,537	$197,357	$210,894
Operating costs and expenses:
Cost of goods sold	—	187,860	187,860
Operating expenses	4,621	1,241	5,862
Segment contribution margin	$8,916	$8,256	17,172
General and administrative expenses			1,677
Depreciation and amortization			2,352
Operating income			$13,143
Total assets	$163,047	$97,759	$260,806
Capital spending (excluding business combinations)	$1,128	$148	$1,276

	Three Months Ended March 31, 2012
	Predecessor
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$6,680	$232,404	$239,084
Operating costs and expenses:
Cost of goods sold	—	225,409	225,409
Operating expenses	3,278	932	4,210
Segment contribution margin	$3,402	$6,063	9,465
General and administrative expenses			2,407
Depreciation and amortization			2,134
Loss on sale of assets			5
Operating income			$4,919
Total assets	$110,632	$119,248	$229,880
Capital spending (excluding business combinations)	$376	$637	$1,013
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2013 are as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$126,773	$46,803	$173,576
Less: Accumulated depreciation	(9,628)	(11,213)	(20,841)
Property, plant and equipment, net	$117,145	$35,590	$152,735
Depreciation expense for the three months ended March 31, 2013	$1,605	$446	$2,051
Depreciation expense for the three months ended March 31, 2012	$1,321	$547	$1,868
In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment.
10. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.
We apply the provisions of ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
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
Over the counter commodity swaps and physical commodity purchase and sale contracts are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus. These are classified as Level 2.
We had financial assets of $0.2 million accounted for at fair value on a recurring basis as of March 31, 2013. As of December 31, 2012, there was a nominal amount of financial liabilities accounted for at fair value on a recurring basis.
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters ("ASC 815-10-45"), wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty where the legal right of offset exists. As of March 31, 2013 and December 31, 2012, respectively, a nominal amount of net derivative positions are included in other current liabilities on the accompanying condensed consolidated balance sheets.
Our policy under the guidance of ASC 815-10-45, is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. There were no amounts held by counterparty brokerage firms as of March 31, 2013. As of December 31, 2012, a nominal amount of cash collateral was held by counterparty brokerage firms.
11. Derivative Instruments
From time to time, we enter into forward fuel contracts to limit the exposure to price fluctuations for physical purchases of finished products in the normal course of business. We use derivatives to reduce normal operating and market risks with a primary objective in derivative instrument use being the reduction of the impact of market price volatility on our results of operations.
We enter into forward fuel contracts with major financial institutions in which we fix the purchase price of finished grade fuel for a predetermined number of units with fulfillment terms of less than 90 days. During the three months ended March 31, 2013 and March 31, 2012, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income. We did not recognize gains on forward fuel contracts during the three months ended March 31, 2013. We recognized losses of $0.1 million on forward fuel contracts during the three months ended March 31, 2012, which are included as an adjustment to cost of goods sold in the accompanying condensed consolidated statements of income. We held no unrealized gains or losses related to forward fuel contracts on the condensed consolidated balance sheets at March 31, 2013. As of December 31, 2012, unrealized gains or losses held on the condensed consolidated balance sheets were nominal.
From time to time, we may also enter into interest rate hedging agreements to limit variable interest rate exposure under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility requires us to maintain interest rate hedging arrangements on at least 50% of the amount funded at closing of the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements under the Delek Logistics Revolving Credit Facility. The estimated mark-to-market asset associated with our interest rate derivatives, as of March 31, 2013, was $0.2 million.
12. Commitments and Contingencies
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
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the U.S. Environmental Protection Agency (the "EPA"), the U.S. Department of Transportation ("DOT") / Pipeline and Hazardous Materials Safety Administration, the U.S. Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal.
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
Magnolia Station Crude Oil Release
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery"). The pumping facility is owned by our subsidiary SALA Gathering Systems, LLC. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Since detecting the release we have worked to contain the release, recover the released crude oil and remediate those areas impacted by the release, coordinating our efforts with the EPA and state authorities to restore the impacted area to the satisfaction of the appropriate regulatory authorities. As of the date of this filing, we believe we have recovered the vast majority of the released crude oil. The release has not impacted the delivery of crude oil from the Magnolia Station to the El Dorado Refinery, and there has been no interruption to the operations of the El Dorado Pipeline connected to the Magnolia Station as a result of the release.
Based on current information available to us, we estimate the costs and liabilities, including any potential fines and penalties associated with this event, to be approximately $4.5 million. We believe the total costs and liabilities associated with this event are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement (as described in Note 13—Related Party Transactions), to reimburse us for a period of five years, ending November 7, 2017, for any costs in excess of $1.0 million per event (net of any insurance recoveries), up to $20.0 million per event, that we incur for the clean up or repair of a condition caused by the failure of any assets transferred to us by Delek in connection with the Offering. Accordingly, we currently anticipate that Delek will reimburse us approximately $3.5 million of the estimated costs and liabilities pursuant to the terms of the omnibus agreement.
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
Under the terms of our contract with Magellan (the "East Houston Contract"), we can purchase up to 7,000 barrels per day of refined products for delivery into the Magellan pipeline system in East Houston, Texas. This contract currently expires on December 31, 2015. While the primary purpose of the East Houston Contract is to supply products at Magellan's Aledo, Texas terminal, the agreement allows us to redirect products to other terminals along the Magellan pipeline.
Letters of Credit
As of March 31, 2013, we had in place letters of credit totaling approximately $11.5 million under the Delek Logistics Revolving Credit Facility primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at March 31, 2013.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.1 million for the three months ended March 31, 2013 and 2012, respectively.
We have a five-year ground lease agreement with Lion Oil effective November 7, 2012 for the land on which an above ground storage tank and related facilities are located. The land measures approximately seven acres of Lion Oil's refinery site. The tank and related facilities are used for the storage and throughput of such crude oil or other hydrocarbon substances or any resulting refined products. The fees paid to Lion Oil were nominal for the three months ended March 31, 2013.
13. Related Party Transactions
Commercial Agreements
The Partnership entered into various long-term, fee-based commercial agreements with Delek at the completion of the Offering. Each of these agreements, described below, became effective on November 7, 2012, concurrent with the completion of the Offering. Each of these agreements include minimum quarterly volume or throughput commitments and have tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted. Exceptions to this requirement that Delek make minimum payments under a given agreement can exist if (i) there is an event of force majeure affecting our asset, or (ii) after the first three years of the applicable commercial agreement's term (a) there is an event of force majeure affecting the applicable Delek asset, or (b) if Delek shuts down the applicable refinery upon giving 12 months' notice, which such notice may only be given after the first two years of the applicable commercial agreement's term. In addition, Delek may terminate any of these agreements under certain circumstances.
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

Pipelines and Transportation
Lion Pipeline System. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery for crude oil and finished products. Under this pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput volumes on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 barrels per day (bpd) (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a tariff rate of $0.85 per barrel. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a tariff rate of $0.10 per barrel.

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

Terminalling. We entered into two five-year terminalling services agreements pursuant to which Delek pays us fees for providing terminalling services to Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.50 per barrel. The Big Sandy terminal is currently not operational because a pipeline owned by a third party, which is necessary for the use of the terminal, is currently out of service. Currently, we are in discussions with the third party owner to have the pipeline returned to service. Although we do not know when the pipeline will be returned to service, and we do not control the pipeline and we cannot assure what will be done, we currently expect the pipeline to be operational in 2013. Although the terminal is not currently operational, Delek pays us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due per the agreement.

The amounts paid under these agreements during the three months ended March 31, 2013 are as follows:

•
Delek paid us approximately $8.8 million pursuant to the Lion Pipeline System pipeline and storage facilities agreement and the Memphis terminalling agreement and paid our Predecessor approximately $3.7 million for the three months ended March 31, 2012 for similar pipeline and storage facilities services.

•
Delek paid us approximately $2.6 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement and paid our Predecessor approximately $2.4 million for the three months ended March 31, 2012 under a similar pipeline and tankage agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012;

•
Delek paid us approximately $3.0 million pursuant to the East Texas marketing agreement and paid our Predecessor approximately $2.8 million for the three months ended March 31, 2012 under a similar marketing agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012; and

•	Delek paid us approximately $0.4 million pursuant to the terminalling agreement for services at our Big Sandy terminal.
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

Other Agreements with Delek

In addition to the the commercial agreements described above, the Partnership entered into the following agreements with Delek upon the completion of the Offering:

Omnibus Agreement
We entered into an omnibus agreement with Delek under which Delek agreed not to compete with us under certain circumstances and granted us a right of first offer to acquire certain of its retained logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future. The omnibus agreement also contains the terms under which Delek will have a right of first refusal to purchase our assets that serve its refineries, including the Lion Pipeline System, the SALA Gathering System, the East Texas Crude Logistics System, the Big Sandy terminal, the Memphis terminal and the Paline Pipeline System. In addition, the omnibus agreement contains the terms under which Delek will have a right of first refusal to enter into an agreement with respect to all or a portion of the capacity of the Paline Pipeline System's 185-mile, 10-inch crude oil pipeline running between Longview and Nederland, Texas following the termination of our current contract with a major integrated oil company. Under the omnibus agreement, Delek also is required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct after the Offering. The omnibus agreement also requires us to pay a $2.7 million annual fee to Delek, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters. The omnibus agreement also requires Delek to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal of the Paline Pipeline System and sign the connection agreement described below under "Other Agreements." We paid Delek approximately $0.9 million pursuant to this agreement and Delek paid us approximately $0.9 million pursuant to this agreement during 2013 as indemnification relative to the Paline Pipeline.
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
Magnolia Station Crude Oil Release
As discussed above, based on current information available to us, we estimate the costs and liabilities, including any potential fines and penalties associated with this event, to be approximately $4.5 million. We believe the total costs and liabilities associated with the release of crude oil within a pumping facility at the Magnolia Station are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement, to reimburse us for a period of five years, ending November 7, 2017, for any costs in excess of $1.0 million per event (net of any insurance recoveries), up to $20.0 million per event, that we incur for the clean up or repair of a condition caused by the failure of any assets transferred to us by Delek in connection with the Offering. Accordingly, we currently anticipate that Delek will reimburse us approximately $3.5 million of the estimated costs and liabilities pursuant to the terms of the omnibus agreement. Please read “Note 12—Commitments and Contingencies—Magnolia Station Crude Oil Release.”
Operation and Management Services Agreement
Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. We and our general partner entered into an operation and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operation and management services with respect to our pipelines, storage and terminalling facilities and related assets, including operating and maintaining flow and pressure control, maintaining and repairing our pipelines, storage and terminalling facilities and related assets, conducting routine operational activities, and managing transportation and logistics, contract administration, crude oil and refined product measurement, database mapping, rights-of-way, materials, engineering support and such other services as our general partner and Delek may mutually agree upon from time to time. We and/or our general partner reimburse Delek for such services under the operation and management services agreement. We and our subsidiaries paid Delek approximately $2.5 million pursuant to this agreement during the three months ended March 31, 2013.
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
Pursuant to the terms of the usage contract, this customer is required to make only payments of $229,000 per month for this capacity until the final segment of the reversal of the Paline Pipeline System is completed and we enter into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012. As of March 31, 2013, our customer had not yet completed its work on its tanks so that we could enter into the connection agreement. Because we completed our necessary work, we believe we were owed the full payment under the contract beginning in November 2012 but our customer paid only $229,000 per month in 2012 and during the first quarter 2013. Pursuant to our omnibus agreement with Delek (described above), Delek has agreed to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee if such failure is attributable to these conditions not being satisfied. In April 2013, even though our customer has not completed the work on its tanks, the connection agreement was fully executed. Beginning in the second quarter 2013 and going forward, we will receive the full amount payable of $529,250 per month under the contract.
Delek Transactions
In addition to the agreements described above, we purchased finished product and bulk biofuels, totaling $12.8 million and $6.2 million, respectively, from Delek for sale and exchange at our Abilene and San Angelo, Texas terminals. In addition, we sold Renewable Identification Numbers in the amount of approximately $1.8 million to Delek in the first quarter 2013.

Predecessor Transactions
Related-party transactions of our Predecessor were settled through division equity. The balances in receivables and accounts payable with affiliated companies represent the amount owed from or to Delek related to certain affiliate transactions. Revenues from affiliates in the condensed combined statements of income of our Predecessor consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates.
Costs related specifically to us have been identified and included in the accompanying condensed combined statements of income. Prior to the Offering, we were not allocated certain corporate costs from Lion Oil. These costs were allocated as described further below. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.
MAPCO Express, Inc. ("Express"), provided general and administrative support for us, including services such as corporate management, accounting and payroll. In exchange for these services, we paid Express a monthly management fee. Total management fees paid to Express for the three months ended March 31, 2012 were $0.3 million, which is recorded in general and administrative expenses in the accompanying condensed combined statement of operations.
Payroll expenses for certain employees of Delek were transferred to us. In the three months ended March 31, 2012, $0.5 million in payroll expenses were reclassified to us from Delek and are included in general and administrative expenses in the accompanying condensed combined statements of income.
Lion Oil provided general and administrative support for us, including services such as corporate management, insurance, accounting and payroll. The property and liability insurance costs were allocated to us based on a percentage of property and equipment cost until actual insurance costs were billed. Insurance allocations were $0.4 million during the three months ended March 31, 2012 and are recorded in general and administrative expenses in the accompanying condensed combined statements of income. The remaining shared services costs were allocated based on a percentage of salaries expense and were $0.2 million during the three months ended March 31, 2012. These costs are recorded in general and administrative expenses in the accompanying condensed combined statements of income.
J. Christy Construction Inc., a subsidiary of Lion Oil, provided certain repairs, maintenance, and other contract services to us totaling $0.1 million for the three months ended March 31, 2012, which are recorded in operating expenses in the accompanying condensed combined statements of income.
We had revenues from Lion Oil related to the SALA Gathering and Lion Pipeline Systems totaling $3.7 million during the three months ended March 31, 2012. We had revenues from Lion Oil related to the Nashville terminal totaling $0.2 million during the three months ended March 31, 2012. Following the Offering, the Partnership has third party revenues regarding the SALA Gathering and Lion Pipeline Systems and the Nashville terminal. Historically, we participated in Lion Oil's centralized cash management program under which cash receipts and cash disbursements were processed through Lion Oil's cash accounts with a corresponding credit or charge to an affiliate account. The affiliate account is included in division equity. Following the Offering, the Partnership maintains separate cash accounts.
We entered into a service agreement with Delek effective October 1, 2006, which among other things, required Delek to pay service fees to us based on the number of gallons sold at the Tyler Refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. Service fees income received from Delek Refining for the three months ended March 31, 2012 were $2.8 million and are recorded in net sales in the accompanying condensed combined statements of income.
We and Delek had a service agreement, which among other things, required Delek to pay us throughput and storage fees based on the amount of the crude transported and/or stored. This fee equates to $0.35 per barrel transported into the refinery, plus $0.3 million per month for storage, or $0.7 million, whichever was greater. Additionally, Delek paid us a quarterly fee of approximately $0.2 million to compensate for the tax consequence resulting from the depreciation expense that was not incurred by us due to the accounting treatment of the acquisition of the pipeline assets. Total fees paid to us in conjunction with pipeline storage fees were $2.4 million during the three months ended March 31, 2012. Total fees paid to us related to tax depreciation were $0.2 million during the three months ended March 31, 2012 and are recorded as a reduction of general and administrative expenses in the accompanying condensed combined statements of income.
During the three months ended March 31, 2012, Delek sold finished product to us in the amount of $4.7 million. During the fourth quarter of 2011, we began selling bulk biofuels fuels primarily to Delek, which totaled $42.5 million for the three months ended March 31, 2012.

We recognized $0.1 million for the three months ended March 31, 2012 in compensation expense related to stock-based compensation awards to related party employees for allocated related party services and an allocation of director and executive officer equity-based compensation.
14. Subsequent Events

Distribution Declaration
On April 25, 2013, our general partner's board of directors declared a quarterly cash distribution of $0.385 per unit, payable on May 15, 2013, to unitholders of record on May 7, 2013.

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
You should read the following discussion of our financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek and its ability to pay us under our commercial agreements;

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or any third-party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	our reliance on information technology systems in our day to day operations;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	our growth may be limited by Delek's ability to grow as expected;

•	operating hazards and other risks incidental to transporting, storing and gathering crude oil and refined products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital and the price of availability of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including but not limited to the rules and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC");

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this report.
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
Our Reporting Segments and Assets
Our business consists of two operating segments: (i) our pipelines and transportation segment and (ii) our wholesale marketing and terminalling segment.
Our pipelines and transportation segment primarily consists of assets divided into four operating systems: (i) our Lion Pipeline System, (ii) our SALA Gathering System, (iii) our Paline Pipeline System, and (iv) our East Texas Crude Logistics System (including the Nettleton Pipeline and McMurrey Pipeline System). These assets provide crude oil gathering, crude oil and refined products transportation and storage services in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, this segment provides crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices.
Our wholesale marketing and terminalling segment consists primarily of the following assets: (i) refined products terminals in Abilene, Texas and San Angelo, Texas which we lease to Noble Petro, Inc. (“Noble Petro”) (ii) product pipelines in west Texas connecting the Abilene, Texas and San Angelo, Texas terminals to the Magellan Orion pipeline which we also lease to Noble Petro, and (iii) refined products terminals in Big Sandy, Texas, Memphis, Tennessee, and Nashville, Tennessee. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our Abilene, Texas and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products from third parties for sale and exchange to third parties, and providing terminalling services to independent third parties and Delek.
How We Generate Revenue
The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek include minimum volume commitments, which we believe will provide a stable revenue stream in the future.
Commercial Agreements with Delek
Our commercial agreements with Delek described below became effective on November 7, 2012, concurrently with the completion of the Partnership's initial public offering (the "Offering"). Each of these agreements includes minimum quarterly volume or throughput commitments and has tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee.
Pipelines and Transportation
Lion Pipeline System. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery. For a discussion of a third party's involvement in this agreement, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement". Under this pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput requirements on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

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

East Texas Crude Logistics System. We entered into a pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for Delek's Tyler Refinery. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput requirements of at least 35,000 bpd of crude oil, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a transportation fee of $0.40 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee of $0.20 per barrel. In addition, Delek pays a storage fee of $250,000 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system.

The East Texas Crude Logistics System is comprised of the Nettleton and McMurrey Pipelines. The Nettleton Pipeline is used to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at Delek's Tyler Refinery. During the three months ended March 31, 2013, more than half of the crude oil processed at the Tyler Refinery was supplied through the Nettleton Pipeline. The remainder of the crude oil was supplied through the McMurrey Pipeline, which also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. In April 2013, a reconfigured pipeline system that is owned and operated by third parties began transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured system. Consequently, going forward, crude oil volumes transported on our East Texas Crude Logistics System will decrease from approximately 55,000 bpd to below 10,000 bpd. For so long as Delek is required to pay the associated minimum volume commitment under its commercial agreement with us relating to the East Texas Crude Logistics System, Delek will be obligated to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, or approximately $5.1 million annually. Such throughput fees are in addition to the storage fees of $3.0 million per year that Delek will be obligated to pay us under the agreement. We do not expect to currently realize incremental revenues associated with this fee structure following the commencement of third-party transportation to the Tyler Refinery.
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
Terminalling. We entered into two terminalling services agreements pursuant to which Delek pays us fees for providing terminalling services to Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.50 per barrel. The Big Sandy terminal is currently not operational because a pipeline owned by a third party necessary for the use of the terminal, is currently out of service. Currently, we are in discussions with the third party owner to have the pipeline returned to service. Although we do not know when the pipeline will be returned to service, and we do not control the pipeline and we cannot assure what will be done, we currently expect the pipeline to be operational in 2013. Although the terminal is not currently operational, Delek is required to pay us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due per the agreement.
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

Commercial Agreements with Third Parties
Pipelines and Transportation
Paline Pipeline System Capacity Reservation. In 2011, prior to our purchase of the Paline Pipeline Sytem, a major integrated oil company contracted with the prior owner to reverse the pipeline to primarily run southbound. In exchange, the oil company agreed to pay for the use of 100% of such southbound capacity for a monthly fee of $450,000 and $529,250 per month in 2012 and 2013, respectively, which will thereafter be subject to annual escalation based on the producer price index during any renewal periods. Under the contract, the pipeline was to be reversed in four segments and the amount of usage fees to be paid is based on the number of segments reversed. In connection with our acquisition of the Paline Pipeline, we assumed this agreement. Monthly fees payable to us under our agreement with this customer will increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
Pursuant to the terms of the usage contract, this customer is required to make only payments of $229,000 per month for this capacity until the final segment of the reversal of the Paline Pipeline System is completed and we enter into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012. As of March 31, 2013, our customer had not yet completed its work on its tanks so that we could enter into the connection agreement. Because we completed our necessary work, we believe we were owed the full payment under the contract beginning in November 2012 but our customer paid only $229,000 per month in 2012 and during the first quarter 2013. Pursuant to our omnibus agreement with Delek (described above), Delek has agreed to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee if such failure is attributable to these conditions not being satisfied. In April 2013, even though our customer has not completed the work on its tanks, the connection agreement was fully executed. Beginning in the second quarter 2013 and going forward we will receive the full amount payable of $529,250 per month under the contract.
Wholesale Marketing and Terminalling
West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers for resale at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro, and at third-party terminals located in Aledo, Odessa, Big Spring and Frost, Texas. Substantially all of our product sales in west Texas are on a wholesale basis. Substantially all of our petroleum products for sale in west Texas are purchased from two suppliers. Under a contract with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products for our Abilene, Texas terminal for sale and exchange at our Abilene and San Angelo, Texas terminals. Under this agreement, we purchase refined products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene terminals. Our agreement with Noble Petro expires in December 2017 and has no renewal options. Additionally, we have the right to purchase up to an additional 7,000 bpd of refined products pursuant to a contract with Magellan Asset Services, L.P. ("Magellan") at its East Houston terminal for resale at third-party terminals along the Magellan Orion Pipeline located in Aledo, Odessa, and Frost, Texas. We do not own, lease or operate any of the assets used to transport or store the products we purchase from Magellan. Our agreement with Magellan expires in December 2015, unless earlier terminated, and has no renewal options.
Other Agreements with Delek
In addition to the commercial agreements described above, the Partnership entered into the following agreements with Delek upon the completion of the Offering.
Omnibus Agreement. We entered into an omnibus agreement with Delek under which Delek agreed not to compete with us under certain circumstances and granted us a right of first offer to acquire certain of its retained logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future. The omnibus agreement also contains the terms under which Delek will have a right of first refusal to purchase our assets that serve its refineries, including the Lion Pipeline System, the SALA Gathering System, the East Texas Crude Logistics System, the Big Sandy terminal, the Memphis terminal and the Paline Pipeline System. In addition, the omnibus agreement contains the terms under which Delek will have a right of first refusal to enter into an agreement with us with respect to all or a portion of the capacity of the Paline Pipeline System's 185-mile, 10-inch crude oil pipeline running between Longview and Nederland, Texas following the termination of our current contract with a major integrated oil company. Under the omnibus agreement, Delek also is required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct after the Offering. The omnibus agreement also requires us to pay an annual fee to Delek, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters. The omnibus agreement also requires Delek to indemnify us for the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal of the Paline Pipeline System and execute the related connection agreement described above.
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
EBITDA and distributable cash flow are non-U.S. GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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
We believe that the presentation of EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. For a reconciliation of EBITDA to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "Results of Operations—Statement of Operations Data" below.
Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues. There are differences between the way the Predecessor recorded revenues and the way the Partnership records revenues. Because our assets were historically a part of the integrated operations of Delek, the Predecessor generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in our historical Predecessor condensed consolidated financial statements are different than those reflected in the Partnership's condensed consolidated financial statements as the Predecessor amounts relate primarily to amounts received from third parties while the Partnership's revenues will reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.
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
Financing. As a publicly traded partnership, the Partnership currently intends to make cash distributions to its unit holders at a distribution rate of $0.385 per unit per quarter ($1.54 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, from borrowings under the Partnership's $175.0 million senior secured revolving credit agreement entered into with Fifth Third Bank, as administrative agent, and a syndicate of lenders, concurrently with the Offering (the "Delek Logistics Revolving Credit Facility"), and future issuances of equity and debt securities.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission (the "SEC") has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe our critical accounting polices include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) valuing goodwill and potential impairment, and (iii) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Magnolia Station Crude Oil Release
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of the El Dorado Refinery. The pumping facility is owned by our subsidiary SALA Gathering Systems, LLC. We estimate that approximately 5,900 barrels of crude oil were released, of which all but approximately 2,650 barrels were contained at the Magnolia Station. Much of the remaining released crude oil reached a nearby small creek. Since detecting the release we have worked to contain the release, recover the released crude oil and remediate those areas impacted by the release, coordinating our efforts with the Environmental Protection Agency and state authorities to restore the impacted area to the satisfaction of the appropriate regulatory authorities. As of the date of this filing, we believe we have recovered the vast majority of the released crude oil. The release has not impacted the delivery of crude oil from the Magnolia Station to the El Dorado Refinery, and there has been no interruption to the operations of the El Dorado Pipeline connected to the Magnolia Station as a result of the release.
Based on current information available to us, we estimate the costs and liabilities, including any potential fines and penalties associated with this event, to be approximately $4.5 million. We believe the total costs and liabilities associated with this event are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement, to reimburse us for a period of five years, ending November 7, 2017, for any costs in excess of $1.0 million per event (net of any insurance recoveries), up to $20.0 million per event, that we incur for the clean up or repair of a condition caused by the failure of any assets transferred to us by Delek in connection with the Offering. Accordingly, we currently anticipate that Delek will reimburse us approximately $3.5 million of the estimated costs and liabilities pursuant to the terms of the omnibus agreement.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed combined financial statements for the three months ended March 31, 2012, represent our Predecessor's results of operations, while the condensed consolidated financial statements for the three months ended March 31, 2013, represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012 (1)
		Predecessor
Statement of Operations Data:	(In thousands)
Net sales:
Pipelines and transportation	$13,537	$6,680
Wholesale marketing and terminalling	197,357	232,404
Total	210,894	239,084
Operating costs and expenses:
Cost of goods sold	187,860	225,409
Operating expenses	5,862	4,210
General and administrative expenses	1,677	2,407
Depreciation and amortization	2,352	2,134
Loss on sale of assets	—	5
Total operating costs and expenses	197,751	234,165
Operating income	13,143	4,919
Interest expense	817	488
Income before taxes	12,326	4,431
Income tax expense	122	1,920
Net income	$12,204	$2,511
EBITDA(2)	$15,495	$7,053

Less: General partner's interest in net income (2%)	$244
Limited partners' interest in net income	$11,960

Net income per limited partner unit:
Common units - (basic and diluted)	$0.50
Subordinated units - Delek (basic and diluted)	$0.50

Weighted average limited partner units outstanding:
Common units - (basic)	11,999,258
Common units - (diluted)	12,092,922
Subordinated units - Delek (basic and diluted)	11,999,258

Distributable Cash Flow (2)	$13,111

(1) The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) For a definition of EBITDA and distributable cash flow, please read "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended
	March 31,
	2013	2012 (1)
		Predecessor
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$12,204	$2,511
Add:
Income tax expense	122	1,920
Depreciation and amortization	2,352	2,134
Interest expense, net	817	488
EBITDA(2)	$15,495	$7,053

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$1,980	$6,537
Amortization of unfavorable contract liability to revenue	667	—
Amortization of debt issuance costs	(188)	(47)
Accretion of asset retirement obligations	(35)	(25)
Deferred taxes	1	(1,734)
Loss on asset disposals	—	(5)
Stock-based compensation expense	—	(16)
Changes in assets and liabilities	12,131	(65)
Income taxes	122	1,920
Interest expense, net	817	488
EBITDA(2)	$15,495	$7,053

Reconciliation of distributable cash flow to EBITDA:
EBITDA (2)	$15,495
Less: Cash interest expense, net (3)	629
Less: Maintenance and Regulatory capital expenditures (4)	933
Less: Capital improvement expenditures (5)	343
Add: Reimbursement from Delek for capital expenditures (5)	310
Less: Income tax expense	122
Less: Amortization of unfavorable contract liability	667
Distributable cash flow (2)	$13,111

(1) The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) For a definition of EBITDA and distributable cash flow, please read "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow" above.

(3) Cash interest expense, net excludes the amortization of debt issuance costs.

(4) Maintenance and regulatory capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance and regulatory capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

(5) Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017. Delek has also agreed to reimburse us for capital expenditures in connection with certain capital improvements that are currently in progress and were in progress as of November 7, 2012. Delek's reimbursement obligations will not survive any termination of the omnibus agreement. For a description of the projects for which Delek has agreed to reimburse us, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Spending. Capital improvement expenditures in excess of the amount reimbursed by Delek represent discretionary capital expenditures for which we will not be reimbursed.

	Three Months Ended March 31,
	2013	2012
		Predecessor
Cash Flow Data:	(In thousands)
Cash flows provided by operating activities	$1,980	$6,537
Cash flows used in investing activities	(1,276)	(24,285)
Cash flows (used in) provided by financing activities	(5,176)	17,740
Net decrease in cash and cash equivalents	$(4,472)	$(8)

Segment Data:

	Three Months Ended March 31, 2013
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,537	$197,357	$210,894
Operating costs and expenses:
Cost of goods sold	—	187,860	187,860
Operating expenses	4,621	1,241	5,862
Segment contribution margin	$8,916	$8,256	17,172
General and administrative expenses			1,677
Depreciation and amortization			2,352
Operating income			$13,143
Total assets	$163,047	$97,759	$260,806
Capital spending (excluding business combinations)	$1,128	$148	$1,276

	Three Months Ended March 31, 2012 (1)
	Predecessor
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$6,680	$232,404	$239,084
Operating costs and expenses:
Cost of goods sold	—	225,409	225,409
Operating expenses	3,278	932	4,210
Segment contribution margin	$3,402	$6,063	9,465
General and administrative expenses			2,407
Depreciation and amortization			2,134
Loss on sale of assets			5
Operating income			$4,919
Total assets	$110,632	$119,248	$229,880
Capital spending (excluding business combinations)	$376	$637	$1,013

(1) The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
Contribution margin for the first quarter 2013 was $17.2 million compared to $9.5 million for the first quarter 2012, an increase of $7.7 million or 81.4%. The increase in contribution margin was primarily attributable to higher margins achieved on our operations in west Texas in the first quarter 2013 as compared to the first quarter 2012. Also contributing to the increase were increases in net sales in our pipelines and transportation segment in the first quarter 2013 compared to the first quarter 2012. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Further contributing to the increase in contribution margin is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services.
For the first quarters of 2013 and 2012, we generated net sales of $210.9 million and $239.1 million, respectively, a decrease of $28.2 million, or 11.8%. In the fourth quarter 2011 we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales in the first quarter 2013 compared to the first quarter 2012. Also contributing to the decrease was a $0.15 per gallon decrease in the average sales price per gallon of gasoline for the first quarter 2013, to $2.85 per gallon from $3.00 per gallon in the first quarter 2012.
Cost of goods sold was $187.9 million for the first quarter 2013 compared to $225.4 million for the first quarter 2012, a decrease of $37.5 million, or 16.7%. The decrease in cost of goods sold is primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $44.5 million of cost of sales in our wholesale marketing and terminalling segment in the first quarter 2012. Additionally, the average cost per barrel sold decreased $0.70 per barrel for the first quarter 2013, to $125.73 per barrel from $126.43 per barrel in the first quarter 2012. The decreases are partially offset by increases in sales volumes in our west Texas operations.
Operating expenses were $5.9 million for the first quarter 2013 compared to $4.2 million for the first quarter 2012, an increase of $1.7 million, or 39.2%. The increase in operating expenses was primarily due to a $1.0 million expense incurred in connection with the Magnolia Station crude oil release that occurred in March 2013. Further contributing to the increase were increases in labor costs in the first quarter 2013 compared to the first quarter 2012.
General and administrative expenses were $1.7 million and $2.4 million for the first quarter 2013 and 2012, respectively, a decrease of $0.7 million, or 30.3%. Our Predecessor's general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. While Delek continues to charge the Partnership for the management and operation of our logistics assets as specified in the omnibus agreement, the overall decrease in general and administrative expense was primarily due to decreased cost allocations of certain direct employee costs allocated to us in the first quarter 2013 compared to the first quarter 2012.
Depreciation and amortization was $2.4 million for the first quarter 2013 compared to $2.1 million for the first quarter 2012, an increase of $0.3 million, or 10.2%. This increase was primarily due to the addition of depreciation associated with the Nettleton Pipeline, acquired in January 2012 and the completion of a rail connection to Delek's El Dorado Refinery on our Lion Pipeline System, which was placed into service in January 2013.
Interest expense was $0.8 million for the first quarter 2013 compared to $0.5 million for the first quarter 2012, an increase of $0.3 million, or 67.4%. This increase is primarily attributable to increases in our deferred financing charges and increases in interest costs under our credit facilities caused by changes in debt utilization and interest rates thereunder.
Income tax expense was $0.1 million for the first quarter 2013, compared to $1.9 million for the first quarter 2012. Our effective tax rate was 1.0% for the first quarter 2013, compared to 43.3% for the first quarter 2012. The decrease in our tax expense and effective tax rate was primarily due to the fact that the Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense as of March 31, 2013 reflects a nominal amount of state income tax.
Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation segment and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 9 to our accompanying condensed consolidated financial statements.
Pipelines and Transportation Segment
The pipelines and transportation segment includes our Lion Pipeline System, our SALA Gathering System, our Paline Pipeline System and our East Texas Crude Logistics System.
The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012 (1)
		Predecessor
Net sales	$13,537	$6,680
Operating costs and expenses:
Cost of goods sold	—	—
Operating expenses	4,621	3,278
Segment contribution margin	$8,916	$3,402
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	45,018	52,969
Refined products pipelines to Enterprise Systems	43,359	46,823
SALA Gathering System	22,130	19,710
East Texas Crude Logistics System	51,147	50,388

(1)
The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
Contribution margin for the pipelines and transportation segment in the first quarter 2013 was $8.9 million, or 51.9% of our consolidated segment contribution margin, compared to $3.4 million, or 35.9% of our combined segment contribution margin in the first quarter 2012. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Further contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services.
Net sales for the pipelines and transportation segment were $13.5 million for the first quarter 2013 compared to $6.7 million for the first quarter 2012, an increase of $6.9 million, or 102.6%. The increase was primarily attributable to the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services. Also contributing to the increase were increases in volumes on our SALA Gathering System, Paline Pipeline System and East Texas Crude Logistics System.
Operating expenses were $4.6 million for the first quarter 2013 compared to $3.3 million for the first quarter 2012, an increase of $1.3 million, or 41.0%. The increase in operating expense was primarily due to a $1.0 million expense incurred in connection with the Magnolia Station crude oil release that occurred in March 2013. Further contributing to the increase were increases in labor costs in the first quarter 2013 compared to the first quarter 2012.

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The following table and discussion is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012 (1)
		Predecessor
Net Sales	$197,357	$232,404
Cost of Goods Sold	187,860	225,409
Operating expenses	1,241	932
Segment Contribution Margin	$8,256	$6,063
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (2)	53,086	53,528
West Texas marketing throughputs (average bpd) (3)	16,555	15,383
West Texas marketing margin per barrel (3)	$3.69	$2.24
Bulk biofuels (4)	—	4,210
Terminalling throughputs (average bpd)	13,836	18,059

(1)
The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts include jet fuel and petroleum coke for our Predecessor for the three months ended March 31, 2012.

(3)	Excludes bulk ethanol and biodiesel.

(4)
Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel. Subsequent to November 7, 2012, we ceased to market bulk ethanol and biodiesel. Accordingly, these amounts are presented for the three months ended March 31, 2012.

Comparison of the Three Months Ended March 31, 2013 versus the Three Months Ended March 31, 2012
Contribution margin for the wholesale marketing and terminalling segment amounted to $8.3 million, or 48.1% of our consolidated contribution margin in the first quarter 2013, versus $6.1 million, or 64.1% of our combined contribution margin, in the first quarter 2012. This increase was primarily attributable to higher margins achieved in our operations in West Texas as a result of favorable market conditions and an increase in the value of Renewable Identification Numbers ("RINs"). The average value of RINs sold increased $0.69 from $0.03 per gallon in the first quarter 2012 to $0.72 per gallon in the first quarter 2013. We sold approximately $1.8 million of RINs to Delek in the first quarter 2013.
Net sales for our wholesale marketing and terminalling segment in the first quarter 2013 decreased 15.1% to $197.4 million from $232.4 million in the first quarter 2012. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales. Total sales volume, excluding bulk biofuels, increased 1,172 bpd in the first quarter 2013 compared to the first quarter 2012. Further contributing to the decrease was a decrease in the average sale price per gallon of gasoline, which decreased $0.15 per gallon for the first quarter 2013, to $2.85 per gallon from $3.00 per gallon in the first quarter 2012.
Cost of goods sold for our wholesale marketing and terminalling segment decreased 16.7% to $187.9 million in the first quarter 2013, as compared to cost of goods sold of $225.4 million in the first quarter 2012. The decrease in cost of goods sold was primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $44.5 million of cost of sales in our wholesale marketing and terminalling segment in the first quarter 2012. Additionally, the average cost per barrel sold decreased $0.70 per barrel for the first quarter 2013, to $125.73 per barrel from $126.43 per barrel in the first quarter 2012. The decreases are partially offset by increases in sales volumes in our west Texas operations.

Operating expenses were $1.2 million in the first quarter 2013, an increase of $0.3 million, or 33.2%, as compared to operating expenses of $0.9 million in the first quarter 2012. The increase in operating expense was primarily due to increases in labor costs related to existing wholesale marketing and terminalling operations.
Liquidity and Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations, including minimum quarterly cash distributions, for at least the next 12 months.
On April 25, 2013, we declared a quarterly cash distribution, based on the results of the first quarter, of $0.385 per unit, or $1.54 per unit on an annualized basis, totaling $9.4 million. This distribution will be paid on May 15, 2013, to unitholders of record on May 7, 2013. On February 14, 2013, we paid a quarterly cash distribution totaling $5.5 million, or $0.224 per unit, corresponding to our minimum quarterly cash distribution of $0.375 per unit, or $1.50 per unit on an annualized basis, prorated for the period beginning November 7, 2012, the date we commenced operations, and ending December 31, 2012. We currently intend to pay a minimum quarterly distribution of at least $0.375 per unit per quarter, which equates to $9.2 million per quarter, or $36.7 million per year, based on the number of common, subordinated and general partner units currently outstanding. We do not have a legal obligation to pay this distribution.
Historically, the Predecessor's sources of liquidity included cash generated from operations and borrowings under our Predecessor’s revolving credit facility. Delek retained the working capital related to our Predecessor at the completion of the Offering, as those balances represented assets and liabilities related to our Predecessor's assets prior to the completion of the Offering.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
		Predecessor
Cash Flow Data:
Cash flows provided by operating activities	$1,980	$6,537
Cash flows (used in) investing activities	(1,276)	(24,285)
Cash flows (used in) provided by financing activities	(5,176)	17,740
Net decrease in cash and cash equivalents	$(4,472)	$(8)
Cash Flows from Operating Activities
Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2013, compared to net cash provided by operating activities of $6.5 million for the comparable period of 2012. The decrease in cash flows from operations in the first three months of 2013 from the same period in 2012 was primarily due to increases in inventories and other current assets and accounts receivable from related parties, offset by an increase in accounts payable and other current liabilities. Net income for the three months ended March 31, 2013 was $12.2 million, compared to $2.5 million in the same period of 2012.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.3 million for the first three months of 2013, compared to $24.3 million in the comparable period of 2012. We acquired the Nettleton Pipeline and Big Sandy assets in the first quarter 2012, for which we paid $23.3 million. The decrease in cash used in investing activities is due to the fact that we made no significant acquisitions in the first quarter 2013 compared to the first quarter 2012.
Cash used in investing activities includes capital expenditures during the three months ended March 31, 2013 of approximately $1.2 million, of which $1.1 million was spent on projects in the pipelines and transportation segment and $0.1 million was spent in the wholesale marketing and terminalling segment.

Cash Flows from Financing Activities
Net cash used in financing activities was $5.2 million in the three months ended March 31, 2013, compared to cash provided of $17.7 million in the comparable period of 2012. On January 24, 2013, our general partner's board of directors declared a quarterly cash distribution of $0.224 per unit, payable on February 14, 2013, to unitholders of record on February 6, 2013, totaling $5.5 million. The decrease in cash flows provided by financing activities in the first three months of 2013 from the same period in 2012 was primarily due to activity associated with our revolving credit facilities. There was no activity under the Delek Logistics Revolving Credit Facility in the three months ended March 31, 2013, compared to net proceeds from the Predecessor's revolving credit facility with Fifth Third Bank (the "Fifth Third Revolver") of $18.8 million in the first quarter of 2012. The Fifth Third Revolver was repaid and terminated in connection with the Offering.
Cash Position and Indebtedness
As of March 31, 2013, our total cash and cash equivalents were $19.0 million and we had total indebtedness of $90.0 million. Borrowing availability under our $175.0 million senior secured revolving credit agreement with Fifth Third Bank (the "Delek Logistics Revolving Credit Facility") was approximately $73.5 million and we had letters of credit issued of $11.5 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2013.
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
The credit facility is generally available to fund working capital, finance acquisitions and other capital expenditures, fund certain future distributions and for other general partnership purposes. We borrowed $90.0 million under the Delek Logistics Revolving Credit Facility at the completion of the Offering in order to fund a cash distribution to Delek Marketing & Supply LLC, a subsidiary of Delek ("Marketing"), in partial consideration of the contribution of assets to us and in part for reimbursement of capital expenditures associated with our assets. In connection with our cash distribution to Marketing in connection with the Offering, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015.
Additionally, Marketing provided a limited guaranty of the Partnership's obligations under the Delek Logistics Revolving Credit Facility. The guaranty is limited to an amount equal to the principal amount , plus unpaid and accrued interest, of a promissory note made by Delek in favor of Marketing (the “Holdings Note”). Marketing's guaranty is for the term of the Delek Logistics Revolving Credit Facility and secured by Marketing's pledge of the Holdings Note to our lender. As of March 31, 2013, the principal amount of the Holdings Note remained $102.0 million.
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
Borrowings under the Delek Logistics Credit Facility bear interest at a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at our election. The applicable margin varies based upon the leverage ratio calculation as of the last day of the period of the four fiscal quarters most recently ended.
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
Agreements Governing Certain Indebtedness of Delek
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of its credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $225.0 million at any time outstanding, which amount is subject to increase for certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and for certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the partnership and our subsidiaries and debt under certain types of contingent obligations. These arrangements also require that Delek maintain (i) consolidated shareholders’ equity of at least $525.0 million and (ii) a ratio of consolidated shareholders’ equity to adjusted total assets, which is defined as total assets less cash and certain liabilities, of at least 0.29 to 1.00. Although these covenants do not currently limit our ability to use the full capacity available under our revolving credit facility, we cannot assure you that such covenants will not impact such ability in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2013 were $1.3 million, of which approximately $1.1 million was spent in our pipelines and transportation segment and $0.1 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $8.8 million for 2013.
The following table summarizes our actual capital expenditures for the three months ended March 31, 2013 and planned capital expenditures for the full year 2013 by operating segment and major category (in thousands):

	Full Year 2013 Forecast	Three Months Ended March 31, 2013
Pipelines and Transportation:
Regulatory	$523	$—
Maintenance (1)	6,920	790
Discretionary projects (2)	1,120	338
Pipeline and transportation segment total	8,563	1,128
Wholesale Marketing and Terminalling:
Regulatory	—	—
Maintenance (1)	50	143
Discretionary projects (2)	200	5
Wholesale marketing and terminalling segment total	250	148
Total capital spending	$8,813	$1,276
Non-discretionary maintenance capital expenditures to be reimbursed by Delek (1)	3,970	$—
Discretionary Projects to be reimbursed by Delek (2)	920	$310
Net capital expenditures	3,923	$966

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
For the full year 2013, we plan to spend approximately $8.6 million in the pipeline and transportation segment. The majority of these capital expenditures will be spent on maintenance and discretionary projects, with $6.9 million and $1.1 million budgeted on these projects, respectively, for the pipeline and transportation segment. Of the $0.3 million budgeted for the wholesale marketing and terminalling segment, $0.2 million is allocated to discretionary projects in the three months ended March 31, 2013.
Under the omnibus agreement, Delek has agreed to reimburse us for any operating expenses in excess of $0.5 million per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards through November 7, 2017. In addition, Delek has agreed to reimburse us for a period of five years, ending November 7, 2017, for any costs in excess of $1.0 million per event (net of any insurance recoveries), up to $20.0 million per event, that we incur for the clean up or repair of a condition caused by the failure of any assets contributed to us by Delek. Furthermore, for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017, Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for such twelve month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described in the preceding sentence. Delek's reimbursement obligations will not survive any termination of the omnibus agreement.
In addition to these reimbursement obligations, Delek has agreed to reimburse us for discretionary capital expenditures in connection with certain capital improvements that are currently in progress and were in progress as of November 7, 2012. The first of these improvements is an addition to our Lion Pipeline System to transport crude oil from a rail delivery adjacent to the El Dorado Refinery to that refinery. This addition was completed in January 2013. During the three months ended March 31, 2013, Delek reimbursed us a nominal amount for the remaining cost of constructing this pipeline. Delek also reimbursed us $0.1 million in the first quarter of 2013 for the remainder of the costs incurred related to the completion of our reversal of the Paline Pipeline System. We will not generate further spending on this project as the reversal of the Paline Pipeline was completed in October 2012. In addition, Delek has reimbursed us $0.2 million for capital improvements necessary to enable bi-directional flow on our Nettleton Pipeline. The reversal of the Nettleton Pipeline is expected to be completed in the second quarter of 2013.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from and subsequent sales to our customers. At March 31, 2013, we held no outstanding swap contracts. Please read Note 11 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at a variable rate and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Additionally, our revolving credit facility requires us to maintain interest rate hedging arrangements, reasonably acceptable to the administrative agent, with respect to at least 50% of the amount funded at closing of the credit facility, which must be in place for at least a three-year period beginning no later than 120 days after the completion date of the Offering. Effective February 25, 2013, the Partnership entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements under the credit facility.
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
(b) Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, Section 404 requires that a public company's independent registered public accounting firm attest to our internal controls over financial reporting. Our first Annual Report on Form 10-K did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will report on such assertion as of December 31, 2013.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 other than the changes noted below:

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We inherited information technology systems and controls that monitor the movement of petroleum products through our pipeline systems, and also continue to rely on the information technology systems of Delek with respect to certain aspects of our operations. Information technology system failures, network disruptions (whether intentional by a third party or due to natural disaster), breaches of network or data security, or disruption or failure of the network system used to monitor and control pipeline operations could result in environmental damage, operational disruptions, regulatory enforcement or private litigation. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, or errors by our employees. Further, the failure to operate effectively any of our systems or systems of Delek that are used in connection with our operations, or problems we or Delek may experience with transitioning to upgraded or replacement systems, could significantly harm our business and operations and cause us to incur significant costs to remediate such problems.  In addition, a security compromise of our or Delek's internal data network may have disruptive impacts that could range from inconvenience in accessing business information to a disruption in our pipeline or terminal operations.  Cost increases may be incurred in this area to combat the continued escalation of hacking and/or disruptive criminal activity.  There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

ITEM 5. EXHIBITS

Exhibit No.		Description
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek Logistics Partners, LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (Unaudited), (iii)Condensed Combined Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Delek Logistics Partners, LP
By:	Delek Logistics GP, LLC
Its General Partner
By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 9, 2013

EXHIBIT INDEX

Exhibit No.		Description
31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek Logistics Partners, LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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