Form 10-Q
period 2013-06-30
Delek Logistics Partners, LP
filed 2013-08-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 2, 2013, there were 12,036,821 common units, 11,999,258 subordinated units, and 489,766 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$27,303	$23,452
Accounts receivable	38,009	27,725
Inventory	15,574	14,351
Deferred tax assets	14	14
Other current assets	283	169
Total current assets	81,183	65,711
Property, plant and equipment:
Property, plant and equipment	174,629	172,300
Less: accumulated depreciation	(22,947)	(18,790)
Property, plant and equipment, net	151,682	153,510
Goodwill	10,454	10,454
Intangible assets, net	11,913	12,430
Other non-current assets	3,590	3,664
Total assets	$258,822	$245,769
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,691	$21,849
Accounts payable to related parties	2,159	10,148
Fuel and other taxes payable	5,989	4,650
Accrued expenses and other current liabilities	5,323	3,615
Total current liabilities	45,162	40,262
Non-current liabilities:
Revolving credit facility	90,000	90,000
Asset retirement obligations	1,504	1,440
Deferred tax liability	—	17
Other non-current liabilities	8,574	9,625
Total non-current liabilities	100,078	101,082
Equity:
Common unitholders - public; 9,237,563 units issued and outstanding at June 30, 2013 (9,200,000 in 2012)	183,051	178,728
Common unitholders - Delek; 2,799,258 units issued and outstanding at June 30, 2013 (2,799,258 in 2012)	(126,095)	(127,129)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at June 30, 2013 (11,999,258 in 2012)	57,306	52,875
General Partner unitholders - Delek; 489,766 units issued and outstanding at June 30, 2013 (489,766 in 2012)	(680)	(49)
Total equity	113,582	104,425
Total liabilities and equity	$258,822	$245,769

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		Predecessor		Predecessor
	(In thousands)
Net sales	$230,141	$262,480	$441,036	$501,563
Operating costs and expenses:
Cost of goods sold	207,966	249,060	395,826	474,469
Operating expenses	6,067	4,884	11,929	9,094
General and administrative expenses	1,111	2,346	2,788	4,753
Depreciation and amortization	2,372	2,260	4,724	4,394
Gain on sale of assets	—	(5)	—	—
Total operating costs and expenses	217,516	258,545	415,267	492,710
Operating income	12,625	3,935	25,769	8,853
Interest expense, net	752	622	1,569	1,110
Income before income tax expense	11,873	3,313	24,200	7,743
Income tax expense	118	826	240	2,746
Net income	$11,755	$2,487	$23,960	$4,997
Comprehensive income	$11,755	$2,487	$23,960	$4,997

Less: General partner's interest in net income (2%)	234		$478
Limited partners' interest in net income	$11,521		$23,482

Net income per limited partner unit:
Common units - (basic)	$0.48		$0.98
Common units - (diluted)	$0.47		$0.97
Subordinated units - Delek (basic and diluted)	$0.48		$0.98

Weighted average limited partner units outstanding:
Common units - (basic)	12,006,843		12,003,071
Common units - (diluted)	12,159,084		12,128,764
Subordinated units - Delek (basic and diluted)	11,999,258		11,999,258

Cash distribution per unit	$0.395		$0.780
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
		Predecessor
	(In thousands)
Cash flows from operating activities:
Net income	$23,960	$4,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,724	4,394
Amortization of unfavorable contract liability to revenue	(1,334)	—
Amortization of debt issuance costs	374	94
Accretion of asset retirement obligations	98	53
Deferred income taxes	(17)	(8)
Unit-based compensation expense	112	53
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,284)	(7,875)
Inventories and other current assets	(1,337)	(6,036)
Accounts payable and other current liabilities	12,855	9,310
Accounts payable/receivable from related parties	(7,989)	(1,168)
Non-current assets and liabilities, net	(529)	(365)
Net cash provided by operating activities	20,633	3,449
Cash flows from investing activities:
Business combinations - Nettleton and Big Sandy	—	(23,272)
Purchases of property, plant and equipment	(2,329)	(2,203)
Proceeds from sale of property, plant and equipment	—	2
Net cash used in investing activities	(2,329)	(25,473)
Cash flows from financing activities:
Distributions to general partner	(299)	—
Distributions to common unitholders - Public	(5,602)	—
Distributions to common unitholders - Delek	(1,705)	—
Distributions to subordinated unitholders	(7,310)	—
Proceeds from revolving credit facility	—	157,300
Payments of revolving credit facility	—	(136,700)
Tax benefit from exercise of stock-based compensation	—	8
Capital (distributions) contributions	—	2,066
Reimbursement of capital expenditures by sponsor	463	—
Net cash (used in) provided by financing activities	(14,453)	22,674
Net increase in cash and cash equivalents	3,851	650
Cash and cash equivalents at the beginning of the period	23,452	35
Cash and cash equivalents at the end of the period	$27,303	$685
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,226	$1,015
Income taxes	$—	$1,305

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. The information presented in this Quarterly Report on Form 10-Q contains the unaudited condensed combined financial results of Delek Logistics Partners, LP Predecessor ("Predecessor"), our predecessor for accounting purposes, for the six months ended June 30, 2012. The unaudited condensed consolidated financial results for the six months ended June 30, 2013 include the results of operations for the Partnership. The balance sheets as of June 30, 2013 and December 31, 2012 present solely the condensed consolidated financial position of the Partnership.
The Partnership is a Delaware limited partnership formed in April 2012 by Delek Logistics GP, LLC, a subsidiary of Delek and our general partner. On November 7, 2012, we completed our initial public offering (the "Offering") of 9,200,000 common units representing limited partner interests.
Upon completion of the Offering, the Partnership consisted of the assets, liabilities and results of operations of certain crude oil and refined product pipelines and transportation, wholesale marketing and terminalling assets previously operated or held by Delek and certain of its subsidiaries including Delek Marketing & Supply, LLC ("Delek Marketing"), Paline Pipeline Company, LLC ("Paline") and Lion Oil Company ("Lion Oil"). Prior to the completion of the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to the Predecessor.
The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of the Partnership and its subsidiaries. As an entity under common control with Delek, we recorded the assets that Delek contributed to us concurrently with the completion of the Offering on our balance sheet at Delek's historical basis instead of fair value. Additionally, the accompanying unaudited condensed combined financial statements and related notes for the three and six months ended June 30, 2012 present the consolidated financial position, results of operations, cash flows and division equity of our Predecessor. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (our "Annual Report on Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K.
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. All significant intercompany transactions and account balances have been eliminated in the consolidation. Such intercompany transactions do not include those with Delek or our general partner. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
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
2. Acquisitions
Nettleton Acquisition
On January 31, 2012, Delek completed the acquisition of an approximately 35-mile long, eight and ten-inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. (“Plains”), which was subsequently contributed to the Partnership in connection with the Offering. The Nettleton Pipeline is used to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at Delek's Tyler, Texas refinery (the "Tyler Refinery"). Prior to the acquisition of the Nettleton Pipeline, Delek leased the Nettleton Pipeline from Plains under the terms of the Pipeline Capacity Lease Agreement dated April 12, 1999, as amended, which was terminated in connection with the acquisition of the Nettleton Pipeline.
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
Pro Forma Financial Information
We began consolidating the results of operations of the Nettleton Pipeline and Big Sandy on January 31, 2012 and February 7, 2012, respectively. The Nettleton Pipeline contributed $1.3 million and $3.2 million to net sales for the three and six months ended June 30, 2013, respectively, and $0.7 million and $2.1 million to net income for the three and six months ended June 30, 2013, respectively. Big Sandy contributed $0.4 million and $0.8 million to net sales for the three and six months ended June 30, 2013, respectively, $0.3 million and $0.6 million to net income for the three and six months ended June 30, 2013, respectively. Below are the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2012, as if these acquisitions had occurred on January 1, 2011 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	Predecessor	Predecessor
Net sales	$262,609	$501,692
Net income	$2,563	$5,063
3. Inventory
Inventories consisted of $15.6 million and $14.4 million of refined petroleum products as of June 30, 2013 and December 31, 2012, respectively. Cost of inventory is determined on a first-in, first-out basis.
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
The obligations under the Delek Logistics Revolving Credit Facility are secured by a first priority lien on substantially all of our tangible and intangible assets. Delek Marketing provides a limited guaranty of the Partnership's obligations under the credit facility limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the "Holdings Note"). Delek Marketing's guaranty is for the term of the Delek Logistics Revolving Credit Facility and is secured by Delek Marketing's pledge of the Holdings Note to our lenders. As of June 30, 2013, the principal amount of the Holdings Note was $102.0 million. The Delek Logistics Revolving Credit Facility matures on November 7, 2017. Borrowings under the credit facility bear interest at either a base rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. The applicable margin varies based upon the Partnership's leverage ratio, which is defined as the ratio of total funded debt to EBITDA as of the last day of the period of the four quarters most recently ended. At June 30,

2013, the weighted average borrowing rate was approximately 2.0%. Additionally, the Delek Logistics Revolving Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2013, this fee was 0.25% per year.
As of June 30, 2013, we had $90.0 million of outstanding borrowings under the Delek Logistics Revolving Credit Facility. In connection with our cash distribution to Delek Marketing, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015. Additionally, we had in place letters of credit totaling approximately $11.5 million with Fifth Third Bank primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at June 30, 2013. Amounts available under the Delek Logistics Revolving Credit Facility as of June 30, 2013 were approximately $73.5 million.
On July 9, 2013, the Partnership amended and restated the Delek Logistics Revolving Credit Facility by entering into an Amended and Restated Senior Secured Revolving Credit Agreement with Fifth Third Bank as administrative agent, and a syndicate of lenders (the “Amended and Restated Credit Agreement”). See Note 14 for additional information.
5. Income Taxes
Our effective income tax rate decreased to 1.0% for the three months ended June 30, 2013 compared to our Predecessor's effective income tax rate of 24.9% for the three months ended June 30, 2012. The decrease in our effective tax rate is due to the fact that we are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. For tax purposes, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under our partnership agreement.
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

6. Net Income Per Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating security. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and incentive distributions, if any, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for incentive distributions, if any, to our general partner, which is the holder of the incentive distribution rights pursuant to our partnership agreement, which are declared and paid following the close of each quarter.
Net income per unit is only calculated for periods after the Offering as no units were outstanding prior to November 7, 2012. Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The basic weighted-average number of units outstanding for the six months ended June 30, 2013 increased to 24,492,095 units from 24,488,282 units in the first quarter 2013.
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

Our distributions are declared subsequent to quarter end. Therefore, the table represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$11,755	$—	$23,960	$—
Less: General partner's distribution	193	—	382	—
Less: Limited partners' distribution	4,755	—	9,375	—
Less: Subordinated partner's distribution	4,740	—	9,360	—
Earnings in excess of distributions	$2,067	$—	$4,843	$—

General partner's earnings:
Distributions	$193	—	382	—
Allocation of earnings in excess of distributions	41	—	96	—
Total general partner's earnings	$234	$—	$478	$—

Limited partners' earnings on common units:
Distributions	$4,755	—	9,375	—
Allocation of earnings in excess of distributions	1,015	—	2,375	—
Total limited partners' earnings on common units	$5,770	$—	$11,750	$—

Limited partners' earnings on subordinated units:
Distributions	$4,740	—	9,360	—
Allocation of earnings in excess of distributions	1,012	—	2,372	—
Total limited partner's earnings on subordinated units	$5,752	$—	$11,732	$—

Weighted average limited partner units outstanding:
Common units - (basic)	12,006,843		12,003,071
Common units - (diluted)	12,159,084		12,128,764
Subordinated units - Delek (basic and diluted)	11,999,258		11,999,258

Net income per limited partner unit:
Common - (basic)	$0.48		$0.98
Common - (diluted)	$0.47		$0.97
Subordinated - (basic and diluted)	$0.48		$0.98

7. Equity
We had 9,237,563 common limited partner units held by the public outstanding as of June 30, 2013. Additionally, as of June 30, 2013, Delek owned a 60.3% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 98.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 489,766 general partner units. In accordance with our partnership agreement, Delek's subordinated units will convert to common units once specified distribution targets and other requirements have been met.

Equity Activity
The summarized changes in the carrying amount of our equity are as follows:

	Common - public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2012	$178,728	$(127,129)	$52,875	$(49)	$104,425
Cash Distributions	(5,602)	(1,705)	(7,310)	(298)	(14,915)
Partnership Earnings	9,013	2,737	11,732	478	23,960
Unit-based compensation	924	—	—	(812)	112
Balance at June 30, 2013	$183,063	$(126,097)	$57,297	$(681)	$113,582
Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and our general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to our general partner.
Cash Distributions
Our first amended and restated partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012	$0.224	$0.896	$5,486	February 14, 2013	February 6, 2013
March 31, 2013	$0.385	$1.54	$9,429	May 15, 2013	May 7, 2013
June 30, 2013	$0.395	$1.58	$9,688	August 13, 2013	August 6, 2013

The allocation of total quarterly cash distributions expected to be made to general and limited partners is as follows for the three and six months ended June 30, 2013. Our distributions are declared subsequent to quarter end. Therefore, the table represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General partner's interest	$193	$—	$382	$—

Limited partners' distribution:
Common	$4,755	$—	$9,375	$—
Subordinated	4,740	—	9,360	—
Total cash distributions	$9,688	$—	$19,117	$—

Cash distributions per unit	$0.395		$0.780
8. Equity Based Compensation
We incurred $0.1 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2013. The fair value of our phantom units is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period. As of June 30, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 4.5 years.
Sponsor's Stock-Based Compensation
Certain employees supporting the Predecessor's operations received long-term incentive compensation that is part of the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”). The 2006 Plan allows Delek to grant stock options, stock appreciation rights ("SARs"), restricted stock units and other stock-based awards denominated in shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates, including these employees. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right awards, with the exception of the SARs granted to certain executive employees, which are valued under the Monte-Carlo simulation model. Restricted stock units are measured based on the fair market value of the underlying stock on the date of grant. Compensation expense related to stock-based awards is generally recognized with graded or cliff vesting on a straight-line basis over the vesting period.
Certain Delek employees supporting the Predecessor's operations were historically granted these types of awards. These costs were recorded as compensation expense and additional paid-in capital and totaled a nominal amount related to the Predecessor's employees for the three and six months ended June 30, 2012. The Predecessor recognized additional compensation expense related to equity-based compensation awards to related party employees of $0.2 million and $0.3 million for the three and six months ended June 30, 2012 for allocated related party services and an allocation of director and executive officer equity-based compensation.
As of June 30, 2012, there was $0.5 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements for the Predecessor's employees, which was expected to be recognized over a weighted-average period of 3.0 years. Subsequent to the Offering, these costs are allocated to the Partnership as part of the administrative fees under the omnibus agreement.
9. Segment Data
We report our assets and operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling:

•	The pipelines and transportation segment provides crude oil gathering, transportation and storage services to Delek's refining operations and independent third parties.

•	The wholesale marketing and terminalling segment provides marketing and terminalling services to Delek's refining operations and independent third parties.
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
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Three Months Ended June 30, 2013
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,666	$216,475	$230,141
Operating costs and expenses:
Cost of goods sold	—	207,966	207,966
Operating expenses	4,727	1,340	6,067
Segment contribution margin	$8,939	$7,169	16,108
General and administrative expenses			1,111
Depreciation and amortization			2,372
Operating income			$12,625
Total assets	$156,842	$101,980	$258,822
Capital spending (excluding business combinations)	365	688	$1,053

	Three Months Ended June 30, 2012
	Predecessor
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$6,801	$255,679	$262,480
Operating costs and expenses:
Cost of goods sold	—	249,060	249,060
Operating expenses	3,815	1,069	4,884
Segment contribution margin	$2,986	$5,550	8,536
General and administrative expenses			2,346
Depreciation and amortization			2,260
Loss on sale of assets			(5)
Operating income			$3,935
Total assets	$111,214	$125,592	$236,806
Capital spending (excluding business combinations)	$715	$475	$1,190

	Six Months Ended June 30, 2013
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$27,265	$413,771	$441,036
Operating costs and expenses:
Cost of goods sold	—	395,826	395,826
Operating expenses	9,348	2,581	11,929
Segment contribution margin	$17,917	$15,364	33,281
General and administrative expenses			2,788
Depreciation and amortization			4,724
Operating income			$25,769
Total assets	$156,842	$101,980	$258,822
Capital spending (excluding business combinations)	$1,493	$836	$2,329

	Six Months Ended June 30, 2012
	Predecessor
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$13,480	$488,083	$501,563
Operating costs and expenses:
Cost of goods sold	—	474,469	474,469
Operating expenses	7,093	2,001	9,094
Segment contribution margin	$6,387	$11,613	18,000
General and administrative expenses			4,753
Depreciation and amortization			4,394
Loss on sale of assets			—
Operating income			$8,853
Total assets	$111,214	$125,592	$236,806
Capital spending (excluding business combinations)	$1,091	$1,112	$2,203

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2013 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$127,293	$47,336	$174,629
Less: Accumulated depreciation	(11,288)	(11,659)	(22,947)
Property, plant and equipment, net	$116,005	$35,677	$151,682
Depreciation expense for the three months ended June 30, 2013	$1,660	$446	$2,106
Depreciation expense for the six months ended June 30, 2013	$3,265	$892	$4,157
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

Over the counter commodity swaps and sale contracts are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our over the counter commodity swaps are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus. These are classified as Level 2.
The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at June 30, 2013 was as follows (in thousands):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	—	247	—	$247
Commodity derivatives	—	66	—	66
Total assets	—	313	—	313
As of December 31, 2012, there was a nominal amount of financial liabilities accounted for at fair value on a recurring basis.
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters ("ASC 815-10-45"), wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty where the legal right of offset exists. As of December 31, 2012, a nominal amount of net derivative positions are included in other current assets and other current liabilities, respectively on the accompanying condensed consolidated balance sheets.
Our policy under the guidance of ASC 815-10-45, is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of June 30, 2013 and December 31, 2012, a nominal amount of cash collateral was held by counterparty brokerage firms.
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
We enter into forward fuel contracts with major financial institutions in which we fix the purchase price of finished grade fuel for a predetermined number of units with fulfillment terms of less than 90 days. During the three and six months ended June 30, 2013 and June 30, 2012, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income.
From time to time, we may also enter into interest rate hedging agreements to limit variable interest rate exposure under the Delek Logistics Revolving Credit Facility. The Delek Logistics Revolving Credit Facility requires us to maintain interest rate hedging arrangements on at least 50% of the amount funded at closing of the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements under the Delek Logistics Revolving Credit Facility. On July 9, 2013, the Partnership entered into the Amended and Restated Credit Agreement. See Note 14 for additional information.
The table below presents the fair value of our derivative instruments, as of June 30, 2013. As of December 31, 2012, there was a nominal amount of financial liabilities accounted for at fair value on a recurring basis.

		June 30, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$247	$—
Commodity derivatives	Other current assets	$66	$—
Total net fair value of derivatives		$313	$—

Gains (losses) recognized associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2013 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2013	2012	2013	2012
			Predecessor		Predecessor
Interest rate derivatives	Interest expense	$92	$—	$25	$—
Commodity derivatives	Cost of goods sold	101	283	(103)	177
	Total	$193	$283	$(78)	$177
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
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate entities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of FERC's tariff requirements but will comply with other regulatory requirements.
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are subject to increase or decrease on July 1 of each year, beginning on July 1, 2013, by the amount of any change in FERC oil pipeline index or, in the case of the east Texas marketing agreement, the consumer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
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
Magnolia Station Crude Oil Release
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery"). The pumping facility is owned by our subsidiary SALA Gathering Systems, LLC. Since detecting the release we have worked to contain the release, recover the released crude oil and remediate those areas impacted by the release, coordinating our efforts with the EPA and state authorities to restore the impacted area to the satisfaction of the appropriate regulatory authorities. As of the date of this filing, we believe we have substantially completed all necessary remediation, restoration and monitoring of the areas affected by the crude oil release. The release did not impact the delivery of crude oil from the Magnolia Station to the El Dorado Refinery and did not interrupt the operations of the El Dorado Pipeline connected to the Magnolia Station.
We believe the total costs and liabilities associated with this event are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement (as described in Note 13—Related Party Transactions), to indemnify us for any costs in excess of $0.25 million that we incur as a result of the failure at the pumping facility.
Contracts and Agreements
Substantially all of the petroleum products we sell in west Texas are purchased from two suppliers, Noble Petro, Inc. ("Noble Petro") and Magellan Asset Services, L.P. ("Magellan"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we are able to purchase up to 20,350 barrels per day of petroleum products at the Abilene, Texas terminal, which we own, for sales at the Abilene and San Angelo terminals and to exchange barrels with third parties. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrent with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017. There are no options to renew the contract.
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
Letters of Credit
As of June 30, 2013, we had in place letters of credit totaling approximately $11.5 million under the Delek Logistics Revolving Credit Facility primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at June 30, 2013.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.1 million and $0.2 million, respectively for the three and six months ended June 30, 2013 and $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively.
We have a five-year ground lease agreement with Lion Oil effective November 7, 2012 for the land on which an above ground storage tank and related facilities are located. The land measures approximately seven acres of Lion Oil's refinery site. The tank and related facilities are used for the storage and throughput of such crude oil or other hydrocarbon substances or any resulting refined products. The fees paid to Lion Oil were nominal for the three and six months ended June 30, 2013.
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
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, beginning on July 1, 2013, by the amount of any change in FERC oil pipeline index or, in the case of the east Texas marketing agreement, the consumer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
We also entered into several new agreements with Delek in connection with the Partnership's purchase from Delek of a terminal, storage tanks and related assets adjacent to the Tyler Refinery (the "Tyler Transaction") on July 26, 2013. See Note 14 for additional information.
Pipelines and Transportation
Lion Pipeline System. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery for crude oil and finished products. Under this pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput volumes on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 barrels per day (bpd) (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a tariff rate of $0.85 per barrel through June 30, 2013. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a tariff rate of $0.10 per barrel through June 30, 2013.

•
SALA Gathering System. The minimum throughput commitment is an aggregate of 14,000 bpd (on a quarterly average basis) of crude oil transported on the SALA Gathering System at a tariff rate of $2.25 per barrel through June 30, 2013. Volumes initially gathered on the SALA Gathering System before injection into the Lion Pipeline System are not subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

For a discussion of a third party's involvement in this agreement, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement."
East Texas Crude Logistics System. We entered into a five-year pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for the Tyler Refinery. This agreement replaced the pipelines and tankage agreement between Delek and our Predecessor. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput volumes of crude oil of at least 35,000 bpd, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a transportation fee of $0.40 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee of $0.20 per barrel. In addition, Delek pays a storage fee of $250,000 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system.

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

Terminalling. We entered into two five-year terminalling services agreements pursuant to which Delek pays us fees for providing terminalling services to Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.50 per barrel. The Big Sandy terminal is currently not operational because the Hopewell Pipeline (as defined in Note 14), which is necessary for the use of the terminal, is currently out of service. However, in July 2013, we purchased the Hopewell Pipeline. See Note 14 for additional information. Although the terminal was not operational, Delek paid us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due per the agreement.

Payments Made Under Commercial Agreements

The amounts paid under the commercial agreements with Delek described above during the three and six months ended June 30, 2013 are as follows:

•
Delek paid us approximately $9.4 million and $18.2 million pursuant to the Lion Pipeline System pipeline and storage facilities agreement and the Memphis terminalling agreement during the three and six months ended June 30, 2013, respectively. Delek paid our Predecessor approximately $3.4 million and $7.1 million for the three and six months ended June 30, 2012, respectively for similar pipeline and storage facilities services.

•
Delek paid us approximately $2.0 million and $4.6 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement during the three and six months ended June 30, 2013, respectively, and paid our Predecessor approximately $2.5 million and $4.8 million for the three and six months ended June 30, 2012, respectively, under a similar pipeline and tankage agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012;

•
Delek paid us approximately $3.7 million and $6.7 million pursuant to the East Texas marketing agreement during the three and six months ended June 30, 2013, respectively, and paid our Predecessor approximately $3.5 million and $6.4 million for the three and six months ended June 30, 2012, respectively, under a similar marketing agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012; and

•	Delek paid us approximately $0.4 million pursuant to the terminalling agreement for services at our Big Sandy terminal for both the three and six months ended June 30, 2013.
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

Other Agreements with Delek

In addition to the the commercial agreements described above, the Partnership entered into the following agreements with Delek upon the completion of the Offering:

Omnibus Agreement
We entered into an omnibus agreement with Delek under which Delek agreed not to compete with us under certain circumstances and granted us a right of first offer to acquire certain of its retained logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future. The omnibus agreement also contains the terms under which Delek will have a right of first refusal to purchase our assets that serve its refineries, including the Lion Pipeline System, the SALA Gathering System, the East Texas Crude Logistics System, the Big Sandy terminal, the Memphis terminal and the Paline Pipeline System. In addition, the omnibus agreement contains the terms under which Delek will have a right of first refusal to enter into an agreement with respect to all or a portion of the capacity of the Paline Pipeline System's 185-mile, 10-inch crude oil pipeline running between Longview and Nederland, Texas following the termination of our current contract with a major integrated oil company at December 31, 2014. Under the omnibus agreement, Delek also is required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct after the Offering. The omnibus agreement also requires us to pay a $2.7 million annual fee to Delek, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters. The omnibus agreement also requires Delek to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal of the Paline Pipeline System and sign the connection agreement described below under "Other Agreements." We paid Delek approximately $0.9 million during both the three and six months ended June 30, 2013 pursuant to this agreement. Delek paid us approximately $0.9 million pursuant to this agreement during the three months ended March 31, 2013 as indemnification relative to the Paline Pipeline System. No indemnification fees with respect to the Paline Pipeline System were paid to us during the three months ended June 30, 2013.
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
On July 26, 2013, in connection with the Tyler Transaction, the Partnership amended and restated the omnibus agreement (the "Restated Omnibus Agreement"). See Note 14 for additional information.
Magnolia Station Crude Oil Release
We believe the total costs and liabilities associated with the release of crude oil within a pumping facility at the Magnolia Station are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement, to indemnify us for any costs in excess of $0.25 million that we incur as a result of the failure at the pumping facility. See Note 12 for additional information.

Operation and Management Services Agreement
Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. We and our general partner entered into an operation and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operation and management services with respect to our pipelines, storage and terminalling facilities and related assets, including operating and maintaining flow and pressure control, maintaining and repairing our pipelines, storage and terminalling facilities and related assets, conducting routine operational activities, and managing transportation and logistics, contract administration, crude oil and refined product measurement, database mapping, rights-of-way, materials, engineering support and such other services as our general partner and Delek may mutually agree upon from time to time. We and/or our general partner reimburse Delek for such services under the operation and management services agreement. We and our subsidiaries paid Delek approximately $2.4 million and $4.8 million pursuant to this agreement during the three and six months ended June 30, 2013, respectively.
On July 26, 2013, in connection with the Tyler Transaction, the Partnership, our general partner and Delek Logistics Services Company terminated the operation and management services agreement. We will continue to reimburse our general partner for the services it provides to us under out partnership agreement. See Note 14 for additional information.
Other Agreements
Paline Pipeline System Capacity Reservation. In 2011, prior to our purchase of the Paline Pipeline System, a major integrated oil company contracted with Paline to reverse the pipeline to primarily run southbound. In exchange, the oil company agreed to pay for use of 100% of such southbound capacity for a monthly fee of $450,000 and $529,250 per month in 2012 and 2013, respectively, which will thereafter be subject to annual escalation based on the producer price index during any renewal periods. Under the contract, the pipeline was to be reversed in four segments and the amount of usage fees to be paid is based on the number of segments reversed. The monthly fees payable to us under our agreement with this customer will increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
Pursuant to the terms of the usage contract, this customer was required to make only payments of $229,000 per month for this capacity until the final segment of the reversal of the Paline Pipeline System was completed and we entered into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012. The connection agreement was fully executed in April 2013, even though our customer had not yet completed the work on its tanks. Because we completed our necessary work, we believe we were owed the full payment under the contract beginning in November 2012 but our customer paid only $229,000 per month in 2012 and during the first quarter 2013. Pursuant to our omnibus agreement with Delek (described above), Delek has agreed to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee if such failure is attributable to these conditions not being satisfied. Beginning in the second quarter 2013 and going forward we began receiving the minimum amount payable of $529,250 per month under the contract as well as fees associated with throughput on volumes in excess of 30,000 bpd.
Delek Transactions
In addition to the agreements described above, we purchased finished product from Delek, totaling $17.8 million and $30.6 million during the three and six months ended June 30, 2013, respectively. We also purchased bulk biofuels totaling $6.3 million and $12.5 million during the three and six months ended June 30, 2013, respectively, from Delek for sale and exchange at our Abilene and San Angelo, Texas terminals. In addition, we sold Renewable Identification Numbers in the amount of approximately $1.7 million and $3.5 million to Delek during the three and six months ended June 30, 2013.
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
MAPCO Express, Inc. ("Express"), provided general and administrative support for us, including services such as corporate management, accounting and payroll. In exchange for these services, we paid Express a monthly management fee. Total management fees paid to Express for the three and six months ended June 30, 2012 were $0.3 million and $0.6 million , respectively, which is recorded in general and administrative expenses in the accompanying condensed combined statement of operations.

Payroll expenses for certain employees of Delek were transferred to us. In the three and six months ended June 30, 2012, $0.5 million and $1.0 million, respectively in payroll expenses were reclassified to us from Delek and are included in general and administrative expenses in the accompanying condensed combined statements of income.
Lion Oil provided general and administrative support for us, including services such as corporate management, insurance, accounting and payroll. The property and liability insurance costs were allocated to us based on a percentage of property and equipment cost until actual insurance costs were billed. Insurance allocations were $0.2 million and $0.6 million during the three and six months ended June 30, 2012 and are recorded in general and administrative expenses in the accompanying condensed combined statements of income. The remaining shared services costs were allocated based on a percentage of salaries expense and were $0.4 million and $0.6 million during the three three and six months ended June 30, 2012. These costs are recorded in general and administrative expenses in the accompanying condensed combined statements of income.
J. Christy Construction Inc., a subsidiary of Lion Oil, provided certain repairs, maintenance, and other contract services to us totaling $0.4 million and $0.6 million for the three and six months ended June 30, 2012, which are recorded in operating expenses in the accompanying condensed combined statements of income.
We had revenues from Lion Oil related to the SALA Gathering and Lion Pipeline Systems totaling $3.4 million and $7.1 million during the three and six months ended June 30, 2012. We had revenues from Lion Oil related to the Nashville terminal totaling $0.2 million and $0.4 million during the three and six months ended June 30, 2012. Following the Offering, the Partnership has third party revenues regarding the SALA Gathering and Lion Pipeline Systems and the Nashville terminal. Historically, we participated in Lion Oil's centralized cash management program under which cash receipts and cash disbursements were processed through Lion Oil's cash accounts with a corresponding credit or charge to an affiliate account. The affiliate account is included in division equity. Following the Offering, the Partnership maintains separate cash accounts.
We entered into a service agreement with Delek effective October 1, 2006, which among other things, required Delek to pay service fees to us based on the number of gallons sold at the Tyler Refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. Service fees income received from Delek Refining, Ltd. ("Delek Refining") for the three and six months ended June 30, 2012 was $3.5 million and $6.4 million, respectively and is recorded in net sales in the accompanying condensed combined statements of income.
We and Delek had a service agreement, which among other things, required Delek to pay us throughput and storage fees based on the amount of the crude transported and/or stored. This fee equates to $0.35 per barrel transported into the refinery, plus $0.3 million per month for storage, or $0.7 million, whichever was greater. Additionally, Delek paid us a quarterly fee of approximately $0.2 million to compensate for the tax consequence resulting from the depreciation expense that was not incurred by us due to the accounting treatment of the acquisition of the pipeline assets. Total fees paid to us in conjunction with pipeline storage fees were $2.5 million and $4.8 million during the three and six months ended June 30, 2012. Total fees paid to us related to tax depreciation were $0.2 million and $0.4 million during the three and six months ended June 30, 2012 and are recorded as a reduction of general and administrative expenses in the accompanying condensed combined statements of income.
During the three and six months ended June 30, 2012, Delek sold finished product to us in the amount of $5.1 million and $9.8 million, respectively. During the fourth quarter of 2011, we began selling bulk biofuels fuels primarily to Delek, which totaled $59.7 million and $102.2 million for the three and six months ended June 30, 2012.
We recognized $0.2 million and $0.3 million for the three and six months ended June 30, 2012 in compensation expense related to stock-based compensation awards to related party employees for allocated related party services and an allocation of director and executive officer equity-based compensation.
14. Subsequent Events

Distribution Declaration
On July 26, 2013, our general partner's board of directors declared a quarterly cash distribution of $0.3950 per unit, payable on August 13, 2013, to unitholders of record on August 6, 2013.

Amended and Restated Credit Facility

On July 9, 2013, the Partnership amended and restated the Delek Logistics Revolving Credit Facility by entering into the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the lender commitments were increased from $175.0 million to $400.0 million. The Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or a CDOR (Canadian interbank bid) rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently available Leverage Ratio.

Hopewell Acquisition

On July 19, 2013, Delek Logistics purchased a 13.5 mile pipeline from Enterprise TE Products Pipeline Company LLC (the "Hopewell Pipeline"). The Hopewell Pipeline originates at the Tyler Refinery and terminates at the Hopewell delivery yard, where it connects to our pipeline that terminates at the Big Sandy terminal. The aggregate purchase price was approximately $5.4 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline). In connection with the acquisition of the Hopewell Pipeline, on July 25, 2013 the Partnership and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) (the “Amended and Restated Services Agreement”), which amends and restates the Terminalling Services Agreement (Big Sandy Terminal) dated November 7, 2012 between the Partnership and Delek Refining to, among other things, include a minimum throughput commitment and a per barrel throughput fee that Delek will pay us for throughput along the pipelines from the Tyler Refinery to the Big Sandy terminal.

Tyler Terminal and Tankage Acquisition

On July 26, 2013, the Partnership, through Delek Marketing & Supply, LP ("DKL Marketing"), completed the Tyler Transaction with Delek Refining, pursuant to which DKL Marketing acquired a refined products terminal, storage tanks and related assets adjacent to the Tyler Refinery from Delek Refining. The purchase price paid for the assets acquired was $94.8 million in cash, comprised of $77.0 million financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility and $17.8 million in cash on hand. In addition, the parties entered into several contracts and amended certain existing contracts in connection with the Tyler Transaction. The assets acquired in the Tyler Transaction consist of:

•
The refined products terminal located at the Tyler Refinery (the "Tyler Terminal"), which consists of a truck loading rack with nine loading bays supplied by pipeline from storage tanks located at the Tyler Refinery, along with certain ancillary assets. Total throughput capacity for the terminal is approximately 72,000 bpd. For the year ended December 31, 2012, approximately 55,000 bpd of refined products were throughput at this terminal.

•
Ninety-six storage tanks and certain ancillary assets (such as tank pumps and piping) located adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels (such storage tanks and certain ancillary assets, the "Tyler Storage Tanks"). The Tyler Storage Tanks, together with the Tyler Terminal, are sometimes hereinafter referred to as the "Tyler Assets."

In connection with the Tyler Transaction, the Partnership entered into, amended and terminated, as applicable, the following material definitive agreements:

Tyler Throughput and Tankage Agreement. On July 26, in connection with the Tyler Transaction, Delek Refining and DKL Marketing entered into the Tyler Throughput and Tankage Agreement (the "Throughput and Tankage Agreement"). Under the Throughput and Tankage Agreement, DKL Marketing will provide Delek Refining with throughput and storage services in return for throughput and storage fees. The initial term of the Throughput and Tankage Agreement is eight years and Delek Refining, at its sole option, may extend the term for two renewal terms of four years each.

Amended and Restated Omnibus Agreement.  On July 26, 2013, in connection with the Tyler Transaction, the Partnership entered into the Restated Omnibus Agreement with our general partner, DKL Marketing, certain of the Partnership's other subsidiaries, Delek US, Delek Refining and Lion Oil. The Restated Omnibus Agreement amends and restates the omnibus agreement dated November 7, 2012 by and among the parties and includes, among other things: (i) certain modifications in the reimbursement by Delek US and certain of its subsidiaries for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek for corporate general and administrative services.

Tyler Lease and Access Agreement.  On July 26, 2013, in connection with the Tyler Transaction, Delek Refining and DKL Marketing entered into the Tyler Lease and Access Agreement (the "Tyler Lease"). Under the Tyler Lease, DKL Marketing will lease from Delek Refining the real property on which the Tyler Assets are located. The Tyler Lease has an initial term of 50 years with automatic renewal for a maximum of four successive 10-year period thereafter.

Tyler Site Services Agreement.  On July 26, 2013, in connection with the Tyler Transaction, Delek Refining and DKL Marketing entered into the Tyler Site Services Agreement (the "Site Services Agreement"). Under the Site Services Agreement, Delek Refining will provide DKL Marketing with shared use of certain services, materials and facilities that are necessary to operate and maintain the Tyler Assets as currently operated and maintained. The term of the Site Services Agreement is the same as the Tyler Lease discussed above.

Operation and Management Services Agreement. On July 26, 2013, in connection with the Tyler Transaction, the Partnership, our general partner and Delek Logistics Services Company terminated the operation and management services agreement dated as of November 7, 2012. We will continue to reimburse our general partner for services it provides to us, pursuant to the terms of our partnership agreement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP Predecessor," the "Predecessor," and "we," "our," "us" or like terms, when used in the context of periods prior to November 7, 2012, refer to Delek Logistics Partners, LP Predecessor, the Partnership's predecessor for accounting purposes. References to "Delek Logistics Partners, LP," the "Partnership," and "we," "our," "us," or like terms, when used in the present tense or in the context of periods on or after November 7, 2012, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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

Our wholesale marketing and terminalling segment consists primarily of the following assets: (i) refined products terminals in Abilene, Texas and San Angelo, Texas, which we lease to Noble Petro, Inc. (“Noble Petro”); (ii) product pipelines in west Texas connecting the Abilene, Texas and San Angelo, Texas terminals to the Magellan Orion pipeline, which we also lease to Noble Petro, and (iii) refined products terminals in Big Sandy, Texas, Memphis, Tennessee, and Nashville, Tennessee. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our Abilene, Texas and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products from third parties for sale and exchange to third parties, and providing terminalling services to independent third parties and Delek.

Recent Developments

Amended and Restated Credit Facility

On July 9, 2013, the Partnership amended and restated the Delek Logistics Revolving Credit Facility by entering into the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the lender commitments were increased from $175.0 million to $400.0 million. The Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or a CDOR (Canadian interbank bid) rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently available Leverage Ratio.

Hopewell Acquisition

On July 19, 2013, Delek Logistics purchased (the "Hopewell Acquisition") a 13.5 mile pipeline from Enterprise TE Products Pipeline Company LLC (the "Hopewell Pipeline"). The Hopewell Pipeline originates at the Tyler Refinery and terminates at the Hopewell delivery yard, where it connects to our pipeline that terminates at the Big Sandy terminal. The aggregate purchase price was approximately 5.4 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline). In connection with the acquisition of the Hopewell Pipeline, on July 25, 2013 the Partnership and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) (the “Amended and Restated Services Agreement”), which amends and restates the Terminalling Services Agreement (Big Sandy Terminal) dated November 7, 2012 between the Partnership and Delek Refining, Ltd. ("Delek Refining") to, among other things, include a minimum throughput commitment and a per barrel throughput fee that Delek will pay us for throughput along the pipelines from the Tyler Refinery to the Big Sandy terminal.

Tyler Terminal and Tankage Acquisition

On July 26, 2013, the Partnership, through our subsidiary, Delek Marketing & Supply, LP ("DKL Marketing") completed a transaction (the "Tyler Transaction") with Delek Refining, pursuant to which DKL Marketing acquired a refined products terminal, storage tanks and related assets adjacent to the Tyler Refinery from Delek Refining. The purchase price paid for the assets acquired was $94.8 million in cash, comprised of $77.0 million financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility and $17.8 million in cash on hand. In addition, the parties entered into several contracts and amended certain existing contracts in connection with the Tyler Transaction. The assets acquired in the Tyler Transaction consist of:

•
The refined products terminal located at the Tyler Refinery (the "Tyler Terminal"), which consists of a truck loading rack with nine loading bays supplied by pipeline from storage tanks located at the Tyler Refinery, along with certain ancillary assets. Total throughput capacity for the terminal is approximately 72,000 bpd. For the year ended December 31, 2012, approximately 55,000 bpd of refined products were throughput at this terminal.

•
Ninety-six storage tanks and certain ancillary assets (such as tank pumps and piping) located adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels (such storage tanks and certain ancillary assets, the "Tyler Storage Tanks"). The Tyler Storage Tanks, together with the Tyler Terminal, are sometimes hereinafter referred to as the "Tyler Assets."

In connection with the Tyler Transaction, the Partnership entered into, amended and terminated, as applicable, the following material definitive agreements:

Tyler Throughput and Tankage Agreement. On July 26, in connection with the Tyler Transaction, Delek Refining and DKL Marketing entered into the Tyler Throughput and Tankage Agreement (the "Throughput and Tankage Agreement"). Under the Throughput and Tankage Agreement, DKL Marketing will provide Delek Refining with throughput and storage services in return for throughput and storage fees. The initial term of the Throughput and Tankage Agreement is eight years and Delek Refining, at its sole option, may extend the term for two renewal terms of four years each.

Amended and Restated Omnibus Agreement.  On July 26, 2013, in connection with the Tyler Transaction, the Partnership entered into an Amended and Restated Omnibus Agreement (the "Restated Omnibus Agreement") with our general partner, DKL Marketing, certain of the Partnership's other subsidiaries, Delek US, Delek Refining and Lion Oil Company ("Lion Oil"), a wholly owned subsidiary of Delek US. The Restated Omnibus Agreement amends and restates the omnibus agreement dated November 7, 2012 by and among the parties and includes the following, among others: (i) certain modifications in the reimbursement by Delek US and certain of its subsidiaries for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek for corporate general and administrative services.

Tyler Lease and Access Agreement.  On July 26, 2013, in connection with the Tyler Transaction, Delek Refining and DKL Marketing entered into the Tyler Lease and Access Agreement (the "Tyler Lease"). Under the Tyler Lease, DKL Marketing will lease from Delek Refining the real property on which the Tyler Assets are located. The Tyler Lease has an initial term of 50 years with automatic renewal for a maximum of four successive 10-year period thereafter.

Tyler Site Services Agreement.  On July 26, 2013, in connection with the Tyler Transaction, Delek Refining and DKL Marketing entered into the Tyler Site Services Agreement (the "Site Services Agreement"). Under the Site Services Agreement, Delek Refining will provide DKL Marketing with shared use of certain services, materials and facilities that are necessary to operate and maintain the Tyler Assets as currently operated and maintained. The term of the Site Services Agreement is the same as the Tyler Lease discussed above.

Operation and Management Services Agreement. On July 26, 2013, in connection with the Tyler Transaction, the Partnership, our general partner and Delek Logistics Services Company terminated the operation and management services agreement dated as of November 7, 2012. We will continue to reimburse our general partner for services it provides to us, pursuant to the terms of the partnership agreement.

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
We also entered into several new agreements with Delek as part of the Tyler Transaction on July 26, 2013. See "Recent Developments—Tyler Terminal and Tankage Acquisition" for more information.
Pipelines and Transportation
Lion Pipeline System. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery. For a discussion of a third party's involvement in this agreement, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement". Under this pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput requirements on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 bpd (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a tariff rate of $0.85 per barrel through June 30, 2013. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a tariff rate of $0.10 per barrel through June 30, 2013.

•
SALA Gathering System. The minimum throughput commitment is an aggregate of 14,000 bpd (on a quarterly average basis) of crude oil transported on the SALA Gathering System at a tariff rate of $2.25 per barrel through June 30, 2013. Volumes initially gathered on the SALA Gathering System before injection into the Lion Pipeline System are not subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

East Texas Crude Logistics System. We entered into a pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for the Tyler Refinery. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput requirements of at least 35,000 bpd of crude oil, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a transportation fee of $0.40 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee of $0.20 per barrel. In addition, Delek pays a storage fee of $250,000 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system.
The East Texas Crude Logistics System is comprised of the Nettleton and McMurrey Pipelines. The Nettleton Pipeline is used to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at the Tyler Refinery. The McMurrey Pipeline also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. In April 2013, a reconfigured pipeline system that is owned and operated by third parties began transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured system. As a result, the crude oil supplied through the Nettleton and McMurrey Pipelines fell below the minimum aggregate throughput requirements during the three months ended June 30, 2013. Going forward, crude oil volumes transported on our East Texas Crude Logistics System will decrease from approximately 55,000 bpd to approximately 12,000 bpd or less. For so long as Delek is required to pay the associated minimum volume commitment under its commercial agreement with us relating to the East Texas Crude Logistics System, Delek will be obligated to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, or approximately $5.1 million annually. Such throughput fees are in addition to the storage fees of $3.0 million per year that Delek will be obligated to pay us under the agreement. We do not expect to currently realize incremental revenues associated with this fee structure following the commencement of third-party transportation to the Tyler Refinery.
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
Terminalling. We entered into two terminalling services agreements pursuant to which Delek pays us fees for providing terminalling services to Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.50 per barrel. The Big Sandy terminal is currently not operational because the Hopewell Pipeline, which is necessary for the use of the terminal, is currently out of service. However, in July 2013, we purchased the Hopewell Pipeline. Although the terminal is not currently operational, Delek paid us to terminal at the Big Sandy terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $50,000 per month, the minimum payment due per the agreement. In connection with the acquisition of the Hopewell Pipeline, the terminalling services agreement for the Big Sandy terminal was amended and restated to, among other things, include a minimum throughput commitment and a per barrel throughput fee that Delek will pay us for throughput along the pipelines from the Tyler Refinery to the Big Sandy terminal. See "Recent Developments—Hopewell Acquisition" for more information.
El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to a supply and offtake arrangement with Delek and Lion Oil to which we are not a party, J. Aron & Company ("Aron") acquires and holds title to all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. Aron is therefore considered the shipper on the Lion Pipeline System and the SALA Gathering System. Aron also has title to the refined products stored at our Memphis terminal. Under our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System and our terminalling agreement with Lion Oil relating to the Memphis terminal, Lion Oil has assigned to Aron certain of its rights, including the right to have Aron's crude oil and refined products stored in or transported on or through these systems and the Memphis terminal, with Lion Oil acting as Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek and Aron sells the product back to Delek, Aron is technically our primary customer under each of these agreements. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2014, and Aron will pay us for the transportation and storage services we provide to it. The rights assigned to Aron will not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, terminalling and storage of crude oil and refined products through our facilities, but Aron's throughput will be credited toward Lion Oil's minimum throughout commitments. Accordingly, Lion Oil will be responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement that may result from minimum throughputs or volumes not being met.
Commercial Agreements with Third Parties
Pipelines and Transportation
Paline Pipeline System Capacity Reservation. In 2011, prior to our purchase of the Paline Pipeline Sytem, a major integrated oil company contracted with the prior owner to reverse the pipeline to primarily run southbound. In exchange, the oil company agreed to pay for the use of 100% of such southbound capacity for a monthly fee of $450,000 and $529,250 per month in 2012 and 2013, respectively, which will thereafter be subject to annual escalation based on the producer price index during any renewal periods. Under the contract, the pipeline was to be reversed in four segments and the amount of usage fees to be paid is based on the number of segments reversed. In connection with our acquisition of the Paline Pipeline System, we assumed this agreement. Monthly fees payable to us under our agreement with this customer will increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
Pursuant to the terms of the usage contract, this customer was required to make only payments of $229,000 per month for this capacity until the final segment of the reversal of the Paline Pipeline System was completed and we entered into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012. The connection agreement was fully executed in April 2013, even though our customer had not yet completed the work on its tanks. Because we completed our necessary work, we believe we were owed the full payment under the contract beginning in November 2012 but our customer paid only $229,000 per month in 2012 and during the first quarter 2013. Pursuant to our omnibus agreement with Delek (described above), Delek has agreed to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee if such failure is attributable to these conditions not being satisfied. Beginning in the second quarter 2013 and going forward we began receiving the minimum amount payable of $529,250 per month under the contract as well as fees associated with throughput on volumes in excess of 30,000 bpd.
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
On July 26, 2013, in connection with the Tyler Transaction, the Partnership entered into the Restated Omnibus Agreement. See "Recent Developments—Tyler Terminal and Tankage Acquisition."
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
On July 26, 2013, in connection with the Tyler Transaction, the Operation and Management Services Agreement was terminated. We will continue to reimburse our general partner for services it provides to us pursuant to the terms of our partnership agreement. See "Recent Developments—Tyler Terminal and Tankage Acquisition."
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes (including pipeline throughput and terminal throughput and storage and sales volumes); (ii) contribution margin and gross margin per barrel; (iii) operating and maintenance expenses; and (iv) EBITDA and Distributable Cash Flow. We define EBITDA and Distributable Cash Flow below.
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle or sell, as the case may be, in our pipeline, transportation, terminalling and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by us or our assets. Although Delek has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	Delek’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects, and capture incremental Delek or third-party volumes;

•	our ability to increase throughput volumes or sales at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additives injection;

•	our ability to identify and serve new customers in our marketing operations; and

•	our ability to make connections to third-party facilities and pipelines.
Contribution Margin and Gross Margin per Barrel. Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net sales less cost of sales and operating expenses. For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. The gross margin per barrel reflects the gross margin (net sales less cost of sales) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices of gasoline, distillate fuel and RINs. Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase these products from our suppliers and the time we sell these products to our wholesale customers and the fluctuation in the value of RINs.
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
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek at the completion of the Offering and from existing agreements with third parties under which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to FERC regulation will be adjusted on July 1, 2013 in accordance with FERC’s indexing methodology. We expect to generate revenue from ancillary services such as ethanol blending and additive injection and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of minimum volume committed under our agreements with Delek. In contrast to the Predecessor, the Partnership does not make bulk biofuel sales in our west Texas marketing operations.
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
Financing. As a publicly traded partnership, the Partnership has declared its intent to make a cash distribution to its unit holders at a distribution rate of $0.3950 per unit for the quarter ended June 30, 2013 ($1.58 per unit on an annualized basis). Our first amended and restated partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the first amended and restated partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, from borrowings under the Delek Logistics Revolving Credit Facility and future issuances of equity and debt securities.
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
Seasonality and Customer Maintenance Programs
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Demand for asphalt products, which is a substantial product of the El Dorado Refinery, is also lower in the winter months. In addition, our refining customers, such as Delek, occasionally slow or shut down operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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

Magnolia Station Crude Oil Release
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of the El Dorado Refinery. The pumping facility is owned by our subsidiary SALA Gathering Systems, LLC. Since detecting the release we have worked to contain the release, recover the released crude oil and remediate those areas impacted by the release, coordinating our efforts with the EPA and state authorities to restore the impacted area to the satisfaction of the appropriate regulatory authorities. As of the date of this filing, we believe we have completed all necessary remediation, restoration and monitoring of the areas affected by the crude oil release. The release did not impact the delivery of crude oil from the Magnolia Station to the El Dorado Refinery and did not interrupt the operations of the El Dorado Pipeline connected to the Magnolia Station.
We believe the total costs and liabilities associated with this event are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement (as described in Note 13—Related Party Transactions), to indemnify us for any costs in excess of $0.25 million that we incur as a result of the failure at the pumping facility.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed combined financial statements for the three and six months ended June 30, 2012, represent our Predecessor's results of operations, while the condensed consolidated financial statements for the three and six months ended June 30, 2013, represent the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012 (1)	2013	2012
		Predecessor		Predecessor
Statement of Operations Data:	(In thousands)
Net sales:
Pipelines and transportation	$13,666	$6,801	$27,265	$13,480
Wholesale marketing and terminalling	216,475	255,679	413,771	488,083
Total	230,141	262,480	441,036	501,563
Operating costs and expenses:
Cost of goods sold	207,966	249,060	395,826	474,469
Operating expenses	6,067	4,884	11,929	9,094
General and administrative expenses	1,111	2,346	2,788	4,753
Depreciation and amortization	2,372	2,260	4,724	4,394
Loss on sale of assets	—	(5)	—	—
Total operating costs and expenses	217,516	258,545	415,267	492,710
Operating income	12,625	3,935	25,769	8,853
Interest expense	752	622	1,569	1,110
Income before taxes	11,873	3,313	24,200	7,743
Income tax expense	118	826	240	2,746
Net income	$11,755	$2,487	$23,960	$4,997
EBITDA(2)	$14,997	$6,195	$30,493	$13,247

Less: General partner's interest in net income (2%)	$234		$478
Limited partners' interest in net income	$11,521		$23,482

Net income per limited partner unit:
Common units - (basic)	$0.48		$0.98
Subordinated units - Delek (basic and diluted)	$0.48		$0.98

Weighted average limited partner units outstanding:
Common units - (basic)	12,006,843		12,003,071
Common units - (diluted)	12,159,084		12,128,764
Subordinated units - Delek (basic and diluted)	11,999,258		11,999,258

Distributable Cash Flow (2)	$12,776		$25,888

(1) The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) For a definition of EBITDA and distributable cash flow, please read "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Six Months Ended
	June 30,		June 30, 2013
	2013	2012 (1)	2013	2012 (1)
		Predecessor		Predecessor
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$11,755	$2,487	23,960	4,997
Add:
Income tax expense	118	826	240	2,746
Depreciation and amortization	2,372	2,260	4,724	4,394
Interest expense, net	752	622	1,569	1,110
EBITDA(2)	$14,997	$6,195	$30,493	$13,247

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$18,652	$(3,087)	20,633	3,449
Amortization of unfavorable contract liability to revenue	667	—	1,334
Amortization of debt issuance costs	(186)	(47)	(374)	(94)
Accretion of asset retirement obligations	(63)	(28)	(98)	(53)
Deferred taxes	16	1,742	17	8
Loss on asset disposals	—	5	—	—
Stock-based compensation expense	(112)	(37)	(112)	(53)
Changes in assets and liabilities	(4,847)	6,199	7,284	6,134
Income taxes	118	826	240	2,746
Interest expense, net	752	622	1,569	1,110
EBITDA(2)	$14,997	$6,195	$30,493	$13,247

Reconciliation of distributable cash flow to EBITDA:
EBITDA (2)	$14,997	$—	$30,493	$—
Less: Cash interest expense, net (3)	566	—	1,195	—
Less: Maintenance and Regulatory capital expenditures (4)	859	—	1,792	—
Less: Capital improvement expenditures (5)	194	—	537	—
Add: Reimbursement from Delek for capital expenditures (5)	153	—	463	—
Less: Income tax expense	118	—	240	—
Add: Non-cash unit based compensation expense	107	—	107	—
Less: Amortization of deferred revenue	77		77
Less: Amortization of unfavorable contract liability	667	—	1,334	—
Distributable cash flow (2)	$12,776	$—	$25,888	$—

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

(5) For the three and six months periods ended June 30, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the omnibus agreement.

	Six Months Ended June 30,
	2013	2012
		Predecessor
Cash Flow Data:	(In thousands)
Cash flows provided by operating activities	$20,633	$3,449
Cash flows used in investing activities	(2,329)	(25,473)
Cash flows (used in) provided by financing activities	(14,453)	22,674
Net decrease in cash and cash equivalents	$3,851	$650

Segment Data:

	Three Months Ended June 30, 2013
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,666	$216,475	$230,141
Operating costs and expenses:
Cost of goods sold	—	207,966	207,966
Operating expenses	4,727	1,340	6,067
Segment contribution margin	$8,939	$7,169	16,108
General and administrative expenses			1,111
Depreciation and amortization			2,372
Operating income			$12,625
Total assets	$156,842	$101,980	$258,822
Capital spending (excluding business combinations)	365	688	$1,053

	Three Months Ended June 30, 2012 (1)
	Predecessor
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$6,801	$255,679	$262,480
Operating costs and expenses:
Cost of goods sold	—	249,060	249,060
Operating expenses	3,815	1,069	4,884
Segment contribution margin	$2,986	$5,550	8,536
General and administrative expenses			2,346
Depreciation and amortization			2,260
Gain on sale of assets			(5)
Operating income			$3,935
Total assets	$111,214	$125,592	$236,806
Capital spending (excluding business combinations)	$715	$475	$1,190

	Six Months Ended June 30, 2013
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$27,265	$413,771	$441,036
Operating costs and expenses:
Cost of goods sold	—	395,826	395,826
Operating expenses	9,348	2,581	11,929
Segment contribution margin	$17,917	$15,364	33,281
General and administrative expenses			2,788
Depreciation and amortization			4,724
Operating income			$25,769
Total assets	$156,842	$101,980	$258,822
Capital spending (excluding business combinations)	$1,493	$836	$2,329

	Six Months Ended June 30, 2012 (1)
	Predecessor
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$13,480	$488,083	$501,563
Operating costs and expenses:
Cost of goods sold	—	474,469	474,469
Operating expenses	7,093	2,001	9,094
Segment contribution margin	$6,387	$11,613	18,000
General and administrative expenses			4,753
Depreciation and amortization			4,394
Loss on sale of assets			—
Operating income			$8,853
Total assets	$111,214	$125,592	$236,806
Capital spending (excluding business combinations)	$1,091	$1,112	$2,203

(1) The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012
Contribution margin for the second quarter 2013 was $16.1 million compared to $8.5 million for the second quarter 2012, an increase of $7.6 million, or 88.7%. The increase in contribution margin was primarily attributable to increases in net sales in our pipelines and transportation segment during the second quarter 2013 compared to the second quarter 2012. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Further contributing to the increase in contribution margin were higher margins achieved on our operations in west Texas in the second quarter 2013 as compared to the second quarter 2012 as a result of ongoing ethanol blending activity.
For the second quarters of 2013 and 2012, we generated net sales of $230.1 million and $262.5 million, respectively, a decrease of $32.3 million, or 12.3%. In the fourth quarter 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales in the second quarter 2013 compared to the second quarter 2012. Also contributing to the decrease was a $0.09 per gallon decrease in the average sales price per gallon of gasoline for the second quarter 2013, to $2.76 per gallon from $2.85 per gallon in the second quarter 2012. These decreases were partially offset by increases in sales volumes in our west Texas operations.
Cost of goods sold was $208.0 million for the second quarter 2013 compared to $249.1 million for the second quarter 2012, a decrease of $41.1 million, or 16.5%. The decrease in cost of goods sold is primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $61.4 million of cost of sales in our wholesale marketing and terminalling segment in the second quarter 2012. Additionally, the average cost per barrel sold decreased $0.76 per barrel for the second quarter 2013, to $119.76 per barrel from $120.52 per barrel in the second quarter 2012. The decreases were partially offset by increases in sales volumes in our west Texas operations.
Operating expenses were $6.1 million for the second quarter 2013 compared to $4.9 million for the second quarter 2012, an increase of $1.2 million, or 24.2%. The increase in operating expenses was primarily due to increases in labor costs in the second quarter 2013, which were included in general and administrative expenses or were capitalized in the Predecessor's second quarter 2012. Also contributing to the increase were increases in maintenance costs, primarily those related to tank cleaning and repair.
General and administrative expenses were $1.1 million and $2.3 million for the second quarter 2013 and 2012, respectively, a decrease of $1.2 million, or 52.6%. Our Predecessor's general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. While Delek continues to charge the Partnership for the management and operation of our logistics assets as specified in the omnibus agreement, the overall decrease in general and administrative expense was primarily due to decreased cost allocations of certain direct employee costs allocated to us in the second quarter 2013 compared to the second quarter 2012.
Depreciation and amortization was $2.4 million for the second quarter 2013 compared to $2.3 million for the second quarter 2012, an increase of $0.1 million, or 5.0%. This increase was primarily due to the addition of depreciation associated with the reversal of the Paline Pipeline System, which was completed in May 2013.
Interest expense was $0.8 million for the second quarter 2013 compared to $0.6 million for the second quarter 2012, an increase of $0.2 million, or 20.9%. This increase is primarily attributable to increases in our deferred financing charges and increases in interest costs under our credit facilities caused by changes in debt utilization and interest rates thereunder.
Income tax expense was $0.1 million for the second quarter 2013, compared to $0.8 million for the second quarter 2012. Our effective tax rate was 1.0% for the second quarter 2013, compared to 24.9% for the second quarter 2012. The decrease in our tax expense and effective tax rate was primarily due to the fact that the Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense as of June 30, 2013 reflects a nominal amount of state income tax.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012
Contribution margin for the six months ended June 30, 2013 was $33.3 million compared to $18.0 million for the six months ended June 30, 2012, an increase of $15.3 million or 84.9%. The increase in contribution margin was primarily attributable to increases in net sales in our pipelines and transportation segment in 2013 compared to 2012. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Further contributing to the increase in contribution margin were higher margins achieved on our operations in west Texas in the six months ended June 30, 2013 as compared to the same period in 2012 as a result of ongoing ethanol blending activity.
For the six months ended June 30, 2013 and 2012, we generated net sales of $441.0 million and $501.6 million, respectively, a decrease of $60.6 million, or 12.1%. In the fourth quarter 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales in the six months ended June 30, 2013 when compared to the same period in 2012. Also contributing to the decrease was an $0.11 per gallon decrease in the average sales price per gallon of gasoline for the six months ended June 30, 2013, to $2.81 per gallon from $2.92 per gallon in the six months ended June 30, 2012. These decreases were partially offset by increases in sales volumes in our West Texas operations.
Cost of goods sold was $395.8 million for the six months ended June 30, 2013 compared to $474.5 million for the six months ended June 30, 2012, a decrease of $78.7 million, or 16.6%. The decrease in cost of goods sold is primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $105.9 million of cost of sales in our wholesale marketing and terminalling during the six months ended June 30, 2012. Additionally, the average cost per barrel sold decreased $0.55 per barrel for the six months ended June 30, 2013, to $122.72 per barrel from $123.27 per barrel in the six months ended June 30, 2012. The decreases were partially offset by increases in sales volumes in our west Texas operations.
Operating expenses were $11.9 million for the six months ended June 30, 2013 compared to $9.1 million for the six months ended June 30, 2012, an increase of $2.8 million, or 31.2%. The increase in operating expenses was primarily due to increases in labor costs in the second quarter 2013, which were included in general and administrative expenses or were capitalized in the Predecessor's second quarter 2012. Also contributing to the increase were increases in maintenance costs, primarily those related to tank cleaning and repair. Further contributing to the increase was a $0.3 million expense incurred in connection with the Magnolia Station crude oil release in March 2013 that was not subject to indemnification by Delek.
General and administrative expenses were $2.8 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively, a decrease of $2.0 million, or 41.3%. Our Predecessor's general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. While Delek continues to charge the Partnership for the management and operation of our logistics assets as specified in the omnibus agreement, the overall decrease in general and administrative expense was primarily due to decreased cost allocations of certain direct employee costs allocated to us during the six months ended June 30, 2013 compared to six months ended June 30, 2012.
Depreciation and amortization was $4.7 million for the six months ended June 30, 2013 compared to $4.4 million for the six months ended June 30, 2012, an increase of $0.3 million, or 7.5%. This increase was primarily due to the addition of depreciation associated with the completion of a rail connection to Delek's El Dorado Refinery on our Lion Pipeline System, which was placed into service in January 2013 and the reversal of the Paline Pipeline System, which was completed in May 2013.
Interest expense was $1.6 million for the six months ended June 30, 2013 compared to $1.1 million for the six months ended June 30, 2012, an increase of $0.5 million, or 41.4%. This increase is primarily attributable to increases in our deferred financing charges and increases in interest costs under our credit facilities caused by changes in debt utilization and interest rates thereunder.
Income tax expense was $0.2 million for the six months ended June 30, 2013, compared to $2.7 million for the six months ended June 30, 2012. Our effective tax rate was 1.0% for the six months ended June 30, 2013, compared to 35.5% for the six months ended June 30, 2012. The decrease in our tax expense and effective tax rate was primarily due to the fact that the Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense as of June 30, 2013 reflects a nominal amount of state income tax.

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
The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
		Predecessor		Predecessor
Net sales	$13,666	$6,801	$27,265	$13,480
Operating costs and expenses:
Cost of goods sold	—	—	—	—
Operating expenses	4,727	3,815	9,348	7,093
Segment contribution margin	$8,939	$2,986	$17,917	$6,387
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	49,270	43,533	47,155	48,251
Refined products pipelines to Enterprise Systems	47,315	43,817	45,348	45,320
SALA Gathering System	22,661	20,764	22,396	20,237
East Texas Crude Logistics System	11,468	53,402	31,198	51,895

(1)
The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

Comparison of the Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012
Contribution margin for the pipelines and transportation segment in the second quarter 2013 was $8.9 million, or 55.5% of our consolidated segment contribution margin, compared to $3.0 million, or 35.0% of our combined segment contribution margin in the second quarter 2012. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Further contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements.
Net sales for the pipelines and transportation segment were $13.7 million for the second quarter 2013 compared to $6.8 million for the second quarter 2012, an increase of $6.9 million, or 100.9%. The increase was primarily attributable to the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Also contributing to the increase were increases in volumes on our SALA Gathering and Lion Pipeline Systems.

Operating expenses were $4.7 million for the second quarter 2013 compared to $3.8 million for the second quarter 2012, an increase of $0.9 million, or 23.9%. The increase in operating expense was primarily due to increases in maintenance and labor costs in the second quarter 2013 compared to the second quarter 2012.
Comparison of the Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012
Contribution margin for the pipelines and transportation segment for the six months ended June 30, 2013 was $17.9 million, or 53.8% of our consolidated segment contribution margin, compared to $6.4 million, or 35.5% of our combined segment contribution margin for the six months ended June 30, 2012. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Further contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements.
Net sales for the pipelines and transportation segment were $27.3 million for the six months ended June 30, 2013 compared to $13.5 million for the six months ended June 30, 2012, an increase of $13.8 million, or 102.3%. The increase was primarily attributable to the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Also contributing to the increase were increases in volumes on our SALA Gathering and Paline Pipeline systems.
Operating expenses were $9.3 million for the six months ended June 30, 2013 compared to $7.1 million for the six months ended June 30, 2012, an increase of $2.3 million, or 31.8%. The increase in operating expense was due primarily to increases in labor and maintenance costs during the six months ended June 30, 2013 compared to the same period in 2012. Further contributing to the increase was a $0.2 million expense incurred in connection with the Magnolia Station crude oil release that occurred in March 2013.
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The following table and discussion is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2013 and 2012 (dollars in thousands except for per barrel figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (1)	2013	2012 (1)
		Predecessor		Predecessor
Net Sales	$216,475	$255,679	$413,771	$488,083
Cost of Goods Sold	207,966	249,060	395,826	474,469
Operating expenses	1,340	1,069	2,581	2,001
Segment Contribution Margin	$7,169	$5,550	$15,364	$11,613
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (2)	64,973	55,358	59,062	54,443
West Texas marketing throughputs (average bpd) (3)	19,082	16,670	17,820	16,026
West Texas marketing margin per barrel (3)	$2.20	$1.52	$2.82	$1.85
Bulk biofuels (4)	—	6,039	—	5,124
Terminalling throughputs (average bpd)	13,961	15,552	13,898	16,806

(1)
The information presented includes the results of operations of our Predecessor. Prior to the completion of the Offering, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts include jet fuel and petroleum coke for our Predecessor for the three and six months ended June 30, 2012.

(3)	Excludes bulk ethanol and biodiesel.

(4)
Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel. Subsequent to November 7, 2012, we ceased to market bulk ethanol and biodiesel. Accordingly, these amounts are presented for the three and six months ended June 30, 2012.

Comparison of the Three Months Ended June 30, 2013 versus the Three Months Ended June 30, 2012
Contribution margin for the wholesale marketing and terminalling segment amounted to $7.2 million, or 44.5% of our consolidated contribution margin in the second quarter 2013, versus $5.6 million, or 65.0% of our combined contribution margin, in the second quarter 2012. This increase was primarily attributable to higher margins achieved in our operations in West Texas as a result of ongoing ethanol blending activity.
Net sales for our wholesale marketing and terminalling segment in the second quarter 2013 decreased 15.3% to $216.5 million from $255.7 million in the second quarter 2012. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales. Total sales volume, excluding bulk biofuels, increased 2,412 bpd in the second quarter 2013 compared to the second quarter 2012. Further contributing to the decrease was a decrease in the average sale price per gallon of gasoline, which decreased $0.09 per gallon for the second quarter 2013, to $2.76 per gallon from $2.85 per gallon in the second quarter 2012.
Cost of goods sold for our wholesale marketing and terminalling segment decreased 16.5% to $208.0 million in the second quarter 2013, as compared to cost of goods sold of $249.1 million in the second quarter 2012. The decrease in cost of goods sold was primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $61.4 million of cost of sales in our wholesale marketing and terminalling segment in the first quarter 2012. Additionally, the average cost per barrel sold decreased $0.76 per barrel for the second quarter 2013, to $119.76 per barrel from $120.52 per barrel in the second quarter 2012. The decreases are partially offset by increases in sales volumes in our west Texas operations.
Operating expenses were $1.3 million in the second quarter 2013, an increase of $0.3 million, or 25.4%, as compared to operating expenses of $1.1 million in the second quarter 2012. The increase in operating expense was primarily due to increases in labor costs related to existing wholesale marketing and terminalling operations.
Comparison of the Six Months Ended June 30, 2013 versus the Six Months Ended June 30, 2012
Contribution margin for the wholesale marketing and terminalling segment amounted to $15.4 million, or 46.2% of our consolidated contribution margin for the six months ended June 30, 2013, versus $11.6 million, or 64.5% of our combined contribution margin, for the six months ended June 30, 2012. This increase was primarily attributable to higher margins achieved in our operations in West Texas as a result of ongoing ethanol blending activity.
Net sales for our wholesale marketing and terminalling segment for the six months ended June 30, 2013 decreased 15.2% to $413.8 million from $488.1 million for the six months ended June 30, 2012. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales. Total sales volume, excluding bulk biofuels, increased 1,794 bpd during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Further contributing to the decrease was a decrease in the average sale price per gallon of gasoline, which decreased $0.11 per gallon in the six months ended June 30, 2013, to $2.81 per gallon from $2.92 per gallon in the six months ended June 30, 2012.
Cost of goods sold for our wholesale marketing and terminalling segment decreased 16.6% to $395.8 million in the six months ended June 30, 2013, as compared to cost of goods sold of $474.5 million in the six months ended June 30, 2012. The decrease in cost of goods sold was primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $105.9 million of cost of sales in our wholesale marketing and terminalling segment during the six months ended June 30, 2012. Additionally, the average cost per barrel sold decreased $0.55 per barrel for the six months ended June 30, 2013, to $122.72 per barrel from $123.27 per barrel during the six months ended June 30, 2012. The decreases were partially offset by increases in sales volumes in our west Texas operations.
Operating expenses were $2.6 million in the six months ended June 30, 2013, an increase of $0.6 million, or 29.0%, as compared to operating expenses of $2.0 million in the six months ended June 30, 2012. The increase in operating expense was primarily due to increases in labor costs related to existing wholesale marketing and terminalling operations.

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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012	$0.224	$0.896	$5,486	February 14, 2013	February 6, 2013
March 31, 2013	$0.385	$1.54	$9,429	May 15, 2013	May 7, 2013
June 30, 2013	$0.395	$1.58	$9,688	August 13, 2013	August 6, 2013

We have declared our intent to pay a cash distribution of $0.395 per unit for the quarter ended June 30, 2013, which equates to $9.7 million per quarter, or $38.8 million per year, based on the number of common, subordinated and general partner units currently outstanding. We do not have a legal obligation to pay this distribution.
Historically, the Predecessor's sources of liquidity included cash generated from operations and borrowings under our Predecessor’s revolving credit facility. Delek retained the working capital related to our Predecessor at the completion of the Offering, as those balances represented assets and liabilities related to our Predecessor's assets prior to the completion of the Offering.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
		Predecessor
Cash Flow Data:
Cash flows provided by operating activities	$20,633	$3,449
Cash flows (used in) investing activities	(2,329)	(25,473)
Cash flows (used in) provided by financing activities	(14,453)	22,674
Net decrease in cash and cash equivalents	$3,851	$650
Cash Flows from Operating Activities
Net cash provided by operating activities was $20.6 million for the six months ended June 30, 2013, compared to net cash provided by operating activities of $3.4 million for the comparable period of 2012. The increase in cash flows from operations in the first six months of 2013 from the same period in 2012 was primarily due to an increase in accounts payable and other current liabilities and a decrease in inventories and other current assets, offset by an increase in accounts receivable from related parties. Net income for the six months ended June 30, 2013 was $24.0 million, compared to $5.0 million in the same period of 2012.

Cash Flows from Investing Activities
Net cash used in investing activities was $2.3 million for the first six months of 2013, compared to $25.5 million in the comparable period of 2012. We acquired the Nettleton Pipeline and Big Sandy assets in the first quarter 2012, for which we paid $23.3 million. The decrease in cash used in investing activities is due to the fact that we made no significant acquisitions in the second quarter 2013 compared to the first quarter 2012.
Cash used in investing activities includes capital expenditures during the six months ended June 30, 2013 of approximately $2.3 million, of which $1.5 million was spent on projects in the pipelines and transportation segment and $0.8 million was spent in the wholesale marketing and terminalling segment.
Cash Flows from Financing Activities
Net cash used in financing activities was $14.5 million in the six months ended June 30, 2013, compared to cash provided of $22.7 million in the comparable period of 2012. We paid quarterly cash distributions totaling $14.9 million, offset by reimbursement from Delek for capital expenditures of $0.5 million. The decrease in cash flows provided by financing activities in the first six months of 2013 from the same period in 2012 was primarily due to activity associated with our revolving credit facilities. There was no activity under the Delek Logistics Revolving Credit Facility in the six months ended June 30, 2013, compared to net proceeds from the Predecessor's revolving credit facility with Fifth Third Bank (the "Fifth Third Revolver") of $20.6 million in the six months ended June 30, 2012. The Fifth Third Revolver was repaid and terminated in connection with the Offering.
Cash Position and Indebtedness
As of June 30, 2013, our total cash and cash equivalents were $27.3 million and we had total indebtedness of $90.0 million. Borrowing availability under the Delek Logistics Revolving Credit Facility was approximately $73.5 million and we had letters of credit issued of $11.5 million. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2013.
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
The credit facility is generally available to fund working capital, finance acquisitions and other capital expenditures, fund certain future distributions and for other general partnership purposes. We borrowed $90.0 million under the Delek Logistics Revolving Credit Facility at the completion of the Offering in order to fund a cash distribution to Delek Marketing & Supply, LLC ("Delek Marketing") in partial consideration of the contribution of assets to us and in part for reimbursement of capital expenditures associated with our assets. In connection with our cash distribution to Delek Marketing in connection with the Offering, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015.
Additionally, Delek Marketing provided a limited guaranty of the Partnership's obligations under the Delek Logistics Revolving Credit Facility. The guaranty is limited to an amount equal to the principal amount , plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the “Holdings Note”). Delek Marketing's guaranty is for the term of the Delek Logistics Revolving Credit Facility and is secured by Delek Marketing's pledge of the Holdings Note to our lenders. As of June 30, 2013, the principal amount of the Holdings Note remained $102.0 million.
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
The Delek Logistics Revolving Credit Facility contains events of default customary for credit facilities of this nature, including, but not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the Delek Logistics Revolving Credit

Facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of our general partner, (ii) Delek Logistics GP, LLC ceases to be our general partner or (iii) the Partnership fails to own and control legally and beneficially at least 100% of the equity interests of any other borrower under the credit agreement, unless otherwise permitted thereunder) and material litigation resulting in a final judgment against any borrower or guarantor that remains undischarged or unstayed. Upon the occurrence and during the continuation of an event of default under the credit agreement, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against the Partnership, its subsidiaries and the collateral as may be available to the lenders under the credit agreement and other loan documents. The collateral includes a first priority lien on substantially all of the Partnership's tangible and intangible assets.
On July 9, 2013. the Delek Logistics Revolving Credit Facility was amended and restated. Please see "Recent Developments—Amended Credit Facility for additional detail.
Agreements Governing Certain Indebtedness of Delek
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of its credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $225.0 million at any time outstanding, which amount is subject to increase for certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and for certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the partnership and our subsidiaries and debt under certain types of contingent obligations. These arrangements also require that Delek maintain (i) consolidated shareholders’ equity of at least $525.0 million and (ii) a ratio of consolidated shareholders’ equity to adjusted total assets, which is defined as total assets less cash and certain liabilities, of at least 0.29 to 1.00. Due to the increase in borrowing capacity under the Amended and Restated Credit Agreement on July 9, 2013, these covenants may limit our ability to use the full capacity under our revolving credit facility. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2013 were $2.3 million, of which approximately $1.5 million was spent in our pipelines and transportation segment and $0.8 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $10.2 million for 2013.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2013 and planned capital expenditures for the full year 2013 by operating segment and major category (in thousands):

	Full Year 2013 Forecast	Six Months Ended June 30, 2013
Pipelines and Transportation:
Regulatory	$523	$29
Maintenance (1)	8,710	945
Discretionary projects (2)	670	519
Pipeline and transportation segment total	9,903	1,493
Wholesale Marketing and Terminalling:
Regulatory	—	—
Maintenance (1)	50	818
Discretionary projects (2)	200	18
Wholesale marketing and terminalling segment total	250	836
Total capital spending	$10,153	$2,329
Non-discretionary maintenance capital expenditures to be reimbursed by Delek (1)	3,970	$—
Discretionary Projects to be reimbursed by Delek (2)	920	$463
Net capital expenditures	5,263	$1,866

(1) Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek has agreed to reimburse us with respect to assets it has transferred to us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of specified dollar amounts for a period of five years.

(2) Delek has agreed to reimburse us for capital expenditures in connection with certain capital improvements that were in progress as of November 7, 2012.
For the full year 2013, we plan to spend approximately $9.9 million in the pipeline and transportation segment. The majority of these capital expenditures will be spent on maintenance and discretionary projects, with $8.7 million and $0.7 million budgeted on these projects, respectively, for the pipeline and transportation segment. Of the $0.3 million in capital expenditures budgeted for the wholesale marketing and terminalling segment, $0.2 million is allocated to discretionary projects. The amount of our capital expenditure budget increased $1.3 million in the second quarter 2013 to $10.2 million from $8.8 million in the first quarter 2013. Additional expenditures were budgeted in connection with maintenance tank work and discretionary capital related to the recent acquisition of the Hopewell Pipeline. Please see "Recent Developments—Hopewell Acquisition" for more information.
Under the omnibus agreement, Delek has agreed to reimburse us for certain expenses that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek in connection with both the Offering (subject to a deductible of $0.5 million per year) that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years. Furthermore, Delek will reimburse us for all non-discretionary maintenance capital expenditures with respect to any assets transferred from Delek to us, other than those required to comply with applicable environmental laws and regulations, in excess of specified dollar amounts for a period of five years.
In addition to these reimbursement obligations, Delek has agreed to reimburse us for discretionary capital expenditures in connection with certain capital improvements that were in progress and were in progress as of November 7, 2012. The first of these improvements was an addition to our Lion Pipeline System to transport crude oil from a rail delivery adjacent to the El Dorado Refinery to that refinery. Delek reimbursed us a nominal amount related to the remaining cost of constructing this pipeline in the first quarter 2013. Delek also reimbursed us $0.1 million in the first quarter 2013 for the remainder of the costs incurred related to the completion of our reversal of the Paline Pipeline System. We will not generate further spending or reimbursement on either of these projects, as they were completed in January 2013 and October 2012, respectively. In addition, Delek reimbursed us $0.2 million in each of the first and second quarters 2013 for capital improvements necessary to enable bi-directional flow on our Nettleton Pipeline. The reversal of the Nettleton Pipeline was completed in May 2013.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections. We rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund significant capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from and subsequent sales to our customers. At June 30, 2013, we held no outstanding swap contracts. Please read Note 11 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

ITEM 6. EXHIBITS

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
Dated: August 8, 2013

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