Form 10-Q
period 2013-09-30
Delek Logistics Partners, LP
filed 2013-11-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2013, there were 12,036,821 common units, 11,999,258 subordinated units, and 490,532 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,712	$23,452
Accounts receivable	34,611	27,725
Inventory	21,239	14,351
Deferred tax assets	14	14
Other current assets	592	169
Total current assets	63,168	65,711
Property, plant and equipment:
Property, plant and equipment	229,753	216,048
Less: accumulated depreciation	(33,264)	(24,991)
Property, plant and equipment, net	196,489	191,057
Goodwill	10,454	10,454
Intangible assets, net	11,647	12,430
Other non-current assets	5,620	3,664
Total assets	$287,378	$283,316
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,995	$21,849
Accounts payable to related parties	14,908	10,148
Fuel and other taxes payable	6,683	4,650
Accrued expenses and other current liabilities	6,348	3,650
Total current liabilities	54,934	40,297
Non-current liabilities:
Revolving credit facility	161,000	90,000
Asset retirement obligations	3,340	3,177
Deferred tax liability	59	17
Other non-current liabilities	7,965	9,810
Total non-current liabilities	172,364	103,004
Equity:
Predecessors division equity	—	35,590
Common unitholders - public; 9,237,563 units issued and outstanding at September 30, 2013 (9,200,000 at December 31, 2012)	184,656	178,728
Common unitholders - Delek; 2,799,258 units issued and outstanding at September 30, 2013 (2,799,258 at December 31, 2012)	(181,071)	(127,129)
Subordinated unitholder - Delek; 11,999,258 units issued and outstanding at September 30, 2013 (11,999,258 at December 31, 2012)	58,697	52,875
General Partner unitholder - Delek; 490,532 units issued and outstanding at September 30, 2013 (489,766 at December 31, 2012)	(2,202)	(49)
Total equity	60,080	140,015
Total liabilities and equity	$287,378	$283,316
(1) Includes the historical balances of the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (1)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		Predecessors		Predecessors
	(In thousands)
Net sales	$243,295	$271,806	$684,331	$773,369
Operating costs and expenses:
Cost of goods sold	218,222	255,281	614,048	729,750
Operating expenses	7,474	9,540	23,075	20,637
General and administrative expenses	1,868	1,804	5,172	6,937
Depreciation and amortization	2,844	2,616	9,074	7,720
Loss on sale of assets	—	5	—	5
Total operating costs and expenses	230,408	269,246	651,369	765,049
Operating income	12,887	2,560	32,962	8,320
Interest expense, net	1,194	667	2,763	1,777
Income before income tax expense	11,693	1,893	30,199	6,543
Income tax expense	307	2,437	547	5,183
Net income (loss)	11,386	(544)	29,652	1,360
Less: (loss) income attributable to Predecessors	(1,159)	(544)	(6,853)	1,360
Net income attributable to partners	$12,545	$—	$36,505	$—
Comprehensive income attributable to partners	$12,545	$—	$36,505	$—

Less: General partner's interest in net income (2%)	250		$729
Limited partners' interest in net income	$12,295		$35,776

Net income per limited partner unit:
Common units - (basic)	$0.51		$1.49
Common units - (diluted)	$0.51		$1.48
Subordinated units - Delek (basic and diluted)	$0.51		$1.49

Weighted average limited partner units outstanding:
Common units - (basic)	12,036,821		12,014,445
Common units - (diluted)	12,188,342		12,152,657
Subordinated units - Delek (basic and diluted)	11,999,258		11,999,258

Cash distribution per unit	$0.405		$1.185
(1) Adjusted to include the historical results of the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited) (1)

	Nine Months Ended September 30,
	2013	2012
		Predecessors
	(In thousands)
Cash flows from operating activities:
Net income	$29,652	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,074	7,720
Amortization of unfavorable contract liability to revenue	(1,956)	—
Amortization of debt issuance costs	560	146
Accretion of asset retirement obligations	163	79
Deferred income taxes	42	(135)
Loss on sale of assets	—	5
Unit-based compensation expense	179	92
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,886)	(14,605)
Inventories and other current assets	(7,311)	(13,742)
Accounts payable and other current liabilities	9,907	16,134
Accounts payable from related parties	4,760	(369)
Non-current assets and liabilities, net	(2,700)	(1,217)
Net cash provided by (used in) operating activities	35,484	(4,532)
Cash flows from investing activities:
Business combinations	(5,722)	(23,272)
Purchases of property, plant and equipment	(7,881)	(16,700)
Proceeds from sale of property, plant and equipment	—	2
Net cash used in investing activities	(13,603)	(39,970)
Cash flows from financing activities:
Distributions to general partner	(492)	—
Distributions to common unitholders - Public	(9,252)	—
Distributions to common unitholders - Delek	(2,810)	—
Distributions to subordinated unitholders - Delek	(12,047)	—
Distributions to Delek for contribution of Tyler Terminal and Tank Assets	(94,800)	—
Proceeds from revolving credit facility	138,000	226,200
Payments of revolving credit facility	(67,000)	(203,300)
Tax benefit from exercise of stock-based compensation	—	25
Deferred financing costs paid	—	(97)
Capital contributions by Predecessors	9,317	21,852
Reimbursement of capital expenditures by sponsor	463	—
Net cash (used in) provided by financing activities	(38,621)	44,680
Net (decrease) increase in cash and cash equivalents	(16,740)	178
Cash and cash equivalents at the beginning of the period	23,452	35
Cash and cash equivalents at the end of the period	$6,712	$213
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,906	$1,633
Income taxes	$30	$1,316
Non-cash financing activities:
Working capital retained by Sponsor	213	—
Sponsor contribution of fixed assets	105	—

(1) Adjusted to include the historical cash flows of the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.

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
The information presented in this Quarterly Report on Form 10-Q contains the unaudited condensed combined financial results of Delek Logistics Partners, LP Predecessor ("the DKL Predecessor"), our predecessor for accounting purposes, for the three and nine months ended September 30, 2012. The DKL Predecessor includes the financial results of the initial assets acquired from Delek during the Offering. The unaudited condensed consolidated financial results for the three and nine months ended September 30, 2013 include the results of operations for the Partnership. The balance sheet as of September 30, 2013 presents solely the condensed consolidated financial position of the Partnership.
Upon completion of the Offering, the Partnership consisted of the assets, liabilities and results of operations of certain crude oil and refined product pipelines and transportation, wholesale marketing and terminalling assets previously operated or held by Delek and certain of its subsidiaries including Delek Marketing & Supply, LLC ("Delek Marketing"), Paline Pipeline Company, LLC ("Paline") and Lion Oil Company ("Lion Oil"). Prior to the completion of the Offering, the assets, liabilities, and results of operations of the aforementioned assets related to the DKL Predecessor.
Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As an entity under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value.
On July 26, 2013, we acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) ninety-six storage tanks and certain ancillary assets (the "Tyler Tank Assets" and together, with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”). The Tyler Acquisition was a transfer between entities under common control. Accordingly, the accompanying financial statements and related notes of the DKL Predecessor and the Partnership have been retrospectively adjusted to include the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the DKL Predecessor and the Tyler Predecessor collectively as our "Predecessors." See Note 2 for information regarding the Tyler Acquisition.
The accompanying unaudited condensed combined financial statements and related notes for the three and nine months ended September 30, 2012 present the consolidated financial position, results of operations, cash flows and division equity of our Predecessors. The financial statements of our Predecessors have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as an unaffiliated entity. Our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.
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
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring companies to report, in one place, either on the face of the financial statements or in the notes, information about reclassifications out of accumulated other comprehensive income ("AOCI").  The guidance also requires companies to present current-period reclassifications out of AOCI and other amounts of current-period other comprehensive income ("OCI") separately for each component of OCI on the face of the financial statements or in the notes, whereas companies were previously required to present total changes in AOCI by component on the face of the financial statements or in the notes.  For each significant reclassification to net income in its entirety during their reporting period, companies must identify the line item(s) affected in the statement where net income is presented. For any significant reclassifications that are not reclassified directly to net income in their entirety during the reporting period, cross-references to the note where additional details about the effects of the reclassification are disclosed are required.  Companies can choose to present this information before tax or after tax, provided that they comply with the existing tax disclosure requirements in Statement of Accounting Standards Codification ("ASC") 220, Comprehensive Income.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies and should be applied prospectively.  The adoption of this guidance did not affect our business, financial position or results of operations, but may result in additional disclosures. We did not reclassify amounts out of AOCI during the three and nine months ended September 30, 2013.
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
In December 2011, the FASB issued guidance requiring the disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect of these arrangements on financial position. The guidance requires the disclosure of both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued an update limiting the scope of the offsetting disclosure requirements established by the original guidance, to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities lending and securities borrowing transactions that are eligible for offset on the balance sheet or are subject to an agreement similar to a master netting arrangement, irrespective of whether they are offset on the balance sheet.  This update amends the guidance that required companies to apply the requirements to all recognized financial instruments. The original and updated guidance is effective for interim and annual reporting periods beginning January 1, 2013 and retrospectively for all periods presented on the balance sheet.  The adoption of this guidance did not affect our business, financial position or results of operations, but may result in additional disclosures (see Note 11).

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
Big Sandy Acquisition
On February 7, 2012, Delek purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. (the "Big Sandy Terminal") and (ii) the 19-mile, eight-inch diameter Hopewell - Big Sandy Pipeline originating at the Hopewell Station in Smith County, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P (the "Big Sandy Pipeline"). The Big Sandy Terminal and Big Sandy Pipeline were subsequently contributed to the Partnership in connection with the Offering. The Big Sandy Terminal was supplied by the Tyler Refinery but has been idle since November 2008.
The aggregate purchase price of the Big Sandy Terminal and Big Sandy Pipeline was approximately $11.0 million. The allocation of the purchase price was based primarily upon a preliminary valuation. During 2012, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on the finalization of goodwill and intangible amounts.
The allocation of the aggregate purchase price of the Big Sandy Terminal and Big Sandy Pipeline as of December 31, 2012 is summarized as follows (in thousands):

Property, plant and equipment	$8,258
Intangible assets	1,229
Goodwill (all expected to be deductible for tax purposes)	1,540
Total	$11,027
Pro Forma Financial Information - Nettleton and the Big Sandy Terminal
We began consolidating the results of operations of the Nettleton Pipeline and the Big Sandy Terminal on January 31, 2012 and February 7, 2012, respectively. The Nettleton Pipeline contributed $1.2 million and $4.4 million to net sales for the three and nine months ended September 30, 2013, respectively, and $0.8 million and $3.0 million to net income for the three and nine months ended September 30, 2013, respectively. The Big Sandy Terminal contributed $0.4 million and $1.1 million to net sales for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.9 million to net income for the three and nine months ended September 30, 2013, respectively.

Below are the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2012, as if these acquisitions had occurred on January 1, 2011 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	Predecessors	Predecessors
Net sales	$271,935	$773,498
Net (loss) income	$(421)	$1,420
Hopewell Acquisition
On July 19, 2013, the Partnership purchased from Enterprise TE Products Pipeline Company LLC a 13.5 mile pipeline (the "Hopewell Pipeline") that originates at the Tyler Refinery and terminates at the Hopewell Station, where it effectively connects to the Big Sandy Pipeline. The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler Refinery and the Big Sandy Terminal (the "Tyler-Big Sandy Pipeline"). The aggregate purchase price was approximately $5.7 million in cash, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline). In connection with the acquisition of the Hopewell Pipeline, on July 25, 2013, the Partnership and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the Terminalling Services Agreement dated November 7, 2012 for the Big Sandy Terminal to include, among other things, a minimum throughput commitment and a per barrel throughput fee that Delek will pay us for throughput along the Tyler-Big Sandy Pipeline. See Note 13 for additional information on this agreement.
Pro Forma Financial Information - Hopewell Acquisition
We began consolidating the results of operations of the Hopewell Pipeline on July 19, 2013. Although the Hopewell Pipeline has not been operational, Delek paid to us pipeline fees for the Hopewell Pipeline in the third quarter 2013. The Hopewell Pipeline contributed $0.2 million to net sales for both the three and nine months ended September 30, 2013 and a nominal amount to net income for the three and nine months ended September 30, 2013. As the Hopewell Pipeline has not been operational since prior to January 1, 2012, there are no proforma revenue adjustments for the three and nine months ended September 30, 2013 or September 30, 2012.
Tyler Acquisition
On July 26, 2013, the Partnership completed the Tyler Acquisition and acquired the Tyler Terminal and Tank Assets. The purchase price paid for the assets acquired was $94.8 million in cash. The assets acquired consisted of the following:

•
The Tyler Terminal. The refined products terminal located at the Tyler Refinery, which consists of a truck loading rack with nine loading bays supplied by pipelines from storage tanks, also owned by the Partnership, located adjacent to the Tyler Refinery, along with certain ancillary assets. Total throughput capacity for the Tyler Terminal is approximately 72,000 barrels per day ("bpd").

•
The Tyler Tank Assets. Ninety-six storage tanks and certain ancillary assets (such as tank pumps and piping) located adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels (the "Tyler Storage Tanks").

Delek retained any current assets, current liabilities and environmental liabilities related to the Tyler Terminal and Tank Assets as of the date of the Tyler Acquisition. The only historical balance sheet items that transferred to the Partnership in the Acquisition were property, plant and equipment assets and asset retirement obligations which were recorded by us at historical cost.
In connection with the Tyler Acquisition, the Partnership and Delek (i) entered into an asset purchase agreement, (ii) amended and restated the omnibus agreement (iii) entered into a throughput and tankage agreement with respect to the Tyler Terminal and Tank Assets, (iv) entered into a lease and access agreement and (v) entered into a site services agreement. See Note 13 for additional information regarding these agreements.

Tyler Terminal and Tank Assets Financial Results
The acquisition of the Tyler Terminal and Tank Assets was considered a transfer of a business between entities under common control. Accordingly, the Tyler Acquisition was recorded at amounts based on the historical carrying value of the Tyler Terminal and Tank Assets as of July 26, 2013, which was $38.3 million. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the Tyler Terminal and the Tyler Tank Assets are included in the wholesale marketing and terminalling segment and the pipelines and transportation segment, respectively.
The results of the Tyler Terminal and Tank Assets operations prior to the completion of the Tyler Acquisition on July 26, 2013 have been included in the Tyler Predecessor results in the tables below. The results of the Tyler Terminal and Tank Assets subsequent to July 26, 2013 have been included in the Partnership's results. Accordingly, for the three and nine months ended September 30, 2013, total operating revenues of $3.3 million and net income attributable to the Partnership of $2.1 million associated with the Tyler Terminal and Tank Assets are included in the condensed combined consolidated statements of operations of the Partnership. Nominal costs associated with the Tyler Acquisition are included in general and administrative expenses for the three and nine months ended September 30, 2013, respectively.
The tables on the following page present our results of operations, the effect of including the results of the Tyler Terminal and Tank Assets and the adjusted total amounts included in our condensed combined consolidated financial statements.

Condensed Combined Consolidated Balance Sheet as of December 31, 2012

	Delek Logistics	Tyler Terminal and Tank Assets	Delek Logistics Partners, LP
	Partners, LP	(Tyler Predecessor)	December 31, 2012
		(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$23,452	$—	$23,452
Accounts receivable	27,725	—	27,725
Inventory	14,351	—	14,351
Deferred tax assets	14	—	14
Other current assets	169	—	169
Total current assets	65,711	—	65,711
Property, plant and equipment:
Property, plant and equipment	172,300	43,748	216,048
Less: accumulated depreciation	(18,790)	(6,201)	(24,991)
Property, plant and equipment, net	153,510	37,547	191,057
Goodwill	10,454	—	10,454
Intangible assets, net	12,430	—	12,430
Other non-current assets	3,664	—	3,664
Total assets	$245,769	$37,547	$283,316
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,849	$—	$21,849
Accounts payable to related parties	10,148	—	10,148
Fuel and other taxes payable	4,650	—	4,650
Accrued expenses and other current liabilities	3,615	35	3,650
Total current liabilities	40,262	35	40,297
Non-current liabilities:
Revolving credit facility	90,000	—	90,000
Asset retirement obligations	1,440	1,737	3,177
Deferred tax liability	17	—	17
Other non-current liabilities	9,625	185	9,810
Total non-current liabilities	101,082	1,922	103,004
Equity:
Predecessors division equity	—	35,590	35,590
Common unitholders - public (9,200,000 units issued and outstanding)	178,728	—	178,728
Common unitholders - Delek (2,799,258 units issued and outstanding)	(127,129)	—	(127,129)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	52,875	—	52,875
General Partner unitholders - Delek (489,766 units issued and outstanding)	(49)	—	(49)
Total equity	104,425	35,590	140,015
Total liabilities and equity	$245,769	$37,547	$283,316

Condensed Statements of Combined Consolidated Operations

	Delek Logistics	Tyler Terminal and Tank Assets	Three Months Ended
	Partners, LP	(Tyler Predecessor)	September 30, 2013
		(In thousands)
Net Sales	$243,295	$—	$243,295
Operating costs and expenses:
Cost of goods sold	218,222	—	218,222
Operating expenses	6,645	829	7,474
General and administrative expenses	1,782	86	1,868
Depreciation and amortization	2,600	244	2,844
Total operating costs and expenses	229,249	1,159	230,408
Operating income (loss)	14,046	(1,159)	12,887
Interest expense, net	1,194	—	1,194
Net income (loss) before income tax expense	12,852	(1,159)	11,693
Income tax expense	307	—	307
Net income (loss)	12,545	(1,159)	11,386
Less: (Loss) attributable to Predecessors	—	(1,159)	(1,159)
Net income attributable to partners	$12,545	$—	$12,545

	Delek Logistics	Tyler Terminal and	Three Months Ended
	Partners, LP	Tank Assets	September 30, 2012
	(DKL Predecessor)	(Tyler Predecessor)	(Predecessors)
		(In thousands)
Net Sales	$271,806	$—	$271,806
Operating costs and expenses:
Cost of goods sold	255,281	—	255,281
Operating expenses	6,579	2,961	9,540
General and administrative expenses	1,614	190	1,804
Depreciation and amortization	2,255	361	2,616
Loss on sale of assets	5	—	5
Total operating costs and expenses	265,734	3,512	269,246
Operating income (loss)	6,072	(3,512)	2,560
Interest expense, net	667	—	667
Income (loss) before income tax expense	5,405	(3,512)	1,893
Income tax expense	2,437	—	2,437
Net income (loss)	2,968	(3,512)	(544)
Less: Income (loss) attributable to Predecessors	2,968	(3,512)	(544)
Net income attributable to partners	$—	$—	$—

	Delek Logistics	Tyler Terminal and Tank Assets	Nine Months Ended
	Partners, LP	(Tyler Predecessor)	September 30, 2013
		(In thousands)
Net Sales	$684,331	$—	$684,331
Operating costs and expenses:
Cost of goods sold	614,048	—	614,048
Operating expenses	18,574	4,501	23,075
General and administrative expenses	4,570	602	5,172
Depreciation and amortization	7,324	1,750	9,074
Total operating costs and expenses	644,516	6,853	651,369
Operating income (loss)	39,815	(6,853)	32,962
Interest expense, net	2,763	—	2,763
Net income (loss) before income tax expense	37,052	(6,853)	30,199
Income tax expense	547	—	547
Net income (loss)	36,505	(6,853)	29,652
Less: (Loss) attributable to Predecessors	—	(6,853)	(6,853)
Net income attributable to partners	$36,505	$—	$36,505

	Delek Logistics	Tyler Terminal and	Nine Months Ended
	Partners, LP	Tank Assets	September 30, 2012
	(DKL Predecessor)	(Tyler Predecessor)	(Predecessors)
		(In thousands)
Net Sales	$773,369	$—	$773,369
Operating costs and expenses:
Cost of goods sold	729,750	—	729,750
Operating expenses	15,673	4,964	20,637
General and administrative expenses	6,367	570	6,937
Depreciation and amortization	6,649	1,071	7,720
Loss on sale of assets	5	—	5
Total operating costs and expenses	758,444	6,605	765,049
Operating income (loss)	14,925	(6,605)	8,320
Interest expense, net	1,777	—	1,777
Net income (loss) before income tax expense	13,148	(6,605)	6,543
Income tax expense	5,183	—	5,183
Net income (loss)	7,965	(6,605)	1,360
Less: Income (loss) attributable to Predecessors	7,965	(6,605)	1,360
Net income attributable to partners	$—	$—	$—

3. Inventory
Inventories consisted of $21.2 million and $14.4 million of refined petroleum products as of September 30, 2013 and December 31, 2012, respectively. Cost of inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

4. Amended and Restated Credit Agreement

We entered into a $175.0 million senior secured revolving credit agreement concurrent with the completion of the Offering on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on July 9, 2013 (the “Amended and Restated Credit Agreement”). Under the terms of the Amended and Restated Credit Agreement, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits draw downs in U.S. or Canadian dollars. The Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The Amended and Restated Credit Agreement matures on November 7, 2017.

Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or a CDOR (Canadian Dealer Offered Rate), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently reported leverage ratio. At September 30, 2013, the weighted average interest rate was approximately 2.0%. Additionally, the Amended and Restated Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2013, this fee was 0.25% per year.

The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of September 30, 2013, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
As of September 30, 2013, we had $161.0 million of outstanding borrowings under the Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling approximately $13.5 million with Fifth Third Bank, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at September 30, 2013. Amounts available under the Amended and Restated Credit Agreement as of September 30, 2013 were approximately $225.5 million.

5. Income Taxes
Our effective income tax rate decreased to 2.6% for the three months ended September 30, 2013 compared to the DKL Predecessor's effective income tax rate of 128.7% for the three months ended September 30, 2012. The decrease in our effective tax rate is due to the fact that we are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. The effective tax rate for the three months ended September 30, 2012 is significantly higher than that of the three months ended September 30, 2013 due to the impact of the additional expense in connection with the Tyler Terminal and Tank Assets and the application of a federal income tax in 2012. For tax purposes, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under our partnership agreement.
Prior to the Offering, the DKL Predecessor was an entity included in its parent's consolidated tax return. As such, the DKL Predecessor was subject to both federal and state income taxes and recorded deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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
Net income per unit is only calculated for periods after the Offering as no units were outstanding prior to November 7, 2012. Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The basic weighted-average number of units outstanding for the nine months ended September 30, 2013 increased to 24,503,469 units from 24,492,095 units in the second quarter 2013.
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

Our distributions are declared subsequent to quarter end. Therefore, the table represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$12,545	$—	$36,505	$—
Less: General partner's distribution	198	—	580	—
Less: Limited partners' distribution	4,875	—	14,249	—
Less: Subordinated partner's distribution	4,860	—	14,219	—
Earnings in excess of distributions	$2,612	$—	$7,457	$—

General partner's earnings:
Distributions	$198	—	$580	—
Allocation of earnings in excess of distributions	52	—	149	—
Total general partner's earnings	$250	$—	$729	$—

Limited partners' earnings on common units:
Distributions	$4,875	—	$14,249	—
Allocation of earnings in excess of distributions	1,282	—	3,658	—
Total limited partners' earnings on common units	$6,157	$—	$17,907	$—

Limited partners' earnings on subordinated units:
Distributions	$4,860	—	$14,219	—
Allocation of earnings in excess of distributions	1,278	—	3,650	—
Total limited partner's earnings on subordinated units	$6,138	$—	$17,869	$—

Weighted average limited partner units outstanding:
Common units - (basic)	12,036,821		12,014,445
Common units - (diluted)	12,188,342		12,152,657
Subordinated units - Delek (basic and diluted)	11,999,258		11,999,258

Net income per limited partner unit:
Common - (basic)	$0.51		$1.49
Common - (diluted)	$0.51		$1.48
Subordinated - (basic and diluted)	$0.51		$1.49

7. Equity
We had 9,237,563 common limited partner units held by the public outstanding as of September 30, 2013. Additionally, as of September 30, 2013, Delek owned a 60.3% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 98.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 490,532 general partner units. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.

Equity Activity
The summarized changes in the carrying amount of our equity are as follows:

	Equity of Predecessors	Common - public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2012	$35,590	$178,728	$(127,129)	$52,875	$(49)	$140,015
Income attributable to Predecessors	(6,853)	—	—	—	—	(6,853)
Sponsor contributions of equity to the Predecessors	9,317	—	—	—	—	9,317
Liabilities not assumed by the Partnership	213	—	—	—	—	213
Allocation of net assets acquired by the unitholders (1)	(38,267)	—	37,502	—	765	—
Cash Distributions (1)	—	(9,252)	(95,714)	(12,047)	(2,388)	(119,401)
Sponsor contribution of fixed assets	—	—	101	—	4	105
Partnership Earnings	—	13,738	4,169	17,869	729	36,505
Unit-based compensation	—	1,442	—	—	(1,263)	179
Balance at September 30, 2013	$—	$184,656	$(181,071)	$58,697	$(2,202)	$60,080

(1) Cash distributions include $94.8 million in cash payments for the Tyler Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Delek is recorded within equity. As a result of the Tyler Acquisition, our equity balance decreased $56.5 million from December 31, 2012 to September 30, 2013.
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
Cash Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012 (1)	$0.224	$0.90	$5,486	February 14, 2013	February 6, 2013
March 31, 2013	$0.385	$1.54	$9,428	May 15, 2013	May 7, 2013
June 30, 2013	$0.395	$1.58	$9,687	August 13, 2013	August 6, 2013
September 30, 2013 (2)	$0.405	$1.62	$9,933	November 14, 2013	November 7, 2013

(1) Represents the period from November 7, 2012, the date of the Offering, to December 31, 2012
(2) Declared on October 25, 2013.

The allocation of total quarterly cash distributions expected to be made to general and limited partners is as follows for the three and nine months ended September 30, 2013. Our distributions are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General partner's interest	$198	$—	$580	$—

Limited partners' distribution:
Common	4,875	$—	14,249	$—
Subordinated	4,860	—	14,219	—
Total cash distributions	$9,933	$—	$29,048	$—

Cash distributions per unit	$0.405		$1.185
8. Equity Based Compensation
We incurred $0.1 million and $0.2 million of unit-based compensation expense related to the Partnership during the three and nine months ended September 30, 2013, respectively. The fair value of our phantom units is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period. As of September 30, 2013, there was $1.1 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 4.2 years.
Sponsor's Stock-Based Compensation
Certain employees supporting the DKL Predecessor's operations received long-term incentive compensation that is part of the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”). The 2006 Plan allows Delek to grant stock options, stock appreciation rights ("SARs"), restricted stock units and other stock-based awards denominated in shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates, including these employees. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and SAR awards, of the SARs granted to certain executive employees, which are valued under the Monte-Carlo simulation model. Restricted stock units are measured based on the fair market value of the underlying stock on the date of grant. Compensation expense related to stock-based awards is generally recognized with graded or cliff vesting on a straight-line basis over the vesting period.
Certain Delek employees supporting the DKL Predecessor's operations were historically granted these types of awards. These costs were recorded as compensation expense and additional paid-in capital and totaled a nominal amount related to the DKL Predecessor's employees for the three and nine months ended September 30, 2012. The DKL Predecessor recognized additional compensation expense related to equity-based compensation awards to related party employees of $0.2 million and $0.5 million for the three and nine months ended September 30, 2012 for allocated related party services and an allocation of director and executive officer equity-based compensation.
As of September 30, 2012, there was $0.5 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements for the DKL Predecessor's employees, which was expected to be recognized over a weighted-average period of 3.0 years. Subsequent to the Offering, these costs are allocated to the Partnership as part of the administrative fees under the omnibus agreement.
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
On July 26, 2013, we acquired the Tyler Terminal and Tank Assets from Delek. Our and our Predecessors' historical financial statements have been retrospectively adjusted to reflect the results of operations attributable to the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the Tyler Terminal and the Tyler Tank Assets are included in the wholesale marketing and terminalling segment and the pipelines and transportation segment, respectively.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Three Months Ended September 30, 2013
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$15,743	$227,552	$243,295
Operating costs and expenses:
Cost of goods sold	—	218,222	218,222
Operating expenses	5,660	1,814	7,474
Segment contribution margin	$10,083	$7,516	17,599
General and administrative expenses			1,868
Depreciation and amortization			2,844
Operating income			$12,887
Total assets	$164,963	$122,415	$287,378
Capital spending (excluding business combinations) (1)	1,065	517	$1,582

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

	Three Months Ended September 30, 2012
	Predecessors
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$7,960	$263,846	$271,806
Operating costs and expenses:
Cost of goods sold	—	255,281	255,281
Operating expenses	7,241	2,299	9,540
Segment contribution margin	$719	$6,266	6,985
General and administrative expenses			1,804
Depreciation and amortization			2,616
Loss on sale of assets			5
Operating income			$2,560
Total assets	$145,380	$139,446	$284,826
Capital spending (excluding business combinations) (1)	$5,064	$324	$5,388

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

	Nine Months Ended September 30, 2013
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$43,008	$641,323	$684,331
Operating costs and expenses:
Cost of goods sold	—	614,048	614,048
Operating expenses	18,193	4,882	23,075
Segment contribution margin	$24,815	$22,393	47,208
General and administrative expenses			5,172
Depreciation and amortization			9,074
Operating income			$32,962
Capital spending (excluding business combinations) (1)	6,513	1,368	$7,881

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

	Nine Months Ended September 30, 2012
	Predecessors
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$21,440	$751,929	$773,369
Operating costs and expenses:
Cost of goods sold	—	729,750	729,750
Operating expenses	16,149	4,488	20,637
Segment contribution margin	$5,291	$17,691	22,982
General and administrative expenses			6,937
Depreciation and amortization			7,720
Loss on sale of assets			5
Operating income			$8,320
Capital spending (excluding business combinations) (1)	$15,400	$1,300	$16,700

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2013 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$173,962	$55,791	$229,753
Less: accumulated depreciation	(20,278)	(12,986)	(33,264)
Property, plant and equipment, net	$153,684	$42,805	$196,489
Depreciation expense for the three months ended September 30, 2013	$2,144	$469	$2,613
Depreciation expense for the nine months ended September 30, 2013	$6,856	$1,421	$8,277
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
The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at September 30, 2013 was as follows (in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$159	$—	$159
Commodity derivatives	—	120	—	120
Total assets	$—	$279	$—	$279
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
Our policy under the guidance of ASC 815-10-45, is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of September 30, 2013 and December 31, 2012, $0.2 million and a nominal amount, respectively, of cash collateral was held by counterparty brokerage firms.
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
We enter into forward fuel contracts with major financial institutions in which we fix the purchase price of finished grade fuel for a predetermined number of units with fulfillment terms of less than 90 days. During the three and nine months ended September 30, 2013 and September 30, 2012, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income.
From time to time, we may also enter into interest rate hedging agreements to limit variable interest rate exposure under the Amended and Restated Credit Agreement. The prior credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements.
The table below presents the fair value of our derivative instruments, as of September 30, 2013. As of December 31, 2012, there was a nominal amount of financial liabilities accounted for at fair value on a recurring basis (in thousands).

		September 30, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$159	$—
Commodity derivatives	Other current assets	$120	$—
Total net fair value of derivatives		$279	$—
Gains (losses) recognized associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2013 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2013	2012	2013	2012
			Predecessors		Predecessors
Interest rate derivatives	Interest expense	$(88)	$—	$(63)	$—
Commodity derivatives	Cost of goods sold	(311)	71	(481)	304
	Total	$(399)	$71	$(544)	$304
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
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, beginning on July 1, 2013, by the amount of any change in FERC oil pipeline index or, in the case of the east Texas marketing agreement and the Tyler Throughput and Tankage Agreement to other inflation based indexes; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana.
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the U.S. Environmental Protection Agency (the "EPA"), the U.S. Department of Transportation ("DOT") / Pipeline and Hazardous Materials Safety Administration, the U.S. Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality (the "ADEQ") and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal.
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
Magnolia Station Crude Oil Release
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery"). The pumping facility is owned by our subsidiary SALA Gathering Systems, LLC. Since detecting the release we have worked to contain the release, recover the released crude oil and remediate those areas impacted by the release, coordinating our efforts with the EPA and state authorities to restore the impacted area to the satisfaction of the appropriate regulatory authorities. As of the date of this filing, we believe we have substantially completed all necessary remediation, restoration and monitoring of the areas affected by the crude oil release, although there are on-going discussions with ADEQ regarding whether additional monitoring or remediation of soil may be necessary. The release did not impact the delivery of crude oil from the Magnolia Station to the El Dorado Refinery and did not interrupt the operations of the El Dorado Pipeline connected to the Magnolia Station.
We believe the total costs and liabilities associated with this event are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement (as described in Note 13—Related Party Transactions) to pay to us any costs in excess of $0.25 million with respect to this event that we incurred as a result of the failure at the pumping facility and resulting release.
Contracts and Agreements
Substantially all of the petroleum products we sell in west Texas are purchased from two suppliers, Noble Petro, Inc. ("Noble Petro") and Magellan Asset Services, L.P. ("Magellan"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we are able to purchase up to 20,350 bpd of petroleum products at the Abilene, Texas terminal, which we own, for sales at the Abilene and San Angelo terminals and to exchange barrels with third parties. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrent with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017. There are no options to renew the contract.
Under the terms of our contract with Magellan (the "East Houston Contract"), we can purchase up to 7,000 bpd of refined products for delivery into the Magellan pipeline system in East Houston, Texas. This contract currently expires on December 31, 2015, but can also terminate earlier if Magellan's underlying supply contract with a third party is ever terminated or expires. While the primary purpose of the East Houston Contract is to supply products at Magellan's Aledo, Texas terminal, the agreement allows us to redirect products to other terminals along the Magellan pipeline.
Letters of Credit
As of September 30, 2013, we had in place letters of credit totaling approximately $13.5 million under the Amended and Restated Credit Agreement primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at September 30, 2013.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.1 million and $0.3 million, respectively for the three and nine months ended September 30, 2013 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively.
We have a five-year ground lease agreement with Lion Oil effective November 7, 2012 for the land on which an above ground storage tank and related facilities are located. The land measures approximately seven acres of Lion Oil's refinery site. The tank and related facilities are used for the storage and throughput of such crude oil or other hydrocarbon substances or any resulting refined products. The fees paid to Lion Oil were nominal for the three and nine months ended September 30, 2013.
In connection with the Tyler Acquisition, we and Delek entered into a lease and access agreement with respect to the real property at the Tyler Terminal and Tank Assets. Under this agreement, we will lease from Delek the real property on which the Tyler Terminal and Tank Assets are located for $100.00 annually, paid in advance, with an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.
13. Related Party Transactions
Commercial Agreements in Connection with the Offering
The Partnership entered into various long-term, fee-based commercial agreements with Delek at the completion of the Offering. Except where noted, each of these agreements, described below, became effective on November 7, 2012, concurrent with the completion of the Offering. Each of these agreements include minimum quarterly volume or throughput commitments and have tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted. Exceptions to this requirement that Delek make minimum payments under a given agreement can exist if (i) there is an event of force majeure affecting our asset, or (ii) after the first three years of the applicable commercial agreement's term (a) there is an event of force majeure affecting the applicable Delek asset, or (b) if Delek shuts down the applicable refinery upon giving 12 months' notice, which such notice may only be given after the first two years of the applicable commercial agreement's term. In addition, Delek may terminate any of these agreements under certain circumstances.
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
Each of the Partnership's commercial agreements with Delek entered into at the completion of the Offering, other than the marketing agreement described under "Wholesale Marketing and Terminalling—East Texas," has an initial term of five years, which may be extended at the option of Delek for up to two additional five-year terms. The marketing agreement has an initial term of ten years and may be renewed annually, thereafter.
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, beginning on July 1, 2013, by the amount of any change in FERC oil pipeline index or, in the case of the east Texas marketing agreement and the Tyler Throughput and Tankage agreement, to FERC or other inflation based indexes, the consumer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Lion Pipeline and SALA Gathering Systems. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery for crude oil and finished products. Under this pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput volumes on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 bpd (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a tariff rate of $0.89 per barrel, which tariff runs through June 30, 2014. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a tariff rate of $0.104 per barrel, which tariff runs through June 30, 2014. Tariff rates are subject to increase or decrease on July 1 of each year by the amount of any change in the FERC oil pipeline index.

•
SALA Gathering System. The minimum throughput commitment is an aggregate of 14,000 bpd (on a quarterly average basis) of crude oil transported on the SALA Gathering System at a tariff rate of $2.35 per barrel, which tariff runs through June 30, 2014. Volumes initially gathered on the SALA Gathering System before injection into the Lion Pipeline System are not subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery. Tariff rates are subject to increase or decrease on July 1 of each year by the amount of any change in the FERC oil pipeline index.

For a discussion of a third party's involvement in this agreement, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement."
East Texas Crude Logistics System. We entered into a five-year pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for the Tyler Refinery. This agreement replaced the pipelines and tankage agreement between Delek and the DKL Predecessor. Going forward, crude oil volumes transported on our East Texas Crude Logistics System will decrease from approximately 55,000 bpd to approximately 12,000 bpd or less. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput volumes of crude oil of at least 35,000 bpd, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a transportation fee of $0.42 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee of $0.22 per barrel. In addition, Delek pays a storage fee of $261,480 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system. The fees paid to us are subject to increase or decrease on July 1 of each year.

East Texas. We entered into a marketing agreement with Delek pursuant to which we market 100% of the output of the Tyler Refinery, other than jet fuel and petroleum coke. This agreement has a ten year initial term and automatically renews annually thereafter unless notice is given by either party ten months prior to the end of the then current term and replaced the marketing agreement between Delek and the DKL Predecessor. Under the marketing agreement, Delek is obligated to make available to us for marketing and sale at the Tyler Refinery and/or our Big Sandy Terminal an aggregate amount of refined products of at least 50,000 bpd, calculated on a quarterly average basis. In exchange for our marketing services, Delek pays us a base fee of $0.6065 per barrel of products it sells. In addition, Delek has agreed to pay us 50% of the margin, if any, above an agreed base level generated on the sale as an incentive fee, provided that the incentive fee shall not be less than $175,000 nor greater than $500,000 per quarter. Fees are subject to increase or decrease on July 1 of each year by the amount of any change in the consumer price index.

Terminalling. We entered into two five-year terminalling services agreements pursuant to which Delek pays us fees for providing terminalling and other services to Delek at our Memphis and Big Sandy Terminals, as well as for storing product at our Big Sandy Terminal. The minimum throughput commitment under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy Terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.52 per barrel. The fees paid to us are subject to increase or decrease on July 1 of each year.
Even though the Big Sandy Terminal has not been operational because the Hopewell Pipeline, which is necessary for the use of the terminal, is out of service, Delek paid to us terminal fees for the Big Sandy Terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $52,250 per month, the minimum payment due per the agreement during the quarter ended September 30, 2013. We expect the Big Sandy Terminal to be operational in the fourth quarter 2013.
On July 19, 2013, we acquired the Hopewell Pipeline in order to effectively connect it with the Big Sandy Pipeline and thereby return the Big Sandy Terminal to operation. In connection with the acquisition, on July 25, 2013, we and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the terminalling services agreement for the Big Sandy Terminal originally entered into in connection with the Offering. Under the amended and restated agreement, Delek is also obligated to throughput a minimum aggregate volume of at least 5,000 bpd through the Tyler-Big Sandy Pipeline, calculated on a quarterly average basis, and must pay a transportation fee of $0.52 per barrel to us for volumes shipped on the pipeline in addition to its terminal throughput obligations described above.
Commercial Agreements in Connection with the Tyler Acquisition
On July 26, 2013, in connection with the Tyler Acquisition, we and Delek entered into a throughput and tankage agreement with respect to the Tyler Terminal and Tank Assets. Under the agreement, we will provide Delek with throughput and storage services in return for throughput and storage fees. During each calendar quarter, Delek is obligated to throughput an aggregate amount of at least 50,000 bpd of certain refined products through the Tyler Terminal at a throughput fee of $0.35 per barrel (the "Throughput Fee"). Delek is also subject to a $841,667 per month storage fee for the right to use the active shell capacity of the Tyler Storage Tanks. The fees under the agreement are indexed annually, on July 1, for inflation. The initial term of the agreement is eight years and Delek, at its sole option, may extend the term for two renewal terms of four years each. If Delek does not throughput the aggregate amounts equal to the minimum throughput commitments described above during any calendar quarter, Delek shall pay us a shortfall payment equal to the shortfall volume multiplied by the Throughput Fee. Delek paid us approximately $3.3 million pursuant to the agreement for the three and nine months ended September 30, 2013.
As set forth in the agreement, we are obligated to maintain certain throughput and storage capacities. Failure to meet such obligations may result in a reduction of fees payable under the agreement.

Tyler Lease and Access Agreement. In connection with the Tyler Acquisition, we and Delek entered into a lease and access agreement with respect to the real property at the Tyler Terminal and Tank Assets. Under this agreement, we will lease from Delek the real property on which the Tyler Terminal and Tank Assets are located for $100.00 annually, paid in advance, with an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.
Tyler Site Services Agreement. In connection with the Tyler Acquisition, we and Delek entered into a site services agreement. Under the site services agreement, Delek will provide us with shared use of certain services, materials and facilities that are necessary to operate and maintain the Tyler Terminal and Tank Assets as operated and maintained prior to our acquisition. We are subject to an initial annual service fee of $0.2 million with one-twelfth to be paid monthly to Delek. The annual service fee shall be adjusted on July 1 of each calendar year for inflation and may also increase by an amount equal to the actual cost to Delek of providing increased quantities of any items provided under this agreement. The term of the site services agreement is commensurate with the lease and access agreement discussed above.
Payments Made Under Commercial Agreements

The amounts paid under the commercial agreements with Delek described above during the three and nine months ended September 30, 2013 are as follows:

•
Delek paid us approximately $9.8 million and $27.9 million pursuant to the Lion Pipeline System pipeline and storage facilities agreement and the Memphis terminalling agreement during the three and nine months ended September 30, 2013, respectively. Delek paid the DKL Predecessor approximately $4.4 million and $11.5 million for the three and nine months ended September 30, 2012, respectively for similar pipeline and storage facilities services.

•
Delek paid us approximately $1.3 million and $6.0 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement during the three and nine months ended September 30, 2013, respectively, and paid the DKL Predecessor approximately $3.7 million and $8.5 million for the three and nine months ended September 30, 2012, respectively, under a similar pipeline and tankage agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012;

•
Delek paid us approximately $3.6 million and $10.3 million pursuant to the East Texas marketing agreement during the three and nine months ended September 30, 2013, respectively, and paid the DKL Predecessor approximately $2.8 million and $9.2 million for the three and nine months ended September 30, 2012, respectively, under a similar marketing agreement that was in place during that period but was replaced by the agreement referenced above dated November 7, 2012; and

•
Delek paid us approximately $0.6 million and $1.3 million pursuant to the terminalling agreement for services at our Big Sandy Terminal for the three and nine months ended September 30, 2013, respectively.

•	Delek paid us approximately $3.3 million pursuant to the throughput and tankage agreement with respect to the Tyler Terminal and Tank Assets for the three and nine months ended September 30, 2013.
El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to an arrangement with Delek and Lion Oil, to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds title to all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. J. Aron is therefore considered the shipper on the Lion Pipeline System and the SALA Gathering System. J. Aron also has title to the product stored at our Memphis terminal. Under our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System and our terminalling agreement with Lion Oil relating to the Memphis terminal, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and refined products stored in or transported on or through these systems and the Memphis terminal, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek and J. Aron sells the product back to Delek, J. Aron is our primary customer under each of these agreements. J. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2014, and will pay us for the transportation and storage services we provide to it. The rights assigned to J. Aron will not alter Lion Oil's obligations to throughput minimum volumes under our agreements with respect to the transportation, terminalling and storage of crude oil and refined products through our facilities, but J. Aron's throughput will be credited toward Lion Oil's minimum throughout commitments. Accordingly, Lion Oil will be responsible to make any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

Other Agreements with Delek

In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek:

Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek upon the completion of the Offering. Pursuant to the terms of the omnibus agreement, among other things, the omnibus agreement requires us to pay a $2.7 million annual fee to Delek, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters. The omnibus agreement also requires Delek to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal of the Paline Pipeline System and sign the connection agreement described below under "Other Agreements."
Delek also agreed to reimburse us for any operating expenses in excess of $500,000 per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards through November 7, 2017. Furthermore, for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017, Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for such twelve month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described in the preceding sentence. Delek's reimbursement obligations will not survive any termination of the omnibus agreement.
On July 26, 2013, in connection with the Tyler Acquisition, the Partnership entered into an amendment and restatement to the omnibus agreement with Delek. The amendment and restatement includes the following, among others: (i) certain modifications in the reimbursement by Delek and certain of its subsidiaries for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek for corporate general and administrative services.
The amendment and restatement also increased the annual administrative fee payable by the Partnership to Delek for corporate general and administrative services that Delek and its affiliates provide under the omnibus agreement, from $2.7 million to $3.0 million, prorated and payable monthly. We paid Delek approximately $1.0 million and $2.8 million during both the three and nine months ended September 30, 2013, respectively, pursuant to this agreement. Delek paid us approximately $0.9 million pursuant to this agreement during the three months ended March 31, 2013 as indemnification relative to the Paline Pipeline System. No indemnification fees with respect to the Paline Pipeline System were paid to us during the three months ended September 30, 2013.
Operation and Management Services Agreement
Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. We and our general partner entered into an operation and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operation and management services with respect to our pipelines, storage and terminalling facilities and related assets, including operating and maintaining flow and pressure control, maintaining and repairing our pipelines, storage and terminalling facilities and related assets, conducting routine operational activities, and managing transportation and logistics, contract administration, crude oil and refined product measurement, database mapping, rights-of-way, materials, engineering support and such other services as our general partner and Delek may mutually agree upon from time to time. We and/or our general partner reimburse Delek for such services under the operation and management services agreement. We and our subsidiaries paid Delek approximately $0.9 million and $5.9 million pursuant to this agreement during the three and nine months ended September 30, 2013, respectively.
On July 26, 2013, in connection with the Tyler Acquisition, the Partnership, our general partner and Delek Logistics Services Company terminated the operation and management services agreement. We will continue to reimburse our general partner for the services it provides to us under our partnership agreement. We reimbursed our general partner $1.7 million pursuant to the partnership agreement during the three months ended September 30, 2013.

Other Agreements
Paline Pipeline System Capacity Reservation. In 2011, prior to our purchase of the Paline Pipeline System, a major integrated oil company contracted with the prior owner of the Paline Pipeline System to reverse the pipeline to primarily run southbound. In exchange, the oil company agreed to pay for use of 100% of such southbound capacity for a monthly fee of $450,000 and $529,250 per month in 2012 and 2013, respectively, which will thereafter be subject to annual escalation based on the producer price index during any renewal periods. Under the contract, the pipeline was to be reversed in four segments and the amount of usage fees to be paid is based on the number of segments reversed. The monthly fees payable to us under our agreement with this customer will increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
Pursuant to the terms of the usage contract, this customer was required to make only payments of $229,000 per month for this capacity until the final segment of the reversal of the Paline Pipeline System was completed and we entered into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012. However, a connection agreement was fully executed in April 2013, even though our customer had not yet completed the work on its tanks. Because we completed our necessary work, we believe we were owed the full payment under the contract beginning in November 2012 but our customer paid only $229,000 per month in 2012 and during the first quarter 2013. Pursuant to our omnibus agreement with Delek (described above), Delek indemnified us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee if such failure is attributable to these conditions not being satisfied. Therefore, beginning in the second quarter 2013 and going forward we received the minimum amount payable of $529,250 per month under the contract as well as fees associated with throughput on volumes in excess of 30,000 bpd.
Delek Transactions
In addition to the agreements described above, we purchased finished product from Delek, totaling $22.6 million and $53.2 million during the three and nine months ended September 30, 2013, respectively. We also purchased bulk biofuels totaling $7.0 million and $19.5 million during the three and nine months ended September 30, 2013, respectively, from Delek for sale and exchange at our Abilene and San Angelo, Texas terminals. In addition, we sold Renewable Identification Numbers in the amount of approximately $1.7 million and $5.2 million to Delek during the three and nine months ended September 30, 2013.
DKL Predecessor Transactions
Related-party transactions of the DKL Predecessor were settled through division equity. The balances in receivables and accounts payable with affiliated companies represent the amount owed from or to Delek related to certain affiliate transactions. Revenues from affiliates in the condensed combined statements of income of the DKL Predecessor consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates or contractually based fees.
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
MAPCO Express, Inc. ("Express"), provided general and administrative support for us, including services such as corporate management, accounting and payroll. In exchange for these services, we paid Express a monthly management fee. Total management fees paid to Express for the three and nine months ended September 30, 2012 were $0.3 million and $0.9 million, respectively, which is recorded in general and administrative expenses in the accompanying condensed combined statement of operations.
Payroll expenses for certain employees of Delek were transferred to us. In the three and nine months ended September 30, 2012, $0.5 million and $1.5 million, respectively in payroll expenses were reclassified to us from Delek and are included in general and administrative expenses in the accompanying condensed combined statements of income.
Lion Oil provided general and administrative support for us, including services such as corporate management, insurance, accounting and payroll. The property and liability insurance costs were allocated to us based on a percentage of property and equipment cost until actual insurance costs were billed. Insurance allocations through June 30, 2012 were reversed during the three months ended September 30, 2012 due to the actual insurance costs being billed during those months, which resulted in a credit of $0.6 million to general and administrative expenses, whereas the actual insurance costs are recorded in operating expenses in the accompanying condensed combined statements of income. The remaining shared services costs were allocated based on a percentage of salaries expense and were $0.4 million and $1.0 million during the three three and nine months ended September 30,

2012. These costs are recorded in general and administrative expenses in the accompanying condensed combined statements of income.
J. Christy Construction Inc., a subsidiary of Lion Oil, provided certain repairs, maintenance, and other contract services to us totaling $0.7 million and $1.3 million for the three and nine months ended September 30, 2012, which are recorded in operating expenses in the accompanying condensed combined statements of income.
We had revenues from Lion Oil related to the SALA Gathering and Lion Pipeline Systems totaling $4.4 million and $11.5 million during the three and nine months ended September 30, 2012. We had revenues from Lion Oil related to the Nashville terminal totaling $0.2 million and $0.6 million during the three and nine months ended September 30, 2012. Following the Offering, the Partnership has third party revenues regarding the SALA Gathering and Lion Pipeline Systems and the Nashville terminal. Historically, we participated in Lion Oil's centralized cash management program under which cash receipts and cash disbursements were processed through Lion Oil's cash accounts with a corresponding credit or charge to an affiliate account. The affiliate account is included in division equity. Following the Offering, the Partnership maintains separate cash accounts.
We entered into a service agreement with Delek effective October 1, 2006, which among other things, required Delek to pay service fees to us based on the number of gallons sold at the Tyler Refinery and a sharing of a portion of the marketing margin achieved in return for providing marketing, sales and customer services. Service fees income received from Delek for the three and nine months ended September 30, 2012 was $2.8 million and $9.2 million, respectively and is recorded in net sales in the accompanying condensed combined statements of income.
We and Delek had a service agreement, which among other things, required Delek to pay us throughput and storage fees based on the amount of the crude transported and/or stored. This fee equated to $0.35 per barrel transported into the refinery, plus $0.3 million per month for storage, or $0.7 million, whichever was greater. Additionally, Delek paid us a quarterly fee of approximately $0.2 million to compensate for the tax consequence resulting from the depreciation expense that was not incurred by us due to the accounting treatment of the acquisition of the pipeline assets. Total fees paid to us in conjunction with pipeline storage fees were $3.7 million and $8.5 million during the three and nine months ended September 30, 2012. Total fees paid to us related to tax depreciation were $0.2 million and $0.6 million during the three and nine months ended September 30, 2012 and are recorded as a reduction of general and administrative expenses in the accompanying condensed combined statements of income.
During the three and nine months ended September 30, 2012, Delek sold finished product to us in the amount of $8.6 million and $18.5 million, respectively. During the fourth quarter of 2011, we began selling bulk biofuels fuels primarily to Delek, which totaled $59.4 million and $161.6 million for the three and nine months ended September 30, 2012.
We recognized $0.2 million and $0.5 million for the three and nine months ended September 30, 2012 in compensation expense related to stock-based compensation awards to related party employees for allocated related party services and an allocation of director and executive officer equity-based compensation.
14. Subsequent Events

Distribution Declaration
On October 25, 2013, our general partner's board of directors declared a quarterly cash distribution of 0.405 per unit, payable on November 14, 2013, to unitholders of record on November 7, 2013.

North Little Rock Acquisition
On October 24, 2013, we purchased a refined product terminal in Little Rock, Arkansas from Enterprise Refined Products Pipeline Company LLC. The aggregate purchase price was approximately $5.0 million in cash, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP Predecessor," the "DKL Predecessor," and "we," "our," "us" or like terms, when used in the context of periods prior to November 7, 2012, refer to Delek Logistics Partners, LP Predecessor, the Partnership's predecessor for accounting purposes. References to "Delek Logistics Partners, LP," the "Partnership," and "we," "our," "us," or like terms, when used in the present tense or in the context of periods on or after November 7, 2012, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
The information presented in this Quarterly Report on Form 10-Q contains the unaudited condensed combined financial results of the Predecessors for the three and nine months ended September 30, 2012. The DKL Predecessor includes the financial results of the initial assets acquired from Delek during the initial public offering (the "Offering"). The unaudited condensed consolidated financial results for the three and nine months ended September 30, 2013 include the results of operations of the Partnership.
On July 26, 2013, the Partnership completed the acquisition (the "Tyler Acquisition") of the refined products terminal (the "Tyler Terminal") and ninety-six storage tanks and ancillary assets (the "Tyler Tank Assets") adjacent to Delek's Tyler, Texas refinery (the "Tyler Refinery") from Delek. The Tyler Terminal, together with the Tyler Tank Assets, are sometimes hereinafter collectively referred to as the "Tyler Terminal and Tank Assets." The Tyler Acquisition was a transfer between entities under common control. Accordingly, the accompanying financial statements and related notes of the Predecessor and the Partnership have been retrospectively adjusted to include the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013, the date of the acquisition (the "Tyler Predecessor"). We refer to the historical results of the DKL Predecessor and the Tyler Predecessor collectively as our "Predecessors."
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek and its ability to pay us under our commercial agreements;

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or any third-party's obligations under our commercial agreements;

•	disruptions or losses or expenses due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	our reliance on information technology systems in our day to day operations;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	our growth may be limited by Delek's ability to grow as expected;

•	operating hazards and other risks incidental to transporting, storing and gathering crude oil and refined products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital and the price and availability of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including but not limited to the rules and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC");

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this report.
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
Overview
The Partnership owns and operates crude oil and refined products logistics and marketing assets. We gather, transport and store crude oil and market, distribute, transport and store refined products in select regions of the southeastern United States and Texas for Delek and third parties, primarily in support of Delek’s Tyler Refinery and El Dorado, Arkansas (the "El Dorado Refinery"). A substantial majority of our existing assets are both integral to and dependent on the success of Delek’s refining operations.
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

Our pipelines and transportation segment primarily consists of assets divided into six operating systems: (i) our Lion Pipeline System, (ii) our SALA Gathering System, (iii) our Paline Pipeline System, (iv) our East Texas Crude Logistics System (including the Nettleton Pipeline and McMurrey Pipeline System), (v) the Tyler-Big Sandy Pipeline (as hereinafter defined) and (vi) the Tyler

Tank Assets. These assets provide crude oil gathering, crude oil and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, this segment provides crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices.

Our wholesale marketing and terminalling segment consists primarily of the following assets: (i) refined products terminals in Abilene, Texas and San Angelo, Texas, which we lease to Noble Petro, Inc. (“Noble Petro”); (ii) product pipelines in west Texas connecting the Abilene, Texas and San Angelo, Texas terminals to the Magellan Orion pipeline, which we also lease to Noble Petro, (iii) refined products terminals in Big Sandy, Texas, Memphis, Tennessee, and Nashville, Tennessee and (iv) the Tyler Terminal. We generate revenue in our wholesale marketing and terminalling segment by providing marketing and terminalling services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our Abilene, Texas and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products from third parties for sale and exchange to third parties and by providing terminalling services to independent third parties and Delek.

Recent Developments

Amended and Restated Credit Facility

We entered into a senior secured revolving credit agreement concurrent with the completion of the Offering on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement"). Under the terms of the Amended and Restated Credit Agreement, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits draw downs in U.S. or Canadian dollars. The Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or a CDOR (Canadian Dealer Offered Rate) rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently reported leverage ratio.

North Little Rock Acquisition
On October 24, 2013, we purchased a refined product terminal in Little Rock, Arkansas from Enterprise Refined Products Pipeline Company LLC. The aggregate purchase price was approximately $5.0 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

Hopewell Acquisition

On July 19, 2013, the Partnership purchased from Enterprise TE Products Pipeline Company LLC, a 13.5 mile pipeline (the "Hopewell Pipeline") that originates at the Tyler Refinery and terminates at the Hopewell Station, where it effectively connects to our 19-mile pipeline that originates at the Hopewell Station in Smith County, Texas and terminates at the Big Sandy Station in Big Sandy, Texas (the "Big Sandy Pipeline"). The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler Refinery and our light petroleum products terminal located in Big Sandy, Texas (the "Big Sandy Terminal"), (the "Tyler-Big Sandy Pipeline"). The aggregate purchase price was approximately $5.7 million, which has been preliminarily allocated to property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline). In connection with the acquisition of the Hopewell Pipeline, on July 25, 2013, the Partnership and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the terminalling services agreement dated November 7, 2012 for the Big Sandy Terminal to, among other things, include a minimum throughput commitment and a per barrel throughput fee that Delek will pay us for throughput along the Tyler-Big Sandy Pipeline.

Tyler Acquisition

On July 26, 2013, the Partnership completed the Tyler Acquisition and acquired the Tyler Terminal and Tank Assets. The purchase price paid for the assets acquired was $94.8 million in cash. The assets acquired consist of:

•
The Tyler Terminal. The refined products terminal located at the Tyler Refinery, which consists of a truck loading rack with nine loading bays supplied by pipeline from storage tanks, also owned by the Partnership, located adjacent to the Tyler Refinery, along with certain ancillary assets. Total throughput capacity for the terminal is approximately 72,000 barrels per day ("bpd").

•
The Tyler Tank Assets. Ninety-six storage tanks and certain ancillary assets (such as tank pumps and piping) located adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels.

In connection with the Tyler Acquisition, the Partnership and Delek entered into, amended or terminated, as applicable, the following material definitive agreements effective as of July 26, 2013.

Tyler Throughput and Tankage Agreement. Under the throughput and tankage agreement, we provide Delek with throughput and storage services at the Tyler Terminal and Tank Assets in return for throughput and storage fees. The initial term of the throughput and tankage agreement is eight years and Delek, at its sole option, may extend the term for two renewal terms of four years each.

Amended and Restated Omnibus Agreement.  The Partnership entered into an Amended and Restated Omnibus Agreement (the "Restated Omnibus Agreement") with Delek, which amended and restated the omnibus agreement entered into in connection with the Offering by and among the parties and includes the following changes, among others: (i) certain modifications in the reimbursement by Delek and certain of its subsidiaries for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek for corporate general and administrative services.

Tyler Lease and Access Agreement.  Under the lease and access agreement, we will lease from Delek the real property on which the Tyler Terminal and Tank Assets are located. The lease and access agreement has an initial term of 50 years with automatic renewal for a maximum of four successive 10-year period thereafter.

Tyler Site Services Agreement.  Under the site services agreement, Delek will provide us with shared use of certain services, materials and facilities that are necessary to operate and maintain the Tyler Terminal and Tank Assets as operated and maintained prior to the Tyler Acquisition. The term of the site services agreement is the same as the lease and access agreement discussed above.

Operation and Management Services Agreement. In connection with the Tyler Acquisition, the Partnership, our general partner and Delek terminated the operation and management services agreement entered into in connection with the Offering. We will continue to reimburse our general partner for services it provides to us, pursuant to the terms of the partnership agreement.

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
We also entered into several new agreements with Delek as part of the Tyler Acquisition on July 26, 2013. See "Recent Developments—Tyler Terminal and Tank Assets Acquisition" for more information.
Pipelines and Transportation
Lion Pipeline and SALA Gathering Systems. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery. For a discussion of a third party's involvement in this agreement, see "El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement." Under this pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput requirements on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 bpd (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a tariff rate of $0.89 per barrel, which tariff runs through June 30, 2014. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a tariff rate of $0.104 per barrel, which tariff runs through June 30, 2014. Tariff rates are subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index.

•
SALA Gathering System. The minimum throughput commitment is an aggregate of 14,000 bpd (on a quarterly average basis) of crude oil transported on the SALA Gathering System at a tariff rate of $2.35 per barrel, which tariff runs through June 30, 2014. Volumes initially gathered on the SALA Gathering System before injection into the Lion Pipeline System are not subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery. Tariff rates are subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index.

East Texas Crude Logistics System. We entered into a pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for the Tyler Refinery. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput requirements of at least 35,000 bpd of crude oil, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a transportation fee of $0.42 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee of $0.22 per barrel. In addition, Delek pays a storage fee of $261,480 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system. The fees paid to us are subject to increase or decrease on July 1 of each year.
The East Texas Crude Logistics System is comprised of the Nettleton and McMurrey Pipelines. The Nettleton Pipeline is used to transport crude oil from our tank farms in and around Nettleton, Texas to the Bullard Junction at the Tyler Refinery. The McMurrey Pipeline also begins at our tank farms in and around Nettleton, Texas and then runs roughly parallel to the Nettleton Pipeline. In April 2013, a reconfigured pipeline system that is owned and operated by third parties began transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured system. As a result, the crude oil supplied through the Nettleton and McMurrey Pipelines fell below the minimum aggregate throughput requirements during the second quarter of 2013 and remained below the minimum aggregate throughput requirements through the three months ended September 30, 2013. Going forward, crude oil volumes transported on our East Texas Crude Logistics System will decrease from approximately 55,000 bpd to approximately 12,000 bpd or less. For so long as Delek is required to pay the associated minimum volume commitment under its commercial agreement with us relating to the East Texas Crude Logistics System, Delek will be obligated to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, or approximately $5.1 million annually. Such throughput fees are in addition to the storage fees of $3.0 million per year that Delek will be obligated to pay us under the agreement.
Wholesale Marketing and Terminalling
East Texas. We entered into a marketing agreement with Delek pursuant to which we market 100% of the output of the Tyler Refinery, other than jet fuel and petroleum coke. Under the marketing agreement, Delek is obligated to make available to us for marketing and sale at the Tyler Terminal and/or our Big Sandy Terminal an aggregate amount of refined products of at least 50,000 bpd, calculated on a quarterly average basis. In exchange for our marketing services, Delek pays us a base fee of $0.6065 per barrel of products it sells. In addition, Delek has agreed to pay us 50% of the margin, if any, above an agreed base level generated on the sale as an incentive fee, provided that the incentive fee shall not be less than $175,000 nor greater than $500,000 per quarter. Fees are subject to increase or decrease on July 1 of each year, by the amount of any change in the consumer price index.

Terminalling. We entered into two five-year terminalling services agreements pursuant to which Delek pays us fees for providing terminalling and other services to Delek at our Memphis and Big Sandy Terminals, as well as for storing product at our Big Sandy Terminal. The minimum throughput commitment under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy Terminal, representing approximately 55% of maximum loading capacity, in each case at a fee of $0.52 per barrel. The fees paid to us are subject to increase or decrease on July 1 of each year.
The Big Sandy Terminal is currently not operational because the Hopewell Pipeline, which is necessary for the use of the terminal, is currently out of service. Although the terminal was not operational, Delek paid us to terminal at the Big Sandy Terminal a minimum of 5,000 bpd of refined products from the Tyler Refinery and a storage fee of $52,250 per month, the minimum payment due per the agreement during the quarter ended September 30, 2013. We expect the Big Sandy Terminal to be operational in the fourth quarter 2013.
On July 19, 2013, we acquired the Hopewell Pipeline. In connection with the acquisition, on July 25, 2013, we and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the terminalling services agreement for the Big Sandy Terminal originally entered into in connection with the Offering. Under the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), Delek is obligated to throughput a minimum aggregate volume of at least 5,000 bpd through the pipeline, calculated on a quarterly average basis, and must pay a transportation fee of $0.52 per barrel to us for volumes shipped on the pipeline in addition to its terminal throughput obligations described above.
El Dorado Refinery Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to a supply and offtake arrangement with Delek and Lion Oil Company ("Lion Oil") to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds title to all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. J. Aron is therefore considered the shipper on the Lion Pipeline System and the SALA Gathering System. J. Aron also has title to the refined products stored at our Memphis terminal. Under our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System and our terminalling agreement with J. Lion Oil relating to the Memphis terminal, Lion Oil has assigned to J. Aron certain of its rights, including the right to have J. Aron's crude oil and refined products stored in or transported on or through these systems and the Memphis terminal, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek and J. Aron sells the product back to Delek, J. Aron is technically our primary customer under each of these agreements. J. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2014, and J. Aron will pay us for the transportation and storage services we provide to it. The rights assigned to J. Aron will not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, terminalling and storage of crude oil and refined products through our facilities, but J. Aron's throughput will be credited toward Lion Oil's minimum throughout commitments. Accordingly, Lion Oil will be responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement that may result from minimum throughputs or volumes not being met.
Commercial Agreements with Third Parties
Pipelines and Transportation
Paline Pipeline System Capacity Reservation. In 2011, prior to our purchase of the Paline Pipeline System, a major integrated oil company contracted with the prior owner of the Paline Pipeline System to reverse the pipeline to primarily run southbound. In exchange, the oil company agreed to pay for the use of 100% of such southbound capacity for a monthly fee of $450,000 and $529,250 per month in 2012 and 2013, respectively, which will thereafter be subject to annual escalation based on the producer price index during any renewal periods. Under the contract, the pipeline was to be reversed in four segments and the amount of usage fees to be paid is based on the number of segments reversed. In connection with our acquisition of the Paline Pipeline System, we assumed this agreement. Monthly fees payable to us under our agreement with this customer will increase proportionately to the extent throughput volumes are above 30,000 bpd. The agreement extends through December 31, 2014 and will renew automatically each year unless terminated by either party at least six months prior to the year end.
Pursuant to the terms of the usage contract, this customer was required to make only payments of $229,000 per month for this capacity until the final segment of the reversal of the Paline Pipeline System was completed and we entered into a connection agreement with an affiliate of the customer to connect our system with such affiliate's tanks. We completed our work on the fourth segment of the reversal in October 2012. However, the connection agreement was fully executed in April 2013, even though our customer had not yet completed the work on its tanks. Because we completed our necessary work, we believe we were owed the full payment under the contract beginning in November 2012 but our customer paid only $229,000 per month in 2012 and during the first quarter 2013. Pursuant to our omnibus agreement with Delek (described above), Delek indemnified us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee if such failure is attributable to these conditions not being satisfied. Therefore, beginning in the second quarter 2013 and going forward we received the minimum amount payable of $529,250 per month under the contract as well as fees associated with throughput on volumes in excess of 30,000 bpd.
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
Other Agreements with Delek
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek:
Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek upon the completion of the Offering. Pursuant to the terms of the omnibus agreement, among other things, the omnibus agreement requires us to pay a $2.7 million annual fee to Delek, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, the omnibus agreement provides for Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters. The omnibus agreement also requires Delek to indemnify us during the period from November 1, 2012 through December 31, 2013 for any lost service fees attributable to the failure to complete the reversal of the Paline Pipeline System and sign the connection agreement described below under "Other Agreements."
Delek also agreed to reimburse us for any operating expenses in excess of $500,000 per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards through November 7, 2017. Furthermore, for each of (i) the twelve months ending September 30, 2013 and (ii) each calendar year through December 31, 2017, Delek will reimburse us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of $3.0 million for such twelve month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described in the preceding sentence. Delek's reimbursement obligations will not survive any termination of the omnibus agreement.
On July 26, 2013, in connection with the Tyler Acquisition, the Partnership entered into an amendment and restatement to the omnibus agreement with Delek. The amendment and restatement includes the following, among others: (i) certain modifications in the reimbursement by Delek and certain of its subsidiaries for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek for corporate general and administrative services.
The amendment and restatement also increased the annual administrative fee payable by the Partnership to Delek for corporate general and administrative services that Delek and its affiliates provide under the omnibus agreement, from $2.7 million to $3.0 million, prorated and payable monthly. We paid Delek approximately $1.0 million and $2.8 million during both the three and nine months ended September 30, 2013, respectively, pursuant to this agreement. Delek paid us approximately $0.9 million pursuant to this agreement during the three months ended March 31, 2013 as indemnification relative to the Paline Pipeline System. No indemnification fees with respect to the Paline Pipeline System were paid to us during the three months ended September 30, 2013.
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
On July 26, 2013, in connection with the Tyler Acquisition, the Operation and Management Services Agreement was terminated. We will continue to reimburse our general partner for services it provides to us pursuant to the terms of our partnership agreement. See "Recent Developments—Tyler Terminal and Tankage Acquisition."
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
Contribution Margin and Gross Margin per Barrel. Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net sales less cost of sales and operating expenses. For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. The gross margin per barrel reflects the gross margin (net sales less cost of sales) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices of gasoline, distillate fuel and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase these products from our suppliers and the time we sell these products to our wholesale customers and the fluctuation in the value of RINs.
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
EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. We define distributable cash flow as EBITDA less net cash paid for interest, maintenance and regulatory capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
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
Revenues. There are differences between the way the Predecessors recorded revenues and the way the Partnership records revenues after the completion of the Offering and any subsequent acquisitions. Because our assets, including the Tyler Terminal and Tank Assets, were historically a part of the integrated operations of Delek, the Predecessors generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in our historical Predecessors condensed consolidated financial statements are different than those reflected in the Partnership's condensed consolidated financial statements as the Predecessors' amounts relate primarily to amounts received from third parties while the Partnership's revenues will reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek at the completion of the Offering, subsequent to the Offering and from existing agreements with third parties under which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to FERC regulation will be adjusted annually on July 1 of each year in accordance with FERC’s indexing methodology. We expect to generate revenue from ancillary services such as ethanol blending and additive injection and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of minimum volume committed under our agreements with Delek. In contrast to the Predecessors, the Partnership does not make bulk biofuel sales in our west Texas marketing operations.
General and Administrative Expenses. The Predecessor's general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to the Predecessors based on the nature of the expenses and our proportionate share of employee time and headcount.
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
Financing. As a publicly traded partnership, the Partnership has declared its intent to make a cash distribution to its unit holders at a distribution rate of 0.405 per unit for the quarter ended September 30, 2013 (1.62 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, from borrowings under the Amended and Restated Credit Facility and future issuances of equity and debt securities.

Income Tax Expenses. Prior to the Offering, the DKL Predecessor was included in Delek’s consolidated federal income tax return, in which the DKL Predecessor was taxed at the entity level as a C corporation. The Partnership is treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no federal income tax expense in our financial statements.
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
Magnolia Station Crude Oil Release
On March 9, 2013, a release of crude oil was detected within a pumping facility at our Magnolia Station located west of the El Dorado Refinery. The pumping facility is owned by our subsidiary SALA Gathering Systems, LLC. Since detecting the release we have worked to contain the release, recover the released crude oil and remediate those areas impacted by the release, coordinating our efforts with the U.S. Environmental Protection Agency and state authorities to restore the impacted area to the satisfaction of the appropriate regulatory authorities. As of the date of this filing, we believe we have completed all necessary remediation, restoration and monitoring of the areas affected by the crude oil release, although there are on-going discussions with the Arkansas Department of Environmental Quality regarding whether additional monitoring or remediation of soil may be necessary. The release did not impact the delivery of crude oil from the Magnolia Station to the El Dorado Refinery and did not interrupt the operations of the El Dorado Pipeline connected to the Magnolia Station.
We believe the total costs and liabilities associated with this event are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the omnibus agreement (as described in Note 13—Related Party Transactions), to pay to us any costs in excess of $0.25 million with respect to this event that we incur as a result of the failure at the pumping facility.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed combined financial statements for the three and nine months ended September 30, 2012, represent our Predecessors' results of operations, while the condensed consolidated financial statements for the three and nine months ended September 30, 2013, represent the results of operations for the Partnership. The accompanying financial statements and related notes of the DKL Predecessor and the Partnership have been retrospectively adjusted to include the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013(1)	2012(1)	2013 (1)	2012(1)
		Predecessors		Predecessors
Statement of Operations Data:	(In thousands)
Net sales:
Pipelines and transportation	$15,743	$7,960	$43,008	$21,440
Wholesale marketing and terminalling	227,552	263,846	641,323	751,929
Total	243,295	271,806	684,331	773,369
Operating costs and expenses:
Cost of goods sold	218,222	255,281	614,048	729,750
Operating expenses	7,474	9,540	23,075	20,637
General and administrative expenses	1,868	1,804	5,172	6,937
Depreciation and amortization	2,844	2,616	9,074	7,720
Loss on sale of assets	—	5	—	5
Total operating costs and expenses	230,408	269,246	651,369	765,049
Operating income	12,887	2,560	32,962	8,320
Interest expense	1,194	667	2,763	1,777
Income before taxes	11,693	1,893	30,199	6,543
Income tax expense	307	2,437	547	5,183
Net income (loss)	$11,386	$(544)	$29,652	$1,360
Less: (loss) income attributable to Predecessors	(1,159)	(544)	(6,853)	1,360
Net income attributable to partners	$12,545	$—	$36,505	$—
Comprehensive income attributable to partners	$12,545	$—	$36,505	$—
EBITDA(2)	$15,731	$5,176	$42,036	$16,040

Less: General partner's interest in net income (2%)	$250		$729
Limited partners' interest in net income	$12,295		$35,776

Net income per limited partner unit:
Common units - (basic)	$0.51		$1.49
Common units - (diluted)	$0.51		$1.48
Subordinated units - Delek (basic and diluted)	$0.51		$1.49

Weighted average limited partner units outstanding:
Common units - (basic)	12,036,821		12,014,445
Common units - (diluted)	12,188,342		12,152,657
Subordinated units - Delek (basic and diluted)	11,999,258		11,999,258

Distributable Cash Flow (2)	$12,768		$34,468

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) For a definition of EBITDA and distributable cash flow, please read "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013(1)	2012(1)	2013 (1)	2012(1)
		Predecessors		Predecessors
	(In thousands)
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$11,386	$(544)	$29,652	$1,360
Add:
Income tax expense	307	2,437	547	5,183
Depreciation and amortization	2,844	2,616	9,074	7,720
Interest expense, net	1,194	667	2,763	1,777
EBITDA(2)	$15,731	$5,176	$42,036	$16,040

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$18,998	$(5,634)	$35,484	$(4,532)
Amortization of unfavorable contract liability to revenue	622	—	1,956	—
Amortization of debt issuance costs	(187)	(52)	(560)	(146)
Accretion of asset retirement obligations	(18)	(26)	(163)	(79)
Deferred taxes	(59)	127	(42)	135
Loss on sale of assets	—	(5)	—	(5)
Unit-based compensation expense	(67)	(39)	(179)	(92)
Changes in assets and liabilities	(5,059)	7,701	2,230	13,799
Income taxes	307	2,437	547	5,183
Interest expense, net	1,194	667	2,763	1,777
EBITDA(2)	$15,731	$5,176	$42,036	$16,040

Reconciliation of distributable cash flow to EBITDA:
EBITDA (2)	$15,731	$—	$42,036	$—
Less: Cash interest expense, net (3)	1,008	—	2,203	—
Less: Maintenance and Regulatory capital expenditures (4)	924	—	2,716	—
Less: Capital improvement expenditures (5)	93	—	630	—
Add: Reimbursement from Delek for capital expenditures (5)	—	—	463	—
Less: Income tax expense	307	—	547	—
Add: Non-cash unit based compensation expense	68	—	175	—
Less: Amortization of deferred revenue	77		154
Less: Amortization of unfavorable contract liability	622	—	1,956	—
Distributable cash flow (2)	$12,768	$—	$34,468	$—

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

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

(5) For the three and nine months periods ended September 30, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the omnibus agreement.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the three months ended September 30, 2013 and 2012, disaggregated to present the results of operations of the Partnership and the Tyler Terminal and Tank Assets through July 26, 2013 (in thousands):

	Delek Logistics	Tyler Terminal and Tank Assets	Three Months Ended
	Partners	Tyler Predecessor	September 30, 2013
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$12,545	$(1,159)	$11,386
Add:
Income tax expense	307	—	307
Depreciation and amortization	2,600	244	2,844
Interest expense, net	1,194	—	1,194
EBITDA(2)	$16,646	$(915)	$15,731

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$18,090	$908	$18,998
Amortization of unfavorable contract liability to revenue	622	—	622
Amortization of debt issuance costs	(187)	—	(187)
Accretion of asset retirement obligations	(18)	—	(18)
Deferred taxes	(59)	—	(59)
Stock-based compensation expense	(67)	—	(67)
Changes in assets and liabilities	(5,059)	(1)	(5,060)
Income taxes	307	—	307
Interest expense, net	1,194	—	1,194
EBITDA(2)	$14,823	$907	$15,730

Reconciliation of distributable cash flow to EBITDA:
EBITDA (2)	$16,646	$(915)	$15,731
Less: Cash interest expense, net (3)	1,008	—	1,008
Less: Maintenance and Regulatory capital expenditures (4)	697	227	924
Less: Capital improvement expenditures (5)	27	66	93
Less: Income tax expense	307	—	307
Add: Non-cash unit based compensation expense	68	—	68
Less: Amortization of deferred revenue	77	—	77
Less: Amortization of unfavorable contract liability	622	—	622
Distributable cash flow (2)	$13,976	$(1,208)	$12,768

	Delek Logistics	Tyler Terminal and Tank Assets	Three Months Ended
	Partners	Tyler Predecessor	September 30, 2012
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$2,968	$(3,512)	$(544)
Add:
Income tax expense	2,437	—	2,437
Depreciation and amortization	2,255	361	2,616
Interest expense, net	667	—	667
EBITDA(2)	$8,327	$(3,151)	$5,176

Reconciliation of EBITDA to net cash from operating activities:
Net cash used in operating activities	$(2,486)	$(3,148)	$(5,634)
Amortization of debt issuance costs	(52)	—	(52)
Accretion of asset retirement obligations	(26)	—	(26)
Deferred taxes	127	—	127
Loss on sale of assets	(5)	—	(5)
Stock-based compensation expense	(39)	—	(39)
Changes in assets and liabilities	7,698	3	7,701
Income taxes	2,437	—	2,437
Interest expense, net	667	—	667
EBITDA(2)	$8,321	$(3,145)	$5,176

	Nine Months Ended September 30,
	2013	2012
		Predecessors
Cash Flow Data:	(In thousands)
Cash flows provided by (used in) operating activities	$35,484	$(4,532)
Cash flows used in investing activities	(13,603)	(39,970)
Cash flows (used in) provided by financing activities	(38,621)	44,680
Net (decrease) increase in cash and cash equivalents	$(16,740)	$178

Segment Data:

	Three Months Ended September 30, 2013
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$15,743	$227,552	$243,295
Operating costs and expenses:
Cost of goods sold	—	218,222	218,222
Operating expenses	5,660	1,814	7,474
Segment contribution margin	$10,083	$7,516	17,599
General and administrative expenses			1,868
Depreciation and amortization			2,844
Operating income			$12,887
Total assets	$164,963	$122,415	$287,378
Capital spending (excluding business combinations) (1)	1,065	517	$1,582

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

	Three Months Ended September 30, 2012 (1)
	Predecessors
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$7,960	$263,846	$271,806
Operating costs and expenses:
Cost of goods sold	—	255,281	255,281
Operating expenses	7,241	2,299	9,540
Segment contribution margin	$719	$6,266	6,985
General and administrative expenses			1,804
Depreciation and amortization			2,616
Loss on sale of assets			5
Operating income			$2,560
Total assets	$145,380	$139,446	$284,826
Capital spending (excluding business combinations) (2)	$5,064	$324	$5,388

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

	Nine Months Ended September 30, 2013
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$43,008	$641,323	$684,331
Operating costs and expenses:
Cost of goods sold	—	614,048	614,048
Operating expenses	18,193	4,882	23,075
Segment contribution margin	$24,815	$22,393	47,208
General and administrative expenses			5,172
Depreciation and amortization			9,074
Operating income			$32,962
Capital spending (excluding business combinations) (1)	6,513	1,368	$7,881

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

	Nine Months Ended September 30, 2012 (1)
	Predecessors
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Combined
Net sales	$21,440	$751,929	$773,369
Operating costs and expenses:
Cost of goods sold	—	729,750	729,750
Operating expenses	16,149	4,488	20,637
Segment contribution margin	$5,291	$17,691	22,982
General and administrative expenses			6,937
Depreciation and amortization			7,720
Loss on sale of assets			5
Operating income			$8,320
Capital spending (excluding business combinations) (2)	$15,400	$1,300	$16,700

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition.

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
Contribution margin for the third quarter 2013 was $17.6 million compared to $7.0 million for the third quarter 2012, an increase of $10.6 million, or 152.0%. The increase in contribution margin was primarily attributable to increases in net sales in our pipelines and transportation segment during the third quarter 2013 compared to the third quarter 2012. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Additionally, the new terminalling and site services agreements that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets contributed to the increase in contribution margin.
For the third quarters of 2013 and 2012, we generated net sales of $243.3 million and $271.8 million, respectively, a decrease of $28.5 million, or 10.5%. In the fourth quarter 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales in the third quarter 2013 compared to the third quarter 2012. Also contributing to the decrease was a $0.12 per gallon decrease in the average sales price per gallon of gasoline for the third quarter 2013, to $2.79 per gallon from $2.91 per gallon in the third quarter 2012. These decreases were partially offset by increases in volumes across most of our operating systems. The decrease was also partially offset by the effect of the new terminalling and site services agreements that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets. The new terminalling and site services agreements contributed $3.3 million to net sales in the third quarter 2013.
Cost of goods sold was $218.2 million for the third quarter 2013 compared to $255.3 million for the third quarter 2012, a decrease of $37.1 million, or 14.5%. The decrease in cost of goods sold is primarily attributable to the discontinuation of the sale of bulk biofuels following the Offering, which accounted for $63.5 million of cost of sales in our wholesale marketing and terminalling segment in the third quarter 2012. The decreases were partially offset by increases in sales volumes in our west Texas operations and in the average cost per barrel sold. The average cost per barrel sold increased $1.24 per barrel in the third quarter 2013, to $125.07 per barrel from $123.83 per barrel in the third quarter 2012.
Operating expenses were $7.5 million for the third quarter 2013 compared to $9.5 million for the third quarter 2012, a decrease of $2.0 million, or 21.7%. The decrease in operating expenses was primarily due to decreases in maintenance costs and insurance allocations in the third quarter 2013 compared to the third quarter 2012.
General and administrative expenses were $1.9 million and $1.8 million for the third quarter 2013 and 2012, respectively, an increase of $0.1 million, or 3.5%. Our Predecessors' general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. Delek continues to charge the Partnership for the management and operation of our logistics assets as specified in the omnibus agreement. The increase in general and administrative expense was primarily due to increased cost allocations of certain direct employee costs allocated to us in the third quarter 2013 compared to the third quarter 2012 in connection with the Restated Omnibus Agreement, under which the fee that Delek charges the Partnership for the management and operation of our logistics assets increased.
Depreciation and amortization was $2.8 million for the third quarter 2013 compared to $2.6 million for the third quarter 2012, an increase of $0.2 million, or 8.7%. This increase was primarily due to the addition of depreciation associated with the reversal of the Paline Pipeline System, which was completed in May 2013.
Interest expense was $1.2 million for the third quarter 2013 compared to $0.7 million for the third quarter 2012, an increase of $0.5 million, or 79.0%. This increase is primarily attributable to increases in our deferred financing charges and increases in interest costs as a result of borrowings incurred in connection with our acquisition of the Tyler Terminal and Tank Assets.
Income tax expense was $0.3 million for the third quarter 2013, compared to $2.4 million for the third quarter 2012. Our effective tax rate was 2.6% for the third quarter 2013, compared to 128.7% for the third quarter 2012. The decrease in our tax expense and effective tax rate was primarily due to the fact that the Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense as of September 30, 2013 reflects a nominal amount of state income tax.

Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012
Contribution margin for the nine months ended September 30, 2013 was $47.2 million compared to $23.0 million for the nine months ended September 30, 2012, an increase of $24.2 million or 105.4%. The increase in contribution margin was primarily attributable to increases in net sales in our pipelines and transportation segment in 2013 compared to 2012. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Additionally, the new terminalling and site services agreements that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets contributed to the increase in contribution margin. Further contributing to the increase in contribution margin were higher margins achieved on our operations in west Texas in the nine months ended September 30, 2013 as compared to the same period in 2012 as a result of ongoing ethanol blending activity.
For the nine months ended September 30, 2013 and 2012, we generated net sales of $684.3 million and $773.4 million, respectively, a decrease of $89.1 million, or 11.5%. In the fourth quarter 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales in the nine months ended September 30, 2013 when compared to the same period in 2012. Also contributing to the decrease was a $0.12 per gallon decrease in the average sales price per gallon of gasoline for the nine months ended September 30, 2013, to $2.80 per gallon from $2.92 per gallon in the nine months ended September 30, 2012. These decreases were partially offset by increases in volumes across most of our operating systems. The decrease was also partially offset by the effect of the new terminalling and site services agreement that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets. The new terminalling and site services agreements contributed $3.3 million to net sales in the third quarter 2013.
Cost of goods sold was $614.0 million for the nine months ended September 30, 2013 compared to $729.8 million for the nine months ended September 30, 2012, a decrease of $115.8 million, or 15.9%. The decrease in cost of goods sold is primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $168.6 million of cost of sales during the nine months ended September 30, 2012. The decreases were partially offset by increases in sales volumes in our west Texas operations and in the average cost per barrel sold. The average cost per barrel sold increased $0.08 per barrel for the nine months ended September 30, 2013, to $123.54 per barrel from $123.46 per barrel in the nine months ended September 30, 2012.
Operating expenses were $23.1 million for the nine months ended September 30, 2013 compared to $20.6 million for the nine months ended September 30, 2012, an increase of $2.5 million, or 11.8%. The increase in operating expenses was primarily due to increases in labor costs. Further contributing to the increase was a $0.3 million expense incurred in connection with the Magnolia Station crude oil release in March 2013 that was not subject to indemnification by Delek.
General and administrative expenses were $5.2 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $1.8 million, or 25.4%. Our Predecessors' general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. While Delek continues to charge the Partnership for the management and operation of our logistics assets as specified in the omnibus agreement, the overall decrease in general and administrative expense was primarily due to decreased cost allocations of certain direct employee costs allocated to us during the nine months ended September 30, 2013 compared to nine months ended September 30, 2012.
Depreciation and amortization was $9.1 million for the nine months ended September 30, 2013 compared to $7.7 million for the nine months ended September 30, 2012, an increase of $1.4 million, or 17.5%. This increase was primarily due to the addition of depreciation associated with the completion of a rail connection to Delek's El Dorado Refinery on our Lion Pipeline System, which was placed into service in January 2013 and the reversal of the Paline Pipeline System, which was completed in May 2013.
Interest expense was $2.8 million for the nine months ended September 30, 2013 compared to $1.8 million for the nine months ended September 30, 2012, an increase of $1.0 million, or 55.6%. This increase is primarily attributable to increases in our deferred financing charges and increases in interest costs as a result of borrowings incurred in connection with our acquisition of the Tyler Terminal and Tank Assets.
Income tax expense was $0.5 million for the nine months ended September 30, 2013, compared to $5.2 million for the nine months ended September 30, 2012. Our effective tax rate was 1.8% for the nine months ended September 30, 2013, compared to 79.2% for the nine months ended September 30, 2012. The decrease in our tax expense and effective tax rate was primarily due to the fact that the Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense as of September 30, 2013 reflects a nominal amount of state income tax.
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
The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment, including the historical results of the Tyler Tank Assets, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(1)	2012 (1)	2013(1)	2012 (1)
		Predecessors		Predecessors
Net sales	$15,743	$7,960	$43,008	$21,440
Operating costs and expenses:
Cost of goods sold	—	—	—	—
Operating expenses	5,660	7,241	18,193	16,149
Segment contribution margin	$10,083	$719	$24,815	$5,291
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,675	44,492	47,331	46,989
Refined products pipelines to Enterprise Systems	52,301	42,862	47,691	44,495
SALA Gathering System	21,921	20,824	22,236	20,434
East Texas Crude Logistics System	10,148	58,652	24,104	54,164

(1)
The information presented includes the results of operations of the Tyler Predecessor. Prior to the completion of the Tyler Acquisition, the Tyler Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

The following tables include the results of operations of the pipelines and transportation segment for the three months ended September 30, 2013 and 2012, disaggregated to present the results of operations of the Partnership and the Tyler Terminal and Tank Assets through July 26, 2013 (in thousands):

	Delek Logistics	Tyler Terminal and	Three Months Ended
	Partners, LP	Tank Assets (1)	September 30, 2013
		Tyler Predecessor
Net sales	$15,743	$—	$15,743
Operating costs and expenses:
Cost of goods sold	—	—	—
Operating expenses	4,984	676	5,660
Segment contribution margin	$10,759	$(676)	$10,083
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,675	—	47,675
Refined products pipelines to Enterprise Systems	52,301	—	52,301
SALA Gathering System	21,921	—	21,921
East Texas Crude Logistics System	10,148	—	10,148

(1)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the acquisition, our Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

	Delek Logistics	Tyler Terminal and	Three Months Ended
	Partners, LP (1)	Tank Assets (1)	September 30, 2012
	DKL Predecessor	Tyler Predecessor
Net sales	$7,960	$—	$7,960
Operating costs and expenses:
Cost of goods sold	—	—	—
Operating expenses	4,597	2,644	7,241
Segment contribution margin	$3,363	$(2,644)	$719
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	44,492	—	44,492
Refined products pipelines to Enterprise Systems	42,862	—	42,862
SALA Gathering System	20,824	—	20,824
East Texas Crude Logistics System	58,652	—	58,652

(1)
The information presented includes the results of operations of the Tyler Predecessor. Prior to the completion of the Tyler Acquisition, the Tyler Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
Contribution margin for the pipelines and transportation segment in the third quarter 2013 was $10.1 million, or 57.3% of our consolidated segment contribution margin, compared to $0.7 million, or 10.3% of our combined segment contribution margin in the third quarter 2012. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Further contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Additionally, the new terminalling and site services agreements that went into effect in connection with the Tyler Acquisition contributed to the increase in contribution margin as cost of goods sold is also not incurred on these assets.
Net sales for the pipelines and transportation segment were $15.7 million for the third quarter 2013 compared to $8.0 million for the third quarter 2012, an increase of $7.8 million, or 97.8%. The increase was primarily attributable to the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. The new terminalling and site services agreement that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets contributed $1.8 million to net sales in the third quarter 2013. Further contributing to the increase were increases in volumes on our SALA Gathering and Lion Pipeline Systems.
Operating expenses were $5.7 million for the third quarter 2013 compared to $7.2 million for the third quarter 2012, a decrease of $1.2 million, or 21.8%. The decrease in operating expense was primarily due to decreases in maintenance costs and insurance allocations in the third quarter 2013 compared to the third quarter 2012.
Comparison of the Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012
Contribution margin for the pipelines and transportation segment for the nine months ended September 30, 2013 was $24.8 million, or 52.6% of our consolidated segment contribution margin, compared to $5.3 million, or 23.0% of our combined segment contribution margin for the nine months ended September 30, 2012. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Further contributing to the increase is the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Additionally, the new terminalling and site services agreements that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets contributed to the increase in contribution margin as cost of goods sold is also not incurred on these assets.
Net sales for the pipelines and transportation segment were $43.0 million for the nine months ended September 30, 2013 compared to $21.4 million for the nine months ended September 30, 2012, an increase of $21.6 million, or 100.6%. The increase was primarily attributable to the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. The new terminalling and site services agreement that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets contributed $1.8 million to net sales in the nine months ended September 30, 2013. Also contributing to the increase in net sales were increases in volumes on our SALA Gathering and Paline Pipeline systems.
Operating expenses were $18.2 million for the nine months ended September 30, 2013 compared to $16.1 million for the nine months ended September 30, 2012, an increase of $2.1 million, or 12.7%. The increase in operating expense was due primarily to increases in labor and maintenance costs during the nine months ended September 30, 2013 compared to the same period in 2012.
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The table and discussion below is an explanation of the results of operations of the wholesale marketing and terminalling segment, including the historical results of the Tyler Terminal, for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands except for per barrel figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013	2012 (1)
		Predecessors		Predecessors
Net Sales	$227,552	$263,846	$641,323	$751,929
Cost of Goods Sold	218,222	255,281	614,048	729,750
Operating expenses	1,814	2,299	4,882	4,488
Segment Contribution Margin	$7,516	$6,266	$22,393	$17,691
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (2)	61,698	58,708	55,988	55,875
West Texas marketing throughputs (average bpd) (3)	18,966	16,714	18,206	16,257
West Texas marketing margin per barrel (3)	$1.63	$3.01	$2.41	$2.25
Bulk biofuels (4)	—	5,693	—	5,315
Terminalling throughputs (average bpd)	74,024	15,465	73,996	16,355

(1)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts include jet fuel and petroleum coke for our Predecessors for the three and nine months ended September 30, 2012.

(3)	Excludes bulk ethanol and biodiesel.

(4)
Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel. Subsequent to November 7, 2012, we ceased to market bulk ethanol and biodiesel. Accordingly, these amounts are presented for the three and nine months ended September 30, 2012.

The following tables include the results of operations of the wholesale marketing and terminalling segment for the three months ended September 30, 2013 and 2012, disaggregated to present the results of operations of the Partnership and the Tyler Terminal and Tank Assets through July 26, 2013 (in thousands):

	Delek Logistics	Tyler Terminal and	Three Months Ended
	Partners, LP	Tank Assets (1)	September 30, 2013
		Tyler Predecessor
Net sales	$227,552	$—	$227,552
Operating costs and expenses:
Cost of goods sold	218,222	—	218,222
Operating expenses	1,661	153	1,814
Segment contribution margin	$7,669	$(153)	$7,516
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (2)	61,698	—	61,698
West Texas marketing throughputs (average bpd) (3)	18,966	—	18,966
West Texas marketing margin per barrel (3)	$1.63	$—	$1.63
Bulk biofuels (4)	—	—	—
Terminalling throughputs (average bpd)	57,476	60,894	74,024

(1)
The information presented includes the results of operations of the Tyler Predecessor. Prior to the completion of the Tyler Acquisition, the Tyler Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts exclude jet fuel and petroleum coke for our Predecessors for the three months ended September 30, 2013.

(3)	Excludes bulk ethanol and biodiesel.

(4)
Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel. Subsequent to November 7, 2012, we ceased to market bulk ethanol and biodiesel. Accordingly, bulk biofuels are excluded from the operating information for the three months ended September 30, 2013.

	Delek Logistics	Tyler Terminal and	Three Months Ended
	Partners, LP (1)	Tank Assets (1)	September 30, 2012
	DKL Predecessor	Tyler Predecessor	Predecessors
Net sales	263,846	$—	$263,846
Operating costs and expenses:
Cost of goods sold	255,281	—	255,281
Operating expenses	1,982	317	2,299
Segment contribution margin	$6,583	$(317)	$6,266
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (2)	58,708	—	58,708
West Texas marketing throughputs (average bpd) (3)	16,714	—	16,714
West Texas marketing margin per barrel (3)	$3.01	—	$3.01
Bulk biofuels (4)	5,693	—	5,693
Terminalling throughputs (average bpd)	15,465	—	15,465

(1)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services. Volumes for all periods presented include both affiliate and third-party throughput.

(2)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts include jet fuel and petroleum coke for our Predecessors for the three months ended September 30, 2012.

(3)	Excludes bulk ethanol and biodiesel.

(4)
Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel. Subsequent to November 7, 2012, we ceased to market bulk ethanol and biodiesel. Accordingly, these amounts are presented for the three months ended September 30, 2012.

Comparison of the Three Months Ended September 30, 2013 versus the Three Months Ended September 30, 2012
Contribution margin for the wholesale marketing and terminalling segment amounted to $7.5 million, or 42.7% of our consolidated contribution margin in the third quarter 2013, versus $6.3 million, or 89.7% of our combined contribution margin, in the third quarter 2012. This increase was primarily attributable to the new terminalling and site services agreements that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets as cost of goods sold is not incurred on these assets, resulting in inherently higher margins.
Net sales for our wholesale marketing and terminalling segment in the third quarter 2013 decreased 13.8% to $227.6 million from $263.8 million in the third quarter 2012. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales. Total sales volume, excluding bulk biofuels, increased 2,251 bpd in the third quarter 2013 compared to the third quarter 2012. Further contributing to the decrease was a decrease in the average sale price per gallon of gasoline, which decreased $0.12 per gallon for the third quarter 2013, to $2.79 per gallon from $2.91 per gallon in the third quarter 2012.
Cost of goods sold for our wholesale marketing and terminalling segment decreased 14.5% to $218.2 million in the third quarter 2013, as compared to cost of goods sold of $255.3 million in the third quarter 2012. The decrease in cost of goods sold was primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $63.5 million of cost of sales in our wholesale marketing and terminalling segment in the third quarter 2012. The decreases are partially offset by increases in sales volumes in our west Texas operations and the average cost per barrel sold. The average cost per barrel sold increased $1.24 per barrel for the third quarter 2013, to $125.07 per barrel from $123.83 per barrel in the third quarter 2012.
Operating expenses were $1.8 million in the third quarter 2013, a decrease of $0.5 million, or 21.1%, as compared to operating expenses of $2.3 million in the third quarter 2012. The decrease in operating expense was primarily due to decreases in maintenance costs and insurance allocations in the third quarter 2013 compared to the third quarter 2012.
Comparison of the Nine Months Ended September 30, 2013 versus the Nine Months Ended September 30, 2012
Contribution margin for the wholesale marketing and terminalling segment amounted to $22.4 million, or 47.4% of our consolidated contribution margin for the nine months ended September 30, 2013, versus $17.7 million, or 77.0% of our combined contribution margin, for the nine months ended September 30, 2012. This increase was primarily attributable to higher margins achieved in our operations in West Texas as a result of ongoing ethanol blending activity. Additionally, the new terminalling and site services agreements that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets contributed to the increase in contribution margin as cost of goods sold is not incurred on these assets, resulting in inherently higher margins.
Net sales for our wholesale marketing and terminalling segment for the nine months ended September 30, 2013 decreased 14.7% to $641.3 million from $751.9 million for the nine months ended September 30, 2012. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales. Total sales volume, excluding bulk biofuels, increased 1,949 bpd during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Further contributing to the decrease was a decrease in the average sale price per gallon of gasoline, which decreased $0.12 per gallon in the nine months ended September 30, 2013, to $2.80 per gallon from $2.92 per gallon in the nine months ended September 30, 2012.
Cost of goods sold for our wholesale marketing and terminalling segment decreased 15.9% to $614.0 million in the nine months ended September 30, 2013, as compared to cost of goods sold of $729.8 million in the nine months ended September 30, 2012. The decrease in cost of goods sold was primarily attributable to the discontinuation of the sale of bulk biofuels, which accounted for $168.6 million of cost of sales in our wholesale marketing and terminalling segment during the nine months ended September 30, 2012. The decreases were partially offset by increases in sales volumes in our west Texas operations and in the average cost per barrel sold. The average cost per barrel sold increased $0.08 per barrel for the nine months ended September 30, 2013, to $123.54 per barrel from $123.46 per barrel during the nine months ended September 30, 2012.
Operating expenses were $4.9 million in the nine months ended September 30, 2013, an increase of $0.4 million, or 8.8%, as compared to operating expenses of $4.5 million in the nine months ended September 30, 2012. The increase in operating expense was primarily due to increases in labor costs in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2012 (1)	$0.224	$0.90	$5,486	February 14, 2013	February 6, 2013
March 31, 2013	$0.385	$1.54	$9,428	May 15, 2013	May 7, 2013
June 30, 2013	$0.395	$1.58	$9,687	August 13, 2013	August 6, 2013
September 30, 2013 (2)	$0.405	$1.62	$9,933	November 14, 2013	November 7, 2013

(1) Represents the period from November 7, 2012, the date of the Offering, to December 31, 2012
(2) Declared on October 25, 2013. It is anticipated that payment will be made in accordance with this date.

We have declared our intent to pay a cash distribution of $0.405 per unit for the quarter ended September 30, 2013, which equates to per quarter $9.9 million, or $39.7 million per year, based on the number of common, subordinated and general partner units currently outstanding. We do not have a legal obligation to pay this distribution.
Historically, our Predecessors' sources of liquidity included cash generated from operations and borrowings under our Predecessors' revolving credit facility. Delek retained the working capital related to our Predecessors at the completion of the Offering, as those balances represented assets and liabilities related to our Predecessors' assets prior to the completion of the Offering.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
		Predecessors
Cash Flow Data:
Cash flows provided by (used in) operating activities	$35,484	$(4,532)
Cash flows used in investing activities	(13,603)	(39,970)
Cash flows (used in) provided by financing activities	(38,621)	44,680
Net (decrease) increase in cash and cash equivalents	$(16,740)	$178
Cash Flows from Operating Activities
Net cash provided by operating activities was $35.5 million for the nine months ended September 30, 2013, compared to net cash used in operating activities of $4.5 million for the comparable period of 2012. The increase in cash flows from operations in the first nine months of 2013 from the same period in 2012 was primarily due to higher revenues as a result of our commercial agreements executed concurrent with and subsequent to the Offering and the acquisition of the Tyler Terminal and Tank Assets. Net income for the nine months ended September 30, 2013 was $29.7 million, compared to $1.4 million in the same period of 2012.
Cash Flows from Investing Activities
Net cash used in investing activities was $13.6 million for the first nine months of 2013, compared to $40.0 million in the comparable period of 2012. We acquired the Nettleton and Big Sandy Pipelines and assets in the first quarter 2012, for which we paid $23.3 million, compared to the acquisition of the Hopewell Pipeline in the third quarter 2013, for which we paid $5.4 million. Capital expenditures made during the nine months ended September 30, 2013 amounted to $7.9 million, of which $6.5 million was spent on projects in the pipelines and transportation segment and $1.4 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the nine months ended September 30, 2012 of $16.7 million. Of the total expenditures made during the nine months ended September 30, 2013, $4.3 million relates to the Tyler Terminal and Tank Assets. Capital expenditures made during the nine months ended September 30, 2012 relate primarily to the Tyler Terminal and Tank Assets and to our Lion Pipeline System, which account for approximately $11.9 million and $3.9 million, respectively, of total capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $38.6 million in the nine months ended September 30, 2013, compared to cash provided of $44.7 million in the comparable period of 2012. We paid quarterly cash distributions totaling $119.4 million during the nine months ended September 30, 2013. Additionally, we paid $94.8 million in exchange for assets included in the Tyler Acquisition. Offsetting the cash used in financing activities were net proceeds of $71.0 million under the Amended and Restated Credit Agreement compared to net proceeds of $22.9 million during the same period in 2012.

Cash Position and Indebtedness
As of September 30, 2013, our total cash and cash equivalents were $6.7 million and we had total indebtedness of $161.0 million. Borrowing availability under the Amended and Restated Credit Agreement was approximately $225.5 million and we had letters of credit issued of $13.5 million. We believe we were in compliance with our covenants in our debt facilities as of September 30, 2013.
On November 7, 2012, in connection with the Offering, the Partnership entered into a $175 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders. On July 9, 2013, the Partnership amended and restated this revolving credit agreement by entering into the Amended and Restated Credit Agreement. Under the terms of the Amended and Restated Credit Agreement, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits draw downs in U.S. or Canadian dollars. The maturity date remains November 7, 2017 under the Amended and Restated Credit Agreement.
We and each of our existing subsidiaries are borrowers under the credit facility. The Amended and Restated Credit Agreement also contains an accordion feature whereby we can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The credit facility is generally available to fund working capital, finance acquisitions and other capital expenditures, fund certain future distributions and for other general partnership purposes. We borrowed $90.0 million under the prior credit facility at the completion of the Offering in order to fund a cash distribution to Delek Marketing & Supply, LLC ("Delek Marketing") in partial consideration of the contribution of assets to us and in part for reimbursement of capital expenditures associated with our assets. In connection with our cash distribution to Delek Marketing in connection with the Offering, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015.
The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing provides a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of September 30, 2013, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
The Amended and Restated Credit Agreement contains various covenants and restrictive provisions customary for credit facilities of this nature. Financial covenants include an interest coverage ratio defined as the ratio of consolidated EBITDA (as defined in the agreement) to cash interest expense, tested quarterly, for the four fiscal quarters then ended of not less than 2.50 to 1.00 (previously 2.00 to 1.00) and a leverage ratio defined as total funded debt to consolidated EBITDA, tested quarterly, for the four fiscal quarters then ended of not greater than 4.00 to 1.00 (previously 3.50 to 1.00).
Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or a CDOR (Canadian Dealer Offered Rate), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently reported leverage ratio. Additionally, the Amended and Restated Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment.
The Amended and Restated Credit Agreement contains events of default customary for credit facilities of this nature. They include, but are not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of our general partner, (ii) Delek Logistics GP, LLC ceases to be our general partner or (iii) the Partnership fails to own and control legally and beneficially at least 100% of the equity interests of any other borrower under the credit agreement, unless otherwise permitted thereunder) and material litigation resulting in a final judgment against any borrower or guarantor that remains undischarged or unstayed. Upon the occurrence and during the continuation of an event of default under the credit agreement, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against the Partnership, its subsidiaries and the collateral as may be available to the lenders under the credit agreement and other loan documents.

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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2013 were $3.3 million, of which approximately $2.0 million was spent in our pipelines and transportation segment and $1.3 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $6.5 million for 2013.
The following table summarizes our actual capital expenditures for the nine months ended September 30, 2013 and planned capital expenditures for the full year 2013 by operating segment and major category (in thousands):

	Full Year 2013 Forecast(3)	Nine Months Ended September 30, 2013(3)
Pipelines and Transportation:
Regulatory	$502	$90
Maintenance (1)	4,708	1,324
Discretionary projects (2)	1,049	579
Pipeline and transportation segment total	6,259	1,993
Wholesale Marketing and Terminalling:
Maintenance (1)	50	1,302
Discretionary projects (2)	200	51
Wholesale marketing and terminalling segment total	250	1,353
Total capital spending	$6,509	$3,346
Non-discretionary maintenance capital expenditures to be reimbursed by Delek (1)	1,500	—
Discretionary Projects to be reimbursed by Delek (2)	1,820	463
Net capital expenditures	$3,189	$2,883

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

(2)	Delek has agreed to reimburse us for capital expenditures in connection with certain capital improvements that were in progress as of November 7, 2012.

(3)	The actual and forecasted capital spending does not include capital expenditures prior to July 26, 2013 of $4.6 million related to the assets acquired in the Tyler Acquisition.

For the full year 2013, we plan to spend approximately $6.3 million in the pipeline and transportation segment. The majority of these capital expenditures will be spent on maintenance and discretionary projects, with $4.7 million and $1.0 million budgeted on these projects, respectively, for the pipeline and transportation segment. Of the $0.3 million in capital expenditures budgeted for the wholesale marketing and terminalling segment, $0.2 million is allocated to discretionary projects. The amount of our capital expenditure budget decreased $3.7 million in the third quarter 2013 to $6.5 million from $10.2 million in the second quarter 2013. The decrease in our capital expenditure budget was due to the fact that budgeted expenditures in connection with maintenance and tank work and discretionary capital are not expected to be realized for the year ended December 31, 2013.
Under the Restated Omnibus Agreement, Delek has agreed to reimburse us for certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the Tyler Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards. The provision of the omnibus agreement under which Delek will reimburse us for certain expenses that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek in connection with both the Offering (subject to a deductible of $0.5 million per year) that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years remains unchanged. Furthermore, under the Restated Omnibus Agreement, Delek will reimburse us for all non-discretionary maintenance capital expenditures with respect to the Tyler Terminal and Tank Assets in excess of $0.4 million for the period from July 26, 2013 through September 30, 2013. Delek will also reimburse us for non-discretionary maintenance capital expenditures with respect to all assets transferred from Delek to the Partnership in excess of $1.35 million for the period from September 30, 2013 through December 31, 2013 and for all such expenditures in excess of $5.4 million for each calendar year beginning in 2014.
In addition to these reimbursement obligations, Delek reimbursed us for certain discretionary capital expenditures in connection with certain capital improvements that were in progress and were in progress as of November 7, 2012. The first of these improvements was an addition to our Lion Pipeline System to transport crude oil from a rail delivery adjacent to the El Dorado Refinery to that refinery. Delek reimbursed us a nominal amount related to the remaining cost of constructing this pipeline in the first quarter 2013. Delek also reimbursed us $0.1 million in the first quarter 2013 for the remainder of the costs incurred related to the completion of our reversal of the Paline Pipeline System. In addition, Delek reimbursed us $0.2 million in each of the first and second quarters 2013 for capital improvements necessary to enable bi-directional flow on our Nettleton Pipeline.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from and subsequent sales to our customers. At September 30, 2013, we held no outstanding swap contracts. Please read Note 11 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at a variable rate and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Additionally, our revolving credit facility requires us to maintain interest rate hedging arrangements, reasonably acceptable to the administrative agent, with respect to at least 50% of the amount funded under the credit facility on November 7, 2012, which must be in place for at least a three-year period beginning no later than 120 days after the completion date of the Offering. Effective February 25, 2013, the Partnership entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements under the credit facility.
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
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Part II. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

Pursuant to the terms of our limited partnership agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. On September 30, 2013, our general partner exercised this right and caused us to issue 766 general partner units to the general partner in exchange for consideration of $26,000. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

Acceleration of Phantom Unit Awards

On November 5, 2013, Delek’s board of directors approved an employment agreement with Ezra Uzi Yemin, the President and Chief Executive Officer of Delek and the Chief Executive Officer of our general partner and the Chairman of its Board of Directors. In connection with the agreement, Delek’s board of directors recommended to the Conflicts Committee of the Board of Directors of our general partner, and the Conflicts Committee unanimously approved, an amendment to 97,955 phantom units currently held by Mr. Yemin to accelerate the vesting of such units. These phantom units were granted to Mr. Yemin on December 10, 2012 and, upon execution of such amendment, will vest on December 10, 2013. The remaining 97,952 phantom units currently held by Mr. Yemin that will remain unvested after December 10, 2013 will continue to vest ratably every six months through December 10, 2017.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1
Amended and Restated Credit Agreement, dated as of July 9, 2013, by and among Delek Logistics Partners, LP, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on July 12, 2013).

10.2
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated as of July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing - Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.3
Asset Purchase Agreement, dated as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.4
Amended and Restated Omnibus Agreement, dated as of July 26, 2013, among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on August 1, 2013).

10.5
Tyler Throughput and Tankage Agreement, executed as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.6
Tyler Lease and Access Agreement, dated as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on August 1, 2013).

10.7
Tyler Site Services Agreement, dated as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K filed on August 1, 2013).

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
The following materials from Delek Logistics Partners, LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 7, 2013

EXHIBIT INDEX

Exhibit No.		Description
10.1
Amended and Restated Credit Agreement, dated as of July 9, 2013, by and among Delek Logistics Partners, LP, Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on July 12, 2013).

10.2
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated as of July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing - Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.3
Asset Purchase Agreement, dated as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.4
Amended and Restated Omnibus Agreement, dated as of July 26, 2013, among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on August 1, 2013).

10.5
Tyler Throughput and Tankage Agreement, executed as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.6
Tyler Lease and Access Agreement, dated as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on August 1, 2013).

10.7
Tyler Site Services Agreement, dated as of July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K filed on August 1, 2013).

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
The following materials from Delek Logistics Partners, LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012, (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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