Form 10-Q
period 2014-03-31
Delek Logistics Partners, LP
filed 2014-05-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 5, 2014, there were 12,152,498 common units, 11,999,258 subordinated units, and 492,893 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,126	$924
Accounts receivable	31,527	28,976
Accounts receivable from related parties	651	—
Inventory	14,049	17,512
Deferred tax assets	12	12
Other current assets	220	341
Total current assets	50,585	47,765
Property, plant and equipment:
Property, plant and equipment	266,206	265,388
Less: accumulated depreciation	(42,631)	(39,566)
Property, plant and equipment, net	223,575	225,822
Goodwill	10,454	10,454
Intangible assets, net	11,993	12,258
Other non-current assets	4,707	5,045
Total assets	$301,314	$301,344
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,577	$26,045
Accounts payable to related parties	—	1,513
Fuel and other taxes payable	5,826	5,700
Accrued expenses and other current liabilities	5,401	6,451
Total current liabilities	35,804	39,709
Non-current liabilities:
Revolving credit facility	260,500	164,800
Asset retirement obligations	3,113	3,087
Deferred tax liabilities	319	324
Other non-current liabilities	5,711	6,222
Total non-current liabilities	269,643	174,433
Equity (Deficit):
Predecessor division equity	—	25,161
Common unitholders - public; 9,353,240 units issued and outstanding at March 31, 2014 (9,353,240 at December 31, 2013)	185,671	183,839
Common unitholders - Delek; 2,799,258 units issued and outstanding at March 31, 2014 (2,799,258 at December 31, 2013)	(245,393)	(176,680)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at March 31, 2014 (11,999,258 at December 31, 2013)	61,736	59,386
General partner - Delek; 492,893 units issued and outstanding at March 31, 2014 (492,893 at December 31, 2013)	(6,147)	(4,504)
Total equity (deficit)	(4,133)	87,202
Total liabilities and equity	$301,314	$301,344

(1) Includes the historical balances of the El DoradoTerminal and Tank Assets and the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013 (1)

	(In thousands)
Net sales	$203,527	$210,894
Operating costs and expenses:
Cost of goods sold	172,209	187,860
Operating expenses	9,319	9,081
General and administrative expenses	2,663	2,202
Depreciation and amortization	3,477	3,541
Total operating costs and expenses	187,668	202,684
Operating income	15,859	8,210
Interest expense, net	1,983	817
Net income before income tax expense	13,876	7,393
Income tax expense	147	122
Net income	13,729	7,271
Less: Loss attributable to Predecessors	(943)	(4,933)
Net income attributable to partners	$14,672	$12,204
Comprehensive income attributable to partners	$14,672	$12,204

Less: General partner's interest in net income	(293)	$(244)
Limited partners' interest in net income	$14,379	$11,960

Net income per limited partner unit:
Common units - (basic)	$0.60	$0.50
Common units - (diluted)	$0.59	$0.50
Subordinated units - Delek (basic and diluted)	$0.60	$0.50

Weighted average limited partner units outstanding:
Common units - (basic)	12,152,498	11,999,258
Common units - (diluted)	12,281,344	12,092,922
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258

Cash distributions per unit	$0.425	$0.385
(1) Adjusted to include the historical results of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013 (1)
	(In thousands)
Cash flows from operating activities:
Net income	$13,729	$7,271
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,477	3,541
Amortization of unfavorable contract liability to revenue	(667)	(667)
Amortization of deferred financing costs	317	188
Accretion of asset retirement obligations	120	61
Deferred income taxes	(5)	(1)
Unit-based compensation expense	58	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,551)	(10,161)
Inventories and other current assets	3,584	(10,341)
Accounts payable and other current liabilities	(2,392)	16,513
Accounts payable - related parties	(2,164)	(8,000)
Non-current assets and liabilities, net	83	(424)
Net cash provided by (used in) operating activities	13,589	(2,020)
Cash flows from investing activities:
Purchases of property, plant and equipment	(965)	(3,715)
Net cash used in investing activities	(965)	(3,715)
Cash flows from financing activities:
Distributions to general partner	(204)	(109)
Distributions to common unitholders - Public	(3,882)	(2,060)
Distributions to common unitholders - Delek	(1,162)	(627)
Distributions to subordinated unitholders	(4,980)	(2,690)
Distributions to Delek for contribution of El Dorado Terminal and Tank Assets	(95,900)	—
Proceeds from revolving credit facility	185,200	—
Payments of revolving credit facility	(89,500)	—
Predecessor division equity contribution	1,006	6,439
Reimbursement of capital expenditures by Sponsor	—	310
Net cash (used in) provided by financing activities	(9,422)	1,263
Net increase (decrease) in cash and cash equivalents	3,202	(4,472)
Cash and cash equivalents at the beginning of the period	924	23,452
Cash and cash equivalents at the end of the period	$4,126	$18,980
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,525	$639
Taxes	$15	$—

(1) Adjusted to include the historical cash flows of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.

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
Upon completion of the Offering, the Partnership consisted of the assets, liabilities and results of operations of certain crude oil and refined product pipelines and transportation, wholesale marketing and terminalling assets previously operated or held by Delek and certain of its present subsidiaries including Delek Marketing & Supply, LLC ("Delek Marketing") and Lion Oil Company ("Lion Oil") and former subsidiaries including Paline Pipeline Company, LLC, which is now a subsidiary of the Partnership.
On July 26, 2013, we acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas Refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Storage Tanks" and together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
The El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 (the "El Dorado Predecessor") and the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the El Dorado and Tyler Predecessors collectively as our "Predecessors." See Note 2 for further information regarding the El Dorado Acquisition and the Tyler Acquisition.
The accompanying unaudited condensed combined financial statements and related notes for the three months ended March 31, 2014 and 2013 include the consolidated financial position, results of operations, cash flows and division equity of our Predecessors. The financial statements of our Predecessors have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as unaffiliated entities. Our Predecessors did not record revenues for intercompany terminalling and storage services.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Annual Report on Form 10-K"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K.
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
2. Acquisitions
El Dorado Acquisition
On February 10, 2014, the Partnership completed the El Dorado Acquisition and acquired the El Dorado Terminal and Tank Assets. The purchase price paid for the assets acquired was approximately $95.9 million in cash. The assets acquired consisted of the following:

•
The El Dorado Terminal. The refined products terminal located at the El Dorado Refinery, which consists of a truck loading rack with three loading bays supplied by pipeline from storage tanks located at the El Dorado Refinery, along with certain ancillary assets. Total throughput capacity for the El Dorado Terminal is approximately 26,700 barrels per day ("bpd").

•
The El Dorado Storage Tanks. 158 storage tanks and certain ancillary assets (such as pumps and piping) located adjacent to and at the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels.

Delek retained any current assets and current liabilities related to the El Dorado Terminal and Tank Assets as of the date of the El Dorado Acquisition. The only historical balance sheet items that transferred to the Partnership in the El Dorado Acquisition were property, plant and equipment assets, tank inspection liabilities and asset retirement obligations, which were recorded by us at historical cost.
In connection with the El Dorado Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Second Omnibus Amendment (as defined in Note 13), (iii) a throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets, (iv) a lease and access agreement and (v) a site services agreement. See Note 13 for additional information regarding these agreements.
Tyler Acquisition
On July 26, 2013, the Partnership completed the Tyler Acquisition and acquired the Tyler Terminal and Tank Assets. The purchase price paid for the assets acquired was $94.8 million in cash. The assets acquired consisted of the following:

•
The Tyler Terminal. The refined products terminal located at the Tyler Refinery, which consists of a truck loading rack with nine loading bays supplied by pipelines from storage tanks, also owned by the Partnership, located adjacent to the Tyler Refinery, along with certain ancillary assets. Total throughput capacity for the Tyler Terminal is approximately 72,000 bpd.

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
In connection with the Tyler Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the First Omnibus Amendment (as defined in Note 13) (iii) a throughput and tankage agreement with respect to the Tyler Terminal and Tank Assets, (iv) a lease and access agreement and (v) a site services agreement. See Note 13 for additional information regarding these agreements.
El Dorado Terminal and Tank Assets and Tyler Terminal and Tank Assets Financial Results
The acquisitions of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Acquisition and the Tyler Acquisition were recorded at amounts based on Delek's historical carrying value as of each respective acquisition date, which were $25.2 million as of February 10, 2014 and $38.3 million as of July 26, 2013, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal and the Tyler Terminal and the El Dorado Storage Tanks and the Tyler Tank Assets are included in the wholesale marketing and terminalling segment and the pipelines and transportation segment, respectively.

The following amounts associated with the El Dorado Terminal and Tanks Assets and the Tyler Terminal and Tank Assets, subsequent to each respective acquisition date, are included in the condensed combined consolidated statements of operations of the Partnership (in thousands):

Three Months Ended
March 31, 2014
Tyler Terminal and Tank Assets:
Total operating revenues	$4,501
Net income attributable to the Partnership	2,909
El Dorado Terminal and Tank Assets:
Total operating revenues	2,457
Net income attributable to the Partnership	1,215
Costs associated with the acquisition	$186

The results of the El Dorado Terminal and Tank Assets operations prior to the completion of the El Dorado Acquisition on February 10, 2014 have been included in the El Dorado Predecessor results in the tables below. The results of the Tyler Terminal and Tank Assets operations prior to the completion of the Tyler Acquisition on July 26, 2013 have been included in the Tyler Predecessor results in the tables below. The results of the El Dorado Terminal and Tank Assets subsequent to February 10, 2014, and the results of the Tyler Terminal and Tank Assets subsequent to July 26, 2013 have been included in the Partnership's results.
The tables on the following page present our results of operations, the effect of including the results of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets and the adjusted total amounts included in our condensed combined consolidated financial statements.

Condensed Combined Balance Sheet as of December 31, 2013

	Delek Logistics	El Dorado Terminal and Tank Assets
	Partners, LP	(El Dorado Predecessor)	December 31, 2013
		(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$924	$—	$924
Accounts receivable	28,976	—	28,976
Inventory	17,512	—	17,512
Deferred tax assets	12	—	12
Other current assets	341	—	341
Total current assets	47,765	—	47,765
Property, plant and equipment:
Property, plant and equipment	235,588	29,800	265,388
Less: accumulated depreciation	(36,306)	(3,260)	(39,566)
Property, plant and equipment, net	199,282	26,540	225,822
Goodwill	10,454	—	10,454
Intangible assets, net	12,258	—	12,258
Other non-current assets	5,045	—	5,045
Total assets	$274,804	$26,540	$301,344
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,045	$—	$26,045
Accounts payable to related parties	1,513	—	1,513
Fuel and other taxes payable	5,700	—	5,700
Accrued expenses and other current liabilities	5,776	675	6,451
Total current liabilities	39,034	675	39,709
Non-current liabilities:
Revolving credit facility	164,800	—	164,800
Asset retirement obligations	2,993	94	3,087
Deferred tax liability	324	—	324
Other non-current liabilities	5,612	610	6,222
Total non-current liabilities	173,729	704	174,433
Equity:
Predecessors division equity	—	25,161	25,161
Common unitholders - public (9,353,240 units issued and outstanding)	183,839	—	183,839
Common unitholders - Delek (2,799,258 units issued and outstanding)	(176,680)	—	(176,680)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	59,386	—	59,386
General Partner unitholders - Delek (492,893 units issued and outstanding)	(4,504)	—	(4,504)
Total equity	62,041	25,161	87,202
Total liabilities and equity	$274,804	$26,540	$301,344

Condensed Combined Statements of Operations

		El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(El Dorado Predecessor)	Three Months Ended March 31, 2014
		(In thousands)
Net Sales	$203,527	$—	$203,527
Operating costs and expenses:
Cost of goods sold	172,209	—	172,209
Operating expenses	8,536	783	9,319
General and administrative expenses	2,617	46	2,663
Depreciation and amortization	3,363	114	3,477
Total operating costs and expenses	186,725	943	187,668
Operating income (loss)	16,802	(943)	15,859
Interest expense, net	1,983	—	1,983
Net income (loss) before income tax expense	14,819	(943)	13,876
Income tax expense	147	—	147
Net income (loss)	14,672	(943)	13,729
Less: Loss attributable to Predecessors	—	(943)	(943)
Net income attributable to partners	$14,672	$—	$14,672

		Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(Tyler Predecessor)	(El Dorado Predecessor)	Three Months Ended March 31, 2013
		(In thousands)
Net Sales	$210,894	$—	$—	$210,894
Operating costs and expenses:
Cost of goods sold	187,860	—	—	187,860
Operating expenses	5,862	1,650	1,569	9,081
General and administrative expenses	1,677	293	232	2,202
Depreciation and amortization	2,352	892	297	3,541
Total operating costs and expenses	197,751	2,835	2,098	202,684
Operating income (loss)	13,143	(2,835)	(2,098)	8,210
Interest expense, net	817	—	—	817
Net income (loss) before income tax expense	12,326	(2,835)	(2,098)	7,393
Income tax expense	122	—	—	122
Net income (loss)	12,204	(2,835)	(2,098)	7,271
Less: Loss attributable to Predecessors	—	(2,835)	(2,098)	(4,933)
Net income attributable to partners	$12,204	$—	$—	$12,204

North Little Rock Acquisition

On October 24, 2013, we purchased a refined products terminal in Little Rock, Arkansas from Enterprise Refined Products Company, LLC (the "North Little Rock Terminal"). We acquired the North Little Rock Terminal to expand our customer base and diversify our product mix. The aggregate purchase price was approximately $5.0 million. The allocation of the purchase price was based primarily upon a preliminary valuation. The preliminary valuation is subject to change during the purchase price allocation period.
The preliminary allocation of the aggregate purchase price of the North Little Rock Terminal as of March 31, 2014 is summarized as follows (in thousands):

Property, plant and equipment	$4,987
Intangible assets	13
Total	$5,000
Pro Forma Financial Information - North Little Rock Acquisition
We began consolidating the results of operations of the North Little Rock Terminal on October 24, 2013. The North Little Rock Terminal contributed $0.4 million and $0.2 million to net sales and net income, respectively, for the three months ended March 31, 2014. Below are the unaudited pro forma consolidated results of operations for the three months ended March 31, 2013, as if these acquisitions had occurred on January 1, 2013 (in thousands):

Three Months Ended
March 31, 2013
Net sales	$211,251
Net income	$7,478
Hopewell Acquisition
On July 19, 2013, the Partnership purchased a 13.5-mile pipeline (the "Hopewell Pipeline") that originates at the Tyler Refinery and terminates at the Hopewell Station, where it effectively connects to the Partnership's 19-mile pipeline (the "Big Sandy Pipeline") that originates at the Hopewell Station and terminates at our light petroleum products terminal located in Big Sandy, Texas. The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler Refinery and the Big Sandy Terminal (the "Tyler-Big Sandy Pipeline").
The aggregate purchase price was approximately $5.7 million. The allocation of the purchase price was based primarily upon a preliminary valuation. During 2013, we adjusted certain of the acquisition-date fair values previously disclosed, based primarily on an analysis of intangible assets. The preliminary valuation is subject to change during the purchase price allocation period.
The preliminary allocation of the aggregate purchase price of the Hopewell Pipeline as of March 31, 2014 is summarized as follows (in thousands):

Property, plant and equipment	$4,836
Intangible assets	864
Total	$5,700
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline)
In connection with the acquisition of the Hopewell Pipeline, on July 25, 2013, the Partnership and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the Terminalling Services Agreement dated November 7, 2012 for the Big Sandy Terminal to include, among other things, a minimum throughput commitment and a per barrel throughput fee that Delek will pay us for throughput along the Tyler-Big Sandy Pipeline.

Pro Forma Financial Information - Hopewell Acquisition
We began consolidating the results of operations of the Hopewell Pipeline on July 19, 2013. Although the Tyler-Big Sandy Pipeline, of which the Hopewell Pipeline is an integral part, was not operational prior to November 2013 due to required maintenance to return it to service, Delek paid to us pipeline fees for the Tyler-Big Sandy Pipeline during the year ended December 31, 2013. The maintenance required to return the Hopewell Pipeline to service and thereby connect it to the Big Sandy Pipeline was completed in the fourth quarter 2013. The Tyler-Big Sandy Pipeline contributed $0.4 million and $0.3 million to net sales and net income respectively, for the three months ended March 31, 2014.
Below are the unaudited pro forma consolidated results of operations for the three months ended March 31, 2013, as if the acquisition had occurred on January 1, 2013 (in thousands):

Three Months Ended
March 31, 2013
Net sales	$210,894
Net income	$7,115
3. Inventory
Inventories consisted of $14.0 million and $17.5 million of refined petroleum products as of March 31, 2014 and December 31, 2013, respectively. Cost of inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

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

Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently reported leverage ratio. At March 31, 2014, the weighted average interest rate was approximately 2.7%. Additionally, the Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2014, this fee was 0.4% per year.

The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of March 31, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
As of March 31, 2014, we had $260.5 million of outstanding borrowings under the Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling approximately $13.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at March 31, 2014. Amounts available under the Amended and Restated Credit Agreement as of March 31, 2014 were approximately $126.0 million.

5. Income Taxes

Our effective income tax rate decreased to 1.1% for the three months ended March 31, 2014 compared to the effective income tax rate of 1.7% for the three months ended March 31, 2013. For tax purposes, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under our partnership agreement.

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
Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The basic weighted-average number of units outstanding for the three months ended March 31, 2014 increased to 24,644,649 units from 24,514,527 units in the fourth quarter 2013.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. At present, the only potentially dilutive units outstanding consist of unvested phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

Our distributions are declared subsequent to quarter end. Therefore, the table represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2014	2013
Net Income	$14,672	$12,204
Less: General partner's distribution	209	189
Less: Limited partners' distribution	5,165	4,620
Less: Subordinated partner's distribution	5,100	4,620
Earnings in excess of distributions	$4,198	$2,775

General partner's earnings:
Distributions	$209	$189
Allocation of earnings in excess of distributions	84	55
Total general partner's earnings	$293	$244

Limited partners' earnings on common units:
Distributions	$5,165	$4,620
Allocation of earnings in excess of distributions	2,070	1,360
Total limited partners' earnings on common units	$7,235	$5,980

Limited partners' earnings on subordinated units:
Distributions	$5,100	$4,620
Allocation of earnings in excess of distributions	2,044	1,360
Total limited partner's earnings on subordinated units	$7,144	$5,980

Weighted average limited partner units outstanding:
Common units - (basic)	12,152,498	11,999,258
Common units - (diluted)	12,281,344	12,092,922
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258

Net income per limited partner unit:
Common - (basic)	$0.60	$0.50
Common - (diluted)	$0.59	$0.50
Subordinated - (basic and diluted)	$0.60	$0.50

7. Equity
We had 9,353,240 common limited partner units held by the public outstanding as of March 31, 2014. Additionally, as of March 31, 2014, Delek owned a 60.0% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 96.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 492,893 general partner units. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.

Equity Activity
The summarized changes in the carrying amount of our equity are as follows:

	Equity of Predecessors	Common - public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2013	$25,161	$183,839	$(176,680)	$59,386	$(4,504)	$87,202
Sponsor contributions of equity to the El Dorado Predecessor	1,006	—	—	—	—	1,006
Loss attributable to the El Dorado Predecessor	(943)	—	—	—	—	(943)
Allocation of net assets acquired by the unitholders	(25,224)	—	24,720	—	504	—
Cash distributions (1)	—	(3,881)	(95,144)	(4,980)	(2,123)	(106,128)
Net income attributable to partners	—	5,568	1,667	7,144	293	14,672
Unit-based compensation	—	145	44	186	(317)	58
Balance at March 31, 2014	$—	$185,671	$(245,393)	$61,736	$(6,147)	$(4,133)

(1) Cash distributions include $95.9 million in cash payments for the El Dorado Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Acquisition, our equity balance decreased $70.7 million from December 31, 2013 to March 31, 2014.
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
Cash Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014 (1)	May 6, 2014
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014

(1) Expected date of distribution as of filing date.

The allocation of total quarterly cash distributions expected to be made to general and limited partners for the three months ended March 31, 2014 is as follows. Our distributions are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2014	2013
General partner's interest	$209	$189

Limited partners' distribution:
Common	5,165	4,620
Subordinated	5,100	4,620
Total cash distributions	$10,474	$9,429

Cash distributions per unit	$0.425	$0.385
8. Equity Based Compensation
We incurred $0.1 million and a nominal amount of unit-based compensation expense related to the Partnership during the three months ended March 31, 2014 and 2013, respectively. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period. As of March 31, 2014, there was $0.8 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.7 years.
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
On February 10, 2014, we acquired the El Dorado Terminal and Tank Assets from Delek. Our historical financial statements have been retrospectively adjusted to reflect the results of operations attributable to the El Dorado Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal and the El Dorado Storage Tanks are included in the wholesale marketing and terminalling segment and the pipelines and transportation segment, respectively.
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
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Three Months Ended March 31, 2014
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$20,268	$183,259	$203,527
Operating costs and expenses:
Cost of goods sold	1,126	171,083	172,209
Operating expenses	6,999	2,320	9,319
Segment contribution margin	$12,143	$9,856	21,999
General and administrative expenses			2,663
Depreciation and amortization			3,477
Operating income			$15,859
Total assets	$236,560	$64,754	$301,314
Capital spending (excluding business combinations) (1)	$937	$28	$965

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

	Three Months Ended March 31, 2013

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,537	$197,357	$210,894
Operating costs and expenses:
Cost of goods sold	—	187,860	187,860
Operating expenses	7,414	1,667	9,081
Segment contribution margin	$6,123	$7,830	13,953
General and administrative expenses			2,202
Depreciation and amortization			3,541
Operating income			$8,210
Capital spending (excluding business combinations) (1)	$3,516	$199	$3,715

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition and the Tyler Acquisition.

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2014 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$246,227	$19,979	$266,206
Less: accumulated depreciation	(35,726)	(6,905)	(42,631)
Property, plant and equipment, net	$210,501	$13,074	$223,575
Depreciation expense for the three months ended March 31, 2014	$2,188	$1,024	$3,212
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
Interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices for interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at March 31, 2014 and December 31, 2013 was as follows (in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$95	$—	$95

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$116	$—	$116
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

Our policy under the guidance of ASC 815-10-45, is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of March 31, 2014 and December 31, 2013, no cash collateral was held by counterparty brokerage firms.
11. Derivative Instruments
From time to time, we may also enter into interest rate hedging agreements to limit variable interest rate exposure under the Amended and Restated Credit Agreement. The prior credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with our entry into the Amended and Restated Credit Agreement in July 2013.
The tables below present the fair value of our derivative instruments, as of March 31, 2014 and December 31, 2013 (in thousands).

		March 31, 2014		December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$95	$—	$116	$—
Losses recognized associated with derivatives not designated as hedging instruments for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

		Three Months Ended March 31,
Derivative Type	Income Statement Location	2014	2013
Interest rate derivatives	Interest expense	$(21)	$(66)
There were no unrealized gains related to these contracts held on the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

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
Crude Oil Releases
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
We believe the total costs and liabilities associated with this event are immaterial to our operations and financial results as Delek is required, pursuant to the terms of the Omnibus Agreement (as defined in Note 13) to pay to us any costs in excess of $0.25 million with respect to this event that we incurred as a result of the failure at the pumping facility and resulting release.
Subsequent to the release at Magnolia Station, additional crude oil releases have been identified including, without limitation, releases near Macedonia, Arkansas in October 2013 and Haynesville, Louisiana in April 2014. See Note 14 for further information regarding the release in Haynesville, Louisiana. Based on current information available to us, we do not believe the total costs associated with these events, including any fines or penalties and net of any reimbursement and/or indemnification by Delek pursuant to the Omnibus Agreement (as defined in Note 13) and partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
Contracts and Agreements
Substantially all of the petroleum products we sell in west Texas were purchased from two suppliers, Noble Petro, Inc. ("Noble Petro") and Magellan Asset Services, L.P. ("Magellan"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products at the Abilene, Texas terminal, which we own, for sales at the Abilene and San Angelo terminals and to exchange barrels with third parties. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrent with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017. There are no options to renew the contract.
Under the terms of our contract with Magellan (the "East Houston Contract"), we had, prior to January 31, 2014, the right to purchase up to 7,000 bpd of refined products for resale at third-party terminals located in Aledo, Odessa and Frost, Texas along the Magellan Orion Pipeline. We owned the inventory purchased under the East Houston Contract. To hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from Magellan and subsequent sales to our customers, from time to time we entered into Gulf Coast product swap arrangements with respect to the products we purchased. The East Houston contract was terminated in January 2014. We are currently purchasing spot barrels on similar terms from third parties for sale to wholesale customers.
Letters of Credit
As of March 31, 2014, we had in place letters of credit totaling approximately $13.5 million under the Amended and Restated Credit Agreement primarily securing obligations with respect to gasoline and diesel purchases. No amounts were outstanding under these letters of credit at March 31, 2014.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.2 million for both the three months ended March 31, 2014 and 2013.
We have a ground lease agreement with Lion Oil effective November 7, 2012 for the land on which an above ground storage tank and related facilities are located. The land measures approximately seven acres of Lion Oil's refinery site. The tank and related facilities are used for the storage and throughput of such crude oil or other hydrocarbon substances or any resulting refined products. The fees paid to Lion Oil were nominal for the three months ended March 31, 2014. The term of this agreement is co-terminous with the lease and access agreement discussed below.

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
In connection with the El Dorado Acquisition, we and Delek entered into a lease and access agreement with respect to the real property at the El Dorado Terminal and Tank Assets. Under this agreement, we will lease from Delek the real property on which the El Dorado Terminal and Tank Assets are located for $100.00 annually, paid in advance, with an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.

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
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index or, in the case of the east Texas marketing agreement, to the consumer price index and in the case of the El Dorado and Tyler Terminal and Tank Assets to other inflation based indexes; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
We believe the terms and conditions under these agreements, as well as our other agreements with Delek described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. See our Annual Report on Form 10-K for a description of our commercial agreements and other agreements with Delek. We entered into the following agreements with Delek in 2014:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee
El Dorado Throughput and Tankage:
Refined Products Throughput	February 2014	8 / 16	Dedicated Terminalling and storage	11,000	$0.50/bbl (2)
Storage	February 2014			N/A	$1,299,000/month (2)
El Dorado Lease and Access	February 2014	50	Real property lease	N/A	$100 annually (3)
El Dorado Site Services	February 2014	8 / 16	Shared services	N/A	$200,000 annually (3)

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	Fees payable to the Partnership by Delek.

(3)	Fees payable to Delek by the Partnership.

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
El Dorado Lease and Access Agreement. Lion Oil and OpCo entered into the El Dorado Lease and Access Agreement (the "El Dorado Lease"). Under the El Dorado Lease, OpCo leases from Lion Oil the real property on which the El Dorado Terminal and Tank Assets are located. The El Dorado Lease has an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.
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
Omnibus Agreement
The Partnership entered into an Omnibus Agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries upon the completion of the Offering. In this Periodic Report on Form 10-Q, the Partnership refers to this Omnibus Agreement as the “Omnibus Agreement.” On July 26, 2013, in connection with the Tyler Acquisition, the Partnership entered into an amendment and restatement of the Omnibus Agreement (the “First Omnibus Amendment”). On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership entered into a second amendment and restatement of the Omnibus Agreement (the “Second Omnibus Amendment”). The Second Omnibus Amendment includes the following, among other things: (i) certain modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek under the Omnibus Agreement for corporate general and administrative services.
The annual administrative fee payable by the Partnership to Delek for corporate general and administrative services that Delek and its affiliates provide under the Second Omnibus Amendment increased from $3.0 million to $3.3 million, which is prorated and payable monthly.
Under the Second Omnibus Amendment, Delek has agreed to reimburse us for (i) certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the El Dorado Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years and (iii) certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of certain amounts, as disclosed in the full agreement filed with our Form 8-K dated February 14, 2014.
Predecessors' Transactions
Related-party transactions of the Predecessors were settled through division equity. Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates or contractually based fees.
Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the Offering and the Tyler and El Dorado Acquisitions, we were not allocated certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.

Summary of Transactions
A summary of revenue and expense transactions with Delek, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Revenues	$25,282	$16,613
Operating and maintenance expenses (1)	5,392	3,749
General and administrative expenses (2)	$1,282	$1,200

(1)
Operating and maintenance expenses include costs allocated to the Tyler Predecessor and the El Dorado Predecessor for operating support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including certain labor related costs, property and liability insurance costs and certain other operating expenses. The costs that were allocated to us by Delek Refining were $0.7 million for the three months ended March 31, 2013. The costs that were allocated to us by Lion Oil were $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

(2)
General and administrative expenses include costs allocated to the Tyler Predecessor and El Dorado Predecessor for general and administrative support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including services such as corporate management, risk management, accounting and human resources. The costs that were allocated to us by Delek Refining were $0.3 million for the three months ended March 31, 2013. The costs that were allocated to us by Lion Oil were $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

14. Subsequent Events

Distribution Declaration
On April 24, 2014 our general partner's board of directors declared a quarterly cash distribution of $0.425 per unit, based on the available cash as of the first quarter of 2014, payable on May 14, 2014, to unitholders of record on May 6, 2014.
Haynesville Spill

On April 25, 2014, a release of an estimated 300 to 400 barrels of crude oil occurred from a gathering line near Haynesville, Louisiana. Some of the oil flowed into a section of a nearby dry ravine, but no significant environmental or public impacts have been identified. Emergency cleanup operations were coordinated with Louisiana and federal officials and concluded on May 7, 2014. Site maintenance, and remediation, if determined to be necessary, may continue for several months or longer. Based on current information available to us, we do not believe the total costs associated with this event, including any fines or penalties and net of any reimbursement and/or indemnification by Delek pursuant to the Omnibus Agreement and partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," and "we," "our," "us," or like terms, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo") acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas Refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Storage Tanks" and together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) adjacent to and at the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
On July 26, 2013, we acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).
The El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control. As an entity under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparable information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 (the "El Dorado Predecessor") and the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the El Dorado and Tyler Predecessors collectively as our "Predecessors."
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at or by which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek or its assignees and its ability to pay us under our commercial agreements;

•
the age of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, spills, releases and tank failures.

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or its assignees' or any third party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	our reliance on information technology systems in our day to day operations;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	Delek's inability to grow as expected;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital and the price and availability of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including but not limited to the rules and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC");

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period results or trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any such events do occur, what impact they will have on our results of operations and financial condition.
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
Business Overview
The Partnership primarily owns and operates crude oil and intermediate and refined products logistics and marketing assets. We gather, transport and store crude oil and market, distribute, transport and store refined products in select regions of the southeastern United States and Texas for Delek and third parties, primarily in support of Delek’s Tyler and El Dorado Refineries. A substantial majority of our existing assets are both integral to and dependent on the success of Delek’s refining operations as our assets are contracted exclusively to Delek in support of its Tyler and El Dorado Refineries.
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

Our pipelines and transportation segment primarily consists of assets divided into six operating systems: (i) our Lion Pipeline System, which includes the results of a pipeline for which we lease the capacity from Enterprise TE Products Pipeline Company, LLC, (ii) our SALA Gathering System, (iii) our Paline Pipeline System, (iv) our East Texas Crude Logistics System (including the Nettleton Pipeline and McMurrey Pipeline System), (v) the Tyler-Big Sandy Pipeline, (vi) the Tyler Tank Assets, and (vii) the El Dorado Storage Tanks. These assets provide crude oil gathering, crude oil and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, this segment provides crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices.

Our wholesale marketing and terminalling segment consists primarily of the following assets: (i) refined products terminals in Abilene, Texas and San Angelo, Texas, which we lease to Noble Petro, Inc. (“Noble Petro”), (ii) product pipelines in west Texas connecting the Abilene, Texas and San Angelo, Texas terminals to the Magellan Orion pipeline, which we also lease to Noble Petro, (iii) refined products terminals in Big Sandy, Texas, Memphis, Tennessee, Nashville, Tennessee, and North Little Rock, Arkansas, (iv) the Tyler Terminal, and (v) the El Dorado Terminal. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our Abilene, Texas and San Angelo, Texas terminals, and at terminals owned by third parties, whereby we purchase light products from third parties for sale and exchange to third parties and by providing terminalling services at our refined product terminals to independent third parties and Delek.

Recent Developments

El Dorado Terminal and Tankage Acquisition

On February 10, 2014, the Partnership and OpCo completed a transaction with Lion Oil Company ("Lion Oil"), pursuant to which OpCo acquired the El Dorado Terminal and Tank Assets. The purchase price paid for the assets acquired was approximately $95.9 million in cash. The assets acquired in the El Dorado Acquisition consist of:

•
The El Dorado Terminal, which consists of a truck loading rack with three loading bays supplied by pipeline from storage tanks located at the El Dorado Refinery, along with certain ancillary assets. Total throughput capacity for the El Dorado Terminal is approximately 26,700 barrels per day ("bpd"). For the year ended December 31, 2013, approximately 11,495 bpd of refined products were throughput at the El Dorado Terminal.

•
The El Dorado Storage Tanks, which consist of 158 storage tanks and certain ancillary assets (such as pumps and piping) located adjacent to and at the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels.

On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership entered into and amended, as applicable, the following definitive agreements:

El Dorado Throughput and Tankage Agreement. Lion Oil and OpCo, and, for limited purposes, J. Aron & Company ("J. Aron"), entered into the El Dorado Throughput and Tankage Agreement. Under the El Dorado Throughput and Tankage Agreement, OpCo will provide Lion Oil with throughput and storage services in return for throughput and storage fees. The initial term of the El Dorado Throughput and Tankage Agreement is eight years and Lion Oil, at its sole option, may extend the term for two renewal terms of four years each. Effective February 10, 2014, Lion Oil assigned J. Aron its rights to use and transport materials through the El Dorado Terminal and Tank Assets until the expiration of Lion Oil’s amended and restated supply and offtake agreement with J. Aron, which currently runs through April 30, 2017. Despite the assignment, Lion Oil still retains certain rights and obligations under the El Dorado Throughput and Tankage Agreement, including remaining liable for payment of minimum throughput requirements under the agreement.

Second Omnibus Amendment. The Partnership entered into a second amendment and restatement of the Omnibus Agreement (the "Second Omnibus Amendment") with our general partner, OpCo, certain of the Partnership’s other subsidiaries, Delek, Lion Oil and Delek Refining, Ltd., a wholly owned subsidiary of Delek. The Second Omnibus Amendment includes, among other things, the following: (i) certain modifications in the reimbursement amounts to be paid by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries; (ii) certain modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters; and (iii) the increase of the annual administrative fee payable by the Partnership to Delek under the Omnibus Agreement for corporate general and administrative services from $3.0 million to $3.3 million, which is prorated and payable monthly.

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
Commercial Agreements
Commercial Agreements with Delek
The Partnership has various long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering, crude oil and refined products transportation and storage services and marketing and terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of our commercial and other agreements with Delek and our agreements with third parties.
We also amended certain of these agreements and entered into several new agreements with Delek as part of the El Dorado Acquisition on February 10, 2014. See "—Recent Developments—El Dorado Terminal and Tankage Acquisition" for a description of each of these agreements.
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

Revenues. There are differences between the way the Predecessors recorded revenues and the way the Partnership records revenues after the acquisitions of our Predecessors' assets. Because our assets, including the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets, were historically a part of the integrated operations of Delek, the Predecessors generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in the Predecessors' condensed consolidated financial statements are different than those reflected in the Partnership's condensed consolidated financial statements as the Predecessors' amounts relate primarily to amounts received from third parties while the Partnership's revenues will reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek and from agreements with third parties under which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling intermediate and refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to FERC regulation will be adjusted annually on July 1 of each year in accordance with FERC’s indexing methodology. We expect to generate revenue from ancillary services, such as ethanol blending and additive injection and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of minimum volume committed under our agreements with Delek.
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
Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee of $3.3 million for the provision of various centralized corporate services. Additionally, the Partnership will reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also incurs additional incremental annual general and administrative expense as a result of being a publicly traded partnership.
Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.425 per unit for the quarter ended March 31, 2014 ($1.70 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our amended and restated senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") and future issuances of equity and debt securities.
Income Tax Expenses. Prior to the our initial public offering (the "Offering"), the DKL Predecessor was included in Delek’s consolidated federal income tax return, in which the DKL Predecessor was taxed at the entity level as a C corporation. The Partnership is treated as a partnership for federal income tax purposes, with each partner being separately taxed on its share of taxable income; therefore, there is no federal income tax expense in our financial statements.
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

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission (the "SEC") has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) valuing goodwill and potential impairment, and (iii) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed combined financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 and the historical results of the Tyler Terminal and Tank Assets for the three months ended March 31, 2013. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2014 and 2013 including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for the year ended December 31, 2013 for additional information.

	Three Months Ended
	March 31,
	2014 (1)	2013 (2)

Statement of Operations Data:	(In thousands)
Net sales:
Pipelines and transportation	$20,268	$13,537
Wholesale marketing and terminalling	183,259	197,357
Total	203,527	210,894
Operating costs and expenses:
Cost of goods sold	172,209	187,860
Operating expenses	9,319	9,081
General and administrative expenses	2,663	2,202
Depreciation and amortization	3,477	3,541
Total operating costs and expenses	187,668	202,684
Operating income	15,859	8,210
Interest expense	1,983	817
Income before taxes	13,876	7,393
Income tax expense	147	122
Net income	$13,729	$7,271
Less: (loss) income attributable to Predecessors	(943)	(4,933)
Net income attributable to partners	$14,672	$12,204
Comprehensive income attributable to partners	$14,672	$12,204
EBITDA(3)	$19,336	$11,751

Less: General partner's interest in net income (2%)	(293)	(244)
Limited partners' interest in net income	$14,379	$11,960

Net income per limited partner unit:
Common units - (basic)	$0.60	$0.50
Common units - (diluted)	$0.59	$0.50
Subordinated units - Delek (basic and diluted)	$0.60	$0.50

Weighted average limited partner units outstanding:
Common units - (basic)	12,152,498	11,999,258
Common units - (diluted)	12,281,344	12,092,922
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258

Distributable Cash Flow (3)	$15,949	$6,928

(1) The information presented includes the results of operations of the El Dorado Predecessor. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling and storage services.

(2) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminaling and storage services.

(3) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended
	March 31,
	2014(1)	2013(2)

	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$13,729	$7,271
Add:
Income tax expense	147	122
Depreciation and amortization	3,477	3,541
Interest expense, net	1,983	817
EBITDA(3)	$19,336	$11,751

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$13,589	$(2,020)
Amortization of unfavorable contract liability to revenue	667	667
Amortization of debt issuance costs	(317)	(188)
Accretion of asset retirement obligations	(120)	(61)
Deferred taxes	5	1
Unit-based compensation expense	(58)	—
Changes in assets and liabilities	3,440	12,413
Income taxes	147	122
Interest expense, net	1,983	817
EBITDA(3)	$19,336	$11,751

Reconciliation of distributable cash flow to EBITDA:
EBITDA (3)	$19,336	$11,751
Less: Cash interest expense, net (4)	1,666	629
Less: Maintenance and Regulatory capital expenditures (5)	783	2,649
Less: Capital improvement expenditures (6)	182	1,066
Add: Reimbursement from Delek for capital expenditures (6)	—	310
Less: Income tax expense	147	122
Add: Non-cash unit based compensation expense	58	—
Less: Amortization of unfavorable contract liability	667	667
Distributable cash flow (3)	$15,949	$6,928

(1) The information presented includes the results of operations of the El Dorado Predecessor. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling and storage services.

(2) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminaling and storage services.

(3) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow" above.

(4) Cash interest expense, net excludes the amortization of debt issuance costs.

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

(6) For the three month period ended March 31, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the three months ended March 31, 2014 and 2013, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal and Tank Assets through February 10, 2014 (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets	Three Months Ended March 31, 2014
		El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$14,672	$(943)	$13,729
Add:
Income tax expense	147	—	147
Depreciation and amortization	3,363	114	3,477
Interest expense, net	1,983	—	1,983
EBITDA(1)	$20,165	$(829)	$19,336

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	14,418	(829)	13,589
Amortization of unfavorable contract liability to revenue	667	—	667
Amortization of debt issuance costs	(317)	—	(317)
Accretion of asset retirement obligations	(126)	6	(120)
Deferred taxes	5	—	5
Unit-based compensation expense	(58)	—	(58)
Changes in assets and liabilities	3,446	(6)	3,440
Income taxes	147	—	147
Interest expense, net	1,983	—	1,983
EBITDA(1)	$20,165	$(829)	$19,336

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$20,165	$(829)	$19,336
Less: Cash interest expense, net (2)	1,666	—	1,666
Less: Maintenance and Regulatory capital expenditures (3)	699	84	783
Less: Capital improvement expenditures	89	93	182
Less: Income tax expense	147	—	147
Add: Non-cash unit based compensation expense	58	—	58
Less: Amortization of unfavorable contract liability	667	—	667
Distributable cash flow (1)	$16,955	$(1,006)	$15,949

(1) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow" above.

(2) Cash interest expense, net excludes the amortization of debt issuance costs.

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

	Delek Logistics Partners, LP	Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets	Three Months Ended March 31, 2013
		Tyler Predecessor	El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	12,204	(2,835)	(2,098)	$7,271
Add:
Income tax expense	122	—		122
Depreciation and amortization	2,352	892	297	3,541
Interest expense, net	817	—		817
EBITDA(1)	$15,495	$(1,943)	$(1,801)	$11,751

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	1,980	(1,923)	(2,077)	$(2,020)
Amortization of unfavorable contract liability to revenue	667	—		667
Amortization of debt issuance costs	(188)	—		(188)
Accretion of asset retirement obligations	(35)	(24)	(2)	(61)
Deferred taxes	1	—		1
Changes in assets and liabilities	12,131	4	278	12,413
Income taxes	122	—		122
Interest expense, net	817	—		817
EBITDA(1)	$15,495	$(1,943)	$(1,801)	$11,751

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	15,495	(1,943)	(1,801)	11,751
Less: Cash interest expense, net (2)	629	—	—	629
Less: Maintenance and Regulatory capital expenditures (3)	933	1,502	214	2,649
Less: Capital improvement expenditures (4)	343	579	144	1,066
Add: Reimbursement from Delek for capital expenditures (4)	310	—	—	310
Less: Income tax expense	122	—	—	122
Less: Amortization of unfavorable contract liability	667	—	—	667
Distributable cash flow (1)	$13,111	$(4,024)	$(2,159)	$6,928

(1) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations - EBITDA and Distributable Cash Flow" above.

(2) Cash interest expense, net excludes the amortization of debt issuance costs.

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

(4) For the three month period ended March 31, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

	Three Months Ended March 31,
	2014 (1)	2013 (2)

Cash Flow Data:	(In thousands)
Cash flows provided by (used in) operating activities	$13,589	$(2,020)
Cash flows used in investing activities	(965)	(3,715)
Cash flows (used in) provided by financing activities	(9,422)	1,263
Net increase (decrease) in cash and cash equivalents	$3,202	$(4,472)

(1) Cash flows include the historical cash flows of the the El Dorado Terminal and Tank Assets.
(2) Adjusted to include the historical cash flows of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets.

Segment Data:

	Three Months Ended March 31, 2014 (1)
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$20,268	$183,259	$203,527
Operating costs and expenses:
Cost of goods sold	1,126	171,083	172,209
Operating expenses	6,999	2,320	9,319
Segment contribution margin	$12,143	$9,856	21,999
General and administrative expenses			2,663
Depreciation and amortization			3,477
Loss on sale of assets			—
Operating income			$15,859
Total assets	$236,560	$64,754	$301,314
Capital spending (excluding business combinations) (2)	$937	$28	$965

(1) The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany storage services.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

	Three Months Ended March 31, 2013 (1)

(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,537	$197,357	$210,894
Operating costs and expenses:
Cost of goods sold	—	187,860	187,860
Operating expenses	7,414	1,667	9,081
Segment contribution margin	$6,123	$7,830	13,953
General and administrative expenses			2,202
Depreciation and amortization			3,541
Operating income			$8,210
Capital spending (excluding business combinations) (2)	$3,516	$199	$3,715

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling and storage services.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition and the Tyler Acquisition.

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
Contribution margin for the first quarter 2014 was $22.0 million compared to $14.0 million for the first quarter 2013, an increase of $8.0 million, or 57.7%. The increase in contribution margin was primarily attributable to increases in net sales in our pipelines and transportation segment during the first quarter 2014 compared to the first quarter 2013 as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil, intermediates and refined products. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins.
For the first quarters of 2014 and 2013, we generated net sales of $203.5 million and $210.9 million, respectively, a decrease of $7.4 million, or 3.5%. The decrease is primarily attributable to decreases in the average sales price per gallon of gasoline and diesel and to decreases in our sales volume in our west Texas operations due to the fact that our Abilene Terminal was not operational for a portion of the quarter due to required maintenance. The average sales price per gallon of gasoline decreased $0.21 per gallon during the first quarter 2014, to $2.64 per gallon, from $2.85 per gallon in the first quarter 2013. The average sales price per gallon of diesel decreased $0.15 per gallon during the first quarter 2014, to $3.08 per gallon, from $3.23 per gallon in the first quarter 2013. These decreases were partially offset by the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. The new throughput and tankage agreements for the El Dorado and Tyler Terminal and Tank Assets contributed $2.5 million and $4.5 million to net sales, respectively, in the first quarter 2014.
Cost of goods sold was $172.2 million for the first quarter 2014 compared to $187.9 million for the first quarter 2013, a decrease of $15.7 million, or 8.3%. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes and in the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased $6.91 per barrel in the first quarter 2014, to $118.82 per barrel from $125.73 per barrel in the first quarter 2013.
Operating expenses were $9.3 million for the first quarter 2014 compared to $9.1 million for the first quarter 2013, an increase of $0.2 million, or 2.6%. The increase in operating expenses was primarily due to increases in maintenance costs and insurance allocations in the first quarter 2014 compared to the first quarter 2013.
General and administrative expenses were $2.7 million and $2.2 million for the first quarter 2014 and 2013, respectively, an increase of $0.5 million, or 20.9%. The increase in general and administrative expense was primarily due to increases in professional services fees incurred in connection with the El Dorado Acquisition. Also contributing to the increase was an increase in the fee that Delek charges the Partnership for the management and operation of our logistics assets.
Depreciation and amortization was $3.5 million for the first quarter 2014 compared to $3.5 million for the first quarter 2013.
Interest expense was $2.0 million for the first quarter 2014 compared to $0.8 million for the first quarter 2013, an increase of $1.2 million, or 142.7%. This increase is primarily attributable to increases in our deferred financing charges and increases in interest costs as a result of borrowings incurred in connection with the El Dorado Acquisition and the Tyler Acquisition.
Income tax expense was $0.1 million for the first quarter 2014, compared to $0.1 million for the first quarter 2013. Our effective tax rate was 1.1% for the first quarter 2014, compared to 1.7% for the first quarter 2013. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense as of March 31, 2014 reflects a nominal amount of state income tax.

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
Pipelines and Transportation Segment
The pipelines and transportation segment includes our Lion Pipeline System, our SALA Gathering System, our Paline Pipeline System, our East Texas Crude Logistics System, the El Dorado Storage Tanks and the Tyler Tank Assets.
The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment, including the historical results of the El Dorado Storage Tanks, for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014 (1)	2013 (2)

Net sales	$20,268	$13,537
Operating costs and expenses:
Cost of goods sold	1,126	—
Operating expenses	6,999	7,414
Segment contribution margin	$12,143	$6,123
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	24,644	45,018
Refined products pipelines to Enterprise Systems	31,773	43,359
SALA Gathering System	23,113	22,130
East Texas Crude Logistics System	11,031	51,147

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany storage services.

(2)
The information presented includes the results of operations of the El Dorado and Tyler Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, the Predecessors did not record revenues for intercompany storage services.

The following tables include the results of operations of the pipelines and transportation segment for the three months ended March 31, 2014 and 2013, disaggregated to present the results of operations of the Partnership and the El Dorado Storage Tanks through February 10, 2014 (in thousands):

	Delek Logistics	El Dorado	Three Months Ended
	Partners, LP	Storage Tanks (1)	March 31, 2014
		El Dorado Predecessor
Net sales	$20,268	—	$20,268
Operating costs and expenses:
Cost of goods sold	1,126	—	1,126
Operating expenses	6,318	681	6,999
Segment contribution margin	$12,824	$(681)	$12,143
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	24,644	—	24,644
Refined products pipelines to Enterprise Systems	31,773	—	31,773
SALA Gathering System	23,113	—	23,113
East Texas Crude Logistics System	11,031	—	11,031

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany storage services.

	Delek Logistics	Tyler Tank	El Dorado	Three Months Ended
	Partners, LP	Assets (1)	Storage Tanks(1)	March 31, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$13,537	$—	$—	$13,537
Operating costs and expenses:
Cost of goods sold	—	—	—	—
Operating expenses	4,621	1,475	1,318	7,414
Segment contribution margin	$8,916	$(1,475)	$(1,318)	$6,123
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	45,018	—	—	45,018
Refined products pipelines to Enterprise Systems	43,359	—	—	43,359
SALA Gathering System	22,130	—	—	22,130
East Texas Crude Logistics System	51,147	—	—	51,147

(1)
The information presented includes the results of operations of the El Dorado and Tyler Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, the Predecessors did not record revenues for intercompany storage services.

Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
Contribution margin for the pipelines and transportation segment in the first quarter of 2014 was $12.1 million, or 55.2% of our consolidated segment contribution margin, compared to $6.1 million, or 43.9% of our consolidated segment contribution margin in the first quarter of 2013, an increase of $6.0 million, or 98.3%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the acquisitions of the El Dorado Storage Tanks and the Tyler Tank Assets. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil, intermediates and refined products.
Net sales for the pipelines and transportation segment were $20.3 million for the first quarter of 2014 compared to $13.5 million for the first quarter of 2013, an increase of $6.8 million, or 49.7%. The increase was primarily attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Storage Tanks and the Tyler Tank Assets. The new throughput and tankage agreements for the El Dorado Storage Tanks and the Tyler Tank Assets contributed $2.2 million and $2.5 million to net sales, respectively, in the first quarter of 2014. These increases were partially offset by decreases in sales volumes on our Lion Pipeline System and our East Texas Crude Logistics System as a result of the El Dorado Refinery turnaround and a third party's ability to ship crude oil to the Tyler Refinery from west Texas, respectively.
Operating expenses were $7.0 million for the first quarter 2014 compared to $7.4 million for the first quarter 2013, a decrease of $0.4 million, or 5.6%. The decrease in operating expense was primarily due to decreases in maintenance costs and insurance allocations in the first quarter 2014 compared to the first quarter 2013.
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The table and discussion below is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three months ended March 31, 2014 and 2013 (dollars in thousands except for per barrel figures):

	Three Months Ended March 31,
	2014 (1)	2013 (2)

Net Sales	$183,259	$197,357
Cost of Goods Sold	171,083	187,860
Operating expenses	2,320	1,667
Segment Contribution Margin	$9,856	$7,830
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	62,432	53,086
West Texas marketing throughputs (average bpd)	15,999	16,555
West Texas marketing margin per barrel	$3.57	$3.69
Terminalling throughputs (average bpd)	89,924	13,836

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

(2)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling services.

The following tables include the results of operations of the wholesale marketing and terminalling segment for the three months ended March 31, 2014 and 2013, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal through February 10, 2014 (in thousands):

	Delek Logistics	El Dorado	Three Months Ended
	Partners, LP	Terminal (1)	March 31, 2014
		El Dorado Predecessor
Net sales	$183,259	$—	$183,259
Operating costs and expenses:
Cost of goods sold	171,083	—	171,083
Operating expenses	2,218	102	2,320
Segment contribution margin	$9,958	$(102)	$9,856
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	62,432	—	62,432
West Texas marketing throughputs (average bpd)	15,999	—	15,999
West Texas marketing margin per barrel	$3.57	$—	$3.57
Terminalling throughputs (average bpd) (2)	86,600	7,298	89,924

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

(2)
Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals, our refined products terminal in Little Rock, Arkansas (the "North Little Rock Terminal"), our Tyler Terminal and our El Dorado Terminal. Throughputs for the El Dorado Predecessor are for the 41 days prior to our acquisition of the terminal. Throughputs subsequent to the El Dorado Acquisition are included in the results of Delek Logistics Partners, LP.

	Delek Logistics	Tyler	El Dorado	Three Months Ended
	Partners, LP	Terminal (1)	Terminal (1)	March 31, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$197,357	$—	$—	$197,357
Operating costs and expenses:
Cost of goods sold	187,860	—	—	187,860
Operating expenses	1,241	175	251	1,667
Segment contribution margin	$8,256	$(175)	$(251)	$7,830
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	53,086	—	—	53,086
West Texas marketing throughputs (average bpd)	16,555	—	—	16,555
West Texas marketing margin per barrel	$3.69	—	—	$3.69
Terminalling throughputs (average bpd)	13,836	—	—	13,836

(1)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling services.

Comparison of the Three Months Ended March 31, 2014 versus the Three Months Ended March 31, 2013
Contribution margin for the wholesale marketing and terminalling segment amounted to $9.9 million, or 44.8% of our consolidated contribution margin in the first quarter of 2014, versus $7.8 million, or 56.1% of our combined contribution margin, in the first quarter of 2013, an increase of $2.0 million, or 25.9%. This increase was primarily attributable to the new throughput and tankage agreements that went into effect in connection with the acquisition of the El Dorado and Tyler Terminals.
Net sales for our wholesale marketing and terminalling segment in the first quarter 2014 decreased $13.6 million or 8.3%, to $183.3 million from $197.4 million in the first quarter of 2013. The decrease is primarily attributable to decreases in sales volume in our west Texas operations and in the average sales price per gallon of gasoline and diesel. The average sales price per gallon of gasoline decreased $0.21 per gallon during the first quarter 2014, to $2.64 per gallon, from $2.85 per gallon in the first quarter of 2013. The average sales price per gallon of diesel decreased $0.15 per gallon during the first quarter 2014, to $3.08 per gallon, from $3.23 per gallon in the first quarter of 2013. These decreases were partially offset by the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado and Tyler Terminals. The new throughput and tankage agreements for the El Dorado and Tyler Terminals contributed $0.3 million and $2.0 million to net sales, respectively, in the first quarter of 2014.
Cost of goods sold for our wholesale marketing and terminalling segment decreased $16.8 million or 8.9% to $171.1 million in the first quarter of 2014, as compared to cost of goods sold of $187.9 million in the first quarter of 2013. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes and in the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased $6.91 per barrel in the first quarter 2014, to $118.82 per barrel from $125.73 per barrel in the first quarter of 2013.
Operating expenses were $2.3 million in the first quarter 2014, an increase of $0.6 million, or 4.0%, as compared to operating expenses of $1.7 million in the first quarter of 2013. The increase in operating expense was primarily due to increases in maintenance costs and insurance allocations in the first quarter of 2014 compared to the first quarter of 2013.

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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Unit	Total Quarterly Distribution Per Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014 (1)	May 6, 2014
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014

(1) Expected date of distribution as of filing date.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Cash Flow Data:
Cash flows provided by (used in) operating activities	$13,589	$(2,020)
Cash flows used in investing activities	(965)	(3,715)
Cash flows (used in) provided by financing activities	(9,422)	1,263
Net increase (decrease) in cash and cash equivalents	$3,202	$(4,472)
Cash Flows from Operating Activities
Net cash provided by operating activities was $13.6 million for the three months ended March 31, 2014, compared to net cash used in operating activities of $2.0 million for the comparable period of 2013. The increase in cash flows provided by operations in the first three months of 2014 from the same period in 2013 was primarily due to higher revenues as a result of our commercial agreements executed concurrent with the El Dorado Acquisition and the Tyler Acquisition. Net income for the three months ended March 31, 2014 was $13.7 million, compared to $7.3 million in the same period of 2013.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.0 million for the first three months of 2014, compared to $3.7 million in the comparable period of 2013. Capital expenditures made during the three months ended March 31, 2014 amounted to $1.0 million, of which $0.9 million was spent on projects in the pipelines and transportation segment and $0.1 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the three months ended March 31, 2013 of $3.7 million. Of the total expenditures made during the three months ended March 31, 2014, $0.2 million relates to the El Dorado Acquisition. Capital expenditures made during the three months ended March 31, 2013 relate primarily to the Tyler Acquisition and to our Lion Pipeline System, which accounted for approximately $2.0 million and $0.9 million, respectively, of total capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $9.4 million in the three months ended March 31, 2014, compared to cash provided of $1.3 million in the comparable period of 2013. We paid quarterly cash distributions totaling $10.2 million during the three months ended March 31, 2014. Additionally, we paid $95.9 million in exchange for assets included in the El Dorado Acquisition. Offsetting the cash used in financing activities were net proceeds of $95.7 million under the Amended and Restated Credit Agreement during the three months ended March 31, 2014.
Cash Position and Indebtedness
As of March 31, 2014, our total cash and cash equivalents were $4.1 million and we had total indebtedness of $260.5 million. Borrowing availability under the Amended and Restated Credit Agreement was approximately $126.0 million and we had letters of credit issued of $13.5 million. We believe we were in compliance with our covenants in our debt facility as of March 31, 2014.
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

The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing provides a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of March 31, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
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
Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or a CDOR (Canadian Dealer Offered Rate), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently reported leverage ratio. Additionally, the Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment.
The Amended and Restated Credit Agreement contains events of default customary for credit facilities of this nature. They include, but are not limited to, the failure to pay any principal, interest or fees when due, failure to satisfy any covenant, untrue representations or warranties, impairment of liens, events of default under any other loan document under the credit facility, default under any other material debt agreements, insolvency, certain bankruptcy proceedings, change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of our general partner, (ii) Delek Logistics GP, LLC ceases to be our sole general partner or (iii) the Partnership fails to own and control legally and beneficially at least 100% of the equity interests of any other borrower under the Amended and Restated Credit Agreement, unless otherwise permitted thereunder) and material litigation resulting in a final judgment against any borrower or guarantor that remains undischarged or unstayed. Upon the occurrence and during the continuation of an event of default under the credit agreement, the lenders may, among other things, accelerate and declare the outstanding loans to be immediately due and payable and exercise remedies against the Partnership, its subsidiaries and the collateral as may be available to the lenders under the Amended and Restated Credit Agreement and other loan documents.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2014 were $0.8 million, of which approximately $0.7 million was spent in our pipelines and transportation segment and $0.1 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $18.5 million for 2014.

The following table summarizes our actual capital expenditures for the three months ended March 31, 2014 and planned capital expenditures for the full year 2014 by operating segment and major category (in thousands):

	Full Year 2014 Forecast(3)	Three Months Ended March 31, 2014(3)
Pipelines and Transportation:
Regulatory	$1,332	$182
Maintenance (1)	4,532	465
Discretionary projects (2)	4,413	77
Pipeline and transportation segment total	10,277	724
Wholesale Marketing and Terminalling:
Regulatory	—	—
Maintenance (1)	3,600	51
Discretionary projects (2)	4,614	13
Wholesale marketing and terminalling segment total	8,214	64
Total capital spending	$18,491	$788

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

(2)	Delek has agreed to reimburse us for capital expenditures in connection with certain capital improvements that were in progress as of November 7, 2012.

(3)	The actual and forecasted capital spending does not include capital expenditures prior to February 10, 2014 of $0.2 million related to the assets acquired in the El Dorado Acquisition.
For the full year 2014, we plan to spend approximately $10.3 million in the pipeline and transportation segment. The majority of these capital expenditures will be spent on maintenance and discretionary projects, with $4.5 million and $4.4 million budgeted on these projects, respectively, for the pipeline and transportation segment. Of the $8.2 million in capital expenditures budgeted for the wholesale marketing and terminalling segment, $4.6 million is allocated to discretionary projects and $3.6 million is allocated to maintenance projects. The majority of the amount budgeted to this segment is related to the expansion of the North Little Rock Terminal.
On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership entered into the Second Omnibus Amendment. The Second Omnibus Amendment includes the following, among other things: (i) certain modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek under the Omnibus Agreement for corporate general and administrative services.
Under the Second Omnibus Amendment, Delek has agreed to reimburse us for (i) certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the El Dorado Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years and (iii) for all non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of certain amounts, as disclosed in the full agreement filed with our Form 8-K dated February 14, 2014.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from and subsequent sales to our customers. At March 31, 2014, we held no outstanding swap contracts. Please read Note 11 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at a variable rate and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, and as of March 31, 2014, we had in place an interest rate hedge in the form of a LIBOR interest rate cap with a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements at that time.
ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has, based on this evaluation, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1
Asset Purchase Agreement, dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.2
Second Amended and Restated Omnibus Agreement, dated as of February 10, 2014, among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on February 14, 2014).

10.3
El Dorado Throughput and Tankage Agreement, dated as of February 10, 2014, by and between Lion Oil Company, Delek Logistics Operating, LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.4
El Dorado Lease and Access Agreement, dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on February 14, 2014).

10.5
El Dorado Site Services Agreement, dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s on Form 8-K filed on February 14, 2014).

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
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 8, 2014

EXHIBIT INDEX

Exhibit No.		Description
10.1
Asset Purchase Agreement, dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.2
Second Amended and Restated Omnibus Agreement, dated as of February 10, 2014, among Delek US Holdings, Inc., Delek Refining, Ltd., Delek Marketing & Supply, LP, Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on February 14, 2014).

10.3
El Dorado Throughput and Tankage Agreement, dated as of February 10, 2014, by and between Lion Oil Company, Delek Logistics Operating, LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.4
El Dorado Lease and Access Agreement, dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on February 14, 2014).

10.5
El Dorado Site Services Agreement, dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s on Form 8-K filed on February 14, 2014).

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
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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