Form 10-Q
period 2014-06-30
Delek Logistics Partners, LP
filed 2014-08-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2014, there were 12,183,847 common units, 11,999,258 subordinated units, and 493,533 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,417	$924
Accounts receivable	37,951	28,976
Inventory	24,833	17,512
Deferred tax assets	12	12
Other current assets	799	341
Total current assets	66,012	47,765
Property, plant and equipment:
Property, plant and equipment	266,436	265,388
Less: accumulated depreciation	(45,843)	(39,566)
Property, plant and equipment, net	220,593	225,822
Goodwill	11,654	10,454
Intangible assets, net	11,843	12,258
Other non-current assets	4,337	5,045
Total assets	$314,439	$301,344
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,731	$26,045
Accounts payable to related parties	2,596	1,513
Fuel and other taxes payable	6,733	5,700
Accrued expenses and other current liabilities	9,270	6,451
Total current liabilities	58,330	39,709
Non-current liabilities:
Revolving credit facility	239,000	164,800
Asset retirement obligations	3,202	3,087
Deferred tax liabilities	376	324
Other non-current liabilities	5,593	6,222
Total non-current liabilities	248,171	174,433
Equity:
Predecessor division equity	—	25,161
Common unitholders - public; 9,384,589 units issued and outstanding at June 30, 2014 (9,353,240 at December 31, 2013)	190,122	183,839
Common unitholders - Delek; 2,799,258 units issued and outstanding at June 30, 2014 (2,799,258 at December 31, 2013)	(243,378)	(176,680)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at June 30, 2014 (11,999,258 at December 31, 2013)	67,409	59,386
General partner - Delek; 493,533 units issued and outstanding at June 30, 2014 (492,893 at December 31, 2013)	(6,215)	(4,504)
Total equity	7,938	87,202
Total liabilities and equity	$314,439	$301,344

(1) Includes the historical balances of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013 (1)	2014	2013 (1)

	(In thousands)
Net sales	$236,343	$230,142	$439,870	$441,036
Operating costs and expenses:
Cost of goods sold	196,574	207,966	368,783	395,826
Operating expenses	9,544	9,928	18,863	19,009
General and administrative expenses	2,242	1,521	4,905	3,723
Depreciation and amortization	3,532	3,284	7,009	6,825
Loss on asset disposals	74	—	74	—
Total operating costs and expenses	211,966	222,699	399,634	425,383
Operating income	24,377	7,443	40,236	15,653
Interest expense, net	2,342	752	4,325	1,569
Net income before income tax expense	22,035	6,691	35,911	14,084
Income tax expense	281	118	428	240
Net income	21,754	6,573	35,483	13,844
Less: Loss attributable to Predecessors	—	(5,183)	(943)	(10,116)
Net income attributable to partners	$21,754	$11,756	$36,426	$23,960
Comprehensive income attributable to partners	$21,754	$11,756	$36,426	$23,960

Less: General partner's interest in net income, including incentive distribution rights	(620)	$(234)	(914)	(478)
Limited partners' interest in net income	$21,134	$11,522	$35,512	$23,482

Net income per limited partner unit:
Common units - (basic)	$0.88	$0.48	$1.47	$0.98
Common units - (diluted)	$0.87	$0.47	$1.46	$0.97
Subordinated units - Delek (basic and diluted)	$0.87	$0.48	$1.47	$0.98

Weighted average limited partner units outstanding:
Common units - (basic)	12,159,732	12,006,843	12,156,135	12,003,071
Common units - (diluted)	12,291,273	12,159,084	12,281,598	12,128,764
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Cash distributions per unit	$0.475	$0.395	$0.900	$0.780
(1) Adjusted to include the historical results of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013 (1)
	(In thousands)
Cash flows from operating activities:
Net income	$35,483	$13,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,009	6,825
Amortization of unfavorable contract liability to revenue	(1,334)	(1,334)
Amortization of deferred financing costs	634	374
Accretion of asset retirement obligations	209	149
Deferred income taxes	52	(17)
Loss on asset disposals	74	—
Unit-based compensation expense	121	112
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,975)	(10,284)
Inventories and other current assets	(7,779)	(1,337)
Accounts payable and other current liabilities	18,872	12,666
Accounts payable - related parties	1,083	(7,989)
Non-current assets and liabilities, net	(649)	(795)
Net cash provided by operating activities	44,800	12,214
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,933)	(7,139)
Net cash used in investing activities	(1,933)	(7,139)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	22	—
Distributions to general partner	(414)	(299)
Distributions to common unitholders - Public	(7,856)	(5,602)
Distributions to common unitholders - Delek	(2,352)	(1,705)
Distributions to subordinated unitholders	(10,080)	(7,310)
Distributions to Delek for contribution of El Dorado Terminal and Tank Assets	(95,900)	—
Proceeds from revolving credit facility	283,100	—
Payments of revolving credit facility	(208,900)	—
Predecessor division equity contribution	1,006	13,229
Reimbursement of capital expenditures by Sponsor	—	463
Net cash used in financing activities	(41,374)	(1,224)
Net increase in cash and cash equivalents	1,493	3,851
Cash and cash equivalents at the beginning of the period	924	23,452
Cash and cash equivalents at the end of the period	$2,417	$27,303
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,508	$1,226
Taxes	$18	$—
Non-cash financing activities:
Sponsor contribution of fixed assets	706	—

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
On July 26, 2013, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Storage Tanks" and together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
The El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor"), and (ii) the historical results of the Tyler Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the El Dorado and Tyler Predecessors collectively as our "Predecessors." See Note 2 for further information regarding the El Dorado Acquisition and the Tyler Acquisition.
The accompanying unaudited condensed consolidated financial statements and related notes for the three and six months ended June 30, 2014 and 2013 include the consolidated financial position, results of operations, cash flows and division equity of our Predecessors. The financial statements of our Predecessors have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as unaffiliated entities. For example, our Predecessors did not record revenues for intercompany terminalling or storage services.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 5, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K.
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
2. Acquisitions
El Dorado Acquisition
On February 10, 2014, the Partnership completed the El Dorado Acquisition and acquired the El Dorado Terminal and Tank Assets. The purchase price paid for the assets acquired was approximately $95.9 million in cash. The assets acquired consisted of the following:

•
The El Dorado Terminal. The refined products terminal located at the El Dorado Refinery, which consisted of a truck loading rack with three loading bays supplied by pipeline from storage tanks located at the El Dorado Refinery along with certain ancillary assets. Total throughput capacity for the El Dorado Terminal is approximately 26,700 barrels per day ("bpd").

•
The El Dorado Storage Tanks. A total of 158 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels.

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
In connection with the El Dorado Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Second Omnibus Amendment (as defined in Note 13), (iii) a throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets, (iv) a lease and access agreement, and (v) a site services agreement. See Note 13 for additional information regarding these agreements.
Tyler Acquisition
On July 26, 2013, the Partnership completed the Tyler Acquisition and acquired the Tyler Terminal and Tank Assets. The purchase price paid for the assets acquired was $94.8 million in cash. The assets acquired consisted of the following:

•
The Tyler Terminal. The refined products terminal located at the Tyler Refinery, which consisted of a truck loading rack with nine loading bays supplied by pipelines from storage tanks located adjacent to the Tyler Refinery, along with certain ancillary assets. Total throughput capacity for the Tyler Terminal is approximately 72,000 bpd.

•
The Tyler Tank Assets. Ninety-six storage tanks and certain ancillary assets (such as pumps and piping) located adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels.

Delek retained any current assets, current liabilities and environmental liabilities related to the Tyler Terminal and Tank Assets as of the date of the Tyler Acquisition. The only historical balance sheet items that transferred to the Partnership in the Acquisition were property, plant and equipment assets and asset retirement obligations which were recorded by us at historical cost.
In connection with the Tyler Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the First Omnibus Amendment (as defined in Note 13), (iii) a throughput and tankage agreement with respect to the Tyler Terminal and Tank Assets, (iv) a lease and access agreement, and (v) a site services agreement. See Note 13 for additional information regarding these agreements.
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

The following amounts associated with the El Dorado Terminal and Tanks Assets and the Tyler Terminal and Tank Assets, subsequent to each respective acquisition date, are included in the condensed consolidated statements of operations of the Partnership (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Tyler Terminal and Tank Assets:
Total operating revenues	$4,501	$9,002
Net income attributable to the Partnership	2,375	5,284
El Dorado Terminal and Tank Assets:
Total operating revenues	4,398	6,855
Net income attributable to the Partnership	2,726	3,941
Costs associated with the acquisition	$—	$186

The results of the El Dorado Terminal and Tank Assets' operations prior to the completion of the El Dorado Acquisition on February 10, 2014 have been included in the El Dorado Predecessor results in the tables below. The results of the Tyler Terminal and Tank Assets' operations prior to the completion of the Tyler Acquisition on July 26, 2013 have been included in the Tyler Predecessor results in the tables below. The results of the El Dorado Terminal and Tank Assets subsequent to February 10, 2014, and the results of the Tyler Terminal and Tank Assets subsequent to July 26, 2013 have been included in the Partnership's results.
The tables on the following page present our results of operations, the effect of including the results of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets and the adjusted total amounts included in our condensed consolidated financial statements.

Condensed Combined Balance Sheet as of December 31, 2013

	Delek Logistics	El Dorado Terminal and Tank Assets
	Partners, LP	(El Dorado Predecessor)	December 31, 2013
		(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$924	$—	$924
Accounts receivable	28,976	—	28,976
Inventory	17,512	—	17,512
Deferred tax assets	12	—	12
Other current assets	341	—	341
Total current assets	47,765	—	47,765
Property, plant and equipment:
Property, plant and equipment	235,588	29,800	265,388
Less: accumulated depreciation	(36,306)	(3,260)	(39,566)
Property, plant and equipment, net	199,282	26,540	225,822
Goodwill	10,454	—	10,454
Intangible assets, net	12,258	—	12,258
Other non-current assets	5,045	—	5,045
Total assets	$274,804	$26,540	$301,344
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,045	$—	$26,045
Accounts payable to related parties	1,513	—	1,513
Fuel and other taxes payable	5,700	—	5,700
Accrued expenses and other current liabilities	5,776	675	6,451
Total current liabilities	39,034	675	39,709
Non-current liabilities:
Revolving credit facility	164,800	—	164,800
Asset retirement obligations	2,993	94	3,087
Deferred tax liabilities	324	—	324
Other non-current liabilities	5,612	610	6,222
Total non-current liabilities	173,729	704	174,433
Equity:
Predecessors division equity	—	25,161	25,161
Common unitholders - public (9,353,240 units issued and outstanding)	183,839	—	183,839
Common unitholders - Delek (2,799,258 units issued and outstanding)	(176,680)	—	(176,680)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	59,386	—	59,386
General Partner unitholders - Delek (492,893 units issued and outstanding)	(4,504)	—	(4,504)
Total equity	62,041	25,161	87,202
Total liabilities and equity	$274,804	$26,540	$301,344

Condensed Combined Statements of Operations

		El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(El Dorado Predecessor)	Six Months Ended June 30, 2014

Net sales	$439,870	$—	$439,870
Operating costs and expenses:
Cost of goods sold	368,783	—	368,783
Operating expenses	18,080	783	18,863
General and administrative expenses	4,859	46	4,905
Depreciation and amortization	6,895	114	7,009
Loss on asset disposal	74	—	74
Total operating costs and expenses	398,691	943	399,634
Operating income (loss)	41,179	(943)	40,236
Interest expense, net	4,325	—	4,325
Net income (loss) before income tax expense	36,854	(943)	35,911
Income tax expense	428	—	428
Net income (loss)	36,426	(943)	35,483
Less: Loss attributable to Predecessors	—	(943)	(943)
Net income attributable to partners	$36,426	$—	$36,426

		Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(Tyler Predecessor)	(El Dorado Predecessor)	Three Months Ended June 30, 2013
		(In thousands)
Net Sales	$230,142	$—	$—	$230,142
Operating costs and expenses:
Cost of goods sold	207,966	—	—	207,966
Operating expenses	6,067	2,022	1,839	9,928
General and administrative expenses	1,111	223	187	1,521
Depreciation and amortization	2,372	614	298	3,284
Total operating costs and expenses	217,516	2,859	2,324	222,699
Operating income (loss)	12,626	(2,859)	(2,324)	7,443
Interest expense, net	752	—	—	752
Net income (loss) before income tax expense	11,874	(2,859)	(2,324)	6,691
Income tax expense	118	—	—	118
Net income (loss)	11,756	(2,859)	(2,324)	6,573
Less: Loss attributable to Predecessors	—	(2,859)	(2,324)	(5,183)
Net income attributable to partners	$11,756	$—	$—	$11,756

		Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(Tyler Predecessor)	(El Dorado Predecessor)	Six Months Ended June 30, 2013
		(In thousands)
Net Sales	$441,036	$—	$—	$441,036
Operating costs and expenses:
Cost of goods sold	395,826	—	—	395,826
Operating expenses	11,929	3,672	3,408	19,009
General and administrative expenses	2,788	516	419	3,723
Depreciation and amortization	4,724	1,506	595	6,825
Total operating costs and expenses	415,267	5,694	4,422	425,383
Operating income (loss)	25,769	(5,694)	(4,422)	15,653
Interest expense, net	1,569	—	—	1,569
Net income (loss) before income tax expense	24,200	(5,694)	(4,422)	14,084
Income tax expense	240	—	—	240
Net income (loss)	23,960	(5,694)	(4,422)	13,844
Less: Loss attributable to Predecessors	—	(5,694)	(4,422)	(10,116)
Net income attributable to partners	$23,960	$—	$—	$23,960

North Little Rock Acquisition

On October 24, 2013, we purchased a refined products terminal in Little Rock, Arkansas from Enterprise Refined Products Company, LLC (the "North Little Rock Terminal"). We acquired the North Little Rock Terminal to diversify our product mix.
During the second quarter of 2014, we finalized our purchase price allocation and adjusted certain of the acquisition-date fair values previously disclosed. The final allocation of the aggregate purchase price of the North Little Rock Terminal as of June 30, 2014 is summarized as follows (in thousands):

Property, plant and equipment	$4,990
Intangible assets	10
Total	$5,000
Pro Forma Financial Information - North Little Rock Acquisition
We began consolidating the results of operations of the North Little Rock Terminal on October 24, 2013. The North Little Rock Terminal contributed $0.4 million and $0.7 million to net sales for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.4 million to net income for the three and six months ended June 30, 2014, respectively. Below are the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2013, as if these acquisitions had occurred on January 1, 2013 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net sales	$230,501	$441,755
Net income	$6,780	$14,260

Hopewell Acquisition
On July 19, 2013, the Partnership purchased a 13.5-mile pipeline and certain ancillary assets (the "Hopewell Pipeline"), including a related delivery station (the "Hopewell Station") and pumps. The Hopewell Pipeline originates at the Tyler Refinery and terminates at the Hopewell Station, where it effectively connects to the Partnership's 19-mile pipeline (the "Big Sandy Pipeline") that originates at the Hopewell Station and terminates at our light petroleum products terminal located in Big Sandy, Texas. The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler Refinery and the Big Sandy Terminal (the "Tyler-Big Sandy Pipeline").
During the second quarter of 2014, we finalized our purchase price allocation and adjusted certain of the acquisition-date fair values previously disclosed. The final allocation of the aggregate purchase price of the Hopewell Pipeline as of June 30, 2014 is summarized as follows (in thousands):

Property, plant and equipment	$3,538
Intangible assets	984
Goodwill	1,200
Total	$5,722
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
Pro Forma Financial Information - Hopewell Acquisition
We began consolidating the results of operations of the Hopewell Pipeline on July 19, 2013. Although the Tyler-Big Sandy Pipeline, of which the Hopewell Pipeline is an integral part, was not operational prior to November 2013 due to required maintenance to return it to service, Delek paid to us pipeline fees for the Tyler-Big Sandy Pipeline beginning in July 2013 and through the year ended December 31, 2013. The maintenance required to return the Hopewell Pipeline to service and thereby connect it to the Big Sandy Pipeline was completed in the fourth quarter of 2013. The Tyler-Big Sandy Pipeline contributed $0.4 million and $0.8 million to net sales for the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.6 million to net income for the three and six months ended June 30, 2014, respectively.
Below are the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2013, as if the acquisition had occurred on January 1, 2013 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net sales	$230,142	$441,036
Net income	$6,480	$13,588
3. Inventory
Inventories consisted of $24.8 million and $17.5 million of refined petroleum products as of June 30, 2014 and December 31, 2013, respectively. Cost of inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

4. Amended and Restated Credit Agreement

We entered into a $175.0 million senior secured revolving credit agreement concurrent with the completion of the Offering on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was subsequently amended and restated on July 9, 2013 (the “Amended and Restated Credit Agreement”). Under the terms of the Amended and Restated Credit Agreement, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits draw downs in U.S. or Canadian dollars. The Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The Amended and Restated Credit Agreement matures on November 7, 2017.

Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently reported leverage ratio. At June 30, 2014, the weighted average interest rate was approximately 2.7%. Additionally, the Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2014, this fee was 0.5% per year.

The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of June 30, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
As of June 30, 2014, we had $239.0 million of outstanding borrowings under the Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling approximately $13.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2014. Amounts available under the Amended and Restated Credit Agreement as of June 30, 2014 were approximately $147.5 million.

Table of Contents

5. Income Taxes
Our effective income tax rate decreased by a nominal amount for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. For tax purposes, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under our partnership agreement.

6. Net Income Per Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and incentive distribution rights, if any, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for incentive distribution rights, if any, to our general partner, which is the holder of the incentive distribution rights pursuant to our partnership agreement, which are declared and paid following the close of each quarter.
Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The basic weighted-average number of units outstanding for the six months ended June 30, 2014 increased to 24,651,912 units from 24,644,649 units in the first quarter of 2014.
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

Our distributions are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to partners	$21,754	$11,756	$36,426	$23,960
Less: General partner's distribution (including IDRs) (1)	424	193	633	382
Less: Limited partners' distribution	5,787	4,755	10,952	9,375
Less: Subordinated partner's distribution	5,699	4,740	10,799	9,360
Earnings in excess of distributions	$9,844	$2,068	$14,042	$4,843

General partner's earnings:
Distributions (including IDRs) (1)	$424	$193	$633	$382
Allocation of earnings in excess of distributions	196	41	281	96
Total general partner's earnings	$620	$234	$914	$478

Limited partners' earnings on common units:
Distributions	$5,787	$4,755	$10,952	$9,375
Allocation of earnings in excess of distributions	4,861	1,015	6,930	2,375
Total limited partners' earnings on common units	$10,648	$5,770	$17,882	$11,750

Limited partners' earnings on subordinated units:
Distributions	$5,699	$4,740	$10,799	$9,360
Allocation of earnings in excess of distributions	4,787	1,012	6,831	2,372
Total limited partner's earnings on subordinated units	$10,486	$5,752	$17,630	$11,732

Weighted average limited partner units outstanding:
Common units - (basic)	12,159,732	12,006,843	12,156,135	12,003,071
Common units - (diluted)	12,291,273	12,159,084	12,281,598	12,128,764
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Net income per limited partner unit:
Common - (basic)	$0.88	$0.48	$1.47	$0.98
Common - (diluted)	$0.87	$0.47	$1.46	$0.97
Subordinated - (basic and diluted)	$0.87	$0.48	$1.47	$0.98

(1) General partner's distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages, up to 50%, of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. See Note 7 for further discussion related to IDRs.

7. Equity
We had 9,384,589 common limited partner units held by the public outstanding as of June 30, 2014. Additionally, as of June 30, 2014, Delek owned a 60.0% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 96.1% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 493,533 general partner units. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.

Equity Activity
The summarized changes in the carrying amount of our equity are as follows:

	Equity of Predecessors	Common - Public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2013	$25,161	$183,839	$(176,680)	$59,386	$(4,504)	$87,202
Sponsor contributions of equity to the El Dorado Predecessor	1,006	—	—	—	—	1,006
Loss attributable to the El Dorado Predecessor	(943)	—	—	—	—	(943)
Allocation of net assets acquired by the unitholders	(25,224)	—	24,720	—	504	—
Cash distributions (1)	—	(7,856)	(96,334)	(10,080)	(2,332)	(116,602)
Sponsorship contribution of fixed assets	—	—	692	—	14	706
Net income attributable to partners	—	13,841	4,135	17,722	728	36,426
Unit-based compensation	—	298	89	381	(647)	121
Other	—	—	—	—	22	22
Balance at June 30, 2014	$—	$190,122	$(243,378)	$67,409	$(6,215)	$7,938

(1) Cash distributions include $95.9 million in cash payments for the El Dorado Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book basis instead of fair value. Additionally, any excess of cash paid over the historical book basis of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Acquisition, our equity balance decreased $70.7 million during the six months ended June 30, 2014.
Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to our unitholders and our general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, to priority income allocations, if any, in an amount equal to incentive cash distributions allocated 100% to our general partner.
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to partners	$21,754	$11,756	$36,426	$23,960
Less: General partner's IDR's	(189)	—	(189)	—
Net income available to partners	$21,565	$11,756	$36,237	$23,960
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net
income	$431	$234	$725	$478
General partner's IDRs	189	—	189	—
Total general partner's interest in net
income	$620	$234	$914	$478

Incentive Distribution Rights
The following table illustrates the percentage allocations of available cash from operating surplus between our unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and our unitholders in any available cash from operating surplus that we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest and assume that (i) our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (ii) our general partner has not transferred its incentive distribution rights, and (iii) there are no arrearages on common units.

		Target Quarterly Distribution per Unit	Marginal Percentage Interest in Distributions
		Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution		$0.37500	98.0%	2.0%
First Target Distribution	above	$0.37500	98.0%	2.0%
	up to	$0.43125
Second Target Distribution	above	$0.43125	85.0%	15.0%
	up to	$0.46875
Third Target Distribution	above	$0.46875	75.0%	25.0%
	up to	$0.56250
Thereafter	thereafter	$0.56250	50.0%	50.0%

Cash Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014 (1)	August 7, 2014

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made to general and limited partners for the three and six months ended June 30, 2014 is set forth in the table below. Our distributions are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General partner's distributions:
General partner's distributions	$235	$193	$444	$382
General partner's incentive distribution rights	189	—	189	—
Total general partner's distributions	424	193	633	382

Limited partners' distributions:
Common	$5,787	$4,755	$10,952	$9,375
Subordinated	5,699	4,740	10,799	9,360
Total limited partners' distributions	11,486	9,495	21,751	18,735
Total cash distributions	$11,910	$9,688	$22,384	$19,117

Cash distributions per limited partner unit	$0.475	$0.395	$0.900	$0.780
8. Equity Based Compensation
We incurred a nominal amount and $0.1 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2014, respectively, and $0.1 million during both the three and six months ended June 30, 2013. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period. As of June 30, 2014, there was $1.0 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.4 years.
9. Segment Data
We report our assets and operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling:

•
The pipelines and transportation segment provides crude oil gathering, and crude oil, intermediate and finished products transportation and storage services to Delek's refining operations and independent third parties.

•	The wholesale marketing and terminalling segment provides marketing and terminalling services to Delek's refining operations and independent third parties.
Our operating segments adhere to the same accounting policies used for our consolidated financial statements. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization.
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
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Three Months Ended June 30, 2014
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$23,066	$213,277	$236,343
Operating costs and expenses:
Cost of goods sold	1,130	195,444	196,574
Operating expenses	7,745	1,799	9,544
Segment contribution margin	$14,191	$16,034	30,225
General and administrative expenses			2,242
Depreciation and amortization			3,532
Loss on asset disposals			74
Operating income			$24,377
Total assets	$222,115	$92,324	$314,439
Capital spending (excluding business combinations)	$212	$756	$968

	Three Months Ended June 30, 2013

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,667	$216,475	$230,142
Operating costs and expenses:
Cost of goods sold	—	207,966	207,966
Operating expenses	8,064	1,864	9,928
Segment contribution margin	$5,603	$6,645	12,248
General and administrative expenses			1,521
Depreciation and amortization			3,284
Operating income			$7,443
Capital spending (excluding business combinations) (1)	$2,542	$883	$3,425

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition and the Tyler Acquisition.

	Six Months Ended June 30, 2014
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$43,334	$396,536	$439,870
Operating costs and expenses:
Cost of goods sold	2,256	366,527	368,783
Operating expenses	14,744	4,119	18,863
Segment contribution margin	$26,334	$25,890	52,224
General and administrative expenses			4,905
Depreciation and amortization			7,009
Loss on asset disposals			74
Operating income			$40,236
Capital spending (excluding business combinations) (1)	$1,149	$784	$1,933

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

	Six Months Ended June 30, 2013

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$27,204	$413,832	$441,036
Operating costs and expenses:
Cost of goods sold	—	395,826	395,826
Operating expenses	15,478	3,531	19,009
Segment contribution margin	$11,726	$14,475	26,201
General and administrative expenses			3,723
Depreciation and amortization			6,825
Operating income			$15,653
Capital spending (excluding business combinations) (1)	$6,058	$1,081	$7,139

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the Tyler Acquisition and El Dorado Acquisition.

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2014 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$247,241	$19,195	$266,436
Less: accumulated depreciation	(38,296)	(7,547)	(45,843)
Property, plant and equipment, net	$208,945	$11,648	$220,593
Depreciation expense for the three months ended June 30, 2014	$2,561	$706	$3,267
Depreciation expense for the six months ended June 30, 2014	$4,749	$1,729	$6,478
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
The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$41	$—	$41
Commodity derivatives	—	309	—	309
Total assets	—	350	—	350
Liabilities
Commodity derivatives	—	(21)	—	(21)
Net assets	$—	$329	$—	$329

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$116	$—	$116
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
Our policy under the guidance of ASC 815-10-45 is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of June 30, 2014 and December 31, 2013, respectively, $0.3 million and zero cash collateral was held by counterparty brokerage firms.
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
We enter into forward fuel contracts with major financial institutions in which we fix the purchase price of finished grade fuel for a predetermined number of units with fulfillment terms of less than 90 days. During the three and six months ended June 30, 2014 and June 30, 2013, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income.
From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the Amended and Restated Credit Agreement. The prior credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the Amended and Restated Credit Agreement in July 2013.
The tables below present the fair value of our derivative instruments, as of June 30, 2014 and December 31, 2013 (in thousands).

		June 30, 2014		December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$41	$—	$116	$—
Commodity derivatives (1)	Other current assets	309	(21)	—	—
Total gross value of derivatives		$350	$(21)	$116	$—
Less: Counterparty netting and cash collateral (2)		(264)	(21)	—	—
Total net fair value of derivatives		$614	$—	$116	$—

(1) As of June 30, 2014, we had open derivative contracts representing 182,000 barrels of refined petroleum products.

(2) As of June 30, 2014, $0.3 million of cash collateral associated with our commodity derivatives has been netted with the derivative positions with each counterparty.

Table of Contents

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2014	2013	2014	2013
Interest rate derivatives	Interest expense	$(54)	$92	$(75)	$25
Commodity derivatives	Cost of goods sold	(175)	101	(304)	(103)
	Total	$(229)	$193	$(379)	$(78)

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
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate entities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from the application of FERC's tariff requirements but comply with other applicable regulatory requirements.
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, beginning on July 1, 2013, by the amount of any change in FERC oil pipeline index or, in the case of the east Texas marketing agreement and the Tyler Throughput and Tankage Agreement, to other inflation-based indexes; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana.
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the U.S. Environmental Protection Agency (the "EPA"), the U.S. Department of Transportation ("DOT") / Pipeline and Hazardous Materials Safety Administration, the U.S. Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality (the "ADEQ"), the Louisiana Oil Spill Coordinating Office, the Louisiana Department of Environmental Quality, the Louisiana Department of Wildlife and Fisheries and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.
Crude Oil Releases
We have detected several crude oil releases, including a release at our Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. We incurred costs of $0.3 million during the six months ended June 30, 2013 related to the release at Magnolia Station. We also incurred costs of $0.3 million in the fourth quarter 2013 related to the release near Macedonia and $1.0 million during the three and six months ended June 30, 2014 related to the release in Haynesville. As of June 30, 2014, we have accrued $1.5 million and $2.5 million for additional remediation expenses expected to be incurred for the Macedonia and Haynesville spills, respectively. However, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as Delek is required, pursuant to the terms of the Omnibus Agreement (as defined in Note 13), to pay to us any costs in excess of $0.3 million with respect to the releases at our Magnolia Station and near Macedonia, Arkansas and costs in excess of $1.0 million with respect to the release near Haynesville.
Contracts and Agreements
The majority of the petroleum products we sell in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products at the Abilene, Texas terminal, which we own, for sales at the Abilene and San Angelo terminals and to exchange barrels with third parties. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrent with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017 and does not include any options for renewal. We also purchase spot barrels from various third parties and from Delek for sale to wholesale customers in west Texas.
Letters of Credit
As of June 30, 2014, we had in place letters of credit totaling approximately $13.5 million under the Amended and Restated Credit Agreement primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2014.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option to renew after the initial lease term. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively.
In connection with the Tyler Acquisition, we and Delek entered into a lease and access agreement with respect to the real property on which the Tyler Terminal and Tank Assets are located. Under this agreement, we lease such real property from Delek for a nominal amount paid annually, with an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.
In connection with the El Dorado Acquisition, we and Delek entered into a lease and access agreement with respect to the real property on which the El Dorado Terminal and Tank Assets are located. Under this agreement, we lease such real property from Delek for a nominal amount paid annually, with an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.
We have a ground lease agreement with Lion Oil for approximately seven acres of land on Lion Oil's refinery site, on which an above-ground storage tank and related facilities are located. The tank and related facilities are used for the storage and throughput of crude oil or other hydrocarbon substances or any resulting refined products. The fees paid to Lion Oil were nominal for the three and six months ended June 30, 2014. The term of this agreement is co-terminous with the El Dorado lease and access agreement discussed above.

13. Related Party Transactions
Commercial Agreements
The Partnership has various long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering, crude oil and intermediate and refined products transportation and storage services and marketing and terminalling services to Delek. Each of these agreements include minimum quarterly volume or throughput commitments and have tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee.
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index or, in the case of the east Texas marketing agreement, to the consumer price index and, in the case of the El Dorado and Tyler Terminal and Tank Assets, to other inflation-based indexes; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
We believe the terms and conditions under these agreements, as well as our other agreements with Delek described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. See our Annual Report on Form 10-K for a description of certain of our commercial agreements and other agreements with Delek. During the six months ended June 30, 2014, we entered into the following commercial agreements with Delek:

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

El Dorado Throughput and Tankage Agreement. On February 10, 2014, in connection with the El Dorado Acquisition, Lion Oil, OpCo and, for limited purposes, J. Aron & Company ("J. Aron"), entered into the El Dorado Throughput and Tankage Agreement. Under the El Dorado Throughput and Tankage Agreement, OpCo will provide Lion Oil with throughput and storage services in return for payment of certain throughput and storage fees. The initial term of the El Dorado Throughput and Tankage Agreement is eight years and Lion Oil, at its sole option, may extend the term for two renewal terms of four years each. Effective February 10, 2014, Lion Oil assigned to J. Aron its rights to use and transport materials through the El Dorado Terminal and Tank Assets until the expiration of Lion Oil’s amended and restated supply and offtake agreement with J. Aron. Despite the assignment, Lion Oil still retains certain rights and obligations under the El Dorado Throughput and Tankage Agreement.
El Dorado Lease and Access Agreement. In connection with the El Dorado Acquisition, Lion Oil and OpCo entered into the El Dorado Lease and Access Agreement (the "El Dorado Lease"). Under the El Dorado Lease, OpCo leases from Lion Oil the real property on which the El Dorado Terminal and Tank Assets are located. The El Dorado Lease has an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.

El Dorado Site Services Agreement. In connection with the El Dorado Acquisition, Lion Oil and OpCo also entered into the El Dorado Site Services Agreement. Under the El Dorado Site Services Agreement, Lion Oil provides OpCo with shared use of certain services, materials and facilities that are necessary to operate and maintain the El Dorado Terminal and Tank Assets as currently operated and maintained. The term of the El Dorado Site Services Agreement is co-terminous with the El Dorado Lease discussed above.
Omnibus Agreement
The Partnership entered into an Omnibus Agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries upon the completion of the Offering. In this Periodic Report on Form 10-Q, the Partnership refers to this Omnibus Agreement as the “Omnibus Agreement.” On July 26, 2013, in connection with the Tyler Acquisition, the Partnership and the other parties entered into an amendment and restatement of the Omnibus Agreement (the “First Omnibus Amendment”). On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership and the other parties entered into a second amendment and restatement of the Omnibus Agreement (the “Second Omnibus Amendment”). The Second Omnibus Amendment includes, among other things, the following: (i) certain modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek under the Omnibus Agreement for general corporate and administrative services.
The annual administrative fee payable by the Partnership to Delek for general corporate and administrative services that Delek and its affiliates provide under the Second Omnibus Amendment increased from $3.0 million to $3.3 million, which is prorated and payable monthly.
Under the Second Omnibus Amendment, Delek has agreed to reimburse us for (i) certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the El Dorado Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to most of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years, and (iii) certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of certain amounts, as disclosed in the full agreement filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 14, 2014.
Predecessors' Transactions
Related-party transactions of the Predecessors were settled through division equity. Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates or contractually based fees.
Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the Offering and the Tyler and El Dorado Acquisitions, we were not allocating certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.
Summary of Transactions
A summary of revenue and expense transactions with Delek, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$28,893	$17,206	$54,175	$34,720
Operating and maintenance expenses (1)	5,161	3,598	10,553	7,347
General and administrative expenses (2)	1,182	1,086	2,464	2,286

(1)
Operating and maintenance expenses include costs allocated to the Tyler Predecessor and the El Dorado Predecessor for operating support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including certain labor related costs, property and liability insurance costs and certain other operating expenses. The costs that were allocated to us by Delek Refining were $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively. The costs that were allocated to us by Lion Oil were $0.4 million for the six months ended June 30, 2014 and $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

(2)
General and administrative expenses include costs allocated to the Tyler Predecessor and El Dorado Predecessor for general and administrative support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including services such as corporate management, risk management, accounting and human resources. The costs that were allocated to us by Delek Refining were $0.2 million and $0.5 million for the three and six months ended June 30, 2013, respectively. The costs that were allocated to us by Lion Oil were $0.1 million for the six months ended June 30, 2014 and $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February and May 2014, we paid quarterly cash distributions, of which $6.3 million and $6.5 million, respectively, was paid to Delek and our general partner. On July 28, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.475 per unit, based on the available cash as of the second quarter of 2014, payable on August 14, 2014, to unitholders of record on August 7, 2014. The distribution will consist of $7.5 million to both Delek and our general partner, including incentive distribution rights.

14. Subsequent Events

Distribution Declaration
On July 28, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.475 per limited partner unit, based on the available cash as of the second quarter of 2014, payable on August 14, 2014, to unitholders of record on August 7, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," and "we," "our," "us," or like terms, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in such statements.
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo") acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Storage Tanks" and together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
On July 26, 2013, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).
The El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control. As an entity under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparable information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 (the "El Dorado Predecessor"), and (ii) the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the El Dorado and Tyler Predecessors collectively as our "Predecessors."
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

•
the age of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, spills, releases and tank failures;

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or its assignees' or any third party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	Delek's inability to grow as expected;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital and the price and availability of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC");

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.
In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future period results or trends. There can be no assurance that any of the events anticipated by the forward-looking statements will occur or, if any such events do occur, what impact they will have on our results of operations and financial condition.
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
Business Overview
The Partnership primarily owns and operates crude oil and intermediate and refined products logistics and marketing assets. We gather, transport and store crude oil and market, distribute, transport and store refined products in select regions of the southeastern United States and Texas for Delek and third parties, primarily in support of Delek’s Tyler and El Dorado Refineries. A substantial majority of our existing assets are both integral to and dependent on the success of Delek’s refining operations, as most of our assets are contracted exclusively to Delek in support of its Tyler and El Dorado Refineries.

The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of their units and the taxable income allocation requirements under our partnership agreement.
Our Reporting Segments and Assets

Our business consists of two operating segments: (i) our pipelines and transportation segment and (ii) our wholesale marketing and terminalling segment.

Our pipelines and transportation segment primarily consists of assets divided into seven operating systems: (i) our Lion Pipeline System, which includes the results of a pipeline for which we lease the capacity from Enterprise TE Products Pipeline Company, LLC, (ii) our SALA Gathering System, (iii) our Paline Pipeline System, (iv) our East Texas Crude Logistics System (including the Nettleton Pipeline and McMurrey Pipeline System), (v) the Tyler-Big Sandy Pipeline, (vi) the Tyler Tank Assets, and (vii) the El Dorado Storage Tanks. These assets provide crude oil gathering, crude oil and intermediate and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, this segment provides crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices.

Our wholesale marketing and terminalling segment consists primarily of the following assets: (i) refined products terminals in Abilene, Texas and San Angelo, Texas, which we lease to Noble Petro, Inc. (“Noble Petro”), (ii) product pipelines in west Texas connecting the Abilene and San Angelo terminals to the Magellan Orion pipeline, which we also lease to Noble Petro, (iii) refined products terminals in Big Sandy, Texas, Memphis, Tennessee, Nashville, Tennessee, and North Little Rock, Arkansas, (iv) the Tyler Terminal, and (v) the El Dorado Terminal. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our Abilene and San Angelo terminals, and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined product terminals to independent third parties and Delek.

Recent Developments

On July 1, 2014, the tariffs, throughput fees and storage fees under our agreements with Delek that are subject to FERC increased by approximately 3.9%, the amount of the change in the FERC oil pipeline index. In the case of the east Texas marketing agreement and certain of our other agreements, the fees increased by the consumer price index and the producer price index, respectively, or approximately 1.6% for both.

How We Generate Revenue

The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek include minimum volume commitments, which we believe will provide a stable revenue stream in the future.
Commercial Agreements
Commercial Agreements with Delek
The Partnership has various long-term, fee-based commercial agreements with Delek pursuant to which we provide crude oil gathering, crude oil and refined products transportation, and storage services and marketing and terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Annual Report on Form 10-K") for a description of certain of our commercial and other agreements with Delek and our agreements with third parties.

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
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle or sell, as the case may be, in our pipeline, transportation, terminalling and marketing operations. These volumes are primarily affected by the supply of, and the demand for, crude oil and refined products in the markets served directly or indirectly by us or our assets. Although Delek has committed to minimum volumes under our commercial agreements, our results of operations will be impacted by:

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
For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. The gross margin per barrel reflects the gross margin (net sales less cost of sales) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices of gasoline, distillate fuel and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers, and the fluctuation in the value of RINs.
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
Our operating and maintenance expenses will also be affected by the imbalance gain and loss provisions in our commercial agreements with Delek. Under our commercial agreements with Delek relating to our Lion Pipeline System and our East Texas Crude Logistics System, we will bear any crude oil and refined product volume losses on each of our pipelines in excess of 0.25%. Under our commercial agreements with Delek relating to our Memphis and Big Sandy Terminals, we will bear any refined product volume losses in each of our terminals in excess of 0.25%. The value of any crude oil or refined product imbalance gains or losses resulting from these contractual provisions is determined by reference to the monthly average reference price for the applicable commodity. Any gains and losses under these provisions will reduce or increase, respectively, our operating and maintenance expenses in the period in which they are realized.
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
EBITDA and distributable cash flow are non-U.S. GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek and from agreements and arrangements with third parties pursuant to which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling intermediate and refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to inflation indexing will be adjusted annually on July 1 of each year. We expect to generate revenue from ancillary services, such as ethanol blending and additive injection, and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of the minimum volume committed under our agreements with Delek.
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
Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee of $3.3 million for the provision of various centralized corporate services. Additionally, the Partnership will reimburse Delek for direct or allocated costs and expenses incurred by Delek or our general partner on behalf of the Partnership. The Partnership also incurs additional incremental annual general and administrative expense as a result of being a publicly traded partnership.
Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.475 per limited partner unit for the quarter ended June 30, 2014 ($1.90 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our amended and restated senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") and future issuances of equity and debt securities.
Market Trends. Our results of operations are impacted by our ability to utilize our existing assets to fulfill the long-term fee-based agreements we have entered into with Delek and with third parties. Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, refining economics and access to alternate delivery and transportation infrastructure. Any of these factors is subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries, and therefore throughput volumes, which may impact our performance in the market.

Seasonality and Customer Maintenance Programs
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Demand for asphalt products, which is a substantial product of the El Dorado Refinery, is also lower in the winter months. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2014 from those disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) valuing goodwill and potential impairment, and (iii) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our Annual Report on Form 10-K.

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 and the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013 including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013 (2)	2014 (1)	2013 (2)
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$23,066	$13,667	$43,334	$27,204
Wholesale marketing and terminalling	213,277	216,475	396,536	413,832
Total	236,343	230,142	439,870	441,036
Operating costs and expenses:
Cost of goods sold	196,574	207,966	368,783	395,826
Operating expenses	9,544	9,928	18,863	19,009
General and administrative expenses	2,242	1,521	4,905	3,723
Depreciation and amortization	3,532	3,284	7,009	6,825
Loss on sale of assets	74	—	74	—
Total operating costs and expenses	211,966	222,699	399,634	425,383
Operating income	24,377	7,443	40,236	15,653
Interest expense	2,342	752	4,325	1,569
Income before taxes	22,035	6,691	35,911	14,084
Income tax expense	281	118	428	240
Net income	$21,754	$6,573	$35,483	$13,844
Less: (loss) income attributable to Predecessors	—	(5,183)	(943)	(10,116)
Net income attributable to partners	$21,754	$11,756	$36,426	$23,960
Comprehensive income attributable to partners	$21,754	$11,756	$36,426	$23,960
EBITDA(3)	$27,909	$10,727	$47,245	$22,478

Less: General partner's interest in net income (2%), including incentive distribution rights	(620)	(234)	(914)	(478)
Limited partners' interest in net income	$21,134	$11,522	$35,512	$23,482

Net income per limited partner unit:
Common units - (basic)	$0.88	$0.48	$1.47	$0.98
Common units - (diluted)	$0.87	$0.47	$1.46	$0.97
Subordinated units - Delek (basic and diluted)	$0.87	$0.48	$1.47	$0.98

Weighted average limited partner units outstanding:
Common units - (basic)	12,159,732	12,006,843	12,156,135	12,003,071
Common units - (diluted)	12,291,273	12,159,084	12,281,598	12,128,764
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Distributable Cash Flow (3)	$24,031	$6,140	39,980	$13,068

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

(3) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013 (2)	2014 (1)	2013 (2)
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$21,754	$6,573	$35,483	$13,844
Add:
Income tax expense	281	118	428	240
Depreciation and amortization	3,532	3,284	7,009	6,825
Interest expense, net	2,342	752	4,325	1,569
EBITDA(3)	$27,909	$10,727	$47,245	$22,478

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$31,211	$14,234	$44,800	$12,214
Amortization of unfavorable contract liability to revenue	667	667	1,334	1,334
Amortization of debt issuance costs	(317)	(186)	(634)	(374)
Accretion of asset retirement obligations	(89)	(88)	(209)	(149)
Deferred taxes	(57)	16	(52)	17
Loss on sale of assets	(74)	—	(74)	—
Unit-based compensation expense	(63)	(112)	(121)	(112)
Changes in assets and liabilities	(5,992)	(4,674)	(2,552)	7,739
Income taxes	281	118	428	240
Interest expense, net	2,342	752	4,325	1,569
EBITDA(3)	$27,909	$10,727	$47,245	$22,478

Reconciliation of distributable cash flow to EBITDA:
EBITDA (3)	$27,909	$10,727	$47,245	$22,478
Less: Cash interest expense, net (4)	2,025	566	3,691	1,195
Less: Maintenance and Regulatory capital expenditures (5)	814	2,595	1,597	5,244
Less: Capital improvement expenditures (6)	154	829	336	1,895
Add: Reimbursement from Delek for capital expenditures (6)	—	153	—	463
Less: Income tax expense	281	118	428	240
Add: Non-cash unit based compensation expense	63	112	121	112
Less: Amortization of deferred revenue	—	77	—	77
Less: Amortization of unfavorable contract liability	667	667	1,334	1,334
Distributable cash flow (3)	$24,031	$6,140	$39,980	$13,068

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

(6) For the three and six-month period ended June 30, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the six months ended June 30, 2014 and for the three and six months ended June 30, 2013, disaggregated to present the results of operations of the Partnership, the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets	Six Months Ended June 30, 2014
		El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$36,426	$(943)	$35,483
Add:
Income tax expense	428	—	428
Depreciation and amortization	6,895	114	7,009
Interest expense, net	4,325	—	4,325
EBITDA(1)	$48,074	$(829)	$47,245

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$45,629	$(829)	$44,800
Amortization of unfavorable contract liability to revenue	1,334	—	1,334
Amortization of debt issuance costs	(634)	—	(634)
Accretion of asset retirement obligations	(215)	6	(209)
Deferred taxes	(52)	—	(52)
Loss on sale of assets	(74)	—	(74)
Unit-based compensation expense	(121)	—	(121)
Changes in assets and liabilities	(2,546)	(6)	(2,552)
Income taxes	428	—	428
Interest expense, net	4,325	—	4,325
EBITDA(1)	$48,074	$(829)	$47,245

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$48,074	$(829)	$47,245
Less: Cash interest expense, net (2)	3,691	—	3,691
Less: Maintenance and Regulatory capital expenditures (3)	1,513	84	1,597
Less: Capital improvement expenditures	243	93	336
Less: Income tax expense	428	—	428
Add: Non-cash unit based compensation expense	121	—	121
Less: Amortization of unfavorable contract liability	1,334	—	1,334
Distributable cash flow (1)	$40,986	$(1,006)	$39,980

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

	Delek Logistics Partners, LP	Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets	Three Months Ended June 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$11,756	$(2,859)	$(2,324)	$6,573
Add:
Income tax expense	118	—	—	118
Depreciation and amortization	2,372	614	298	3,284
Interest expense, net	752	—	—	752
EBITDA(1)	$14,998	$(2,245)	$(2,026)	$10,727

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$18,653	$(2,225)	$(2,194)	$14,234
Amortization of unfavorable contract liability to revenue	667	—	—	667
Amortization of debt issuance costs	(186)	—	—	(186)
Accretion of asset retirement obligations	(63)	(23)	(2)	(88)
Deferred taxes	16	—	—	16
Unit-based compensation expense	(112)	—	—	(112)
Changes in assets and liabilities	(4,847)	3	170	(4,674)
Income taxes	118	—	—	118
Interest expense, net	752	—	—	752
EBITDA(1)	$14,998	$(2,245)	$(2,026)	$10,727

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$14,998	$(2,245)	$(2,026)	$10,727
Less: Cash interest expense, net (2)	566	—	—	566
Less: Maintenance and Regulatory capital expenditures (3)	859	1,403	333	2,595
Less: Capital improvement expenditures (4)	194	487	148	829
Add: Reimbursement from Delek for capital expenditures (4)	153	—	—	153
Less: Income tax expense	118	—	—	118
Add: Non-cash unit based compensation expense	112	—	—	112
Less: Amortization of deferred revenue	77	—	—	77
Less: Amortization of unfavorable contract liability	667	—	—	667
Distributable cash flow (1)	$12,782	$(4,135)	$(2,507)	$6,140

	Delek Logistics Partners, LP	Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets	Six Months Ended June 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$23,960	$(5,694)	$(4,422)	$13,844
Add:
Income tax expense	240	—	—	240
Depreciation and amortization	4,724	1,506	595	6,825
Interest expense, net	1,569	—	—	1,569
EBITDA(1)	$30,493	$(4,188)	$(3,827)	$22,478

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$20,633	$(4,148)	$(4,271)	$12,214
Amortization of unfavorable contract liability to revenue	1,334	—	—	1,334
Amortization of debt issuance costs	(374)	—	—	(374)
Accretion of asset retirement obligations	(98)	(47)	(4)	(149)
Deferred taxes	17	—	—	17
Loss on sale of assets	—	—	—	—
Unit-based compensation expense	(112)	—	—	(112)
Changes in assets and liabilities	7,284	7	448	7,739
Income taxes	240	—	—	240
Interest expense, net	1,569	—	—	1,569
EBITDA(1)	$30,493	$(4,188)	$(3,827)	$22,478

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$30,493	$(4,188)	$(3,827)	$22,478
Less: Cash interest expense, net (2)	1,195	—	—	1,195
Less: Maintenance and Regulatory capital expenditures (3)	1,792	2,905	547	5,244
Less: Capital improvement expenditures (4)	537	1,066	292	1,895
Add: Reimbursement from Delek for capital expenditures (4)	463	—	—	463
Less: Income tax expense	240	—	—	240
Add: Non-cash unit based compensation expense	112	—	—	112
Less: Amortization of deferred revenue	77	—	—	77
Less: Amortization of unfavorable contract liability	1,334	—	—	1,334
Distributable cash flow (1)	$25,893	$(8,159)	$(4,666)	$13,068

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

(4) For the three- and six-month period ended June 30, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

Segment Data:

	Three Months Ended June 30, 2014
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$23,066	$213,277	$236,343
Operating costs and expenses:
Cost of goods sold	1,130	195,444	196,574
Operating expenses	7,745	1,799	9,544
Segment contribution margin	$14,191	$16,034	30,225
General and administrative expenses			2,242
Depreciation and amortization			3,532
Loss on sale of assets			74
Operating income			$24,377
Total assets	$222,115	$92,324	$314,439
Capital spending (excluding business combinations)	$212	$756	$968

	Three Months Ended June 30, 2013 (1)

(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$13,667	$216,475	$230,142
Operating costs and expenses:
Cost of goods sold	—	207,966	207,966
Operating expenses	8,064	1,864	9,928
Segment contribution margin	$5,603	$6,645	12,248
General and administrative expenses			1,521
Depreciation and amortization			3,284
Operating income			$7,443
Capital spending (excluding business combinations) (2)	$2,542	$883	$3,425

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling and storage services.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition and the Tyler Acquisition.

	Six Months Ended June 30, 2014 (1)
(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$43,334	$396,536	$439,870
Operating costs and expenses:
Cost of goods sold	2,256	366,527	368,783
Operating expenses	14,744	4,119	18,863
Segment contribution margin	$26,334	$25,890	52,224
General and administrative expenses			4,905
Depreciation and amortization			7,009
Loss on sale of assets			74
Operating income			$40,236
Capital spending (excluding business combinations) (2)	$1,149	$784	$1,933

(1) The information presented includes the results of operations of the El Dorado Predecessor. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling and storage services.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

	Six Months Ended June 30, 2013 (1)

(In thousands)	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Net sales	$27,204	$413,832	$441,036
Operating costs and expenses:
Cost of goods sold	—	395,826	395,826
Operating expenses	15,478	3,531	19,009
Segment contribution margin	$11,726	$14,475	26,201
General and administrative expenses			3,723
Depreciation and amortization			6,825
Loss on sale of assets			—
Operating income			$15,653
Capital spending (excluding business combinations) (2)	$6,058	$1,081	$7,139

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling and storage services.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013
Contribution margin for the second quarter of 2014 was $30.2 million compared to $12.2 million for the second quarter of 2013, an increase of $18.0 million, or 146.8%. The increase in contribution margin was primarily attributable to higher margins achieved on our operations in west Texas as a result of favorable supply/demand balance due to downtime at refineries in the region during the second quarter of 2014 as compared to the second quarter of 2013. Also contributing to the increase were increases in net sales in both the pipelines and transportation segment and the wholesale marketing and terminalling segment during the second quarter of 2014 compared to the second quarter of 2013, as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition.
For the second quarters of 2014 and 2013, we generated net sales of $236.3 million and $230.1 million, respectively, an increase of $6.2 million, or 2.7%. The increase is primarily attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. The new throughput and tankage agreements for the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets contributed $4.4 million and $4.5 million to net sales, respectively, in the second quarter of 2014.
Cost of goods sold was $196.6 million for the second quarter of 2014 compared to $208.0 million for the second quarter of 2013, a decrease of $11.4 million, or 5.5%. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes in our west Texas marketing operations.
Operating expenses were $9.5 million for the second quarter of 2014 compared to $9.9 million for the second quarter of 2013, a decrease of $0.4 million, or 3.9%. The decrease in operating expenses was primarily due to decreases in chemical and utilities expense in the second quarter of 2014 compared to the second quarter of 2013.
General and administrative expenses were $2.2 million and $1.5 million for the second quarter of 2014 and 2013, respectively, an increase of $0.7 million, or 47.4%. The increase in general and administrative expense was primarily due to increases in professional services fees incurred in connection with pipeline efficiency studies and the El Dorado Acquisition.
Depreciation and amortization was $3.5 million for the second quarter of 2014 compared to $3.3 million for the second quarter of 2013, an increase of $0.2 million, or 7.6%. The increase in depreciation and amortization is due to the acquisitions of the North Little Rock Terminal and the Tyler-Big Sandy Pipeline, which occurred in October 2013 and July 2013, respectively.
Interest expense was $2.3 million for the second quarter of 2014 compared to $0.8 million for the second quarter of 2013, an increase of $1.5 million, or 211.4%. This increase is primarily attributable to increases in interest costs and deferred financing charges as a result of borrowings incurred, and the debt refinancing completed, in connection with the El Dorado Acquisition and the Tyler Acquisition.
Income tax expense was $0.3 million for the second quarter of 2014, compared to $0.1 million for the second quarter of 2013. Our effective tax rate was 1.3% for the second quarter 2014, compared to 1.8% for the second quarter 2013. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. The increase in income tax expense is due to an increase in the gross margins tax paid to the state of Texas.
Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013
Contribution margin for the six months ended June 30, 2014 was $52.2 million compared to $26.2 million for the six months ended June 30, 2013, an increase of $26.0 million or 99.3%. The increase in contribution margin was attributable to increases in net sales in both the pipelines and transportation segment and the wholesale marketing and terminalling segment during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition. Further contributing to the increase in contribution margin were higher margins achieved on our operations in west Texas in the six months ended June 30, 2014 as compared to the same period in 2013 as a result of favorable supply/demand balance due to downtime at refineries in the region during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
For the six months ended June 30, 2014 and 2013, we generated net sales of $439.9 million and $441.0 million, respectively, a decrease of $1.2 million, or 0.3%. The decrease is attributable to decreases in sales volumes in our west Texas operations due to reduced supply and a $0.01 per gallon decrease in the average sales price per gallon of gasoline for the six months ended June 30, 2014, to $2.80 per gallon from $2.81 per gallon in the six months ended June 30, 2013. These decreases were partially offset by increases in net sales attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. The new throughput and tankage agreements for the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets contributed $6.8 million and $9.0 million, respectively, to net sales during the six months ended June 30, 2014.
Cost of goods sold was $368.8 million for the six months ended June 30, 2014 compared to $395.8 million for the six months ended June 30, 2013, a decrease of $27.0 million, or 6.8%. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes and in the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased $1.47 per barrel for the six months ended June 30, 2014, to $121.05 per barrel from $122.52 per barrel in the six months ended June 30, 2013.
Operating expenses were $18.9 million for the six months ended June 30, 2014 compared to $19.0 million for the six months ended June 30, 2013, a decrease of $0.1 million, or 0.8%. The decrease in operating expenses was primarily due to decreases in utilities and chemical expense and contractor services, partially offset by an increase in insurance allocations.
General and administrative expenses were $4.9 million and $3.7 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $1.2 million, or 31.7%. The increase in general and administrative expense was primarily due to increases in professional services fees incurred in connection with audit services and costs of the El Dorado Acquisition during the six months ended June 30, 2014 compared to six months ended June 30, 2013.
Depreciation and amortization was $7.0 million for the six months ended June 30, 2014 compared to $6.8 million for the six months ended June 30, 2013, an increase of $0.2 million, or 2.7%. The increase in depreciation and amortization is due to the acquisitions of the North Little Rock Terminal and the Tyler-Big Sandy Pipeline, which occurred in October 2013 and July 2013, respectively.
Interest expense was $4.3 million for the six months ended June 30, 2014 compared to $1.6 million for the six months ended June 30, 2013, an increase of $2.8 million, or 175.7%. This increase is primarily attributable to increases in interest costs and deferred financing charges as a result of borrowings incurred, and the debt refinancing completed, in connection with the El Dorado Acquisition and the Tyler Acquisition.
Income tax expense was $0.4 million for the six months ended June 30, 2014, compared to $0.2 million for the six months ended June 30, 2013. Our effective tax rate was 1.2% for the six months ended June 30, 2014, compared to 1.7% for the six months ended June 30, 2013. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. The increase in state income tax is due to an increase in the gross margins tax paid to the state of Texas.
Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation segment and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 9 to our accompanying condensed consolidated financial statements.
Pipelines and Transportation Segment
The pipelines and transportation segment includes our Lion Pipeline System, our SALA Gathering System, our Paline Pipeline System, our East Texas Crude Logistics System, the El Dorado Storage Tanks and the Tyler Tank Assets.
The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment, including the historical results of the El Dorado Storage Tanks, for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (2)	2014 (1)	2013 (2)
Net sales	$23,066	$13,667	$43,334	$27,204
Operating costs and expenses:
Cost of goods sold	1,130	—	2,256	—
Operating expenses	7,745	8,064	14,744	15,478
Segment contribution margin	$14,191	$5,603	$26,334	$11,726
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	59,038	49,270	41,936	47,155
Refined products pipelines to Enterprise Systems	59,888	47,315	45,908	45,348
SALA Gathering System	21,300	22,661	22,201	22,396
East Texas Crude Logistics System	3,223	11,468	7,105	31,198

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the Predecessor did not record revenues for intercompany storage services.

(2)
The information presented includes the results of operations of the El Dorado and Tyler Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, the Predecessors did not record revenues for intercompany storage services.

The following tables include the results of operations of the pipelines and transportation segment for the six months ended June 30, 2014 and for the three and six months ended June 30, 2013, disaggregated to present the results of operations of the Partnership and the El Dorado Storage Tanks through February 10, 2014 (in thousands):

	Delek Logistics	El Dorado	Six Months Ended
	Partners, LP	Storage Tanks (1)	June 30, 2014
		El Dorado Predecessor
Net sales	$43,334	$—	$43,334
Operating costs and expenses:
Cost of goods sold	2,256	—	2,256
Operating expenses	$14,063	681	14,744
Segment contribution margin	$27,015	$(681)	$26,334
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	41,936	—	41,936
Refined products pipelines to Enterprise Systems	45,908	—	45,908
SALA Gathering System	22,201	—	22,201
East Texas Crude Logistics System	7,105	—	7,105

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the Predecessor did not record revenues for intercompany storage services.

	Delek Logistics	Tyler Tank	El Dorado	Three Months Ended
	Partners, LP	Assets (1)	Storage Tanks(1)	June 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$13,667	$—	$—	$13,667
Operating costs and expenses:
Cost of goods sold	—	—	—	—
Operating expenses	4,727	1,710	1,627	8,064
Segment contribution margin	$8,940	$(1,710)	$(1,627)	$5,603
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	49,270	—	—	49,270
Refined products pipelines to Enterprise Systems	47,315	—	—	47,315
SALA Gathering System	22,661	—	—	22,661
East Texas Crude Logistics System	11,468	—	—	11,468

	Delek Logistics	Tyler Tank	El Dorado	Six Months Ended
	Partners, LP	Assets (1)	Storage Tanks(1)	June 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	27,204	—	—	$27,204
Operating costs and expenses:
Cost of goods sold	—	—	—	—
Operating expenses	9,348	3,185	2,945	15,478
Segment contribution margin	$17,856	$(3,185)	$(2,945)	$11,726
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,155	—	—	47,155
Refined products pipelines to Enterprise Systems	45,348	—	—	45,348
SALA Gathering System	22,396	—	—	22,396
East Texas Crude Logistics System	31,198	—	—	31,198

(1)
The information presented includes the results of operations of the El Dorado and Tyler Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, the Predecessors did not record revenues for intercompany storage services.

Comparison of the Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013
Contribution margin for the pipelines and transportation segment in the second quarter of 2014 was $14.2 million, or 47.0% of our consolidated segment contribution margin, compared to $5.6 million, or 45.7% of our consolidated segment contribution margin in the second quarter of 2013, an increase of $8.6 million, or 153.3%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the acquisitions of the El Dorado Storage Tanks and the Tyler Tank Assets.
Net sales for the pipelines and transportation segment were $23.1 million for the second quarter of 2014 compared to $13.7 million for the second quarter of 2013, an increase of $9.4 million, or 68.8%. The increase was primarily attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Storage

Tanks and the Tyler Tank Assets. The new throughput and tankage agreements for the El Dorado Storage Tanks and the Tyler Tank Assets contributed $3.9 million and $2.5 million to net sales, respectively, in the second quarter of 2014.
Operating expenses were $7.7 million for the second quarter of 2014 compared to $8.1 million for the second quarter of 2013, a decrease of $0.4 million, or 4.0%. The decrease in operating expense was primarily due to decreases in chemical and utilities expense in the second quarter of 2014 compared to the second quarter of 2013.
Comparison of the Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013
Contribution margin for the pipelines and transportation segment for the six months ended June 30, 2014 was $26.3 million, or 50.4% of our consolidated segment contribution margin, compared to $11.7 million, or 44.8% of our combined segment contribution margin, for the six months ended June 30, 2013, an increase of $14.6 million, or 124.6%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition.
Net sales for the pipelines and transportation segment were $43.3 million for the six months ended June 30, 2014 compared to $27.2 million for the six months ended June 30, 2013, an increase of $16.1 million, or 59.3%. The increase in net sales is primarily attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Storage Tanks and the Tyler Tank Assets. The new throughput and tankage agreements for the El Dorado Storage Tanks and the Tyler Tank Assets contributed $6.0 million and $5.0 million, respectively, to net sales during the six months ended June 30, 2014.
Operating expenses were $14.7 million for the six months ended June 30, 2014 compared to $15.5 million for the six months ended June 30, 2013, a decrease of $0.8 million, or 4.7%. The decrease in operating expense was due primarily to decreases in chemical and utilities expense during the six months ended June 30, 2014 compared to the same period in 2013.
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The table and discussion below is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except for per barrel figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013 (2)	2014 (1)	2013 (2)
Net Sales	$213,277	$216,475	$396,536	$413,832
Operating costs and expenses:
Cost of Goods Sold	195,444	207,966	366,527	395,826
Operating expenses	1,799	1,864	4,119	3,531
Segment Contribution Margin	$16,034	$6,645	$25,890	$14,475
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	61,231	64,973	61,828	59,062
West Texas marketing throughputs (average bpd)	17,451	19,082	16,729	17,820
West Texas marketing margin per barrel	$6.52	$2.20	$5.06	$2.82
Terminalling throughputs (average bpd)	98,962	13,961	94,468	13,898

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

(2)
The information presented, excluding throughputs, includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling services.

The following tables include the results of operations of the wholesale marketing and terminalling segment for the six months ended June 30, 2014 and for the three and six months ended June 30, 2013, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal through February 10, 2014 (in thousands):

	Delek Logistics	El Dorado	Six Months Ended
	Partners, LP	Terminal (1)	June 30, 2014
		El Dorado Predecessor
Net sales	$396,536	$—	$396,536
Operating costs and expenses:
Cost of goods sold	366,527	—	366,527
Operating expenses	4,017	102	4,119
Segment contribution margin	$25,992	$(102)	$25,890
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	61,828	—	61,828
West Texas marketing throughputs (average bpd)	16,729	—	16,729
West Texas marketing margin per barrel	$5.06	$—	$5.06
Terminalling throughputs (average bpd) (2)	95,052	7,298	94,468

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

	Delek Logistics	Tyler	El Dorado	Three Months Ended
	Partners, LP	Terminal (1)	Terminal (1)	June 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$216,475	$—	$—	$216,475
Operating costs and expenses:
Cost of goods sold	207,966	—	—	207,966
Operating expenses	1,340	312	212	1,864
Segment contribution margin	$7,169	$(312)	$(212)	$6,645
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	64,973	—	—	64,973
West Texas marketing throughputs (average bpd)	19,082	—	—	19,082
West Texas marketing margin per barrel	$2.20	$—	$—	$2.20
Terminalling throughputs (average bpd)	13,961	—	—	13,961

	Delek Logistics	Tyler	El Dorado	Six Months Ended
	Partners, LP	Terminal (1)	Terminal (1)	June 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$413,832	$—	$—	$413,832
Operating costs and expenses:
Cost of goods sold	395,826	—	—	395,826
Operating expenses	2,581	487	463	3,531
Segment contribution margin	$15,425	$(487)	$(463)	$14,475
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	59,062	—	—	59,062
West Texas marketing throughputs (average bpd)	17,820	—	—	17,820
West Texas marketing margin per barrel	$2.82	—	—	$2.82
Terminalling throughputs (average bpd)	13,898	—	—	13,898

(1)
The information presented, excluding throughputs, includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling services.

Comparison of the Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013
Contribution margin for the wholesale marketing and terminalling segment amounted to $16.0 million, or 53.0% of our consolidated contribution margin, in the second quarter of 2014, versus $6.6 million, or 54.3% of our combined contribution margin, in the second quarter of 2013, an increase of $9.4 million, or 141.3%. The increase in contribution margin was primarily attributable to higher margins achieved on our operations in west Texas as a result of favorable supply/demand balance due to downtime at refineries in the region during the second quarter of 2014 as compared to the second quarter of 2013. Also contributing to the increase were increases in net sales during the second quarter of 2014 compared to the second quarter of 2013 as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition.
Net sales for our wholesale marketing and terminalling segment in the second quarter of 2014 decreased $3.2 million or 1.5%, to $213.3 million from $216.5 million in the second quarter of 2013. The decrease is primarily attributable to decreases in sales volumes in our west Texas operations due to reduced supply. These decreases were partially offset by the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and the Tyler Terminal. The new throughput and tankage agreements for the El Dorado Terminal and the Tyler Terminal contributed $0.5 million and $2.0 million to net sales, respectively, in the second quarter of 2014.
Cost of goods sold for our wholesale marketing and terminalling segment decreased $12.6 million, or 6.0%, to $195.4 million in the second quarter of 2014, as compared to cost of goods sold of $208.0 million in the second quarter of 2013. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes in our west Texas marketing operations.
Operating expenses were $1.8 million in the second quarter of 2014, a decrease of $0.1 million, or 3.5%, as compared to operating expenses of $1.9 million in the second quarter of 2013. The decrease in operating expenses was primarily due to decreases in chemical and utilities expense in the second quarter of 2014 compared to the second quarter of 2013.

Comparison of the Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013
Contribution margin for the wholesale marketing and terminalling segment amounted to $25.9 million, or 49.6% of our consolidated contribution margin, for the six months ended June 30, 2014, versus $14.5 million, or 55.2% of our combined contribution margin, for the six months ended June 30, 2013, an increase of $11.4 million, or 78.9%. This increase was primarily attributable to higher margins achieved in our operations in West Texas as a result of favorable supply/demand balance due to downtime at refineries in the region during the second quarter of 2014 as compared to the second quarter of 2013. Additionally, the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and the Tyler Terminal contributed to the increase in contribution margin as cost of goods sold is not incurred on these assets, resulting in inherently higher margins.
Net sales for our wholesale marketing and terminalling segment for the six months ended June 30, 2014 decreased $17.3 million, or 4.2%, to $396.5 million from $413.8 million for the six months ended June 30, 2013. The decrease is primarily attributable to decreases in sales volumes in our west Texas operations due to the fact that our Abilene terminal was not operational for a portion of the first quarter due to required maintenance. Further contributing to the decrease was a decrease in the average sales price per gallon of gasoline, which decreased $0.01 to $2.80 per gallon in the six months ended June 30, 2014, compared to $2.81 per gallon in the six months ended June 30, 2013. These decreases were partially offset by the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and the Tyler Terminal. The new throughput and tankage agreements for the El Dorado Terminal and the Tyler Terminal contributed $0.8 million and $4.0 million to net sales, respectively, in the second quarter of 2014.
Cost of goods sold for our wholesale marketing and terminalling segment decreased $29.3 million, or 7.4%, to $366.5 million in the six months ended June 30, 2014, as compared to cost of goods sold of $395.8 million in the six months ended June 30, 2013. The decrease in cost of goods sold was primarily attributable to decreases in sales volumes and a decrease in the average cost per barrel sold in our west Texas operations. The average cost per barrel sold decreased $1.47 to $121.05 per barrel for the six months ended June 30, 2014, compared to $122.52 per barrel for the six months ended June 30, 2013.
Operating expenses were $4.1 million in the six months ended June 30, 2014, an increase of $0.6 million, or 16.7%, as compared to operating expenses of $3.5 million in the six months ended June 30, 2013. The increase in operating expenses was primarily due to increases in chemical and utilities expense in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Liquidity and Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders, (the “Amended and Restated Credit Agreement”) and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations, including minimum quarterly cash distributions, for at least the next 12 months.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,721	August 14, 2014 (1)	August 7, 2014

(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013

Cash Flow Data:
Cash flows provided by operating activities	$44,800	$12,214
Cash flows used in investing activities	(1,933)	(7,139)
Cash flows used in financing activities	(41,374)	(1,224)
Net increase in cash and cash equivalents	$1,493	$3,851
Cash Flows from Operating Activities
Net cash provided by operating activities was $44.8 million for the six months ended June 30, 2014, compared to net cash of $12.2 million provided for the comparable period of 2013. The increase in cash flows provided by operations in the first six months of 2014 from the same period in 2013, was primarily due to higher revenues as a result of our commercial agreements executed concurrent with the El Dorado Acquisition and the Tyler Acquisition. Net income for the six months ended June 30, 2014 was $35.5 million, compared to $13.8 million in the same period of 2013.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.9 million for the first six months of 2014, compared to $7.1 million in the comparable period of 2013. Capital expenditures made during the six months ended June 30, 2014 amounted to $1.9 million, of which $1.1 million was spent on projects in the pipelines and transportation segment and $0.8 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the six months ended June 30, 2013 of $7.1 million. Of the total expenditures made during the six months ended June 30, 2014, $0.8 million relates to our terminalling assets and $0.6 million relates to our Lion Pipeline System. Capital expenditures made during the six months ended June 30, 2013 relate primarily to the Tyler Acquisition and to our Lion Pipeline System, which accounted for approximately $3.9 million and $1.1 million, respectively, of total capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $41.4 million in the six months ended June 30, 2014, compared to net cash of $1.2 million used in the comparable period of 2013. We paid quarterly cash distributions totaling $20.7 million during the six months ended June 30, 2014, compared to distributions totaling $14.9 million paid during the six months ended June 30, 2013. Additionally, we paid $95.9 million in exchange for assets included in the El Dorado Acquisition during the six months ended June 30, 2014. Offsetting the cash used in financing activities were net proceeds of $74.2 million under the Amended and Restated Credit Agreement during the six months ended June 30, 2014. There was no activity under the credit facility in the six months ended June 30, 2013.
Cash Position and Indebtedness
As of June 30, 2014, our total cash and cash equivalents were $2.4 million and we had total indebtedness of $239.0 million. Borrowing availability under the Amended and Restated Credit Agreement was approximately $147.5 million and we had letters of credit issued of $13.5 million. We believe we were in compliance with our covenants in our debt facility as of June 30, 2014.
We and each of our existing subsidiaries are borrowers under the credit facility. The Amended and Restated Credit Agreement contains an accordion feature whereby we can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The credit facility is generally available to fund working capital, finance acquisitions and other capital expenditures, fund certain future distributions and for other general Partnership purposes. We borrowed $90.0 million under the prior credit facility at the completion of our initial public offering (the "Offering") in order to fund a cash distribution to Delek Marketing & Supply, LLC ("Delek Marketing") in partial consideration of the contribution of assets to us and in part for reimbursement of capital expenditures associated with our assets. In connection with our cash distribution to Delek Marketing at the time of the Offering, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015.
The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing provides a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of June 30, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
The Amended and Restated Credit Agreement contains various covenants and restrictive provisions customary for credit facilities of this nature. Financial covenants include an interest coverage ratio defined as the ratio of consolidated EBITDA (as defined in the agreement) to cash interest expense, tested quarterly, for the four fiscal quarters then ended of not less than 2.50 to 1.00 and a leverage ratio defined as total funded debt to consolidated EBITDA, tested quarterly, for the four fiscal quarters then ended of not greater than 4.00 to 1.00.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures, excluding capital expenditures related to the assets acquired in the El Dorado Acquisition prior to February 10, 2014, for the six months ended June 30, 2014 were $1.7 million, of which approximately $0.9 million was spent in our pipelines and transportation segment and $0.8 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure forecast is approximately $13.1 million for 2014.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2014 and planned capital expenditures for the full year 2014 by operating segment and major category (in thousands):

	Full Year 2014 Forecast(3)	Six Months Ended June 30, 2014(3)
Pipelines and Transportation:
Regulatory	$1,136	$385
Maintenance (1)	5,600	467
Discretionary projects (2)	2,679	84
Pipeline and transportation segment total	9,415	936
Wholesale Marketing and Terminalling:
Regulatory	160	—
Maintenance (1)	648	661
Discretionary projects (2)	2,829	159
Wholesale marketing and terminalling segment total	3,637	820
Total capital spending	$13,052	$1,756

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
For the full year 2014, we plan to spend approximately $9.4 million in the pipeline and transportation segment. The majority of these capital expenditures will be spent on maintenance and discretionary projects, with $5.6 million and $2.7 million budgeted on these projects, respectively, for the pipeline and transportation segment. The majority of the amount budgeted to this segment is related to tank projects. Of the $3.6 million in capital expenditures budgeted for the wholesale marketing and terminalling segment, $2.8 million is allocated to discretionary projects and $0.6 million is allocated to maintenance projects. The majority of the amount budgeted to this segment is related to the expansion of the Tyler Terminal.
On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership entered into the Second Omnibus Amendment. The Second Omnibus Amendment includes, among other things, the following: (i) certain modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) certain modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) the increase of the annual administrative fee payable by us to Delek under the Omnibus Agreement for general corporate and administrative services.
Under the Second Omnibus Amendment, Delek has agreed to reimburse us for (i) certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the El Dorado Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years, and (iii) for all non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of certain amounts, as disclosed in the full agreement filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on February 14, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have minimal direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products from and subsequent sales to our customers. At June 30, 2014, we held no outstanding swap contracts. Please read Note 11 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, and as of June 30, 2014, we had in place an interest rate hedge in the form of a LIBOR interest rate cap with a term of three years, maturing February 25, 2016, for a total notional amount of $45.0 million, thereby meeting the requirements at that time.
ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has, based on this evaluation, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Pursuant to the terms of our limited partnership agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner. Each sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Date of Sale	Number of General Partner Units Sold	Price per General Partnership Unit	Consideration Paid to the Partnership
June 13, 2014	640	$34.64	$22,168

ITEM 5. OTHER INFORMATION

Amendments to Code of Business Conduct & Ethics

On August 4, 2014, the Audit Committee of the Board of Directors of our general partner approved non-substantive amendments to the Partnership’s Code of Business Conduct & Ethics (the “Code”). The Code is available on our website at www.DelekLogistics.com.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§
First Amendment to Amended and Restated Credit Agreement, dated as of May 20, 2014, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC and Paline Pipeline Company, LLC as borrowers, Fifth Third Bank as lender and administrative agent and certain lenders party thereto

31.1	§	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 7, 2014

EXHIBIT INDEX

Exhibit No.		Description
10.1	§
First Amendment to Amended and Restated Credit Agreement, dated as of May 20, 2014, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC and Paline Pipeline Company, LLC as borrowers, Fifth Third Bank as lender and administrative agent and certain lenders party thereto

31.1	§	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
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