Form 10-Q
period 2014-09-30
Delek Logistics Partners, LP
filed 2014-11-06
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 31, 2014, there were 12,183,847 common units, 11,999,258 subordinated units, and 493,533 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$733	$924
Accounts receivable	39,534	28,976
Inventory	9,825	17,512
Deferred tax assets	12	12
Other current assets	700	341
Total current assets	50,804	47,765
Property, plant and equipment:
Property, plant and equipment	267,421	265,388
Less: accumulated depreciation	(49,318)	(39,566)
Property, plant and equipment, net	218,103	225,822
Goodwill	11,654	10,454
Intangible assets, net	11,587	12,258
Other non-current assets	4,024	5,045
Total assets	$296,172	$301,344
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,670	$26,045
Accounts payable to related parties	9,486	1,513
Fuel and other taxes payable	5,562	5,700
Accrued expenses and other current liabilities	7,099	6,451
Total current liabilities	45,817	39,709
Non-current liabilities:
Revolving credit facility	230,000	164,800
Asset retirement obligations	3,260	3,087
Deferred tax liabilities	405	324
Other non-current liabilities	5,411	6,222
Total non-current liabilities	239,076	174,433
Equity:
Predecessor division equity	—	25,161
Common unitholders - public; 9,384,589 units issued and outstanding at September 30, 2014 (9,353,240 at December 31, 2013)	191,479	183,839
Common unitholders - Delek; 2,799,258 units issued and outstanding at September 30, 2014 (2,799,258 at December 31, 2013)	(242,788)	(176,680)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at September 30, 2014 (11,999,258 at December 31, 2013)	69,243	59,386
General partner - Delek; 493,533 units issued and outstanding at September 30, 2014 (492,893 at December 31, 2013)	(6,655)	(4,504)
Total equity	11,279	87,202
Total liabilities and equity	$296,172	$301,344

(1) Includes the historical balances of the El Dorado Terminal and Tank Assets. See Notes 1 and 2 for further discussion.

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (2)	2014 (1)	2013 (2)

	(In thousands)
Net sales	$228,036	$243,295	$667,906	$684,331
Operating costs and expenses:
Cost of goods sold	194,133	218,222	562,916	614,048
Operating expenses	10,213	8,973	29,076	27,982
General and administrative expenses	2,453	1,973	7,358	5,696
Depreciation and amortization	3,749	3,141	10,758	9,966
Loss on asset disposals	—	—	74	—
Total operating costs and expenses	210,548	232,309	610,182	657,692
Operating income	17,488	10,986	57,724	26,639
Interest expense, net	2,226	1,194	6,551	2,763
Net income before income tax expense	15,262	9,792	51,173	23,876
Income tax expense	177	307	605	547
Net income	15,085	9,485	50,568	23,329
Less: Loss attributable to Predecessors	—	(3,060)	(943)	(13,176)
Net income attributable to partners	$15,085	$12,545	$51,511	$36,505
Comprehensive income attributable to partners	$15,085	$12,545	$51,511	$36,505

Less: General partner's interest in net income, including incentive distribution rights	(598)	(250)	(1,511)	(729)
Limited partners' interest in net income	$14,487	$12,295	$50,000	$35,776

Net income per limited partner unit:
Common units - (basic)	$0.60	$0.51	$2.07	$1.49
Common units - (diluted)	$0.59	$0.51	$2.05	$1.48
Subordinated units - Delek (basic and diluted)	$0.60	$0.51	$2.07	$1.49

Weighted average limited partner units outstanding:
Common units - (basic)	12,183,847	12,036,821	12,165,474	12,014,445
Common units - (diluted)	12,327,321	12,188,342	12,299,963	12,152,657
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Cash distributions per limited partner unit	$0.490	$0.405	$1.390	$1.185
(1) The information presented includes the results of operations of the El Dorado Predecessor. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling and storage services.
(2) Adjusted to include the historical results of the El Dorado Terminal and Tank Assets. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014 (1)	2013 (2)
	(In thousands)
Cash flows from operating activities:
Net income	$50,568	$23,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,758	9,966
Amortization of unfavorable contract liability to revenue	(2,002)	(1,956)
Amortization of deferred financing costs	951	560
Accretion of asset retirement obligations	267	169
Deferred income taxes	81	42
Loss on asset disposals	74	—
Unit-based compensation expense	196	179
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,558)	(6,886)
Inventories and other current assets	7,328	(7,311)
Accounts payable and other current liabilities	137	9,722
Accounts payable - related parties	7,973	4,760
Non-current assets and liabilities, net	(844)	(2,963)
Net cash provided by operating activities	64,929	29,611
Cash flows from investing activities:
Business combinations	—	(5,722)
Purchases of property, plant and equipment	(2,760)	(9,840)
Net cash used in investing activities	(2,760)	(15,562)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	22	—
Distributions to general partner	(837)	(492)
Distributions to common unitholders - Public	(12,391)	(9,252)
Distributions to common unitholders - Delek	(3,681)	(2,810)
Distributions to subordinated unitholders	(15,779)	(12,047)
Distributions to Delek for contribution of El Dorado Terminal and Tank Assets	(95,900)	(94,800)
Proceeds from revolving credit facility	395,900	138,000
Payments of revolving credit facility	(330,700)	(67,000)
Predecessor division equity contribution	1,006	17,149
Reimbursement of capital expenditures by Sponsor	—	463
Net cash used in financing activities	(62,360)	(30,789)
Net decrease in cash and cash equivalents	(191)	(16,740)
Cash and cash equivalents at the beginning of the period	924	23,452
Cash and cash equivalents at the end of the period	$733	$6,712
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,799	$1,906
Taxes	$18	$30
Non-cash financing activities:
Working capital retained by Sponsor	$—	$213
Sponsor contribution of fixed assets	$873	$105

(1) Includes the historical cash flows of the El Dorado Terminal and Tank Assets. See Notes 1 and 2 for further discussion.

(2) Adjusted to include the historical cash flows of the El Dorado Terminal and Tank Assets. See Notes 1 and 2 for further discussion.

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner (our "general partner").
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
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
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
The accompanying unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2014 and 2013 include the consolidated financial position, results of operations, cash flows and division equity of our Predecessors. The financial statements of our Predecessors have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as unaffiliated entities. For example, our Predecessors did not record revenues for intercompany terminalling or storage services.
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

2. Acquisitions
El Dorado Acquisition
On February 10, 2014, the Partnership completed the El Dorado Acquisition and acquired the El Dorado Terminal and Tank Assets. The purchase price paid for the assets acquired was approximately $95.9 million in cash. The assets acquired consisted of the following:

•
The El Dorado Terminal. The refined products terminal located at the El Dorado Refinery, which consisted of a truck loading rack with three loading bays supplied by pipelines from storage tanks located at the El Dorado Refinery along with certain ancillary assets. Total throughput capacity for the El Dorado Terminal is approximately 26,700 barrels per day ("bpd").

•
The El Dorado Tank Assets. A total of 158 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels.

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

Delek retained any current assets, current liabilities and environmental liabilities related to the Tyler Terminal and Tank Assets as of the date of the Tyler Acquisition. The only historical balance sheet items that transferred to the Partnership in the Acquisition were property, plant and equipment assets and asset retirement obligations, which were recorded by us at historical cost.
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
Financial Results of El Dorado Terminal and Tank Assets and Tyler Terminal and Tank Assets
The acquisitions of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Acquisition and the Tyler Acquisition were recorded at amounts based on Delek's historical carrying value as of each respective acquisition date, which were $25.2 million as of February 10, 2014 and $38.3 million as of July 26, 2013. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal and the Tyler Terminal are included in the wholesale marketing and terminalling segment, and the results of the El Dorado Tank Assets and the Tyler Tank Assets are included in the pipelines and transportation segment.

The following amounts associated with the El Dorado Terminal and Tanks Assets and the Tyler Terminal and Tank Assets, subsequent to each respective acquisition date, are included in the condensed consolidated statements of operations of the Partnership (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Tyler Terminal and Tank Assets:
Total operating revenues	$4,486	$13,488
Net income attributable to the Partnership	$2,341	$7,625
El Dorado Terminal and Tank Assets:
Total operating revenues	$4,471	$11,326
Net income attributable to the Partnership	$3,021	$6,962
Costs associated with the acquisition	$—	$186

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

Condensed Combined Balance Sheet as of December 31, 2013

	Delek Logistics	El Dorado Terminal and Tank Assets
	Partners, LP	(El Dorado Predecessor)	December 31, 2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$924	$—	$924
Accounts receivable	28,976	—	28,976
Inventory	17,512	—	17,512
Deferred tax assets	12	—	12
Other current assets	341	—	341
Total current assets	47,765	—	47,765
Property, plant and equipment:
Property, plant and equipment	235,588	29,800	265,388
Less: accumulated depreciation	(36,306)	(3,260)	(39,566)
Property, plant and equipment, net	199,282	26,540	225,822
Goodwill	10,454	—	10,454
Intangible assets, net	12,258	—	12,258
Other non-current assets	5,045	—	5,045
Total assets	$274,804	$26,540	$301,344
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,045	$—	$26,045
Accounts payable to related parties	1,513	—	1,513
Fuel and other taxes payable	5,700	—	5,700
Accrued expenses and other current liabilities	5,776	675	6,451
Total current liabilities	39,034	675	39,709
Non-current liabilities:
Revolving credit facility	164,800	—	164,800
Asset retirement obligations	2,993	94	3,087
Deferred tax liabilities	324	—	324
Other non-current liabilities	5,612	610	6,222
Total non-current liabilities	173,729	704	174,433
Equity:
Predecessors division equity	—	25,161	25,161
Common unitholders - public (9,353,240 units issued and outstanding)	183,839	—	183,839
Common unitholders - Delek (2,799,258 units issued and outstanding)	(176,680)	—	(176,680)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	59,386	—	59,386
General Partner unitholders - Delek (492,893 units issued and outstanding)	(4,504)	—	(4,504)
Total equity	62,041	25,161	87,202
Total liabilities and equity	$274,804	$26,540	$301,344

Condensed Combined Statements of Operations

		El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(El Dorado Predecessor)	Nine Months Ended September 30, 2014
	(In thousands)
Net sales	$667,906	$—	$667,906
Operating costs and expenses:
Cost of goods sold	562,916	—	562,916
Operating expenses	28,293	783	29,076
General and administrative expenses	7,312	46	7,358
Depreciation and amortization	10,644	114	10,758
Loss on asset disposals	74	—	74
Total operating costs and expenses	609,239	943	610,182
Operating income (loss)	58,667	(943)	57,724
Interest expense, net	6,551	—	6,551
Net income (loss) before income tax expense	52,116	(943)	51,173
Income tax expense	605	—	605
Net income (loss)	51,511	(943)	50,568
Less: Loss attributable to Predecessors	—	(943)	(943)
Net income attributable to partners	$51,511	$—	$51,511

		Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(Tyler Predecessor)	(El Dorado Predecessor)	Three Months Ended September 30, 2013
	(In thousands)
Net Sales	$243,295	$—	$—	$243,295
Operating costs and expenses:
Cost of goods sold	218,222	—	—	218,222
Operating expenses	6,645	829	1,499	8,973
General and administrative expenses	1,782	86	105	1,973
Depreciation and amortization	2,600	244	297	3,141
Total operating costs and expenses	229,249	1,159	1,901	232,309
Operating income (loss)	14,046	(1,159)	(1,901)	10,986
Interest expense, net	1,194	—	—	1,194
Net income (loss) before income tax expense	12,852	(1,159)	(1,901)	9,792
Income tax expense	307	—	—	307
Net income (loss)	12,545	(1,159)	(1,901)	9,485
Less: Loss attributable to Predecessors	—	(1,159)	(1,901)	(3,060)
Net income attributable to partners	$12,545	$—	$—	$12,545

		Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets
	Delek Logistics Partners, LP	(Tyler Predecessor)	(El Dorado Predecessor)	Nine Months Ended September 30, 2013
	(In thousands)
Net Sales	$684,331	$—	$—	$684,331
Operating costs and expenses:
Cost of goods sold	614,048	—	—	614,048
Operating expenses	18,574	4,501	4,907	27,982
General and administrative expenses	4,570	602	524	5,696
Depreciation and amortization	7,324	1,750	892	9,966
Total operating costs and expenses	644,516	6,853	6,323	657,692
Operating income (loss)	39,815	(6,853)	(6,323)	26,639
Interest expense, net	2,763	—	—	2,763
Net income (loss) before income tax expense	37,052	(6,853)	(6,323)	23,876
Income tax expense	547	—	—	547
Net income (loss)	36,505	(6,853)	(6,323)	23,329
Less: Loss attributable to Predecessors	—	(6,853)	(6,323)	(13,176)
Net income attributable to partners	$36,505	$—	$—	$36,505

North Little Rock Acquisition

On October 24, 2013, we purchased a refined products terminal in North Little Rock, Arkansas from Enterprise Refined Products Company, LLC (the "North Little Rock Terminal"). The North Little Rock Terminal consists of a total of three products tanks with effective capacity of 140,000 barrels and a truck rack with throughput capacity of up to 10,000 bpd. We acquired the North Little Rock Terminal to extend our logistics presence in Arkansas.
During the second quarter of 2014, we finalized our purchase price allocation and adjusted certain of the acquisition-date fair values previously disclosed. The final allocation of the aggregate purchase price of the North Little Rock Terminal as of September 30, 2014 is summarized as follows (in thousands):

Property, plant and equipment	$4,990
Intangible assets	10
Total	$5,000

North Little Rock Terminalling Agreement
In connection with the acquisition of the North Little Rock Terminal, on October 24, 2013, the Partnership and Delek entered into the North Little Rock Terminalling Agreement, which includes a minimum throughput commitment and a per barrel throughput fee that Delek will pay us for providing terminalling and other services to Delek at the North Little Rock Terminal, and for storing product at the terminal.
Pro Forma Financial Information - North Little Rock Acquisition
We began consolidating the results of operations of the North Little Rock Terminal on October 24, 2013. The North Little Rock Terminal contributed $0.4 million and $1.1 million to net sales for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.6 million to net income for the three and nine months ended September 30, 2014, respectively. Below are the unaudited pro forma consolidated results of operations of the Partnership for the three and nine months ended September 30, 2013, as if the acquisition had occurred on January 1, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net sales	$243,673	$685,432
Net income	$9,687	$23,953
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
During the second quarter of 2014, we finalized our purchase price allocation and adjusted certain of the acquisition-date fair values previously disclosed. The final allocation of the aggregate purchase price of the Hopewell Pipeline as of September 30, 2014 is summarized as follows (in thousands):

Property, plant and equipment	$3,538
Intangible assets	984
Goodwill	1,200
Total	$5,722
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline)
In connection with the acquisition of the Hopewell Pipeline, on July 25, 2013, the Partnership and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the Terminalling Services Agreement dated November 7, 2012 for the Big Sandy Terminal to include, among other things, a minimum throughput commitment and a per-barrel throughput fee that Delek will pay us for throughput along the Tyler-Big Sandy Pipeline.

Pro Forma Financial Information - Hopewell Acquisition
We began consolidating the results of operations of the Hopewell Pipeline on July 19, 2013. Although the Tyler-Big Sandy Pipeline, of which the Hopewell Pipeline is an integral part, was not operational prior to November 2013 due to required maintenance to return it to service, Delek paid to us pipeline fees for the Tyler-Big Sandy Pipeline beginning in July 2013 and through the year ended December 31, 2013. The maintenance required to return the Hopewell Pipeline to service and thereby connect it to the Big Sandy Pipeline was completed in the fourth quarter of 2013. The Tyler-Big Sandy Pipeline contributed $0.4 million and $1.2 million to net sales for the three and nine months ended September 30, 2014, respectively, and $0.4 million and $0.9 million to net income for the three and nine months ended September 30, 2014, respectively.
Below are the unaudited pro forma consolidated results of operations of the Partnership for the three and nine months ended September 30, 2013, as if the acquisition had occurred on January 1, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net sales	$243,295	$684,334
Net income	$9,459	$23,047
3. Inventory
Inventories consisted of $9.8 million and $17.5 million of refined petroleum products as of September 30, 2014 and December 31, 2013, respectively. Cost of inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

4. Amended and Restated Credit Agreement

We entered into a $175.0 million senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was subsequently amended and restated on July 9, 2013 (the “Amended and Restated Credit Agreement”). Under the terms of the Amended and Restated Credit Agreement, the lender commitments were increased from $175.0 million to $400.0 million and a dual currency borrowing tranche was added that permits draw downs in U.S. or Canadian dollars. The Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The Amended and Restated Credit Agreement matures on November 7, 2017.

Borrowings denominated in U.S. dollars under the Amended and Restated Credit Agreement bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars under the Amended and Restated Credit Agreement bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recently reported leverage ratio. At September 30, 2014, the weighted average interest rate was approximately 2.4%. Additionally, the Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2014, this fee was 0.4% per year.

The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing") continues to provide a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note"), and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of September 30, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
As of September 30, 2014, we had $230.0 million of outstanding borrowings under the Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling approximately $13.0 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2014. Amounts available under the Amended and Restated Credit Agreement as of September 30, 2014 were approximately $157.0 million.

5. Income Taxes
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

6. Net Income Per Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and incentive distribution rights by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for incentive distribution rights to our general partner, which is the holder of the incentive distribution rights pursuant to our partnership agreement, which are declared and paid following the close of each quarter.
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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to partners	$15,085	$12,545	$51,511	$36,505
Less: General partner's distribution (including IDRs) (1)	544	198	1,177	580
Less: Limited partners' distribution	5,970	4,875	16,922	14,249
Less: Subordinated partner's distribution	5,880	4,860	16,679	14,219
Earnings in excess of distributions	$2,691	$2,612	$16,733	$7,457

General partner's earnings:
Distributions (including IDRs) (1)	$544	$198	$1,177	$580
Allocation of earnings in excess of distributions	54	52	334	149
Total general partner's earnings	$598	$250	$1,511	$729

Limited partners' earnings on common units:
Distributions	$5,970	$4,875	$16,922	$14,249
Allocation of earnings in excess of distributions	1,328	1,282	8,259	3,658
Total limited partners' earnings on common units	$7,298	$6,157	$25,181	$17,907

Limited partners' earnings on subordinated units:
Distributions	$5,880	$4,860	$16,679	$14,219
Allocation of earnings in excess of distributions	1,309	1,278	8,140	3,650
Total limited partner's earnings on subordinated units	$7,189	$6,138	$24,819	$17,869

Weighted average limited partner units outstanding:
Common units - (basic)	12,183,847	12,036,821	12,165,474	12,014,445
Common units - (diluted)	12,327,321	12,188,342	12,299,963	12,152,657
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Net income per limited partner unit:
Common - (basic)	$0.60	$0.51	$2.07	$1.49
Common - (diluted)	$0.59	$0.51	$2.05	$1.48
Subordinated - (basic and diluted)	$0.60	$0.51	$2.07	$1.49

(1) General partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of $0.43125 per unit per quarter. See Note 7 for further discussion related to IDRs.

7. Equity
We had 9,384,589 common limited partner units held by the public outstanding as of September 30, 2014. Additionally, as of September 30, 2014, Delek owned a 60.0% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 96.1% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 493,533 general partner units. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.
Equity Activity
The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Equity of Predecessors	Common - Public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2013	$25,161	$183,839	$(176,680)	$59,386	$(4,504)	$87,202
Sponsor contributions of equity to the El Dorado Predecessor	1,006	—	—	—	—	1,006
Loss attributable to the El Dorado Predecessor	(943)	—	—	—	—	(943)
Allocation of net assets acquired by the unitholders	(25,224)	—	24,720	—	504	—
Cash distributions (1)	—	(12,391)	(97,663)	(15,779)	(2,755)	(128,588)
Sponsorship contribution of fixed assets	—	—	855	—	18	873
Net income attributable to partners	—	19,579	5,845	25,057	1,030	51,511
Unit-based compensation	—	452	135	579	(970)	196
Other	—	—	—	—	22	22
Balance at September 30, 2014	$—	$191,479	$(242,788)	$69,243	$(6,655)	$11,279

(1) Cash distributions include $95.9 million in cash payments for the El Dorado Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book basis instead of fair value. Additionally, any excess of cash paid over the historical book basis of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Acquisition, our equity balance decreased $70.7 million during the nine months ended September 30, 2014. Distributions also include $0.1 million related to distribution equivalents on vested phantom units.

Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to our unitholders and our general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect to priority income allocations, if any, in an amount equal to incentive cash distributions allocated 100% to our general partner.

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to partners	$15,085	$12,545	$51,511	$36,505
Less: General partner's IDR's	(302)	—	(491)	—
Net income available to partners	$14,783	$12,545	$51,020	$36,505
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$296	$250	$1,020	$729
General partner's IDRs	302	—	491	—
Total general partner's interest in net income	$598	$250	$1,511	$729
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
Cash Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014 (1)	November 6, 2014

(1) Expected date of distribution.
The allocation of total quarterly cash distributions expected to be made to general and limited partners for the three and nine months ended September 30, 2014 is set forth in the table below. Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General partner's distributions:
General partner's distributions	$242	$198	$686	$580
General partner's incentive distribution rights	302	—	491	—
Total general partner's distributions	544	198	1,177	580

Limited partners' distributions:
Common	5,970	4,875	16,922	14,249
Subordinated	5,880	4,860	16,679	14,219
Total limited partners' distributions	11,850	9,735	33,601	28,468
Total cash distributions	$12,394	$9,933	$34,778	$29,048

Cash distributions per limited partner unit	$0.490	$0.405	$1.390	$1.185
8. Equity Based Compensation
We incurred $0.1 million and $0.2 million of unit-based compensation expense related to the Partnership during the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2013, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five -year service period. As of September 30, 2014, there was $1.0 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.1 years.
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
On February 10, 2014, we acquired the El Dorado Terminal and Tank Assets from Delek. Our historical financial statements have been retrospectively adjusted to reflect the results of operations attributable to the El Dorado Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal and the El Dorado Tank Assets are included in the wholesale marketing and terminalling segment and the pipelines and transportation segment, respectively.

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (1)	2014 (2)	2013 (1)
Pipelines and Transportation
Net sales	$23,767	$15,743	$65,957	$43,008
Operating costs and expenses:
Cost of goods sold	1,011	—	3,267	—
Operating expenses	7,676	7,012	22,420	22,490
Segment contribution margin	$15,080	$8,731	$40,270	$20,518
Capital spending (excluding business combinations)	$504	$2,184	$1,654	$8,242

Wholesale Marketing and Terminalling
Net sales	$204,269	$227,552	$601,949	$641,323
Operating costs and expenses:
Cost of goods sold	193,122	218,222	559,649	614,048
Operating expenses	2,537	1,961	6,656	5,492
Segment contribution margin	$8,610	$7,369	$35,644	$21,783
Capital spending (excluding business combinations)	$323	$517	$1,106	$1,598

Consolidated
Net sales	$228,036	$243,295	$667,906	$684,331
Operating costs and expenses:
Cost of goods sold	194,133	218,222	562,916	614,048
Operating expenses	10,213	8,973	29,076	27,982
Contribution margin	23,690	16,100	75,914	42,301
General and administrative expenses	2,453	1,973	7,358	5,696
Depreciation and amortization	3,749	3,141	10,758	9,966
Loss on asset disposals	—	—	74	—
Operating income	$17,488	$10,986	$57,724	$26,639
Capital spending (excluding business combinations)	$827	$2,701	$2,760	$9,840

(1) Capital spending adjusted to include expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

The following table summarizes the total assets for each segment as of September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014	December 31, 2013
Pipelines and Transportation	$221,393	$188,008
Wholesale Marketing and Terminalling	74,779	113,336
Total Assets	$296,172	$301,344
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2014 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$248,430	$18,991	$267,421
Less: accumulated depreciation	(41,005)	(8,313)	(49,318)
Property, plant and equipment, net	$207,425	$10,678	$218,103
Depreciation expense for the three months ended September 30, 2014	$2,718	$765	$3,483
Depreciation expense for the nine months ended September 30, 2014	$7,467	$2,494	$9,961
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
Over the counter commodity swaps, interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$45	$—	$45
Commodity derivatives	—	168	—	168
Total assets	—	213	—	213
Liabilities
Commodity derivatives	—	(45)	—	(45)
Net assets	$—	$168	$—	$168

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$116	$—	$116
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
Our policy under the guidance of ASC 815-10-45 is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of September 30, 2014 and December 31, 2013, $0.4 million and zero cash collateral, respectively, was held by counterparty brokerage firms.
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
Typically, we enter into forward fuel contracts with major financial institutions in which we fix the purchase price of finished grade fuel for a predetermined number of units with fulfillment terms of less than 90 days.
From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the Amended and Restated Credit Agreement. Our initial credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the Amended and Restated Credit Agreement in July 2013, but the interest rate hedge remains in place in accordance with the terms.

Table of Contents

The tables below present the fair value of our derivative instruments, as of September 30, 2014 and December 31, 2013. During the three and nine months ended September 30, 2014 and September 30, 2013, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income.

(in thousands)		September 30, 2014		December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$45	$—	$116	$—
Commodity derivatives (1)	Other current assets	168	(45)	—	—
Total gross value of derivatives		213	(45)	116	—
Less: Counterparty netting and cash collateral (2)		(352)	(45)	—	—
Total net fair value of derivatives		$565	$—	$116	$—

(1) As of September 30, 2014, we had open derivative contracts representing 125,000 barrels of refined petroleum products.

(2) As of September 30, 2014, $0.4 million of cash collateral associated with our commodity derivatives has been netted with the derivative positions with each counterparty.
Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2014	2013	2014	2013
Interest rate derivatives	Interest expense	$4	$(88)	$(71)	$(63)
Commodity derivatives	Cost of goods sold	1,804	(311)	1,500	(481)
	Total	$1,808	$(399)	$1,429	$(544)

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
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from the application of FERC's tariff requirements but comply with other applicable regulatory requirements.
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index or, in the case of the east Texas marketing agreement and the Tyler Throughput and Tankage Agreement, to other inflation-based indices; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana, and accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states.
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency, the United States Department of Transportation ("DOT") / Pipeline and Hazardous Materials Safety Administration, the United States Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality, the Louisiana Oil Spill Coordinating Office, the Louisiana Department of Environmental Quality, the Louisiana Department of Wildlife and Fisheries and the Tennessee Department of Environment and Conservation, as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.
Crude Oil Releases
Since their acquisition, we have detected several crude oil releases involving our assets, including, but not limited to, a release at our Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. We incurred costs of $0.3 million during the nine months ended September 30, 2013 related to the release at Magnolia Station and $1.0 million during the nine months ended September 30, 2014 related to the release in Haynesville. No costs were incurred related to the release in Haynesville during the three months ended September 30, 2014. We did not incur costs related to the release near Macedonia during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, we have accrued $1.3 million for additional expenses expected to be incurred for each of the spills occurring in Macedonia and Haynesville and $0.1 million for the spill occurring at our Magnolia Station. However, we do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations, as Delek is required, pursuant to the terms of the Omnibus Agreement (as defined in Note 13), to indemnify certain costs in excess of $0.3 million with respect to the releases at our Magnolia Station and near Macedonia, Arkansas and reimburse us for costs in excess of $1.0 million with respect to the release near Haynesville, Louisiana.

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
Letters of Credit
As of September 30, 2014, we had in place letters of credit totaling approximately $13.0 million under the Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2014.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option to renew after the current lease term. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.
In connection with the Tyler Acquisition and the El Dorado Acquisition, we and Delek entered into lease and access agreements with respect to the real property on which the Tyler Terminal and Tank Assets and the El Dorado Terminal and Tank Assets are located. Under each agreement, we lease such real property from Delek for a nominal amount paid annually, with an initial term of 50 years with automatic renewal for a maximum of four successive 10-year periods thereafter.
We have a ground lease agreement with Lion Oil Company ("Lion Oil") for approximately seven acres of land on Lion Oil's refinery site, on which an above-ground storage tank and related facilities are located. The tank and related facilities are used for the storage and throughput of crude oil or other hydrocarbon substances or any resulting refined products. The fees paid to Lion Oil were nominal for the three and nine months ended September 30, 2014. The term of this agreement is co-terminous with the El Dorado lease and access agreement discussed above.
13. Related Party Transactions
Commercial Agreements
The Partnership has various agreements with Delek, the majority of which are long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering, crude oil and intermediate and refined products transportation and storage services, and marketing and terminalling services to Delek. Each of these agreements include minimum quarterly volume or throughput commitments and have tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee.
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index or, in the case of the east Texas marketing agreement, to the consumer price index and, in the case of the El Dorado and Tyler Terminal and Tank Assets, to other inflation-based indices; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
We believe the terms and conditions under these agreements, as well as our other agreements with Delek described below, are generally no less favorable to the Partnership than those that could have been negotiated with unaffiliated third parties with respect to similar services. See our Annual Report on Form 10-K for a description of certain of our commercial agreements and other agreements with Delek. During the nine months ended September 30, 2014, we entered into the following material commercial agreements with Delek:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee
El Dorado Throughput and Tankage:
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$0.51/bbl (2)
Storage	February 2014			N/A	$1,319,641/month (2)
El Dorado Lease and Access	February 2014	50	Real property lease	N/A	$100 annually (3)
El Dorado Site Services	February 2014	8 / 16	Shared services	N/A	$203,178 annually (3)

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	Fees payable to the Partnership by Delek.

(3)	Fees payable to Delek by the Partnership.

El Dorado Throughput and Tankage Agreement. On February 10, 2014, in connection with the El Dorado Acquisition, Lion Oil, OpCo and, for limited purposes, J. Aron & Company ("J. Aron"), entered into the El Dorado Throughput and Tankage Agreement. Under the El Dorado Throughput and Tankage Agreement, OpCo will provide Lion Oil with throughput and storage services in return for payment of certain throughput and storage fees. The initial term of the El Dorado Throughput and Tankage Agreement is eight years, and Lion Oil, at its sole option, may extend the term for two renewal terms of four years each. Effective February 10, 2014, Lion Oil assigned to J. Aron its rights to use and transport materials through the El Dorado Terminal and Tank Assets until the expiration of Lion Oil’s amended and restated supply and offtake agreement with J. Aron. Despite the assignment, Lion Oil still retains certain rights and obligations under the El Dorado Throughput and Tankage Agreement.
El Dorado Lease and Access Agreement. In connection with the El Dorado Acquisition, Lion Oil and OpCo entered into the El Dorado Lease and Access Agreement (the "El Dorado Lease"). Under the El Dorado Lease, OpCo leases from Lion Oil the real property on which the El Dorado Terminal and Tank Assets are located. The El Dorado Lease has an initial term of 50 years with automatic renewal for up to four successive 10-year periods thereafter.
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
Omnibus Agreement
The Partnership entered into an Omnibus Agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012 (the "Omnibus Agreement"). On July 26, 2013, in connection with the Tyler Acquisition, the Partnership and the other parties entered into an amendment and restatement of the Omnibus Agreement (the “First Omnibus Amendment”). On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership and the other parties entered into a second amendment and restatement of the Omnibus Agreement (the “Second Omnibus Amendment”). The Second Omnibus Amendment includes, among other things,: (i) modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) an increase in the annual administrative fee payable by us to Delek under the Omnibus Agreement for general corporate and administrative services.
The annual administrative fee payable by the Partnership to Delek for general corporate and administrative services that Delek and its affiliates provide under the Second Omnibus Amendment increased from $3.0 million to $3.3 million, which is prorated and payable monthly.

Under the Second Omnibus Amendment, Delek has agreed to reimburse us for (i) certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the El Dorado Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to most of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years, and (iii) certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, as disclosed in the full agreement filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on February 14, 2014.
Predecessors' Transactions
Related-party transactions of the Predecessors were settled through division equity. Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates or contractually based fees.
Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the formation of the Partnership and the Tyler and El Dorado Acquisitions, we were not allocating certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.
Summary of Transactions
A summary of revenue and expense transactions with Delek, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$29,682	$20,127	$83,855	$54,847
Operating and maintenance expenses (1)	$5,510	$3,063	$16,063	$10,410
General and administrative expenses (2)	$1,335	$1,256	$3,799	$3,542

(1)
Operating and maintenance expenses include costs allocated to the Tyler Predecessor and the El Dorado Predecessor for operating support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including certain labor related costs, property and liability insurance costs and certain other operating expenses. The costs that were allocated to us by Delek Refining were $0.2 million and $1.7 million for the three and nine months ended September 30, 2013, respectively. The costs that were allocated to us by Lion Oil were $0.4 million for the nine months ended September 30, 2014 and $0.3 million and $1.0 million for the three and nine months ended September 30, 2013, respectively.

(2)
General and administrative expenses include costs allocated to the Tyler Predecessor and El Dorado Predecessor for general and administrative support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including services such as corporate management, risk management, accounting and human resources. The costs that were allocated to us by Delek Refining were $0.1 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. The costs that were allocated to us by Lion Oil were $0.1 million for the nine months ended September 30, 2014 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.

In accordance with our partnership agreement, our common, subordinated and general partner interests are entitled to receive quarterly distributions of available cash. In February, May and August of 2014, we paid quarterly cash distributions, of which $6.3 million, $6.5 million and $7.5 million, respectively, were paid to Delek and our general partner. On October 24, 2014, our general partner's board of directors declared a quarterly cash distribution totaling $12.4 million, based on the available cash as of the end of the third quarter of 2014, payable on November 14, 2014, to unitholders of record on November 6, 2014. The distribution will include $7.8 million paid to both Delek and our general partner, including incentive distribution rights.

Table of Contents

14. Subsequent Events

Distribution Declaration
On October 24, 2014, our general partner's board of directors declared a quarterly cash distribution of $0.49 per limited partner unit, based on the available cash as of the third quarter of 2014, payable on November 14, 2014, to unitholders of record on November 6, 2014.

Terminal and Pipeline Acquisition
On October 1, 2014, we purchased (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility") and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." We acquired the Greenville-Mount Pleasant Assets from an affiliate of Magellan Midstream Partners, L.P. to complement our existing assets and provide enhanced logistical capabilities. The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System. The aggregate purchase price was approximately $11.1 million, including approximately $1.1 million in finished product inventory. The acquisition was financed with cash on hand and borrowings under the Amended and Restated Credit Agreement. The purchase price has been preliminarily allocated to inventory and property, plant and equipment. The property, plant and equipment valuation is subject to change during the purchase price allocation period. As the initial accounting for the acquisition of the Greenville-Mount Pleasant Assets was incomplete at the time the financial statements were available to be issued, there are no pro forma disclosures available for the three and nine months ended September 30, 2014 and 2013.

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
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
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

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or its assignees' or any third party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	Delek's inability to grow as expected;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q.
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

Our pipelines and transportation segment primarily consists of assets divided into seven operating systems: (i) our Lion Pipeline System, which includes the results of a pipeline for which we lease the capacity from Enterprise TE Products Pipeline Company, LLC, (ii) our SALA Gathering System, (iii) our Paline Pipeline System, (iv) our East Texas Crude Logistics System (including the Nettleton Pipeline and McMurrey Pipeline System), (v) the Tyler-Big Sandy Pipeline, (vi) the Tyler Tank Assets, and (vii) the El Dorado Tank Assets. These assets provide crude oil gathering, crude oil and intermediate and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, this segment provides crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

Our wholesale marketing and terminalling segment consists primarily of the following assets: (i) refined products terminals in Abilene, Texas and San Angelo, Texas, which we lease to Noble Petro, Inc. (“Noble Petro”), (ii) product pipelines in west Texas connecting the Abilene and San Angelo terminals to the Magellan Orion pipeline, which we also lease to Noble Petro, (iii) refined products terminals in Big Sandy, Texas, Memphis, Tennessee, Nashville, Tennessee and North Little Rock, Arkansas, (iv) the Tyler Terminal and (v) the El Dorado Terminal. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our Abilene and San Angelo terminals, and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined product terminals to independent third parties and Delek.

Recent Developments

On July 1, 2014, the tariffs, throughput fees and storage fees under our agreements with Delek that are subject to FERC increased by approximately 3.9%, the amount of the change in the FERC oil pipeline index. In the case of the east Texas marketing agreement and certain of our other agreements, the fees increased by the consumer price index and the producer price index, respectively, or approximately 1.6% for these agreements.

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

Commercial Agreements
Commercial Agreements with Delek
The Partnership has various long-term, fee-based commercial agreements with Delek pursuant to which we provide crude oil gathering, crude oil and refined products transportation, and storage services and marketing and terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Annual Report on Form 10-K") for a description of certain of our commercial and other agreements with Delek and our material agreements with third parties.
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
EBITDA and distributable cash flow are non-U.S. GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies may use to assess:

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
Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.490 per limited partner unit for the quarter ended September 30, 2014 ($1.96 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our amended and restated senior secured revolving credit agreement (the "Amended and Restated Credit Agreement") and any future issuances of equity and debt securities.

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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2014 from those disclosed in our Annual Report on Form 10-K.
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
The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (2)	2014 (1)	2013 (2)
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$23,767	$15,743	$65,957	$43,008
Wholesale marketing and terminalling	204,269	227,552	601,949	641,323
Total	228,036	243,295	667,906	684,331
Operating costs and expenses:
Cost of goods sold	194,133	218,222	562,916	614,048
Operating expenses	10,213	8,973	29,076	27,982
General and administrative expenses	2,453	1,973	7,358	5,696
Depreciation and amortization	3,749	3,141	10,758	9,966
Loss on asset disposals	—	—	74	—
Total operating costs and expenses	210,548	232,309	610,182	657,692
Operating income	17,488	10,986	57,724	26,639
Interest expense, net	2,226	1,194	6,551	2,763
Net income before income tax expense	15,262	9,792	51,173	23,876
Income tax expense	177	307	605	547
Net income	15,085	9,485	50,568	23,329
Less: Loss attributable to Predecessors	—	(3,060)	(943)	(13,176)
Net income attributable to partners	$15,085	$12,545	$51,511	$36,505
Comprehensive income attributable to partners	$15,085	$12,545	$51,511	$36,505
EBITDA(3)	$21,237	$14,127	$68,482	$36,605

Less: General partner's interest in net income (2%), including incentive distribution rights	(598)	(250)	(1,511)	(729)
Limited partners' interest in net income	$14,487	$12,295	$50,000	$35,776

Net income per limited partner unit:
Common units - (basic)	$0.60	$0.51	$2.07	$1.49
Common units - (diluted)	$0.59	$0.51	$2.05	$1.48
Subordinated units - Delek (basic and diluted)	$0.60	$0.51	$2.07	$1.49

Weighted average limited partner units outstanding:
Common units - (basic)	12,183,847	12,036,821	12,165,474	12,014,445
Common units - (diluted)	12,327,321	12,188,342	12,299,963	12,152,657
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Distributable Cash Flow (3)	$17,654	$9,480	57,481	$22,547

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

(3) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (2)	2014 (1)	2013 (2)
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$15,085	$9,485	$50,568	$23,329
Add:
Income tax expense	177	307	605	547
Depreciation and amortization	3,749	3,141	10,758	9,966
Interest expense, net	2,226	1,194	6,551	2,763
EBITDA(3)	$21,237	$14,127	$68,482	$36,605

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$20,129	$17,397	$64,929	$29,611
Amortization of unfavorable contract liability to revenue	668	622	2,002	1,956
Amortization of deferred financing costs	(317)	(187)	(951)	(560)
Accretion of asset retirement obligations	(58)	(20)	(267)	(169)
Deferred taxes	(29)	(59)	(81)	(42)
Loss on asset disposals	—	—	(74)	—
Unit-based compensation expense	(75)	(68)	(196)	(179)
Changes in assets and liabilities	(1,484)	(5,059)	(4,036)	2,678
Income tax expense	177	307	605	547
Interest expense, net	2,226	1,194	6,551	2,763
EBITDA(3)	$21,237	$14,127	$68,482	$36,605

Reconciliation of distributable cash flow to EBITDA:
EBITDA (3)	$21,237	$14,127	$68,482	$36,605
Less: Cash interest expense, net (4)	1,909	1,008	5,600	2,203
Less: Maintenance and regulatory capital expenditures (5)	477	2,280	2,074	7,526
Less: Capital improvement expenditures (6)	350	421	686	2,314
Add: Reimbursement from Delek for capital expenditures (6)	—	—	—	463
Less: Income tax expense	177	307	605	547
Add: Non-cash unit based compensation expense	75	68	196	179
Less: Amortization of deferred revenue	77	77	230	154
Less: Amortization of unfavorable contract liability	668	622	2,002	1,956
Distributable cash flow (3)	$17,654	$9,480	$57,481	$22,547

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

(6) For the three and nine-month period ended September 30, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013, disaggregated to present the results of operations of the Partnership, the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets	Nine Months Ended September 30, 2014
		El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$51,511	$(943)	$50,568
Add:
Income tax expense	605	—	605
Depreciation and amortization	10,644	114	10,758
Interest expense, net	6,551	—	6,551
EBITDA(1)	$69,311	$(829)	$68,482

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$65,758	$(829)	$64,929
Amortization of unfavorable contract liability to revenue	2,002	—	2,002
Amortization of deferred financing costs	(951)	—	(951)
Accretion of asset retirement obligations	(273)	6	(267)
Deferred taxes	(81)	—	(81)
Loss on asset disposals	(74)	—	(74)
Unit-based compensation expense	(196)	—	(196)
Changes in assets and liabilities	(4,030)	(6)	(4,036)
Income tax expense	605	—	605
Interest expense, net	6,551	—	6,551
EBITDA(1)	$69,311	$(829)	$68,482

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$69,311	$(829)	$68,482
Less: Cash interest expense, net (2)	5,600	—	5,600
Less: Maintenance and regulatory capital expenditures (3)	1,990	84	2,074
Less: Capital improvement expenditures	593	93	686
Less: Income tax expense	605	—	605
Add: Non-cash unit based compensation expense	196	—	196
Less: Amortization of deferred revenue	230	—	230
Less: Amortization of unfavorable contract liability	2,002	—	2,002
Distributable cash flow (1)	$58,487	$(1,006)	$57,481

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

	Delek Logistics Partners, LP	Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets	Three Months Ended September 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$12,545	$(1,159)	$(1,901)	$9,485
Add:
Income tax expense	307	—	—	307
Depreciation and amortization	2,600	244	297	3,141
Interest expense, net	1,194	—	—	1,194
EBITDA(1)	$16,646	$(915)	$(1,604)	$14,127

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$19,907	$(908)	$(1,602)	$17,397
Amortization of unfavorable contract liability to revenue	622	—	—	622
Amortization of deferred financing costs	(187)	—	—	(187)
Accretion of asset retirement obligations	(10)	(8)	(2)	(20)
Deferred taxes	(59)	—	—	(59)
Unit-based compensation expense	(68)	—	—	(68)
Changes in assets and liabilities	(5,060)	1	—	(5,059)
Income tax expense	307	—	—	307
Interest expense, net	1,194	—	—	1,194
EBITDA(1)	$16,646	$(915)	$(1,604)	$14,127

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$16,646	$(915)	$(1,604)	$14,127
Less: Cash interest expense, net (2)	1,008	—	—	1,008
Less: Maintenance and regulatory capital expenditures (3)	1,195	227	858	2,280
Less: Capital improvement expenditures	93	66	262	421
Less: Income tax expense	307	—	—	307
Add: Non-cash unit based compensation expense	68	—	—	68
Less: Amortization of deferred revenue	77	—	—	77
Less: Amortization of unfavorable contract liability	622	—	—	622
Distributable cash flow (1)	$13,412	$(1,208)	$(2,724)	$9,480

	Delek Logistics Partners, LP	Tyler Terminal and Tank Assets	El Dorado Terminal and Tank Assets	Nine Months Ended September 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$36,505	$(6,853)	$(6,323)	$23,329
Add:
Income tax expense	547	—	—	547
Depreciation and amortization	7,324	1,750	892	9,966
Interest expense, net	2,763	—	—	2,763
EBITDA(1)	$47,139	$(5,103)	$(5,431)	$36,605

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$40,540	$(5,056)	$(5,873)	$29,611
Amortization of unfavorable contract liability to revenue	1,956	—	—	1,956
Amortization of deferred financing costs	(560)	—	—	(560)
Accretion of asset retirement obligations	(108)	(55)	(6)	(169)
Deferred taxes	(42)	—	—	(42)
Unit-based compensation expense	(179)	—	—	(179)
Changes in assets and liabilities	2,222	8	448	2,678
Income tax expense	547	—	—	547
Interest expense, net	2,763	—	—	2,763
EBITDA(1)	$47,139	$(5,103)	$(5,431)	$36,605

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$47,139	$(5,103)	$(5,431)	$36,605
Less: Cash interest expense, net (2)	2,203	—	—	2,203
Less: Maintenance and regulatory capital expenditures (3)	2,988	3,132	1,406	7,526
Less: Capital improvement expenditures (4)	630	1,130	554	2,314
Add: Reimbursement from Delek for capital expenditures (4)	463	—	—	463
Less: Income tax expense	547	—	—	547
Add: Non-cash unit based compensation expense	179	—	—	179
Less: Amortization of deferred revenue	154	—	—	154
Less: Amortization of unfavorable contract liability	1,956	—	—	1,956
Distributable cash flow (1)	$39,303	$(9,365)	$(7,391)	$22,547

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

(4) For the three and nine-month period ended September 30, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013 (1)	2014 (2)	2013 (1)
Capital spending (excluding business combinations)
Pipelines and Transportation	$504	$2,184	$1,654	$8,242
Wholesale Marketing and Terminalling	$323	$517	$1,106	$1,598

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition and the Tyler Acquisition.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
Contribution margin for the third quarter of 2014 was $23.7 million compared to $16.1 million for the third quarter of 2013, an increase of $7.6 million, or 47.1%. The increase in contribution margin was primarily attributable to higher margins achieved in our operations in west Texas as a result of favorable supply/demand balance during the third quarter of 2014 as compared to the third quarter of 2013. Also contributing to the increase were increases in net sales in the pipelines and transportation segment during the third quarter of 2014 compared to the third quarter of 2013, as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition.
For the third quarters of 2014 and 2013, we generated net sales of $228.0 million and $243.3 million, respectively, a decrease of $15.3 million, or 6.3%. The decrease is attributable to decreases in the average sales prices per gallon of gasoline and diesel and to decreases in sales volume in our west Texas operations. The average sales price per gallon of gasoline decreased $0.11 per gallon during the third quarter 2014, to $2.68 per gallon, from $2.79 per gallon in the third quarter 2013. The average sales price per gallon of diesel decreased $0.20 per gallon during the third quarter 2014, to $2.91 per gallon, from $3.11 per gallon in the third quarter 2013. Partially offsetting the decreases, was the effect of the new throughput and tankage agreements for the El Dorado Terminal and Tank Assets, which contributed $4.5 million to net sales in the third quarter of 2014.
Cost of goods sold was $194.1 million for the third quarter of 2014 compared to $218.2 million for the third quarter of 2013, a decrease of $24.1 million, or 11.0%. The decrease in cost of goods sold is attributable to decreases in sales volumes and in the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased $7.83 per barrel in the third quarter 2014, to $117.24 per barrel from $125.07 per barrel in the third quarter 2013.
Operating expenses were $10.2 million for the third quarter of 2014 compared to $9.0 million for the third quarter of 2013, an increase of $1.2 million, or 13.8%. The increase in operating expenses was primarily due to increases in labor costs in the third quarter of 2014 compared to the third quarter of 2013.
General and administrative expenses were $2.5 million and $2.0 million for the third quarter of 2014 and 2013, respectively, an increase of $0.5 million, or 24.3%. The increase in general and administrative expense was primarily due to increases in professional services fees incurred in connection with the acquisition of a storage facility in Greenville, Texas, a terminal in Mount Pleasant, Texas and a pipeline connecting the locations.
Depreciation and amortization was $3.7 million for the third quarter of 2014 compared to $3.1 million for the third quarter of 2013, an increase of $0.6 million, or 19.4%. The increase in depreciation and amortization was primarily due to the Tyler Terminal and Tank Assets and the El Dorado Terminal and Tank Assets.
Interest expense was $2.2 million for the third quarter of 2014 compared to $1.2 million for the third quarter of 2013, an increase of $1.0 million, or 86.4%. This increase is primarily attributable to increases in interest costs and deferred financing charges as a result of borrowings incurred, and the debt refinancing completed, in connection with the El Dorado Acquisition.
Income tax expense was $0.2 million for the third quarter of 2014, compared to $0.3 million for the third quarter of 2013. Our effective tax rate was 1.2% for the third quarter 2014, compared to 3.1% for the third quarter 2013. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013
Contribution margin for the nine months ended September 30, 2014 was $75.9 million compared to $42.3 million for the nine months ended September 30, 2013, an increase of $33.6 million or 79.5%. The increase in contribution margin was attributable to increases in net sales in the pipelines and transportation segment during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition. Further contributing to the increase in contribution margin were higher margins achieved in our operations in west Texas during the nine months ended September 30, 2014 as compared to the same period in 2013 as a result of a favorable supply/demand balance due to downtime at refineries in the region during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
For the nine months ended September 30, 2014 and 2013, we generated net sales of $667.9 million and $684.3 million, respectively, a decrease of $16.4 million, or 2.4%. The decrease was primarily attributable to decreases in sales volumes in our west Texas operations due to reduced supply and to the fact that our Abilene terminal was not operational for a portion of the first quarter of 2014 due to required maintenance. Also contributing to the decrease were decreases in the average sales prices per gallon of gasoline and diesel. The average sales price per gallon of gasoline decreased $0.04 per gallon during the nine months ended September 30, 2014, to $2.76 per gallon, from $2.80 per gallon during the nine months ended September 30, 2013. The average sales price per gallon of diesel decreased $0.05 per gallon during the nine months ended September 30, 2014, to $3.04 per gallon, from $3.09 per gallon during the nine months ended September 30, 2013. These decreases were partially offset by increases in net sales attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisition of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. The new throughput and tankage agreements for the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets contributed $11.3 million and $13.5 million, respectively, to net sales during the nine months ended September 30, 2014.
Cost of goods sold was $562.9 million for the nine months ended September 30, 2014 compared to $614.0 million for the nine months ended September 30, 2013, a decrease of $51.1 million, or 8.3%. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes and in the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased $3.83 per barrel for the nine months ended September 30, 2014, to $119.71 per barrel from $123.54 per barrel in the nine months ended September 30, 2013.
Operating expenses were $29.1 million for the nine months ended September 30, 2014 compared to $28.0 million for the nine months ended September 30, 2013, an increase of $1.1 million, or 3.9%. The increase in operating expenses was primarily due to increases in insurance allocations.
General and administrative expenses were $7.4 million and $5.7 million for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $1.7 million, or 29.2%. The increase in general and administrative expense was primarily due to increases in professional services fees incurred in connection with audit services and costs of the El Dorado Acquisition during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Depreciation and amortization was $10.8 million for the nine months ended September 30, 2014 compared to $10.0 million for the nine months ended September 30, 2013, an increase of $0.8 million, or 7.9%. The increase in depreciation and amortization was primarily due to the Tyler Terminal and Tank Assets and the El Dorado Terminal and Tank Assets.
Interest expense was $6.6 million for the nine months ended September 30, 2014 compared to $2.8 million for the nine months ended September 30, 2013, an increase of $3.8 million, or 137.1%. This increase is primarily attributable to increases in interest costs and deferred financing charges as a result of borrowings incurred, and the debt refinancing completed, in connection with the El Dorado Acquisition and the Tyler Acquisition.
Income tax expense was $0.6 million for the nine months ended September 30, 2014, compared to $0.5 million for the nine months ended September 30, 2013. Our effective tax rate was 1.2% for the nine months ended September 30, 2014, compared to 2.3% for the nine months ended September 30, 2013. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.
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
Pipelines and Transportation Segment
The pipelines and transportation segment includes our Lion Pipeline System, our SALA Gathering System, our Paline Pipeline System, our East Texas Crude Logistics System, the El Dorado Tank Assets and the Tyler Tank Assets.

The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment, including the historical results of the El Dorado Tank Assets, for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (2)	2014 (1)	2013 (2)
Net sales	$23,767	$15,743	$65,957	$43,008
Operating costs and expenses:
Cost of goods sold	1,011	—	3,267	—
Operating expenses	7,676	7,012	22,420	22,490
Segment contribution margin	$15,080	$8,731	$40,270	$20,518
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	57,254	47,675	47,098	47,331
Refined products pipelines to Enterprise Systems	65,439	52,301	52,490	47,691
SALA Gathering System	22,258	21,921	22,221	22,236
East Texas Crude Logistics System	4,361	10,148	6,181	24,104

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

The following tables include the results of operations of the pipelines and transportation segment for the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013, disaggregated to present the results of operations of the Partnership and the El Dorado Tank Assets through February 10, 2014 (in thousands):

	Delek Logistics	El Dorado	Nine Months Ended
	Partners, LP	Tank Assets (1)	September 30, 2014
		El Dorado Predecessor
Net sales	$65,957	$—	$65,957
Operating costs and expenses:
Cost of goods sold	3,267	—	3,267
Operating expenses	$21,739	681	22,420
Segment contribution margin	$40,951	$(681)	$40,270
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,098	—	47,098
Refined products pipelines to Enterprise Systems	52,490	—	52,490
SALA Gathering System	22,221	—	22,221
East Texas Crude Logistics System	6,181	—	6,181

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the Predecessor did not record revenues for intercompany storage services.

	Delek Logistics	Tyler Tank	El Dorado	Three Months Ended
	Partners, LP	Assets (1)	Tank Assets (1)	September 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$15,743	$—	$—	$15,743
Operating costs and expenses:
Cost of goods sold	—	—	—	—
Operating expenses	4,984	676	1,352	7,012
Segment contribution margin	$10,759	$(676)	$(1,352)	$8,731
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,675	—	—	47,675
Refined products pipelines to Enterprise Systems	52,301	—	—	52,301
SALA Gathering System	21,921	—	—	21,921
East Texas Crude Logistics System	10,148	—	—	10,148

	Delek Logistics	Tyler Tank	El Dorado	Nine Months Ended
	Partners, LP	Assets (1)	Tank Assets (1)	September 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$43,008	$—	$—	$43,008
Operating costs and expenses:
Cost of goods sold	—	—	—	—
Operating expenses	14,332	3,861	4,297	22,490
Segment contribution margin	$28,676	$(3,861)	$(4,297)	$20,518
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,331	—	—	47,331
Refined products pipelines to Enterprise Systems	47,691	—	—	47,691
SALA Gathering System	22,236	—	—	22,236
East Texas Crude Logistics System	24,104	—	—	24,104

(1)
The information presented includes the results of operations of the El Dorado and Tyler Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, the Predecessors did not record revenues for intercompany storage services.

Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
Contribution margin for the pipelines and transportation segment in the third quarter of 2014 was $15.1 million, or 63.7% of our consolidated segment contribution margin, compared to $8.7 million, or 54.2% of our consolidated segment contribution margin in the third quarter of 2013, an increase of $6.4 million, or 72.7%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the acquisition of the El Dorado Tank Assets.
Net sales for the pipelines and transportation segment were $23.8 million for the third quarter of 2014 compared to $15.7 million for the third quarter of 2013, an increase of $8.1 million, or 51.0%. The increase was primarily attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisition of the El Dorado Tank

Assets. The new throughput and tankage agreements for the El Dorado Tank Assets contributed $4.0 million to net sales in the third quarter of 2014. Also contributing to the increase were volume increases on our Lion Pipeline System assets and our SALA Gathering System.
Operating expenses were $7.7 million for the third quarter of 2014 compared to $7.0 million for the third quarter of 2013, an increase of $0.7 million, or 9.5%. The increase in operating expense was primarily due to increases in maintenance costs in the third quarter of 2014 compared to the third quarter of 2013.
Comparison of the Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013
Contribution margin for the pipelines and transportation segment for the nine months ended September 30, 2014 was $40.3 million, or 53.0% of our consolidated segment contribution margin, compared to $20.5 million, or 48.5% of our combined segment contribution margin, for the nine months ended September 30, 2013, an increase of $19.8 million, or 96.3%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition.
Net sales for the pipelines and transportation segment were $66.0 million for the nine months ended September 30, 2014 compared to $43.0 million for the nine months ended September 30, 2013, an increase of $23.0 million, or 53.4%. The increase in net sales was primarily attributable to the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Tank Assets and the Tyler Tank Assets. The new throughput and tankage agreements for the El Dorado Tank Assets and the Tyler Tank Assets contributed $10.0 million and $7.6 million, respectively, to net sales during the nine months ended September 30, 2014.
Operating expenses were $22.4 million for the nine months ended September 30, 2014 compared to $22.5 million for the nine months ended September 30, 2013, a decrease of $0.1 million, or 0.3%. The decrease in operating expense was due primarily to decreases in maintenance costs during the nine months ended September 30, 2014 compared to the same period in 2013.
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The table and discussion below is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except for per barrel figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (2)	2014 (1)	2013 (2)
Net Sales	$204,269	$227,552	$601,949	$641,323
Operating costs and expenses:
Cost of Goods Sold	193,122	218,222	559,649	614,048
Operating expenses	2,537	1,961	6,656	5,492
Segment Contribution Margin	$8,610	$7,369	$35,644	$21,783
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	59,659	61,698	61,097	55,988
West Texas marketing throughputs (average bpd)	17,923	18,966	17,132	18,206
West Texas marketing margin per barrel	$2.20	$1.63	$4.09	$2.41
Terminalling throughputs (average bpd)	95,024	74,024	94,656	73,996

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

The following tables include the results of operations of the wholesale marketing and terminalling segment for the nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal through February 10, 2014 (in thousands):

	Delek Logistics	El Dorado	Nine Months Ended
	Partners, LP	Terminal (1)	September 30, 2014
		El Dorado Predecessor
Net sales	$601,949	$—	$601,949
Operating costs and expenses:
Cost of goods sold	559,649	—	559,649
Operating expenses	6,554	102	6,656
Segment contribution margin	$35,746	$(102)	$35,644
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	61,097	—	61,097
West Texas marketing throughputs (average bpd)	17,132	—	17,132
West Texas marketing margin per barrel	$4.09	$—	$4.09
Terminalling throughputs (average bpd) (2)	95,016	7,298	94,656

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

(2)
Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals, the North Little Rock Terminal, our Tyler Terminal and our El Dorado Terminal. Throughputs for the El Dorado Predecessor are for the 41 days prior to our acquisition of the terminal. Throughputs subsequent to the El Dorado Acquisition are included in the results of Delek Logistics Partners, LP.

	Delek Logistics	Tyler	El Dorado	Three Months Ended
	Partners, LP	Terminal (1)	Terminal (1)	September 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$227,552	$—	$—	$227,552
Operating costs and expenses:
Cost of goods sold	218,222	—	—	218,222
Operating expenses	1,661	153	147	1,961
Segment contribution margin	$7,669	$(153)	$(147)	$7,369
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	61,698	—	—	61,698
West Texas marketing throughputs (average bpd)	18,966	—	—	18,966
West Texas marketing margin per barrel	$1.63	$—	$—	$1.63
Terminalling throughputs (average bpd)	74,024	—	—	74,024

	Delek Logistics	Tyler	El Dorado	Nine Months Ended
	Partners, LP	Terminal (1)	Terminal (1)	September 30, 2013
		Tyler Predecessor	El Dorado Predecessor
Net sales	$641,323	$—	$—	$641,323
Operating costs and expenses:
Cost of goods sold	614,048	—	—	614,048
Operating expenses	4,242	640	610	5,492
Segment contribution margin	$23,033	$(640)	$(610)	$21,783
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	55,988	—	—	55,988
West Texas marketing throughputs (average bpd)	18,206	—	—	18,206
West Texas marketing margin per barrel	$2.41	—	—	$2.41
Terminalling throughputs (average bpd)	73,996	—	—	73,996

(1)
The information presented, excluding throughputs, includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record revenues for intercompany terminalling services.

Comparison of the Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013
Contribution margin for the wholesale marketing and terminalling segment amounted to $8.6 million, or 36.3% of our consolidated contribution margin, in the third quarter of 2014, versus $7.4 million, or 45.8% of our combined contribution margin, in the third quarter of 2013, an increase of $1.2 million, or 16.8%. The increase in contribution margin was primarily attributable to higher margins achieved in our operations in west Texas as a result of a favorable supply/demand balance during the third quarter of 2014 as compared to the third quarter of 2013. Also contributing to the increase were increases in net sales during the third quarter of 2014 compared to the third quarter of 2013 as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition.
Net sales for our wholesale marketing and terminalling segment in the third quarter of 2014 decreased $23.3 million or 10.2%, to $204.3 million from $227.6 million in the third quarter of 2013. The decrease is attributable to decreases in the average sales prices per gallon of gasoline and diesel and to decreases in sales volume in our west Texas operations. The average sales price per gallon of gasoline decreased $0.11 per gallon during the third quarter 2014, to $2.68 per gallon, from $2.79 per gallon in the third quarter 2013. The average sales price per gallon of diesel decreased $0.20 per gallon during the third quarter 2014, to $2.91 per gallon, from $3.11 per gallon in the third quarter 2013.
Cost of goods sold for our wholesale marketing and terminalling segment decreased $25.1 million, or 11.5%, to $193.1 million in the third quarter of 2014, as compared to cost of goods sold of $218.2 million in the third quarter of 2013. The decrease in cost of goods sold is primarily attributable to decreases in sales volumes and the average cost per barrel sold in our west Texas marketing operations. The average cost per barrel sold decreased $7.83 per barrel in the third quarter 2014, to $117.24 per barrel from $125.07 per barrel in the third quarter 2013.
Operating expenses were $2.5 million in the third quarter of 2014, an increase of $0.5 million, or 29.4%, as compared to operating expenses of $2.0 million in the third quarter of 2013. The increase in operating expenses was primarily due to increases in labor costs in the third quarter of 2014 compared to the third quarter of 2013.

Comparison of the Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013
Contribution margin for the wholesale marketing and terminalling segment amounted to $35.6 million, or 47.0% of our consolidated contribution margin, for the nine months ended September 30, 2014, versus $21.8 million, or 51.5% of our combined contribution margin, for the nine months ended September 30, 2013, an increase of $13.8 million, or 63.6%. This increase was primarily attributable to higher margins achieved in our operations in West Texas as a result of a favorable supply/demand balance due to downtime at refineries in the region during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Additionally, the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and the Tyler Terminal contributed to the increase in contribution margin as cost of goods sold is not incurred on these assets, resulting in inherently higher margins.
Net sales for our wholesale marketing and terminalling segment for the nine months ended September 30, 2014 decreased $39.4 million, or 6.1%, to $601.9 million from $641.3 million for the nine months ended September 30, 2013. The decrease is primarily attributable to decreases in sales volumes in our west Texas operations due to reduced supply and to the fact that our Abilene terminal was not operational for a portion of the first quarter due to required maintenance. Further contributing to the decrease was a decrease in the average sales prices per gallon of gasoline and diesel. The average sales price per gallon of gasoline decreased $0.04 per gallon during the nine months ended September 30, 2014, to $2.76 per gallon, from $2.80 per gallon during the nine months ended September 30, 2013. The average sales price per gallon of diesel decreased $0.05 per gallon during the nine months ended September 30, 2014, to $3.04 per gallon, from $3.09 per gallon during the nine months ended September 30, 2013. These decreases were partially offset by the effect of the new throughput and tankage agreements that went into effect in connection with the acquisitions of the El Dorado Terminal and the Tyler Terminal. The new throughput and tankage agreements for the El Dorado Terminal and the Tyler Terminal contributed $1.3 million and $5.9 million to net sales, respectively, in the third quarter of 2014.
Cost of goods sold for our wholesale marketing and terminalling segment decreased $54.4 million, or 8.9%, to $559.6 million during the nine months ended September 30, 2014, as compared to cost of goods sold of $614.0 million during the nine months ended September 30, 2013. The decrease in cost of goods sold was primarily attributable to decreases in sales volumes and a decrease in the average cost per barrel sold in our west Texas operations. The average cost per barrel sold decreased $3.83 to $119.71 per barrel for the nine months ended September 30, 2014, compared to $123.54 per barrel for the nine months ended September 30, 2013.
Operating expenses were $6.7 million in the nine months ended September 30, 2014, an increase of $1.2 million, or 21.2%, as compared to operating expenses of $5.5 million in the nine months ended September 30, 2013. The increase in operating expenses was primarily due to increases in insurance costs during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014 (1)	November 6, 2014

(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013

Cash Flow Data:
Cash flows provided by operating activities	$64,929	$29,611
Cash flows used in investing activities	(2,760)	(15,562)
Cash flows used in financing activities	(62,360)	(30,789)
Net decrease in cash and cash equivalents	$(191)	$(16,740)
Cash Flows from Operating Activities
Net cash provided by operating activities was $64.9 million for the nine months ended September 30, 2014, compared to net cash of $29.6 million provided for the comparable period of 2013. The increase in cash flows provided by operations in the first nine months of 2014 from the same period in 2013, was primarily due to higher revenues as a result of our commercial agreements executed concurrent with the El Dorado Acquisition and the Tyler Acquisition. Net income for the nine months ended September 30, 2014 was $50.6 million, compared to $23.3 million in the same period of 2013.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.8 million for the first nine months of 2014, compared to $15.6 million used in the comparable period of 2013. Capital expenditures made during the nine months ended September 30, 2014 amounted to $2.8 million, of which $1.7 million was spent on projects in the pipelines and transportation segment and $1.1 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the nine months ended September 30, 2013 of $9.8 million. Of the total expenditures made during the nine months ended September 30, 2014, $1.1 million relates to our terminalling assets and another $1.1 million relates to our Lion Pipeline System. Capital expenditures made during the nine months ended September 30, 2013 relate primarily to the Tyler Acquisition, the El Dorado Acquisition and our Lion Pipeline System, which accounted for approximately $4.3 million, $2.0 million and $1.6 million, respectively, of total capital expenditures. No amounts were spent on business combinations during the nine months ended September 30, 2014, compared to $5.7 million spent on the acquisition of a 13.5-mile pipeline and certain ancillary assets during the nine months ended September 30, 2013.
Cash Flows from Financing Activities
Net cash used in financing activities was $62.4 million in the nine months ended September 30, 2014, compared to net cash used of $30.8 million in the comparable period of 2013. We paid quarterly cash distributions totaling $32.6 million during the nine months ended September 30, 2014, compared to distributions totaling $24.6 million paid during the nine months ended September 30, 2013. Additionally, we paid $95.9 million in exchange for assets included in the El Dorado Acquisition during the nine months ended September 30, 2014, compared to $94.8 million paid in exchange for assets included in the Tyler Acquisition during the nine months ended September 30, 2013. Partially offsetting the cash used in financing activities during the nine months ended September 30, 2014 and 2013 were net proceeds of $65.2 million and $71.0 million, respectively, under the Amended and Restated Credit Agreement.
Cash Position and Indebtedness
As of September 30, 2014, our total cash and cash equivalents were $0.7 million and we had total indebtedness of $230.0 million. Borrowing availability under the Amended and Restated Credit Agreement was approximately $157.0 million and we had letters of credit issued of $13.0 million. We believe we were in compliance with our covenants in our debt facility as of September 30, 2014.
We and each of our existing subsidiaries are borrowers under the credit facility. The Amended and Restated Credit Agreement contains an accordion feature whereby we can increase the size of the credit facility to an aggregate of $450.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

The credit facility is generally available to fund working capital, finance acquisitions and other capital expenditures, fund certain future distributions and for other general Partnership purposes. We borrowed $90.0 million under the prior credit facility in November 2012 in order to fund a cash distribution to Delek Marketing & Supply, LLC ("Delek Marketing") in partial consideration of the contribution of assets to us and in part for reimbursement of capital expenditures associated with our assets. In connection with our cash distribution to Delek Marketing, we agreed to retain at least $90.0 million in outstanding debt, either under our credit facility or as a result of certain refinancings thereof, until November 2015.
The obligations under the Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing provides a limited guaranty of the Partnership's obligations under the Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Amended and Restated Credit Agreement. As of September 30, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
The Amended and Restated Credit Agreement contains various covenants and restrictive provisions customary for credit facilities of this nature. Financial covenants include an interest coverage ratio defined as the ratio of consolidated EBITDA (as defined in the agreement) to cash interest expense, and a leverage ratio defined as total funded debt to consolidated EBITDA, each tested quarterly.
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
Agreements Governing Certain Indebtedness of Delek
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of Delek's credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $300.0 million at any time outstanding, which amount is subject to increase for (i) certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and for (ii) certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the Partnership and our subsidiaries and debt under certain types of contingent obligations. These arrangements also require that Delek meets certain minimum levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders’ equity to adjusted total assets. We cannot assure you that such covenants will not impact our ability to use the full capacity available under our revolving credit facility in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures, excluding capital expenditures related to the assets acquired in the El Dorado Acquisition prior to February 10, 2014, for the nine months ended September 30, 2014 were $2.6 million, of which approximately $1.4 million was spent in our pipelines and transportation segment and $1.1 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure forecast is approximately $9.9 million for 2014.
The following table summarizes our actual capital expenditures for the nine months ended September 30, 2014 and planned capital expenditures for the full year 2014 by operating segment and major category (in thousands):

	Full Year 2014 Forecast(3)	Nine Months Ended September 30, 2014(3)
Pipelines and Transportation:
Regulatory	$933	$513
Maintenance (1)	4,353	702
Discretionary projects (2)	1,566	226
Pipeline and transportation segment total	6,852	1,441
Wholesale Marketing and Terminalling:
Regulatory	80	—
Maintenance (1)	821	775
Discretionary projects (2)	2,144	367
Wholesale marketing and terminalling segment total	3,045	1,142
Total capital spending	$9,897	$2,583

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
In the third quarter of 2014, we decreased our total capital spending forecast for 2014 to $9.9 million, down from the prior forecast of $13.1 million. We decreased our forecast due primarily to the fact that the expansion of the North Little Rock Terminal and the replacement of certain of our El Dorado Tank Assets and Tyler Tank Assets have been delayed and are expected to take place in 2015. For the full year 2014, we plan to spend approximately $6.9 million in the pipelines and transportation segment. The majority of these capital expenditures will be spent on maintenance and discretionary projects, with $4.4 million and $1.6 million budgeted on these projects, respectively, for the pipelines and transportation segment. The majority of the amount budgeted for this segment is related to tank projects. Of the $3.0 million in capital expenditures budgeted for the wholesale marketing and terminalling segment, $2.1 million is allocated to discretionary projects and $0.8 million is allocated to maintenance projects. The majority of the amount budgeted for this segment is related to the expansion of the Tyler Terminal.
On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership entered into the Second Omnibus Amendment. The Second Omnibus Amendment includes, among other things,: (i) modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) an increase in the annual administrative fee payable by us to Delek under the Omnibus Agreement for general corporate and administrative services.
Under the Second Omnibus Amendment, Delek has agreed to reimburse us for (i) certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the El Dorado Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the United States Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years, and (iii) for all non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, as disclosed in the full agreement filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on February 14, 2014.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At September 30, 2014, we held no outstanding swap contracts. Please read Note 11 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Effective February 25, 2013, and as of September 30, 2014, we had in place an interest rate hedge in the form of a LIBOR interest rate cap with a term of three years, maturing February 25, 2016, for a total notional amount of $45.0 million, thereby meeting the requirements at that time.
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

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims, whether regulatory or other, arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. We are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 6, 2014

EXHIBIT INDEX

Exhibit No.		Description
31.1	§	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith