Form 10-K
period 2014-12-31
Delek Logistics Partners, LP
filed 2015-02-26
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2014 was approximately $324,422,161, based upon the closing price of its common units on the New York Stock Exchange on that date.

At February 20, 2015, there were 12,216,447 common limited partner units, 11,999,258 subordinated limited partner units and 494,197 general partner units outstanding.

Documents incorporated by reference: None

Unless otherwise indicated or the context requires otherwise, the terms "Delek Logistics Partners, LP," the "Partnership," “we,” “us,” or “our” may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole.

Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. These forward-looking statements generally are identified by the words “may,” “will,” “should,” “could,” “would,” “predicts,” “intends,” “believes,” “expects,” “plans,” “scheduled,” “goal,” “anticipates,” “estimates” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A, Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also “Forward-Looking Statements” included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 1, Business, of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Delek Logistics Partners, LP (the "Partnership") is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek") and its indirect subsidiary, Delek Logistics GP, LLC, which is our general partner ("GP" or "general partner"). Unless otherwise indicated or the context requires, "Delek" and "Sponsor" refer collectively to Delek and any of its subsidiaries, other than the Partnership, its subsidiaries and its general partner. In November 2012, the Partnership completed its initial public offering (the "Offering").

The Partnership's business primarily consists of the assets, liabilities and results of operations of certain crude oil and refined product pipelines and transportation, storage, wholesale marketing and terminalling assets which were previously owned, operated or held by Delek and certain of its present subsidiaries, including Delek Refining, Ltd. ("Delek Refining"), Delek Marketing & Supply, LLC ("Delek Marketing") and Lion Oil Company ("Lion Oil") and former subsidiaries, including Paline Pipeline Company, LLC ("Paline"), which is now a subsidiary of the Partnership. The Partnership also owns and/or operates assets that it acquired from unrelated third parties. However, Delek is our primary or sole customer for a substantial majority of our assets.

For accounting purposes, only the assets, liabilities, and results of operations of the assets mentioned above that were owned by these related parties prior to the completion of the Offering and contributed to the Partnership as part of the Offering are attributed to Delek Logistics Partners, LP Predecessor (the "DKL Predecessor").

Overview

The Partnership primarily owns and operates logistics and marketing assets for crude oil and intermediate and refined products. We generate revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil, for storing intermediate products and feed stocks, and for marketing, distributing, transporting and storing refined products. A substantial majority of our existing assets are both integral to and dependent on the success of Delek's refining operations and most of our assets are contracted exclusively to Delek in support of Delek's refineries in Tyler, Texas (the "Tyler Refinery") and El Dorado, Arkansas (the "El Dorado Refinery"). See "—Commercial Agreements" for a description of certain of such agreements. In addition to the services we provide to Delek, we also provide and generate substantial revenue and contribution margin from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with such third parties. See "—Commercial Agreements—Other Agreements with Third Parties."

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

Recent Developments

Paline Pipeline Capacity Reservation
Prior to the Partnership's acquisition of Paline, Paline had entered into a contract with an unrelated third party for such company to exclusively use 100% of the southbound capacity of our Paline Pipeline. This agreement expired by its terms on December 31, 2014. Effective January 1, 2015, we entered into two new agreements with unrelated third parties for use of capacity of the Paline Pipeline. Pursuant to the terms of the new agreements, these parties will each pay a fixed monthly fee allowing them the exclusive right to use their respective leased capacities on the pipeline, which account for a combined 35,000 bpd. The initial term of these agreements is for 18 months from January 1, 2015.
2014 Developments

Acquisitions

Trucking Assets Acquisition. On December 17, 2014, we completed the purchase of substantially all of the operating assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and other products by transport truck. The assets purchased from FTT primarily consisted of approximately 120 trucks and 200 trailers (the "FTT Assets"). The aggregate purchase price of the FTT Assets was approximately $11.5 million.

Terminal and Pipeline Acquisition. On October 1, 2014, we completed the purchase from an affiliate of Magellan Midstream Partners, L.P. of (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility"), and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System, which is a common carrier pipeline owned by a third party. The aggregate purchase price of the Greenville-Mount Pleasant Assets was approximately $11.1 million, including approximately $1.1 million in finished product inventory.

El Dorado Terminal and Tankage Acquisition. On February 10, 2014, the Partnership, through our subsidiary, Delek Logistics Operating, LLC ("OpCo"), completed a transaction with Lion Oil, pursuant to which OpCo acquired a refined products terminal, storage tanks and ancillary assets on and adjacent to the El Dorado Refinery from Lion Oil (the "El Dorado Acquisition"). The purchase price paid for the assets acquired was $95.9 million in cash. The assets acquired consist of the following:

•
The refined products terminal located at the El Dorado Refinery (the "El Dorado Terminal"), which consisted of a truck loading rack with three loading bays supplied by pipelines from storage tanks located at the El Dorado Refinery, along with certain ancillary assets. Total throughput capacity for the El Dorado Terminal is approximately 26,700 barrels per day ("bpd").

•
One hundred fifty-eight (158) storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels (such storage tanks and certain ancillary assets, the "El Dorado Storage Tanks"). The El Dorado Storage Tanks, together with the El Dorado Terminal, are sometimes hereinafter collectively referred to as the "El Dorado Terminal and Tank Assets."

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

In connection with the El Dorado Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Second Omnibus Amendment (as defined below), (iii) a throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets, (iv) a lease and access agreement, and (v) a site services agreement.
Second Omnibus Amendment. In connection with the Offering, the Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012 (the "Omnibus Agreement"). On July 26, 2013, in connection with the acquisition from Delek of the refined products terminal and 96 storage tanks and ancillary assets adjacent to the Tyler Refinery, the Partnership and the other parties entered into an amendment and restatement of the Omnibus Agreement (the "First Omnibus Amendment"), which was amended and restated on February 10, 2014, in connection with the El Dorado Acquisition (the "Second Omnibus Amendment").
Other Developments

Second Amended and Restated Credit Facility. We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid.  The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate ("CDOR"), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

Information About Our Segments

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) our pipelines and transportation segment and (ii) our wholesale marketing and terminalling segment. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 13, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Pipelines and Transportation Segment
Our pipelines and transportation segment consists of assets, including pipelines and trucks and ancillary assets, that provide crude oil gathering and crude oil, intermediate and finished products transportation and storage services primarily in support of the Tyler and El Dorado Refineries. Additionally, this segment provides crude oil and other products transportation services to certain unrelated third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices.
The tables below show the operating results for each of our operating systems. For the years ended December 31, 2014, 2013 and 2012, we present the results of both the Partnership and our Predecessors, as delineated in any notes accompanying the tables.
Lion Pipeline System. Our Lion Pipeline System is a system of common carrier pipelines that transport crude oil to, and refined products from, Delek's El Dorado Refinery. The pipelines in this system also have injection points where crude oil gathered from the SALA Gathering System is injected and then transported to the El Dorado Refinery. We do not charge an additional tariff for the transportation of these gathered crude oils over the Lion Pipeline System if a tariff has been charged for transportation on the SALA Gathering System. In addition, a pipeline within the Lion Pipeline System transports minimal crude oil for third parties pursuant to a common carrier tariff. We own substantially all of these pipelines but do lease from an unrelated third party, capacity on a portion of the Lion Pipeline System which runs from El Dorado, Arkansas to our terminal in Memphis, Tennessee. The Lion Pipeline System has crude oil storage tanks and facilities ancillary to the operation of the pipeline system. The Lion Pipeline System is capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery. The following table details certain operating data for our Lion Pipeline System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2014	2013	2012 (1)
Lion Pipeline System:
Crude Oil Pipelines (Non-gathered) (2)	47,906	46,515	46,027
Refined Products Pipelines to Enterprise System	53,461	49,694	45,220

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of the DKL Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

(2)	Excludes crude oil gathered on our SALA Gathering System and injected into our Lion Pipeline System.
SALA Gathering System. The SALA Gathering System is a system of common carrier pipelines that primarily gathers and transports crude oil and condensate that is purchased by Delek or a third party to whom Delek has assigned its rights, from various crude oil producers in Arkansas, Texas and Louisiana. In addition, the gathering system transports small volumes of crude oil that are received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are ultimately transported to the El Dorado Refinery for processing. In addition, a pipeline within the SALA Gathering System transports minimal crude oil for third party shippers pursuant to a common carrier tariff. The table below sets forth historical throughput information for the SALA Gathering System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2014	2013	2012 (1)
SALA Gathering System:
Throughput (average bpd):	22,656	22,152	20,747

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of the DKL Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

Paline Pipeline System. Our Paline Pipeline System runs from Longview, Texas to Nederland, Texas and was initially a northbound crude oil pipeline prior to the reversal of the pipeline in 2012. Prior to the Partnership's acquisition of Paline, Paline entered into a contract with an unrelated third party for such company to exclusively use 100% of the southbound capacity of our Paline Pipeline. This agreement expired by its terms on December 31, 2014. Effective January 1, 2015, we entered into two new agreements with unrelated third parties with respect to the pipeline. For a more thorough discussion of these agreements, please see "—Commercial Agreements—Other Agreements with Third Parties—Paline Pipeline System Capacity Reservation" of this Annual Report on Form 10-K. A three-mile portion of the Paline Pipeline System still runs northbound from Kilgore, Texas to Longview and transports crude oil for third parties pursuant to a common carrier tariff.
East Texas Crude Logistics System. Our East Texas Crude Logistics System is comprised of the Nettleton and McMurrey Pipelines and their related tank farms. The Nettleton Pipeline is used to transport crude oil from our tank farms in and around Longview, Texas to the Bullard Junction at the Tyler Refinery. The McMurrey Pipeline also begins at our tank farms in and around Longview, Texas and runs roughly parallel to the Nettleton Pipeline. The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

	Average Daily Throughput (bpd)
	Year Ended
		December 31,
	2014	2013	2012 (1)
East Texas Crude Logistics System (average bpd)	7,361	19,896	55,068
% of Tyler Refinery Crude Throughput	12.5%	34.1%	97.6%

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of the DKL Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

We have a pipelines and tankage agreement with Delek to provide throughput on the East Texas Crude Logistics System. However, in April 2013, a reconfigured pipeline system that is owned and operated by third parties began transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement, expiring in 2023, with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured pipeline system. As a result of the third parties' ability to transport crude oil on its reconfigured pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines fell below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek during the second quarter of 2013 and has remained below the minimum aggregate throughput requirements since that time. We expect crude oil volumes transported on our East Texas Crude Logistics System to continue to be below the minimum throughput requirement of 35,000 bpd for the foreseeable future. However, until November 2017, Delek is required under its commercial agreement with us, to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement. In 2013, to provide flexibility for our assets, we reconfigured a portion of the East Texas Crude Logistics System to be bi-directional, which enables it to transport crude oil from the west to Longview.
Tyler-Big Sandy Pipeline. The Tyler-Big Sandy Pipeline is essentially one pipeline link between the Tyler Refinery and the Partnership's terminal at Big Sandy, Texas that consists of the following two pipelines, which effectively connect at the Hopewell Station: (i) the Hopewell Pipeline, which originates at the Tyler Refinery and terminates at the Hopewell Station, and (ii) the Big Sandy Pipeline, which originates at the Hopewell Station and terminates at the Big Sandy Terminal.
Tyler Tank Assets. The Tyler Tank Assets consist of 96 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels. On July 26, 2013, in connection with the Tyler Acquisition, we and Delek entered into an eight-year throughput and tankage agreement with respect to the Tyler Terminal and Tank Assets. Under the agreement, Delek is subject to a $855,041 per month storage fee for the right to use the active shell capacity of the Tyler Storage Tanks, which fee is adjusted for inflation in July of each year. See "Commercial Agreements—Commercial Agreements in Connection with the Tyler Acquisition" for additional detail.
El Dorado Tank Assets. The El Dorado Tank Assets consist of 158 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels. On February 10, 2014, in connection with the El Dorado Acquisition, we and Delek entered into an eight-year throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets. Under the agreement, Delek is subject to a $1,319,641 per month storage fee for the right to use the active shell capacity of the El Dorado Storage Tanks, which fee is adjusted for inflation in July of each year. See "Commercial Agreements—Commercial Agreements in Connection with the El Dorado Acquisition" for additional detail.
Greenville-Mount Pleasant Pipeline and Greenville Storage Facility. The Greenville-Mount Pleasant Pipeline connects the Greenville Storage Facility and the Mount Pleasant Terminal. The Greenville Storage Facility has a total storage capacity of approximately 325,000 barrels and is connected to the Explorer Pipeline System.
FTT Trucking Assets. We own approximately 120 trucks and 200 trailers used to haul primarily crude oil and other products both for Delek and its affiliates and for third parties.

Wholesale Marketing and Terminalling Segment

Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products. As of December 31, 2014, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek. See "—Commercial Agreements—Commercial Agreements Entered Into in Connection with the Offering—Terminalling" and "—Commercial Agreements—Other Agreements with Third Parties." The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2014, 2013 and 2012, we present the results of both the Partnership and our Predecessors, as delineated in any notes accompanying the tables.
Wholesale Marketing
East Texas. Pursuant to a marketing agreement with Delek, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. See “—Commercial Agreements—Commercial Agreements Entered Into in Connection with the Offering—East Texas." The following table sets forth the historical sales volumes under this marketing agreement.

		Year Ended
		December 31,
	2014	2013	2012 (1)
Sales volumes (average bpd):	61,368	58,773	57,574

(1)
Sales volumes for the year ended December 31, 2012 include the throughputs of the DKL Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers for sale and exchange to third parties at our San Angelo and Abilene, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in west Texas are on a wholesale basis.
The majority of the petroleum products we sell in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products for sale at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. See “—Commercial Agreements—Other Agreements with Third Parties—West Texas."
The following table details the average aggregate daily number of barrels of refined products, and the margins associated with such products, that we sold in our west Texas wholesale operations for the periods indicated.

	Year Ended
		December 31,
	2014	2013	2012 (1)
Throughput (average bpd) (2)	16,707	18,156	16,523
Bulk Biofuels (3)	—	—	5,577
Gross margin (in thousands) (2)	$28,174	$12,420	$15,512
Gross margin per barrel (2)	$4.67	$2.12	$2.56

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of the DKL Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

(2)	Excludes bulk ethanol and biodiesel.

(3)
Prior to November 7, 2012, the DKL Predecessor also marketed bulk ethanol and biodiesel, beginning in the fourth quarter of 2011. Subsequent to November 7, 2012, we have not marketed bulk ethanol and biodiesel. Accordingly, these amounts are presented for the time period during which the DKL Predecessor marketed bulk biofuels.

Terminalling
We provide terminalling services for products to independent third parties and Delek through light products terminals in Nashville, Tennessee and Mount Pleasant, Texas and to Delek through our light products terminals in Memphis, Tennessee, Tyler, Texas, Big Sandy, Texas, El Dorado, Arkansas and North Little Rock, Arkansas. Delek has an agreement to use our Memphis, El Dorado, Tyler, Big Sandy and North Little Rock terminals. See “—Commercial Agreements—Commercial Agreements Entered Into in Connection with the Offering—Terminalling," “—Commercial Agreements—Commercial Agreements in Connection with the El Dorado Acquisition," “—Commercial Agreements—Commercial Agreements in Connection with the Tyler Acquisition" and “—Commercial Agreements—Other Agreements with Delek.” The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended
	December 31,
	2014	2013	2012 (1)
Throughput (average bpd):
Big Sandy, TX (2)	1,760	—	—
Memphis, TN	9,616	9,575	10,334
Nashville, TN	6,376	6,270	5,086
Tyler, TX (3)	61,501	55,686	—
El Dorado, AR (4)	9,807	—	—
North Little Rock, AR (5)	7,324	3,907	—
Mount Pleasant, TX (6)	417	—	—
Total (average bpd)	96,801	75,438	15,420

(1)
Throughputs for the year ended December 31, 2012 include the throughputs of the DKL Predecessor from January 1, 2012 through November 6, 2012 and those of the Partnership for the period beginning November 7, 2012 through December 31, 2012.

(2)
The Big Sandy Terminal was acquired by Delek Marketing-Big Sandy, LLC on February 7, 2012. The terminal was idle during the year ended December 31, 2012 and for the majority of the year ended December 31, 2013.

(3)	Throughputs for the year ended December 31, 2013 are for the 159 days the Partnership owned the Tyler Terminal in 2013.

(4)	Throughputs for the year ended December 31, 2014 are for the 324 days the Partnership owned the El Dorado Terminal in 2014.

(5)	Throughputs for the year ended December 31, 2013 are for the 69 days the Partnership owned the North Little Rock Terminal in 2013.

(6)	Throughputs for the year ended December 31, 2014 are for the 92 days the Partnership operated the Mount Pleasant Terminal in 2014.

Commercial Agreements
Commercial Agreements Entered Into in Connection with the Offering
The Partnership entered into various long-term, fee-based commercial agreements with Delek at the completion of the Offering. Except where noted, each of these agreements, described below, became effective on November 7, 2012, concurrent with the completion of the Offering. Each of these agreements includes minimum quarterly volume or throughput commitments. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in the Federal Energy Regulatory Commission ("FERC") oil pipeline index or, in the case of the east Texas marketing agreement, to the consumer price index and, in the case of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets, to other inflation-based indices; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted. Exceptions to this requirement that Delek make minimum payments under a given agreement can exist if (i) there is an event of force majeure affecting our asset, or (ii) after the first three years of the applicable commercial agreement's term (a) there is an event of force majeure affecting the applicable Delek asset or (b) if Delek shuts down the applicable refinery upon giving 12 months' notice, which such notice may only be given after the first two years of the applicable commercial agreement's term. In addition, Delek may terminate any of these agreements under certain circumstances.
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
Each of the Partnership's commercial agreements with Delek entered into at the completion of the Offering, other than the marketing agreement described under "—East Texas," has an initial term of five years, which may be extended at the option of Delek for up to two additional five-year terms. The marketing agreement has an initial term of ten years and may be renewed annually thereafter.
Lion Pipeline and SALA Gathering Systems. We entered into a pipelines and storage facilities agreement with Delek under which we provide transportation and storage services to the El Dorado Refinery for crude oil and finished products. Under this pipelines and storage facilities agreement, Delek is obligated to meet certain minimum aggregate throughput volumes on the pipelines of our Lion Pipeline System and our SALA Gathering System as follows:

•
Lion Pipeline System. The minimum throughput commitment on the Lion Pipeline System crude oil pipelines is an aggregate of 46,000 bpd (on a quarterly average basis) of crude oil shipped on the El Dorado, Magnolia and rail connection pipelines, other than crude oil volumes gathered on our SALA Gathering System, at a current tariff rate of $0.92 per barrel. For the Lion Pipeline System refined products pipelines, the minimum throughput commitment is an aggregate of 40,000 bpd (on a quarterly average basis) of diesel or gasoline shipped on these pipelines at a current tariff rate of $0.109 per barrel.

•
SALA Gathering System. The minimum throughput commitment is an aggregate of 14,000 bpd (on a quarterly average basis) of crude oil transported on the SALA Gathering System at a current tariff rate of $2.44 per barrel. Volumes initially gathered on the SALA Gathering System before injection into the Lion Pipeline System are not subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

For a discussion of a third party's involvement in this agreement, see "—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement."
East Texas Crude Logistics System. We entered into a pipelines and tankage agreement with Delek pursuant to which we provide crude oil transportation and storage services for the Tyler Refinery. This agreement replaced the pipelines and tankage agreement between Delek and the DKL Predecessor. Under the current pipelines and tankage agreement, Delek is obligated to meet minimum aggregate throughput volumes of crude oil of at least 35,000 bpd, calculated on a quarterly average basis, on our East Texas Crude Logistics System for a current transportation fee of $0.43 per barrel. For any volumes in excess of 50,000 bpd, calculated on a quarterly average basis, Delek is required to pay an additional fee currently at $0.21 per barrel. In addition, Delek pays a current storage fee of $271,640 per month for the use of our crude oil storage tanks along our East Texas Crude Logistics system.

East Texas. We entered into a marketing agreement with Delek pursuant to which we market 100% of the output of the Tyler Refinery, other than jet fuel and petroleum coke. This agreement replaced the marketing agreement between Delek and the DKL Predecessor and has a ten-year initial term and automatically renews annually thereafter unless notice is given by either party ten months prior to the end of the then current term. Under the marketing agreement, Delek is obligated to make available to us for marketing and sale at our Tyler Terminal and/or our Big Sandy Terminal an aggregate amount of refined products of at least 50,000 bpd, calculated on a quarterly average basis. In exchange for our marketing services, Delek pays us a current base fee of $0.62 per barrel of products it sells. In addition, Delek has agreed to pay us 50% of the margin, if any, above an agreed base level generated on the sale as an incentive fee, provided that the incentive fee shall not be less than $175,000 nor greater than $500,000 per quarter.

Terminalling. We entered into two, five-year terminalling services agreements pursuant to which Delek pays us fees for providing terminalling and other services to Delek at our Memphis and Big Sandy terminals, as well as for storing product at our Big Sandy Terminal. The minimum throughput commitments under these agreements are 10,000 bpd (on a quarterly average basis) for the Memphis terminal, representing approximately 75% of maximum loading capacity, and 5,000 bpd (on a quarterly average basis) for the Big Sandy Terminal, representing approximately 55% of maximum loading capacity, in each case currently at a fee of $0.54 per barrel. Delek is also subject to a current fee of $54,280 per month for the right to store product at our Big Sandy Terminal. For a discussion of a third party's involvement in the terminalling agreement relative to our Memphis terminal, see "—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement."

Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline). In connection with the acquisition of the Hopewell Pipeline on July 25, 2013, we entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) with Delek, which amended and restated the Terminalling Services Agreement (Big Sandy Terminal) dated November 7, 2012 to include, among other things, a minimum throughput commitment and a per-barrel throughput fee that Delek must pay us for throughput along the Tyler-Big Sandy Pipeline. Pursuant to the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), Delek is obligated to throughput a minimum aggregate volume of at least 5,000 bpd through the Tyler-Big Sandy Pipeline, calculated on a quarterly average basis, and to pay a current transportation fee of $0.54 per barrel for volumes shipped on the pipeline in addition to its terminal throughput obligations, regardless of the fact that the Tyler-Big Sandy Pipeline was not operational until the fourth quarter of 2013. The term of the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) expires on November 6, 2017.

Commercial Agreements in Connection with the El Dorado Acquisition
El Dorado Throughput and Tankage Agreement. On February 10, 2014, in connection with the El Dorado Acquisition, Lion Oil, OpCo and, for limited purposes, J. Aron & Company ("J. Aron"), entered into the El Dorado Throughput and Tankage Agreement. Under the El Dorado Throughput and Tankage Agreement, OpCo provides Lion Oil with throughput and storage services in return for payment of throughput and storage fees. During each calendar quarter, Delek is obligated to throughput an aggregate amount of at least 11,000 bpd of certain refined products through the El Dorado Terminal at a current throughput fee of $0.51 per barrel (the "El Dorado Throughput Fee"). Delek is also subject to a current fee of $1,319,641 per month for the right to use the active shell capacity of the El Dorado Storage Tanks. The throughput and storage fees under this agreement with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. The initial term of the El Dorado Throughput and Tankage Agreement is eight years, and Lion Oil, at its sole option, may extend the term for up to two renewal terms of four years each. If Delek does not throughput the aggregate amounts equal to the minimum throughput commitments described above during any calendar quarter, Delek must pay us a shortfall payment equal to the shortfall volume multiplied by the El Dorado Throughput Fee. Effective February 10, 2014, Lion Oil assigned to J. Aron its rights to use and transport materials through the El Dorado Terminal and Tank Assets until the expiration of Lion Oil’s amended and restated supply and offtake agreement with J.

Aron, which is discussed more fully below. Despite the assignment, Lion Oil still retains certain rights and obligations under the El Dorado Throughput and Tankage Agreement.
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
Commercial Agreements in Connection with the Tyler Acquisition

Tyler Throughput and Tankage Agreement. On July 26, 2013, in connection with the Tyler Acquisition, we and Delek entered into the Tyler Throughput and Tankage Agreement. Under the Tyler Throughput and Tankage Agreement, we provide Delek with throughput and storage services in return for payment of throughput and storage fees. During each calendar quarter, Delek is obligated to throughput an aggregate amount of at least 50,000 bpd of certain refined products through the Tyler Terminal at a current throughput fee of $0.36 per barrel (the "Tyler Throughput Fee"). Delek is also subject to a current fee of $855,041 per month for the right to use the active shell capacity of the Tyler Storage Tanks. The throughput and storage fees under this agreement with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. The initial term of the Tyler Throughput and Tankage Agreement is eight years and Delek, at its sole option, may extend the term for up to two renewal terms of four years each. If Delek does not throughput the aggregate amounts equal to the minimum throughput commitments described above during any calendar quarter, Delek must pay us a shortfall payment equal to the shortfall volume multiplied by the Tyler Throughput Fee.

As set forth in the agreement, we are obligated to maintain certain throughput and storage capacities. Failure to meet such obligations may result in a reduction of fees payable by Delek to us under the agreement.

Tyler Lease and Access Agreement. In connection with the Tyler Acquisition, we and Delek entered into the Tyler Lease and Access Agreement (the "Tyler Lease"). Under the Tyler Lease, we lease from Delek the real property on which the Tyler Terminal and Tank Assets are located. The lease has an initial term of 50 years with automatic renewal for up to four successive 10-year periods thereafter.

Tyler Site Services Agreement. In connection with the Tyler Acquisition, we and Delek also entered into the Tyler Site Services Agreement. Under the Tyler Site Services Agreement, Delek provides us with shared use of certain services, materials and facilities that are necessary to operate and maintain the Tyler Terminal and Tank Assets as currently operated and maintained. The term of the Tyler Site Services Agreement is co-terminous with the Tyler Lease discussed above.
Other Agreements with Delek
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek:
Second Amended and Restated Omnibus Agreement. On July 26, 2013, in connection with the Tyler Acquisition, the Partnership and the other parties entered into the First Omnibus Amendment, which was then amended and restated by the Second Omnibus Amendment on February 10, 2014, in connection with the El Dorado Acquisition.
The Second Omnibus Amendment includes, among other things, (i) modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) an increase in the annual administrative fee payable by us to Delek under the Omnibus Agreement from $3.0 million to $3.3 million as of the date of the Second Omnibus Amendment for general corporate and administrative services. For more information regarding the Second Omnibus Amendment, see “Recent Developments—El Dorado Terminal and Tankage Acquisition.”

Under the Second Omnibus Amendment, Delek has agreed to reimburse us for (i) certain expenses that we incur for inspections, maintenance and repairs to any storage tanks we acquired in the El Dorado Acquisition to cause such storage tanks to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to most of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years, and (iii) certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts.
North Little Rock Terminalling Agreement. On October 24, 2013, we purchased the North Little Rock Terminal from Enterprise Refined Products Company LLC. On the same date, we entered into an eight-year terminalling services agreement, pursuant to which Delek pays us fees for providing terminalling and other services at the North Little Rock Terminal, and for storing product at the terminal. The minimum throughput commitments under this agreement are currently 8,100 bpd (on a quarterly average basis) at a fee of $0.235 per barrel and a storage fee of $64,001 per month. Pursuant to the agreement, we may, but are not required to, complete certain capital projects in two phases in order to support and enhance blending activities and increase throughput capacity at the terminal. Upon completion of both phases of the capital projects, the minimum throughput fee will decrease to $0.22 per barrel, while the storage fee will increase to $99,000 per month and Delek’s minimum throughput commitment will increase to 15,500 bpd (on a quarterly average basis). For a discussion of a third party's involvement in this agreement, see "—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement."
Memphis Pipeline Agreement. We lease from an unrelated third party capacity on a portion of the Lion Pipeline System, which runs from El Dorado, Arkansas to our terminal in Memphis, Tennessee. We entered into a throughput agreement with Delek under which we provide transportation services from the El Dorado Refinery to the Memphis terminal for finished products. The minimum throughput commitments under this agreement are an aggregate of 10,959 bpd (on a quarterly average basis) of finished products shipped on the pipeline, at a current tariff rate of $1.32 per barrel.
Other Agreements with Third Parties
Paline Pipeline System Capacity Reservation. Prior to the Partnership's acquisition of Paline, Paline entered into a contract with an unrelated third party for such company to exclusively use 100% of the southbound capacity of our Paline Pipeline. This agreement expired by its terms on December 31, 2014. Effective January 1, 2015, we entered into two new agreements with unrelated third parties for use of capacity of the Paline Pipeline. Pursuant to the terms of the new agreements, these third parties will each pay a fixed monthly fee allowing them the exclusive right to use their respective leased capacities on the pipeline, which account for a combined 35,000 bpd. The initial term of these agreements is 18 months from January 1, 2015.
West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers for sale and exchange to third parties at our San Angelo and Abilene, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in west Texas are on a wholesale basis. The majority of the petroleum products we sell in west Texas are purchased from Noble Petro. Under the terms of the Abilene Contract with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products. Under this contract, we purchase petroleum products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. Under this arrangement, we have limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. The Abilene Contract expires in December 2017 and does not have a renewal option.

Delek's Crude Oil and Refined Products Supply and Offtake Arrangement

Pursuant to an arrangement with Delek and Lion Oil, to which we are not a party, J. Aron acquires and holds title to substantially all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System and the SALA Gathering System. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado Storage Tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals, and (iii) our throughput and tankage agreement relating to the El Dorado Terminal and Tank Assets. Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, the Memphis and North Little Rock terminals and the El Dorado Terminal and Tank Assets, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek whereby J. Aron sells the product back to Delek, J. Aron is technically our primary customer under each of these agreements. J. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2017, and J. Aron will pay us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron will not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil and refined products through our facilities, but J. Aron's throughput will be credited toward Lion Oil's minimum throughput commitments. Accordingly, Lion Oil will be responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

Customers

We are dependent upon Delek as our primary customer and the loss of Delek as a customer would have a material adverse effect on both of our operating segments. We derive a substantial majority of our gross margin, which is defined as net sales less cost of goods sold, from fee-based commercial agreements with Delek or as a direct result of its operations. See "—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." For more information pertaining to these agreements, please see "—Commercial Agreements." We also have other customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators.

Major Customers
Sunoco LP accounted for 23.3%, 17.7% and 17.5% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Delek accounted for 13.6%, 8.6% and 23.1% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. However, we believe that gross margin is a better measure of performance of our business than revenue, particularly in our wholesale marketing and terminalling segment, as total revenue varies with the price of the underlying product, such as a gallon of finished product. Accordingly, we believe that, for the purpose of evaluating our business on a customer-specific basis, gross margin is a more accurate indicator to reflect the importance of certain customers to our operations. Delek, directly or indirectly, accounted for 76.6%, 79.5%, and 71.1% of our gross margin for the years ended December 31, 2014, 2013 and 2012, respectively.
Competition

Pipelines and Transportation

Our business in this segment primarily consists of gathering, transporting and storing crude oil, intermediate and finished products for Delek and third parties, especially other refiners. This business is very competitive. We face competition for the transportation and storage of crude oil from other pipeline owners whose pipelines or storage facilities (i) may have a location advantage over our pipelines or storage facilities, (ii) may be able to transport or store more desirable crude oil to Delek or to third parties, (iii) may be able to transport or store crude oil or finished product at a lower rate, or (iv) may be able to store more crude oil or finished product than we can. In addition, Delek's or any of our third-party customers' wholesale customers could reduce their purchases of refined products due to the increased availability of more competitively priced product from other refiners or suppliers or for other reasons. Any or all such factors could cause Delek or our third-party customers to reduce throughput at their respective facilities, reduce throughput to a level that is below the minimum throughput commitments established in any contracts we may have with them, or determine not to renew such contracts when the term expires.
As a result of our physical integration with Delek's El Dorado Refinery and our contractual relationships with Delek relative to the El Dorado Refinery, we do not believe that we will face significant competition for the transportation of crude oil or refined products to or from the El Dorado Refinery, particularly during the term of our Lion Pipeline System and SALA Gathering System agreements with Delek. See "—Commercial Agreements—Commercial Agreements Entered Into in Connection with the Offering—Lion Pipeline and SALA Gathering Systems."
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
With respect to the marketing services we provide to Delek's Tyler Refinery, as a result of our exclusive 10-year agreement with Delek to market 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke), we do not believe that we will face significant competition for these services from third parties. In addition, as a result of our physical integration with the Tyler Refinery and our contractual relationships with Delek relative to the Tyler Refinery, we do not believe that we will face significant competition for the storage or throughput of intermediate or refined products at the Tyler Refinery, particularly during the term of our agreements with Delek. See "—Commercial Agreements—Commercial Agreements in Connection with the Tyler Acquisition." Should Delek's wholesale customers, however, reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell under the aforementioned agreement could decrease below the minimum volume commitment under the contract. Delek's Tyler Refinery is the only full-range product supplier within 100 miles; therefore, we believe its location gives the Tyler Refinery a natural advantage over more distant competitors.

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

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas and Louisiana; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities. In particular, and without limitation, the Greenville-Mount Pleasant Pipeline currently operates as a common carrier subject to regulation by the Railroad Commission of Texas.

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
Department of Transportation
The Pipeline and Hazardous Materials Safety Administration ("PHMSA") of the United States Department of Transportation ("DOT") regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products and other hazardous liquids pipelines and certain tank facilities. These requirements are complex, subject to change and, in certain cases, can be costly to comply with. We believe our operations are in substantial compliance with these regulations but cannot assure you that future requirements will not require substantial expenditures on our part to remain in compliance. Moreover, certain of these rules are difficult to insure adequately and we cannot assure you that we will have adequate insurance to address damages from any noncompliance.
The United States Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (or Pipeline Safety Act) was enacted on January 3, 2012, pursuant to which the maximum civil penalties for certain violations were increased from $100,000 to $200,000 per violation per day, and from a total cap of $1 million to $2 million. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We believe any additional requirements resulting from these directives will not impact us differently than our competitors. We intend to work closely with our industry associations to participate with and monitor DOT-PHMSA's efforts.
The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.
Environmental Health and Safety

We are subject to various federal, state and local environmental and safety laws enforced by a number of regulatory agencies, including the United States Environmental Protection Agency ("EPA"), the United States Department of Transportation / Pipeline and Hazardous Materials Safety Administration, the United States Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality, the Louisiana Oil Spill Coordinating Office, the Louisiana Department of Environmental Quality, the Louisiana Department of Wildlife and Fisheries and the Tennessee Department of Environment and Conservation as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, storage tanks and related operations, and may be subject to revocation, modification and renewal.

These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. We also may become subject to environmental and safety exposure related to assets we may acquire from time to time as part of our ongoing growth strategy. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements as well as evolving interpretations and more strict enforcement of existing laws and regulations.

Employees
We have no employees. Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates, and we believe that our general partner and its non-Partnership affiliates have a satisfactory relationship with those employees.

Seasonality and Customer Maintenance Programs
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic, while demand for asphalt products, which is a substantial product of Delek's El Dorado Refinery, is lower in the winter months. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We, believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

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
Risks Relating to Our Business
Delek, directly or indirectly, accounts for a substantial majority of our margins. Therefore, we are indirectly subject to the business risks of Delek. If Delek changes their business strategy, fails to satisfy their obligations under our commercial agreements for any reason or significantly reduces the volumes transported through our pipelines or handled at our terminals or its use of our marketing services, our revenues, and, consequently, our margins would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.
Delek, directly or indirectly, accounted for 76.6%, 79.5% and 71.1% of our gross margin for the years ended December 31, 2014, 2013 and 2012, respectively. Delek is, effectively, through its supply and offtake agreement with its assignee, J. Aron, the principal customer for our Lion Pipeline System, our SALA Gathering System and our Memphis and North Little Rock terminals. Delek is the only customer for our Tyler Terminal and Tank Assets, our East Texas Crude Logistics System, our Big Sandy Terminal and our Tyler-Big Sandy Pipeline and effectively, through its supply and offtake agreement with J. Aron, is our only customer for our El Dorado Terminal and Tank Assets. See "Item 1—Business—Commercial Agreements—Commercial Agreements Entered Into in Connection with the Offering," "—Commercial Agreements—Commercial Agreements in Connection with the Tyler Acquisition" and "—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." Delek is also a primary customer of our trucking business. As we expect to continue to derive the substantial majority of our margins from Delek, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek’s assignees, including without limitation, J. Aron. If Delek were to significantly decrease, or cause the significant decrease of, the throughput transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek’s management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek’s or its assignees' financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek and its assignees, including, but not limited to, the following:

•	the risk of contract cancellation, non-renewal or failure to perform by Delek’s customers, and Delek’s inability to replace such contracts, customers and/or revenues;

•	disruptions due to equipment interruption or failure at Delek’s facilities, or at third-party facilities on which Delek’s business is dependent;

•	the timing and extent of changes in commodity prices and the resulting demand for Delek’s refined products, and the availability and costs of crude oil and other refinery feedstocks;

•	the effects of economic downturns on Delek’s business and the business of its suppliers, customers, business partners and lenders;

•	Delek’s ability to remain in compliance with its supply and offtake arrangement with J. Aron;

•	Delek’s ability to remain in compliance with the terms of its outstanding and any future indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil and refined product inventory levels and carrying costs.
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
Furthermore, conflicts of interest may arise between Delek and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. We have no control over Delek or our general partner, and Delek may elect to pursue a business strategy or make other decisions that do not favor us or our business. Please see “—Risks Relating to Our Partnership Structure—Our general partner and its affiliates, including Delek, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.”
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to holders of our common and subordinated units.
In order to pay the minimum quarterly distribution of $0.375 per unit, or $1.50 per unit on an annualized basis, we will require available cash of approximately $9.5 million per quarter, or $37.8 million per year, based on the number of common, subordinated and general partner units that were outstanding at December 31, 2014 and the phantom units with distribution equivalent rights that have been awarded to the independent directors of our general partner and certain key employees of our affiliates pursuant to our long-term incentive plan. We may not have sufficient available cash each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of crude oil and refined products we handle;

•	our entitlement to payments associated with minimum volume commitments;

•	the rates and terminalling and storage fees we charge for the volumes we handle;

•	the margins generated on the refined products we market or sell;

•	timely payments by our customers;

•
the level of our operating, maintenance and general and administrative expenses, including the administrative fee under the Second Omnibus Amendment and reimbursements to Delek for services provided to us; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures we make and the timely reimbursement by Delek for any such expenditures for which it is required to reimburse us under the Second Omnibus Amendment;

•	the cost of consummating or attempting to consummate acquisitions, if any;

•	successful integration of any acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions on distributions contained in our debt agreements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
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
Our logistics and marketing operations are subject to all of the risks and operational hazards inherent in gathering, transporting and storing crude oil and intermediate and refined and other products, including:

•
mechanical or structural failures with respect to our assets, at our facilities or with respect to third-party assets or facilities on which our operations are dependent, including Delek’s assets or facilities;

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
Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection, pipeline integrity and safety that could require us to make substantial expenditures.
Our assets and operations involve the transportation and storage of crude oil and products, which is subject to increasingly stringent federal, state, and local laws and regulations related to protection of the environment and pipeline integrity that require us to comply with various safety requirements regarding the design, installation, testing, construction, and operational management of our pipeline systems and storage facilities. These regulations have raised operating costs for the crude oil and products industry and compliance with such laws and regulations may cause us and Delek to incur potentially material capital expenditures associated with the construction, maintenance, and upgrading of equipment and facilities. Environmental laws and regulations, in particular, are subject to frequent change, and many of them have become and will continue to become more stringent.
Transportation and storage of crude oil and products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. We have experienced several releases and spills from our facilities since the Offering and are subject to ongoing remediation and/or monitoring projects. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable bodies of water involves inherent risks (including risks of spills) and could subject us to the provisions of the Oil Pollution Act of 1990 (the “Oil Pollution Act”) and similar state environmental laws should a spill occur from our pipelines. Among other things, the Oil Pollution Act requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove to the maximum extent practicable a “worst case discharge.” While our plans are designed to mitigate environmental impacts, such plans may not protect us from all liability associated with the discharge of crude oil or products into navigable waters.
With respect to the releases that have occurred, or for an event that occurs or is discovered in the future, whether in connection with any of our pipelines or storage facilities, or any other facility to which we send or have sent waste or by-products for treatment or disposal, or a facility or assets that we may acquire from time to time as part of our ongoing growth strategy, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, we will be subject to an aggregate deductible of $250,000, to the extent we are entitled to indemnification for environmental liabilities, before we are entitled to indemnification from Delek for certain environmental liabilities under the Second Omnibus Amendment. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance. Our failure to comply with these or any other environmental, pipeline integrity or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition or results of operations.
Significant portions of our pipeline systems and storage facilities have been in service for several decades. There could be service interruptions due to failures, unknown events or other conditions or increased maintenance or repair expenses and downtime associated with our pipelines and storage facilities that could have a material adverse effect on our business and results of operations.
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

Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Our commercial agreements with Delek and third parties provide that the counterparty may suspend, reduce or terminate its obligations to us under the applicable agreement, including the requirement to pay the fees associated with the applicable minimum volume commitments, in the event of (i) a material breach of the agreement by us, (ii) in the case of Delek, Delek deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, or (iii) the occurrence of certain force majeure events that would prevent us or the third party from performing our or its obligations under the applicable agreement. As defined in our commercial agreements, force majeure events may include any acts or occurrences that prevent services from being performed either by us or such third party under the applicable agreement, such as:

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
Our counterparties have the discretion in certain circumstances to decide to suspend, reduce or terminate their obligations under our commercial agreements notwithstanding the fact that their decisions may significantly and adversely affect us.
Accordingly, there exists a broad range of events that could result in our no longer being able to utilize our pipelines or terminals and Delek or its assignee no longer having an obligation to meet its minimum volume commitments or pay the amounts otherwise owing under the applicable agreement. Furthermore, a single event relating to one of Delek’s refineries could have such an impact on multiple of our commercial agreements with Delek or its assignee. Any reduction, suspension or termination of any of our commercial agreements could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with it, our ability to make distributions to our unitholders may be impaired.
Delek is not obligated to use, or to pay us with respect to our services for volumes of crude oil or refined products in excess of the minimum volume commitments under the various commercial agreements with us. During refinery turnarounds, which typically last 30 to 60 days and are performed every three to five years, and during other planned or unplanned maintenance periods, Delek may only satisfy its minimum volume commitments during such periods with respect to our assets that serve the refinery. In addition, the initial terms of Delek’s obligations under those agreements range from five to ten years unless earlier terminated as described above, with Delek having the option to renew. Some of these agreements expire in November 2017. If Delek fails to use our services for volumes of crude oil or refined products in excess of the minimum volume commitments or fails to use our facilities and services after expiration of those agreements, or if Delek terminates those agreements prior to their expiration, and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be impaired.
A material decrease in the refining margins at either of Delek’s refineries could materially reduce the volumes of crude oil or refined products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
The volumes of crude oil and refined products that we transport and refined products that we market depend substantially on Delek’s refining margins. Refining margins are dependent mostly upon the price of crude oil or other refinery feedstocks and the price of refined products. These prices are affected by numerous factors beyond our or Delek’s control, including the dynamics of global supply and demand for crude oil, gasoline and other refined products. The impact of low refined product demand may be further compounded by excess global refining capacity and high inventory levels.
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
In order to maintain or increase production levels at Delek’s refineries, Delek must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significant impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on Delek as a customer. Accordingly, in addition to risks related to accessing, transporting and storing crude oil and refined products, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

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
We believe that a substantial majority of our contribution margin for the foreseeable future will be derived from the operation of our pipelines, gathering systems and terminal and storage facilities that support the Tyler and El Dorado Refineries and are primarily located in Arkansas and Texas and, to a lesser degree, Tennessee. Any event that renders either Delek refinery temporarily or permanently unavailable would likely have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of multiple commercial agreements in the affected geographic area. In addition, during planned maintenance periods or a refinery turnaround, we expect that Delek or its assignee may only satisfy its minimum volume commitments with respect to our assets that serve such refinery. Please see “—Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” and “—If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek, our ability to make distributions to our unitholders may be impaired.”
Our ability to expand may be limited if Delek’s business does not grow as expected.
Part of our growth strategy depends on the growth of Delek’s business. For example, in our terminals and storage business, we believe our growth will be driven in part by identifying and executing organic expansion or new construction projects that will result in increased or new throughput volumes from Delek, its assignees and third parties. Our organic growth opportunities will be limited if Delek is unable to acquire new assets for which our execution of organic projects is needed. Additionally, if Delek focuses on other growth areas that our business does not serve or does not make capital expenditures to fund the organic growth of its operations, we may not be able to fully execute our growth strategy.

We may not be able to significantly increase or retain our third-party revenue due to competition and other factors, which could limit our ability to grow and may increase our dependence on Delek.
Our ability to increase our third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. Under our commercial agreements with Delek, we may not provide service to third parties (other than to certain permitted assignees) on our Lion Pipeline System, SALA Gathering System or East Texas Crude Logistics System, or at our Memphis, Tyler, El Dorado, North Little Rock or Big Sandy terminals, without Delek’s consent, subject to limited exceptions. Furthermore, to the extent that we have capacity at our refined products terminals available for third-party volumes, competition from other existing or future refined products terminals owned by our competitors may limit our ability to utilize this available capacity.
We can provide no assurance that we will be able to retain or attract material third-party revenues. For example, we may not be able to extend or replace agreements we recently entered into with our customers with respect to the Paline Pipeline, which agreements only have an initial term of 18 months from January 1, 2015. Our efforts to establish our reputation and attract new unaffiliated customers may be adversely affected by our relationship with Delek and our desire to provide services pursuant to fee-based contracts. Our potential third-party customers may prefer to obtain services under contracts through which we could be required to assume direct commodity exposure.
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
In order to expand our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. We will be required to use cash from our operations or incur borrowings or sell additional limited partner units or interests in order to fund our expansion capital expenditures. Using cash from operations will reduce cash available for distribution to our common unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering as well as the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. Moreover, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We are insured under the property, liability and business interruption insurance policies of Delek, subject to the deductibles and limits under those policies. To the extent Delek experiences losses under the insurance policies, the limits of our coverage may be decreased. In addition, we are not insured against all potential losses, costs or liabilities. For example, our insurance carrier is contesting payment in connection with a release from one of our pipelines. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because Delek’s business interruption policy does not cover losses for the first 21, 30, 45 or 60 days of the interruption, depending on the facility covered, a significant part or all of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we have recently experienced releases on several of our pipelines. As a result of these releases and for other reasons, we cannot be assured that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
If third-party pipelines, terminals or other facilities interconnected to our pipeline systems or terminals become partially or fully unavailable, or if we are unable to fulfill our contractual obligations, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
Our pipelines and terminals connect to other pipelines, terminals and facilities owned and operated by unaffiliated third parties, including ExxonMobil Corporation, Phillips 66, Enterprise Products Partners L.P. and others. The continuing operation of such third-party pipelines, terminals and other facilities is not within our control. For example:

•	a substantial majority of the El Dorado Refinery’s finished product output is shipped on our Lion Pipeline System directly to the Enterprise TE Products Pipeline and its related terminal; and

•	all of the southbound volumes to be shipped on our Paline Pipeline System are delivered through a third-party terminal.
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
In our west Texas wholesale marketing business, we sell refined products produced by refineries owned by unaffiliated third parties. We receive a majority of our supply in west Texas under one contract and the remainder of the barrels are spot purchased from various suppliers. We could experience an interruption or termination of supply or delivery of refined products if our suppliers partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. A reduction in the volume of refined products supplied to our wholesale business would likely adversely affect our sales and profitability.
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
Our revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;

•	incur certain liens on assets;

•	dispose of assets;

•	make certain cash distributions or redeem or repurchase units;

•	change the nature of our business;

•	engage in certain mergers or acquisitions;

•	make certain investments (including joint ventures) and acquisitions; and

•	enter into non arms-length transactions with affiliates.
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
As of December 31, 2014, we had approximately $251.8 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility. Our level of debt could have important consequences to us, including the following:

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

Delek’s level of indebtedness, the terms of its borrowings and any potential future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our ability to obtain credit in the future and our potential future credit rating may also be affected by Delek’s level of indebtedness and creditworthiness.
Delek must devote a substantial portion of its cash flows from operations to service its debt and lease obligations, thereby reducing the availability of its cash flows to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities that would expand its needs for logistics operations. Furthermore, a higher level of indebtedness at Delek increases the risk that it may default on its obligations, including under its commercial agreements with us. The covenants contained in the agreements governing Delek’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, Delek’s indebtedness requires that any transactions it enters into with us must be on terms no less favorable to Delek than those that could have been obtained with an unrelated person. There is also the risk that if Delek were to default under certain of its debt obligations, Delek’s creditors would attempt to assert claims against our assets during the litigation of their claims against Delek. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of its credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $300.0 million at any time outstanding, which amount is subject to increase for (i) certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and (ii) certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the Partnership and our subsidiaries and debt under certain types of contingent obligations. Please see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Agreements Governing Certain Indebtedness of Delek.” Due to its ownership and control of our general partner, Delek has the ability to prevent us from taking actions that would cause Delek to violate any covenants in its credit arrangements, or otherwise to be in default under any of its credit arrangements. In deciding whether to prevent us from taking any such action, Delek will have no fiduciary duty to us or our unitholders. Delek’s compliance with the covenants in its credit arrangements may restrict our ability to undertake certain actions that might otherwise be considered beneficial, including borrowing under our credit facility.
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
None of our or Delek’s debt is presently rated by any credit rating agencies. If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage or any future credit rating of Delek, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. may consider the leverage and credit profile of Delek and its affiliates because of their ownership interest in and control of us and because Delek accounts for a substantial majority of our contribution margin. Any adverse effect on our potential credit rating would likely increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.
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
The Second Omnibus Amendment provides us with a right of first offer on certain of Delek’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions and time limitations. The consummation and timing of any future acquisitions pursuant to this right will depend on, among other things, Delek’s willingness to offer such assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Delek is under no obligation to accept any offer that we may choose to make. In addition, we may decide not to exercise our right of first offer if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Delek at any time in the event that it no longer controls our general partner.
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
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in cash flow. If we are unable to make acquisitions from Delek or third parties, because we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders may be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;

•	the assumption of known or unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	ineffective or poor integration of such acquisitions;

•	unforeseen difficulties operating multi-customer and product assets in new product areas or new markets; and

•	customer or key employee losses at the acquired businesses.
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
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of improper assumptions regarding the new assets, unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition, if at all. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
We may incur significant costs and liabilities as a result of pipeline integrity management programs or safety standards and related repairs.
Certain of our pipeline facilities are subject to the pipeline safety regulations of the Pipeline and Hazardous Materials Safety Administration ("PHMSA") at the United States Department of Transportation (the "DOT"). PHMSA regulates the design, construction, testing, operation, maintenance and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities.
PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for hazardous liquids pipelines located where a leak or rupture could affect “high consequence areas” that are populated or environmentally sensitive areas. PHMSA has also issued regulations that subject certain rural low-stress hazardous liquids pipelines to the integrity management requirements. The integrity management regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
PHMSA also carries out the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, imposed new emergency response and incident notification requirements and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.
We may incur significant costs and liabilities associated with compliance with pipeline safety regulations and any corresponding repair, remediation, preventive or mitigation measures required for our non-exempt pipeline facilities, including lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly pipeline integrity management or safety standards could have a material adverse effect on us and similarly situated operators.
Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets. The construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if we receive such commitments, we may not realize an increase in revenue for an extended period of time. For instance, if we build, or participate as a joint venture in the building of, a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project, if at all. In addition, we may construct facilities to capture anticipated future growth in production in a region or gain access to crude supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected return on investment, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.
We do not own all of the land on which most of our pipelines and several of our facilities are located, which could result in disruptions to our operations.
We do not own all of the land on which most of our pipelines, tank farms, and terminal facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases, if such rights-of-way or leases lapse or terminate or if our facilities are not properly located within the boundaries of such leases or rights-of-way. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies and some of those agreements may grant us those rights for only a specific period of time. Our loss of such rights, through our inability to renew any rights-of-way contracts, could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.
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
Terrorist attacks in the United States, as well as events occurring in response or similar to or in connection with such attacks, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where Delek Group, the former parent company of Delek, is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to Israel. In the future, certain of the directors of our general partner may reside in Israel.
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
Although we intend to enter into fixed-fee contracts with new transportation and terminalling customers in the future, our efforts to obtain such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in the future that do not provide services primarily based on capacity reservation charges or other fixed-fee arrangements and therefore have a greater exposure to fluctuations in commodity price risk than our current operations. We are also exposed to market risks related to the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand for refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. Increased future exposure to the volatility of commodity prices could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
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
We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events to the extent that these information systems are under our or Delek’s control. Delek has implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.
Transportation on certain of our pipelines is subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders.
Certain of our pipelines provide services that may be subject to regulation by the FERC, under the ICA, the Energy Policy Act of 1992 and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. The FERC's primary rate-making authority is currently price-indexing; if the methodology changes, the new methodology may result in tariffs that generate lower revenues and cash flows. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum available rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows.
Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected based on rates that are ultimately found to be unlawful and prescribe new rates prospectively. The FERC and interested parties can also challenge tariff rates that have become final and effective.
The FERC can order new rates to take effect prospectively and order reparations for past rates that exceed the just and reasonable level for time periods up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues. The FERC also regulates the terms and conditions of service, including access rights, for interstate transportation on common carrier pipelines subject to its jurisdiction.
While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide is within its jurisdiction. If the FERC were successful with any such assertion, its rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Partnership Structure
Our general partner and its affiliates, including Delek, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.
Delek controls our general partner and appoints all of the officers and directors of our general partner. In addition, three members of the board of directors of our general partner, each of whom also serve as executive officers of Delek, own a small percentage of our general partner. All of the officers and three of the directors of our general partner are also officers and/or directors of Delek. Although our general partner has a contractual obligation to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Delek. Conflicts of interest will arise between Delek and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Delek over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•
Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including Delek’s obligations under the Second Omnibus Amendment and its commercial agreements with us.

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
Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

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

Delek may compete with us.
Delek may compete with us. Under the Second Omnibus Amendment, Delek and its affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Delek. This restriction, however, does not apply to:

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
We expect that we will distribute all of our available cash quarterly to our unitholders and, to the extent not otherwise reserved for, will rely primarily upon cash flows from operations, borrowings under the Amended and Restated Credit Agreement and potential future issuances of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.
In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our partnership agreement, and we do not anticipate there being limitations in any of our credit facilities, on our ability to issue additional units, including units ranking senior to the common limited partner units. The incurrence of additional borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or its Conflicts Committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the Conflicts Committee and the Board of Directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth subbullets above, then it will be presumed that, in making its decision, the Board of Directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. The general partner may still take action with respect to any affiliate transactions or the resolution of a conflict of interest without satisfying any of the subbullets above. In such case, it is not entitled to the presumption of good faith discussed above.
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
Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates, including Delek, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated limited partner units voting together as a single class is required to remove our general partner. As of December 31, 2014, Delek owned 61.1% of our outstanding common and subordinated limited partner units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common limited partner units and any existing arrearages on our common limited partner units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common limited partner units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable to us or any limited partner for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing the Partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common limited partner units.
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
We may issue additional units without unitholder approval, which would dilute unitholder interests.
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
If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek. At December 31, 2014, Delek owned approximately 2,799,258 common limited partner units, or 22.9% of our total outstanding common limited partner units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), Delek will indirectly own approximately 61.1% of our outstanding common limited partner units.
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
We will be considered to have technically terminated our Partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than 12 months of our taxable income or loss being includable in such unitholder's taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief procedure whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the Partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
As a result of investing in our common limited partner units, our unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Arkansas, Louisiana, Oklahoma, Tennessee and Texas. Many of these states impose a personal income tax on individuals, and each state imposes an income or similar tax on corporations and certain other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose a personal income tax.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our Asset Portfolio
Our principal assets, as of December 31, 2014, are described below under the segment that uses such assets. We believe that our assets are adequate for our operations and adequately maintained.
Pipelines and Transportation Segment
Our pipelines and transportation segment consists of approximately 400 miles of operable crude oil transportation pipelines, 124 miles of refined product pipelines and approximately 600 miles of crude oil gathering and trunk lines. Associated with and currently used in connection with the operation of these lines are crude oil and refined products storage tanks with an aggregate of approximately 6.9 million barrels of active shell capacity. We also own approximately 120 trucks and 200 trailers used to haul primarily crude oil and other hydrocarbon products for unrelated and related third parties.
Lion Pipeline System. Our Lion Pipeline System primarily consists of (i) the Magnolia Pipeline system, (ii) the Magnolia Station located west of the El Dorado Refinery, (iii) the El Dorado Pipeline system, (iv) two refined product pipelines, (v) three small crude oil pipelines used by Delek and an unrelated third party, (vi) multiple short crude oil pipelines that are located on the El Dorado Refinery and the Sandhill Station owned by Delek adjacent to the El Dorado Refinery and which transport all crude oil from the incoming pipelines in the Lion Pipeline System and the SALA Gathering System to and from a 150,000 barrel capacity storage tank, known as Tank 192, (vii) Tank 192 and (viii) a refined product pipeline leased from an unrelated third party that runs from the El Dorado Refinery to our Memphis terminal.
The Magnolia Pipeline is a 77-mile crude oil pipeline, with a capacity of 68,500 bpd, that runs from a connection with ExxonMobil’s North Line pipeline near Shreveport, Louisiana to our Magnolia Station, where the crude oil is then stored and transferred to our El Dorado Pipeline. In addition, a new third-party pipeline links an existing third-party pipeline to the Magnolia Pipeline near Haynesville, Louisiana, which allows for the receipt of crude oil transported from Longview, Texas. The Magnolia Pipeline is regulated by the FERC.
The Magnolia Station has approximately 135,000 barrels of active shell capacity.
The El Dorado Pipeline is a 28-mile, 12-inch crude oil pipeline, with a capacity of approximately 22,000 bpd, that transports crude oil from our Magnolia Station to the Sandhill Station owned by Delek, which is adjacent to the El Dorado Refinery. The El Dorado Pipeline is regulated by the FERC. Upon reaching the Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192. At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the SALA Gathering System, is routed through these short pipelines to Tank 192. Tank 192 is located at Delek's Sandhill Station. Through our SALA subsidiary, we own Tank 192 and lease the underlying ground from Lion Oil under a long-term ground lease.
We also own two refined product pipelines that transport gasoline and diesel from the El Dorado Refinery to the nearby Enterprise TE Products Pipeline El Dorado Station (the “Refined Products Pipelines”). Pursuant to a capacity lease with Enterprise TE Products Pipeline Company, LLC dated October 24, 2013, we also lease capacity of approximately 11,000 bpd on the Enterprise Products Pipeline from Enterprise's El Dorado Station to OpCo's refined products terminal in Memphis, TN. The Refined Products Pipelines along with the leased capacity are collectively referred to as the "Refined Products Pipeline System." The diesel line is 12 inches in diameter while the gasoline line is 10 inches in diameter. These two lines commence at the El Dorado Refinery. We own the portion of these lines that commence at the Sandhill Station at the location of the pump for each line and runs approximately eight miles to the Enterprise TE Products Pipeline El Dorado Station. From this point, service continues on the capacity leased from Enterprise TE Products Pipeline Company LLC to the OpCo terminal in Memphis, TN. The Refined Products Pipeline System is regulated by the FERC.
We also own three other short crude oil pipelines. One of these lines is a common carrier pipeline and is regulated by the FERC. The other two pipelines transport crude oil for Delek, which is delivered to the El Dorado Refinery via railcars.

Magnolia Pipeline System

AR
TEXARKANA
MAGNOLIA
EL DORADO
Sunoco Mid-Valley
HAYNESVILLE
LA
MONROE
SHREVEPORT
ExxonMobil
FINNEY
TX
DELEK LOGISTICS (DKL)
PRODUCT TERMINAL
MAGNOLIA PIPELINE
TANK FARM
THIRD-PARTY TANK FARM
PUMP STATION
DELEK REFINERY

El Dorado Pipeline System

DELEK LOGISTICS (DKL)
EL DORADO CRUDE PIPELINE
EL DORADO PRODUCT PIPELINE
DKL TANK FARM
DELEK REFINERY
DELEK PRODUCT TERMINAL
Enterprise
MAGNOLIA
EL DORADO
AR
LA
SHREVEPORT

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

Paline Pipeline System. The Paline Pipeline System is primarily a 195-mile, 10-inch crude oil pipeline, with a capacity of approximately 36,000 bpd, running from Longview, Texas to the Phillips 66-operated Beaumont terminal in Nederland, Texas. It includes a three-mile section that runs north from Kilgore, Texas. The three-mile section of pipeline is a common carrier pipeline and is regulated by the FERC.
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
East Texas Logistics Assets
Our East Texas Crude Logistics System also includes the following owned or leased crude oil storage terminals at which we store crude oil owned by Delek for the Tyler Refinery.

		Active
		Aggregate Shell
		Storage
Terminal	Number of Tanks	Capacity (bbls)
La Gloria Station	2	450,000
Nettleton Station (1) (2)	5	222,000
Bradford Station (1)	2	65,000
Arp Station	2	110,000
Big Sandy Station	7	248,000
Total	18	1,038,000

(1)	Located on property that we lease from a third party as described in more detail below under “—Facilities.”

(2)	In addition, we have 55,000 barrels of shell capacity that is currently not in service and would require additional costs to return to service.

Hopewell Pipeline. The Hopewell Pipeline is an approximately 13-mile pipeline, with a capacity of 26,000 bpd, that originates at the Tyler Refinery and terminates at the Hopewell Station in Smith County, Texas where it effectively connects to the Big Sandy Pipeline.
Big Sandy Pipeline and Tanks. The Big Sandy Pipeline is a 19-mile pipeline, with a capacity of 26,000 bpd, that originates at the Hopewell Station and terminates at the Big Sandy Station in Big Sandy, Texas. The Big Sandy terminal has 13 tanks with an aggregate shell capacity of 177,000 barrels.
The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler Refinery and our light petroleum products terminal located in Big Sandy, Texas (the "Tyler-Big Sandy Pipeline").
Greenville-Mount Pleasant Pipeline. The Greenville-Mount Pleasant Pipeline is a 76-mile pipeline connecting the Greenville Storage Facility and the Mount Pleasant Terminal. The Greenville-Mount Pleasant Pipeline is regulated by the Texas Railroad Commission.
Greenville Storage Facility. Our Greenville Storage Facility has four tanks with an aggregate shell capacity of approximately 330,000 barrels of storage capacity and is connected to the Explorer Pipeline System.
Other Tank Assets
North Little Rock Tanks. Our North Little Rock terminal has five tanks with an aggregate shell capacity of 180,000 barrels.
Tyler Tank Assets. Our tanks located adjacent to the Tyler Refinery consist of 94 storage tanks and certain ancillary assets (such as tank pumps and piping) with an aggregate shell capacity of approximately 2.0 million barrels.
El Dorado Tank Assets. Our tanks located at and adjacent to the El Dorado Refinery consist of 158 storage tanks and certain ancillary assets (such as tank pumps and piping) with an aggregate shell capacity of approximately 2.5 million barrels.

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

The following table provides the location of the Abilene and San Angelo terminals associated with our marketing activities and their storage capacities, number of truck loading lanes, average truck loading volume and maximum daily available truck loading capacity for the years ended December 31, 2014 and 2013.

				Maximum
				Daily
		Active		Available
		Aggregate	Number of	Truck
		Shell	Truck	Loading
	Number	Capacity	Loading	Capacity
Terminal Location	of Tanks	(bbls)	Lanes	(bpd)
Abilene, TX (1)	9	368,000	2	17,700
San Angelo, TX	5	93,000	2	8,400
Total	14	461,000	4	26,100

(1)	Excludes approximately 79,930 barrels of shell capacity that is temporarily out of service and approximately 465,600 barrels of out of service shell capacity requiring extensive repair.
Abilene Area Terminals and Product Pipelines
Terminalling
We provide terminalling services for products through light products terminals we own in Nashville, Tennessee, Memphis, Tennessee, North Little Rock, Arkansas, Tyler, Texas, El Dorado, Arkansas and Mount Pleasant, Texas. See "Item 1—Business—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement" for a description of our agreement with J. Aron. We also own a light products terminal in Big Sandy, Texas, which is capable of providing terminalling and storage services to Delek's Tyler Refinery.

The following table provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes, average truck loading volume and maximum daily available truck loading capacity for the year ended December 31, 2014.

				Maximum
				Daily
		Active		Available
		Aggregate	Number of	Truck
		Shell	Truck	Loading
	Number	Capacity	Loading	Capacity
Terminal Location	of Tanks	(bbls)	Lanes	(bpd)
Big Sandy, TX			3	25,000
Memphis, TN	12	126,000	3	13,000
Nashville, TN (1)	10	128,000	2	8,900
Tyler, TX (2)			9	54,000
North Little Rock, AR			2	8,400
El Dorado, AR (3)			3	25,000
Mount Pleasant, TX	7	175,000	3
Total	29	429,000	25	134,300

(1)	In addition, we have approximately10,000 barrels of shell capacity that is currently not in service.

(2)	See "—Our Asset Portfolio—Pipelines and Transportation Segment—Tyler Tank Assets" above for a discussion of the storage tanks associated with this terminal.

(3)	See "—Our Asset Portfolio—Pipelines and Transportation Segment—El Dorado Tank Assets" above for a discussion of the storage tanks associated with this terminal.

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
We believe that we are the owner of valid easement rights and rights-of-way or fee ownership or leasehold interests to the lands on which the above assets are located. Under the Second Omnibus Amendment, Delek has agreed to indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business, in each case, that are identified prior to the relevant date in the Second Omnibus Amendment, subject to a $250,000 aggregate annual deductible. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Facilities
Our Nettleton Station and our Bradford Station are located on properties that are owned by Chevron and by a local family, respectively, in which we have leasehold interests. Our North Little Rock Terminal, our El Dorado Terminal and tank farm and our Tyler Terminal and tank farm are located on property that is owned by Delek in which we have a leasehold interest.
Liens and Encumbrances

The majority of the assets described above are pledged under and encumbered by our credit agreement. See Note 9 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Corporate Headquarters

Delek leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet and expires in April 2022. We pay Delek a proportionate share of the costs to operate the building pursuant to the Second Omnibus Amendment. Please read "Item 1—Business—Commercial Agreements—Other Agreements with Delek—Omnibus Agreement."

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

Unit Price and Cash Distributions

Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. Our common units began trading on the NYSE under the symbol "DKL" on November 2, 2012. Prior to that time, there was no public market for our common units. There were three holders of record of our common units held by the public as of February 20, 2015, which includes common units held in street name. In addition, as of February 20, 2015, Delek and its affiliates owned 2,799,258 of our common units, 11,999,258 of our subordinated units and 494,197 of our general partner units (the 2% general partner interest), which together constitute a 59.9% ownership interest in us.

The following table sets forth the range of the daily high and low sales prices per common unit for each quarterly period and the cash distributions to common unitholders with respect to each quarterly period during the years ended December 31, 2014 and December 31, 2013.

Quarter Ended	High Sales Price	Low Sales Price	Quarterly Cash Distribution per Limited Partner Unit (1)	Distribution Date	Record Date
December 31, 2014	$43.51	$30.16	$0.510	February 13, 2015	February 6, 2015
September 30, 2014	$45.00	$32.52	$0.490	November 14, 2014	November 6, 2014
June 30, 2014	$36.20	$30.69	$0.475	August 14, 2014	August 7, 2014
March 31, 2014	$35.24	$31.26	$0.425	May 14, 2014	May 6, 2014
December 31, 2013	$33.49	$29.51	$0.415	February 13, 2014	February 4, 2014
September 30, 2013	$33.7	$28.70	$0.405	November 14, 2013	November 7, 2013
June 30, 2013	$35.96	$28.11	$0.395	August 13, 2013	August 6, 2013
March 31, 2013	$31.19	$22.76	$0.385	May 15, 2013	May 7, 2013

(1)	Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our partnership agreement.

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

Intent to Distribute the Minimum Quarterly Distribution
We intend to pay a quarterly distribution of at least $0.375 per unit per quarter, or $1.50 per unit on an annualized basis, which equals approximately $9.3 million per quarter, or approximately $37.1 million per year, based on the number of common, subordinated and general partner units outstanding as of December 31, 2014. We do not have a legal obligation to pay this distribution.
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 494,197 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.
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
In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee, or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any shortfall payments that would be paid to us under our existing commercial agreements with Delek (or similar fees to be paid by Delek under future contracts) and which would be expected to be received during such period.
Early Termination of Subordination Period
Notwithstanding the foregoing, and subject to the conditions outlined in the next paragraph, the subordination period will terminate on the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending December 31, 2013, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equal or exceed $2.25 per unit (150% of the annualized minimum quarterly distribution), for the four-consecutive-quarter period immediately preceding that date;

•
the adjusted operating surplus generated during the four-quarter period immediately preceding that date equal or exceed the sum of (i) $2.25 per unit (150% of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.
In addition to the tests outlined above, the subordination period will end only in the event that our conflicts committee, or the board of directors of our general partner based on the recommendation of our conflicts committee, reasonably expects to satisfy the tests set forth under the first and second bullet points above for the succeeding four-quarter period without treating as earned any shortfall payments that would be paid to us under our existing commercial agreements with Delek (or similar fees to be paid by Delek under future contracts) and which would be expected to be received during such period.
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
Unregistered Sales of Equity Securities
Pursuant to the terms of our limited partnership agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner. Each sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 13, 2014	640	$34.64	$22,168
December 31, 2014	664	$34.48	$22,895

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2014. The selected historical consolidated financial data for the years ended December 31, 2011 and 2010 are derived from audited consolidated financial statements of Delek Logistics Partners, LP Predecessor (the "DKL Predecessor"). The selected historical financial data for the 2012 period presented through November 6, 2012 is derived from consolidated financial results of the DKL Predecessor, and the period beginning November 7, 2012 is derived from consolidated financial results of Delek Logistics Partners, LP (the "Partnership"). The selected historical consolidated financial data for the years ended December 31, 2014 and 2013 is also derived from consolidated financial results of the Partnership.
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
The El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the DKL Predecessor and the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor") and (ii) the historical results of the Tyler Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the DKL Predecessor, El Dorado Predecessor and Tyler Predecessor collectively as our "Predecessors."
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

	Year Ended December 31,
	2014 (4)	2013 (3)	2012 (2)	2011 (1)(2)	2010 (2)
			Predecessors	Predecessors	Predecessors
Statements of Income and Other Comprehensive Income Data:	(In thousands, except units and per unit data)
Net sales	$841,253	$907,428	$1,022,586	$744,079	$504,408
Operating costs and expenses	761,411	868,434	1,020,062	737,207	491,418
Operating income	79,842	38,994	2,524	6,872	12,990
Interest expense, net	8,656	4,570	2,682	2,011	2,564
Income (loss) before income tax (benefit) expense	71,186	34,424	(158)	4,861	10,426
Income tax expense (benefit)	132	757	(14,024)	5,363	5,102
Net income (loss)	$71,054	$33,667	$13,866	$(502)	$5,324
Less: (Loss) income attributable to Predecessors	(943)	(14,163)	5,456	(502)	5,324
Net income (loss) attributable to partners	$71,997	$47,830	$8,410	$—	$—

Less: General partners' interest in net income (2%)	$(2,366)	$(957)	$(168)
Limited partners' interest in net income	$69,631	$46,873	$8,242
Net income per limited partner unit:
Common - (basic)	$2.88	$1.95	$0.34
Common - (diluted)	$2.85	$1.93	$0.34
Subordinated - Delek (basic and diluted)	$2.88	$1.95	$0.34
Weighted average limited partner units outstanding:
Common units - (basic)	12,171,548	12,025,249	11,999,258
Common units - (diluted)	12,302,629	12,148,774	11,999,258
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

(1)
Financial information and operating information (other than information relating to operations in east and west Texas) for the year ended December 31, 2011 is for the 247 days and 12 days Delek operated the El Dorado Refinery and Paline Pipeline System, respectively, in 2011.

(2)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering, the El Dorado Acquisition, and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(3)	The information presented includes the results of operations of the El Dorado Predecessor and the Tyler Predecessor.

(4)	The information presented includes the results of operations of the El Dorado Predecessor.

	Year Ended December 31,
	2014	2013	2012	2011	2010
			Predecessors	Predecessors	Predecessors
Balance Sheet Data:	(In thousands)
Property, plant and equipment, net	$240,533	$224,506	$215,635	$178,756	$46,262
Total assets	311,839	301,344	307,894	244,903	90,159
Total debt, including current maturities	251,750	164,800	90,000	30,300	29,000
Total liabilities	291,784	214,142	146,092	96,579	61,516
Total equity	20,055	87,202	161,802	148,324	28,643

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP Predecessor," the "Predecessor," and "we," "our," "us," or like terms, when used in the context of periods prior to November 7, 2012, refer to Delek Logistics Partners, LP Predecessor, the Partnership's predecessor for accounting purposes. References to "Delek Logistics Partners, LP," the "Partnership," and "we," "our," "us," or like terms, when used in the present tense or in the context of periods on or after November 7, 2012, refer to Delek Logistics Partners, LP and its general partner and subsidiaries. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP, its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
On July 26, 2013, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and, together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and, together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
The El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor") and (ii) the historical results of the Tyler Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the DKL Predecessor, El Dorado Predecessor and Tyler Predecessor collectively as our "Predecessors."
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek or its assignees and their respective ability to pay us under our commercial agreements;

•
the age and condition of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, spills, releases and tank failures;

•	the timing and extent of changes in commodity prices and demand for Delek’s refined products;

•	the suspension, reduction or termination of Delek's or its assignees' or any third-party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	Delek's inability to grow as expected;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital of debt and equity financing;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC");

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this report.

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
Business Overview
The Partnership primarily owns and operates crude oil and intermediate and refined products logistics and marketing assets. We gather, transport and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek and third parties, primarily in support of Delek’s Tyler and El Dorado Refineries. A substantial majority of our existing assets are both integral to and dependent upon the success of Delek’s refining operations as many of our assets are contracted exclusively to Delek in support of its Tyler and El Dorado Refineries.
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
Recent Developments

Paline Pipeline Capacity Reservation
Prior to the Partnership's acquisition of Paline Pipeline Company, LLC ("Paline"), Paline had entered into a contract with an unrelated third party for such company to exclusively use 100% of the southbound capacity of the Paline Pipeline. This agreement expired by its terms on December 31, 2014. Effective January 1, 2015, we entered into two new agreements with unrelated third parties for use of capacity of the Paline Pipeline. Pursuant to the terms of the new agreements, these third parties will each pay a fixed monthly fee allowing them the exclusive right to use their respective leased capacities on the pipeline, which account for a combined 35,000 bpd. The initial term of these agreements is for 18 months from January 1, 2015.
2014 Developments

Acquisitions

Trucking Assets Acquisition. On December 17, 2014, we completed the purchase of substantially all of the assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and asphalt products by transport truck. The assets purchased from FTT primarily consisted of approximately 120 trucks and 200 trailers (the "FTT Assets"). The aggregate purchase price of the FTT Assets was approximately $11.5 million.

Terminal and Pipeline Acquisition. On October 1, 2014, we completed the purchase from an affiliate of Magellan Midstream Partners, LP. of (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility"), and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System, which is a common carrier pipeline owned by a third party. The aggregate purchase price of the Greenville-Mount Pleasant Assets was approximately $11.1 million, including approximately $1.1 million in finished product inventory.

El Dorado Terminal and Tankage Acquisition. On February 10, 2014, the Partnership, through our subsidiary OpCo, completed a transaction with Lion Oil, pursuant to which OpCo acquired a refined products terminal, storage tanks and ancillary assets at and adjacent to the El Dorado Refinery from Lion Oil. The purchase price paid for the assets acquired was $95.9 million in cash. The assets acquired consist of the following:

•
The refined products terminal located at the El Dorado Refinery (the "El Dorado Terminal"), which consisted of a truck loading rack with three loading bays supplied by pipelines from storage tanks located at the El Dorado Refinery, along with certain ancillary assets. Total throughput capacity for the El Dorado Terminal is approximately 26,700 barrels per day ("bpd").

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
In connection with the El Dorado Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Second Omnibus Amendment (as defined below), (iii) a throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets, (iv) a lease and access agreement, and (v) a site services agreement.
Second Omnibus Amendment. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012 (the "Omnibus Agreement"). On July 26, 2013, in connection with the acquisition from Delek of the refined products terminal and 96 storage tanks and ancillary assets adjacent to the Tyler Refinery, the Partnership and the other parties entered into an amendment and restatement of the Omnibus Agreement (the "First Omnibus Amendment"), which was amended and restated on February 10, 2014, in connection with the El Dorado Acquisition (the "Second Omnibus Amendment").
Other Developments

Second Amended and Restated Credit Facility. We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid.  The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate ("CDOR"), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
Rate Increases. On July 1, 2014, the tariffs, throughput fees and storage fees under our agreements with Delek that are subject to an increase based on the FERC index, increased by approximately 3.9%. In the case of certain of our other agreements in which the fee increase is based on certain other inflation based indices, the increase was approximately 1.6% on average.

Business Strategies
Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders. We are focused on growing our asset base within our geographic area through acquisitions, project development and enhancing our existing systems. While we will continue to evaluate ways to provide Delek with logistics services, our emphasis will be to increase the logistics services that we offer to third parties. We intend to achieve these objectives through the following business strategies:

•
Generate Stable Cash Flow. We will continue to pursue opportunities to provide logistics, marketing and other services to Delek and third parties pursuant to long-term, fee-based contracts. In new service contracts, we will endeavor to negotiate minimum throughput or other commitments similar to those included in our current commercial agreements with Delek.

•
Focus on Growing Our Business. We intend to evaluate and pursue opportunities to grow our business through both strategic acquisitions and expansion and construction projects, both internally funded or in combination with potential external partners. We believe that our strong relationship with our sponsor will provide us with several opportunities to grow our business.

◦
Pursue Acquisitions. We plan to pursue strategic acquisitions that both complement our existing assets of Delek and provide attractive returns for our unitholders. For example, in February 2014, we completed the purchase of the El Dorado Terminal and Tank Assets. We also acquired the Greenville-Mount Pleasant Assets in east Texas and the FTT Assets primarily based in El Dorado, Arkansas from third parties in October 2014 and December 2014, respectively, which will further enhance our terminalling, storage and transportation capabilities. As we continue to grow through acquisitions, we believe we will be able to increase our third party business.

Additionally, Delek has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct in the future. In addition to those opportunities to acquire assets from Delek, we believe that our current asset base and our knowledge of the regional markets in which we operate will allow us to target and consummate attractive third-party acquisitions.

◦
Pursue Attractive Expansion and Construction Opportunities. We intend to pursue organic growth opportunities that complement our existing businesses or that provide attractive returns within or outside our current geographic footprint. We plan to evaluate potential opportunities to make capital investments that will be used to expand our existing asset base through the expansion and construction of new logistics assets to support growth of any of our customers', including Delek's, businesses and from increased third-party activity. These construction projects can be developed through joint venture relationships, or by us acting independently depending on size and scale.

•
Optimize Our Existing Assets and Expand Our Customer Base. We intend to enhance the profitability of our existing assets by adding incremental throughput volumes, improving operating efficiencies and increasing system-wide utilization. For example, in August 2014, Delek announced plans to expand the crude nameplate capacity at the Tyler Refinery by 15,000 bpd to 75,000 bpd in the first quarter of 2015. In connection with the expansion of the Tyler Refinery, certain capital projects that will expand our Tyler Terminal and enhance its operational capabilities will also be completed. Additionally, we were able to improve the economics of the Paline Pipeline System over the next 18 months by entering into two new agreements with two third parties, effective January 1, 2015. We will continue to explore options for the Paline Pipeline System to increase capacity and utilization. We also expect to further diversify our customer base by increasing third-party throughput volumes running through certain of our existing systems and expanding our existing asset portfolio to service more third-party customers.

Commercial Agreements
The Partnership has various long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering, crude oil and refined products transportation and storage services and marketing and terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. For a description of each agreement, see "Item 1—Business—Commercial Agreements—Commercial Agreements Entered Into in Connection with the Offering," "Item 1—Business—Commercial Agreements—Commercial Agreements in Connection with the El Dorado Acquisition" and "Item 1—Business—Commercial Agreements—Commercial Agreements in Connection with the Tyler Acquisition."
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
Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and intermediate and refined products that we handle in our pipeline, transportation, terminalling and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Although Delek has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	Delek’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects, and capture incremental volume increases from Delek or third parties;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection;

•	our ability to identify and serve new customers in our marketing operations; and

•	our ability to make connections to third-party facilities and pipelines.
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
Revenues. There are differences between the way the Predecessors recorded revenues and the way the Partnership records revenues after the completion of the Offering and the acquisitions of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. Because our assets, including the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets, were historically a part of the integrated operations of Delek, the Predecessors generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in the Predecessors' consolidated financial statements are different than those reflected in the Partnership's consolidated financial statements as the Predecessors' amounts relate primarily to amounts received from third parties while the Partnership's revenues will also reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek and from agreements with third parties under which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling intermediate and refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to inflation indexing will be adjusted annually. We expect to generate revenue from ancillary services, such as ethanol blending and additive injection, and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of minimum volume committed under our agreements with Delek. In contrast to the Predecessors, the Partnership does not make bulk biofuel sales in our west Texas marketing operations.
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
Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee for the provision of various centralized corporate services. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also incurs additional incremental annual general and administrative expense as a result of being a publicly traded partnership.

Financing. The Partnership paid a cash distribution to its unit holders at a distribution rate of $0.51 per unit for the quarter ended December 31, 2014 ($2.04 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under the Second Amended and Restated Credit Agreement and any future issuances of equity and debt securities.
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
Market Trends. Our results of operations are impacted by our ability to utilize our existing assets to fulfill the long-term fee-based agreements we have entered into with Delek and with third parties. Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, refining economics and access to alternate delivery and transportation infrastructure. Additionally, we are exposed to volatility in crude oil and refined products prices in our west Texas operations. A sharp decline in the price of crude oil may potentially lower the crude oil production level in the west Texas area resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. A sharp decline in the selling price of finished products may reduce our margin in the west Texas operations if our purchase price for finished products does not adjust accordingly. Any of these factors is subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and, therefore, throughput volumes) which may impact our performance in the market.
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
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial statements for the periods prior to November 7, 2012 represent our Predecessors' results of operations, while the consolidated financial statements for the period subsequent to November 7, 2012 include the results of operations for the Partnership. The accompanying consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 and the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion present a summary of our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "—Factors Affecting the Comparability of Our Financial Results" for additional information.

	Years ended December 31,
Statements of Income and Comprehensive Income Data:	2014 (1)	2013 (2)	2012 (2)
			Predecessors
Net sales:
Pipelines and transportation	$91,348	$60,237	$33,539
Wholesale marketing and terminalling	749,905	847,191	989,047
Total	841,253	907,428	1,022,586
Operating costs and expenses:
Cost of goods sold	697,221	811,364	959,434
Operating expenses	38,786	35,640	39,420
General and administrative expenses	10,616	7,526	9,856
Depreciation and amortization	14,705	13,738	11,343
Loss on asset disposals	83	166	9
Total operating costs and expenses	761,411	868,434	1,020,062
Operating income	79,842	38,994	2,524
Interest expense, net	8,656	4,570	2,682
Income (loss) before taxes	71,186	34,424	(158)
Income tax expense (benefit)	132	757	(14,024)
Net income	$71,054	$33,667	$13,866
Less: (Loss) income income attributable to Predecessors	(943)	(14,163)	5,456
Net income attributable to partners	$71,997	$47,830	$8,410
Comprehensive income attributable to partners	$71,997	$47,830	$8,410
EBITDA (3)	$94,547	$52,732	$13,867

Less: General partner's interest in net income (2%)	$(2,366)	$(957)	$(168)
Limited partner's interest in net income	$69,631	$46,873	$8,242

Net income per limited partner unit:
Common units - (basic)	$2.88	$1.95	$0.34
Common units - (diluted)	$2.85	$1.93	$0.34
Subordinated units - Delek (basic and diluted)	$2.88	$1.95	$0.34

Weighted average limited partner units outstanding:
Common units - (basic)	12,171,548	12,025,249	11,999,258
Common units - (diluted)	12,302,629	12,148,774	11,999,258
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

Distributable Cash Flow (3)	$79,259	$34,224	$(3,393)

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling and storage services.

(2)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering, the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(3)
For a definition of EBITDA and distributable cash flow, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow." Distributable cash flow for the year ended December 31, 2014 includes net loss related to the Tyler Predecessor.

(In thousands)	Years Ended December 31,
	2014 (1)	2013 (2)	2012 (2)
			Predecessors
Reconciliation of EBITDA to net income:
Net income	$71,054	$33,667	$13,866
Add:
Income tax expense (benefit)	132	757	(14,024)
Depreciation and amortization	14,705	13,738	11,343
Interest expense, net	8,656	4,570	2,682
EBITDA (3)	$94,547	$52,732	$13,867
Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$85,920	$36,971	$17,112
Amortization of unfavorable contract liability to revenue	2,670	2,623	668
Amortization of debt issuance costs	(1,267)	(1,007)	(381)
Accretion of asset retirement obligations	(232)	(224)	(194)
Deferred taxes (4)	109	(309)	228
Loss on asset disposals	(83)	(166)	(9)
Share-based compensation expense	—	—	(92)
Unit-based compensation expense	(274)	(464)	(1)
Changes in assets and liabilities	(1,084)	9,981	(10,656)
Income tax expense (4)	132	757	4,510
Interest expense, net	8,656	4,570	2,682
EBITDA (3)	$94,547	$52,732	$13,867

Reconciliation of distributable cash flow to EBITDA:
EBITDA (3)	$94,547	52,732	13,867
Less: Cash interest, net (5)	7,389	3,563	2,301
Less: Maintenance and regulatory capital expenditures (6)	6,642	12,662	9,874
Add: Reimbursement from Delek for capital expenditures (7)	1,578	837	—
Less: Income tax expense (4)	132	757	4,510
Add: Non-cash share based compensation expense	—	—	92
Add: Non-cash unit based compensation expense	274	464	1
Less: Amortization of deferred revenue	307	204	—
Less: Amortization of unfavorable contract liability	2,670	2,623	668
Distributable cash flow (3)	$79,259	$34,224	$(3,393)

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling and storage services.

(2)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering, the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(3)
For a definition of EBITDA and distributable cash flow, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow." Distributable cash flow for the year ended December 31, 2014 includes net loss related to the Tyler Predecessor.

(4)
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

(5)	Cash interest expense, net excludes the amortization of debt issuance costs.

(6)
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

(7)	For the years ended December 31, 2014 and December 31, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

The following table is a summary of our results of operations for the years ended December 31, 2014, disaggregated to present the results of operations of the El Dorado Predecessor (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets (1)	Year Ended December 31, 2014
		El Dorado Predecessor
Statements of Income and Comprehensive Income Data:

Net sales:
Pipelines and transportation	$91,348	$—	$91,348
Wholesale marketing and terminalling	749,905	—	749,905
Total	841,253	—	841,253
Operating costs and expenses:
Cost of goods sold	697,221	—	697,221
Operating expenses	38,003	783	38,786
General and administrative expenses	10,570	46	10,616
Depreciation and amortization	14,591	114	14,705
Loss on asset disposals	83	—	83
Total operating costs and expenses	760,468	943	761,411
Operating income (loss)	80,785	(943)	79,842
Interest expense	8,656	—	8,656
Income (loss) before taxes	72,129	(943)	71,186
Income tax expense (benefit)	132	—	132
Net income (loss)	$71,997	$(943)	$71,054
EBITDA(2)	$95,376	$(829)	$94,547

(1) The information presented is for the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for storage services.
(2) For a definition of EBITDA, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow."

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the year ended December 31, 2014, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal and Tank Assets through February 10, 2014 (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets	Year Ended December 31, 2014
		El Dorado Predecessor
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$71,997	$(943)	$71,054
Add:
Income tax expense	132	—	132
Depreciation and amortization	14,591	114	14,705
Interest expense, net	8,656	—	8,656
EBITDA(1)	$95,376	$(829)	$94,547

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$86,749	$(829)	$85,920
Amortization of unfavorable contract liability to revenue	2,670	—	2,670
Amortization of debt issuance costs	(1,267)	—	(1,267)
Accretion of asset retirement obligations	(238)	6	(232)
Deferred taxes	109	—	109
Loss on asset disposals	(83)	—	(83)
Unit-based compensation expense	(274)	—	(274)
Changes in assets and liabilities	(1,078)	(6)	(1,084)
Income tax expense	132	—	132
Interest expense, net	8,656	—	8,656
EBITDA(1)	$95,376	$(829)	$94,547

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$95,376	$(829)	$94,547
Less: Cash interest, net (2)	7,389	—	7,389
Less: Maintenance and regulatory capital expenditures (3)	6,465	177	6,642
Add: Reimbursement from Delek for capital expenditures (4)	1,578	—	1,578
Less: Income tax expense	132	—	132
Add: Non-cash unit based compensation expense	274	—	274
Less: Amortization of deferred revenue	307	—	307
Less: Amortization of unfavorable contract liability	2,670	—	2,670
Distributable cash flow (1)	$80,265	$(1,006)	$79,259

(1)	For a definition of EBITDA and distributable cash flow, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow."

(2)	Cash interest, net excludes the amortization of debt issuance costs.

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

(4)	For the year ended December 31, 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.
Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (2)
Capital spending (excluding business combinations)
Pipelines and Transportation	$3,768	$9,621	$23,845
Wholesale Marketing and Terminalling	$3,364	$3,041	$6,971

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition and the Tyler Acquisition.

Consolidated Results of Operations — Comparison of the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution margin for the year ended December 31, 2014 was $105.2 million in 2014, compared to $60.4 million in 2013, an increase of $44.8 million or 74.2%. The increase in contribution margin was attributable to increases in net sales in the pipelines and transportation segment during the year ended December 31, 2014 compared to the year ended December 31, 2013, as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition. Further contributing to the increase in contribution margin were higher margins achieved in our operations in west Texas during the year ended December 31, 2014 compared to the year ended December 31, 2013, as a result of a favorable supply/demand balance and to downtime at refineries in the region during the year ended December 31, 2014 compared to the year ended December 31, 2013.
For the years ended December 31, 2014 and 2013, we generated net sales of $841.3 million and $907.4 million, respectively, a decrease of $66.2 million, or 7.3%. The decrease was primarily attributable to decreases in sales volume in our west Texas operations due to matching volumes with the supply/demand balance in the local market and to the fact that our Abilene terminal was not operational for a portion of the first quarter of 2014 due to required maintenance. Also contributing to the decrease in our net sales were decreases in the average sales prices per gallon of gasoline and diesel in our west Texas operations. The average sales price per gallon of gasoline decreased $0.16 during the year ended December 31, 2014, to $2.57 per gallon from $2.73 per gallon during the year ended December 31, 2013, while the average sales price per gallon of diesel decreased $0.13 during the year ended December 31, 2014, to $2.94 per gallon from $3.07 during the year ended December 31, 2013. These decreases were partially offset by increases in net sales attributable to the effect of the throughput and tankage agreements that went into effect in connection with the El Dorado Acquisition in February 2014 and the Tyler Acquisition in July 2013. The throughput and tankage agreements for the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets contributed approximately $15.8 million and $18.1 million, respectively, to net sales in the year ended December 31, 2014.
Cost of goods sold was $697.2 million for the year ended December 31, 2014, compared to $811.4 million for 2013, a decrease of $114.2 million, or 14.1%. The decrease in cost of goods sold was primarily attributable to decreases in sales volume and in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.20 per gallon during the year ended December 31, 2014, to $2.50 per gallon from $2.70 per gallon, while the average cost per gallon of diesel decreased $0.18 per gallon during the year ended December 31, 2014, to $2.84 per gallon from $3.02 per gallon during the year ended December 31, 2013.
Operating expenses were $38.8 million for the year ended December 31, 2014, compared to $35.6 million for 2013, an increase of $3.1 million or 8.8%. The increase in operating expenses was primarily due to increases in maintenance costs and higher asset utilization during the year ended December 31, 2014 compared to the year ended December 31, 2013.
General and administrative expenses were $10.6 million for the year ended December 31, 2014, compared to $7.5 million for the year ended December 31, 2013, an increase of $3.1 million, or 41.1%. The increase in general and administrative expenses was primarily due to costs incurred in connection with various acquisitions and increased costs of general corporate services for which we pay Delek pursuant to the terms of the Second Omnibus Amendment during the year ended December 31, 2014 compared to the year ended December 31, 2013. Also contributing to the increase was an increase in professional services fees in connection with various acquisitions during the year ended December 31, 2014, compared to the year ended December 31, 2013.
Depreciation and amortization was $14.7 million and $13.7 million for the years ended December 31, 2014 and 2013, respectively, an increase of $1.0 million, or 7.0%. The increase in depreciation and amortization was primarily due to the addition of the Tyler Terminal and Tank Assets and the El Dorado Terminal and Tank Assets to our asset base.
Interest expense was $8.7 million for the year ended December 31, 2014, compared to $4.6 million for the year ended December 31, 2013, an increase of $4.1 million, or 89.4%. This increase was primarily attributable to increases in interest costs and deferred financing charges as a result of borrowings incurred, and the debt refinancing completed, in connection with the El Dorado Acquisition and the Tyler Acquisition.
Income tax expense was $0.1 million for the year ended December 31, 2014, compared to $0.8 million for the year ended December 31, 2013. Our effective tax rate was 0.2% for the year ended December 31, 2014, compared to 2.2% for the year ended December 31, 2013. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.
Consolidated Results of Operations  — Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the year ended December 31, 2013 was $60.4 million in 2013, compared to $23.7 million in 2012, an increase of $36.7 million, or 154.5%. The increase in contribution margin was primarily attributable to increases in net sales in our pipelines and transportation segment during the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of the effect of the commercial agreements we entered into with Delek in connection with the Offering, and with the acquisition of the Tyler Terminal and Tank Assets, which reflect higher rates for crude oil gathering, crude oil, intermediate and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil, intermediates and refined products. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase were fees received from a third party following the completion of the reversal of the Paline Pipeline System.
We generated net sales of $907.4 million and $1,022.6 million during the years ended December 31, 2013 and 2012, respectively, a decrease of $115.2 million, or 11.3%. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, contributing to the decrease in net sales during the year ended December 31, 2013 compared to the year ended December 31, 2012. The sale of bulk biofuels contributed $198.1 million to net sales for the year ended December 31, 2012. Also contributing to the decrease in our net sales were decreases in the average sales prices per gallon of gasoline and diesel. There was a $0.12 per gallon decrease in the average sales price per gallon of gasoline for the year ended December 31, 2013, to $2.73 per gallon from $2.85 in the year ended December 31, 2012, while the average sales price per gallon of diesel decreased $0.11 for the year ended December 31, 2013, to $3.07 per gallon from $3.18 in the year ended December 31, 2012. These decreases were partially offset by increases in volumes across most of our operating systems. The decrease in net sales was also partially offset by service fees received for use of the Paline Pipeline System and by the effect of the throughput and tankage agreement that went into effect in connection with the acquisition of the Tyler Terminal and Tank Assets. The fees associated with the Paline Pipeline System contributed $6.4 million to net sales in the year ended December 31, 2013, and the throughput and tankage agreement contributed $7.4 million to net sales in the year ended December 31, 2013.
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
Operating expenses were $35.6 million for the year ended December 31, 2013, compared to $39.4 million for 2012, a decrease of $3.8 million or 9.6%. The decrease in operating expenses was primarily due to decreases in maintenance costs in the year ended December 31, 2013 compared to the year ended December 31, 2012.
General and administrative expenses were $7.5 million for the year ended December 31, 2013, compared to $9.9 million for 2012, a decrease of $2.3 million, or 23.6%. Our Predecessors' general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. While Delek continued to charge the Partnership for the management and operation of our logistics assets as specified in the Omnibus Agreement, the overall decrease in general and administrative expenses was primarily due to decreased cost allocations of certain general corporate services allocated to us during the year ended December 31, 2013, compared to the year ended December 31, 2012.
Depreciation and amortization was $13.7 million and $11.3 million for the years ended December 31, 2013 and 2012, respectively, an increase of $2.4 million, or 21.1%. This increase was primarily due to the addition of depreciation associated with the completion of a rail connection to Delek's El Dorado Refinery on our Lion Pipeline System, which was placed into service in January 2013, and the reversal of the Paline Pipeline System completed in May 2013. Further contributing to the increase was the addition of depreciation expense associated with the Tyler Terminal and Tank Assets acquired in July 2013.

Interest expense was $4.6 million for the year ended December 31, 2013, compared to $2.7 million for 2012, an increase of $1.9 million, or 70.4%. This increase is primarily attributable to increases in our deferred financing charges and increases in interest costs as a result of borrowings incurred in connection with our acquisition of the Tyler Terminal and Tank Assets.
Income tax expense (benefit) was $0.8 million and $(14.0) million during the years ended December 31, 2013 and 2012, respectively, an increase of $14.8 million. The increase in our tax expense was primarily due to the fact that the Partnership is not subject to federal income taxes as a limited partnership. Income tax expense as of December 31, 2013 reflects a nominal amount of state income tax. The DKL Predecessor's conversion from a corporation to a partnership resulted in a one-time tax benefit of $18.5 million in 2012.

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
Pipelines and Transportation Segment
Our pipelines and transportation segment includes the Lion Pipeline System, the SALA Gathering System, the Paline Pipeline System, the East Texas Crude Logistics System, the Tyler-Big Sandy Pipeline, the El Dorado Tank Assets, the Tyler Tank Assets and the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility. In addition to these operating systems, we also acquired transportation assets in December 2014 that include approximately 120 trucks and 200 trailers used to haul primarily crude oil and other products for unrelated and related third parties.
The following table and discussion present the results of operations of the pipelines and transportation segment, including the historical results of the El Dorado Tank Assets for all periods presented and the Tyler Tank Assets, for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (2)
Net sales:
Affiliate	$80,683	$51,878	$30,145
Third-Party	10,665	8,359	3,394
Total	$91,348	$60,237	$33,539
Operating costs and expenses:
Cost of goods sold	4,294	764	—
Operating expenses	31,300	27,465	32,359
Segment contribution margin	$55,754	$32,008	$1,180

Throughputs (average bpd)
Lion Pipeline System (2):
Crude pipelines (non-gathered)	47,906	46,515	46,027
Refined products pipelines to Enterprise Systems	53,461	49,694	45,220
SALA Gathering System (2)	22,656	22,152	20,747
East Texas Crude Logistics System	7,361	19,896	55,068

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record all revenues for intercompany storage services. Volumes for all periods include both affiliate and third-party throughput.

(2)
The information presented includes the results of operations of the El Dorado Predecessor and the Tyler Predecessor. Prior to the completion of the Offering, the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany storage services. Volumes for all periods include both affiliate and third-party throughput.

The following table presents the results of operations of the pipelines and transportation segment for the year ended December 31, 2014, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal and Tank Assets through February 10, 2014 (in thousands):

	Delek Logistics Partners, LP	El Dorado Tank Assets (1)	Year Ended December 31, 2014
		El Dorado Predecessor

Net sales	$91,348	$—	$91,348
Operating costs and expenses:
Cost of goods sold	4,294	—	4,294
Operating expenses	30,619	681	31,300
Segment contribution margin	$56,435	$(681)	$55,754

Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,906	—	47,906
Refined products pipelines to Enterprise Systems	53,461	—	53,461
SALA Gathering System	22,656	—	22,656
East Texas Crude Logistics System	7,361	—	7,361

(1)
The information presented is for the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany storage services.

Pipelines and Transportation Segment Operational Comparison of the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution margin for the pipelines and transportation segment for the year ended December 31, 2014 was $55.8 million, or 53.0% of our consolidated segment contribution margin, compared to $32.0 million, or 53.0% of our consolidated segment contribution margin, for the year ended December 31, 2013, an increase of $23.7 million, or 74.2%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition.
Net sales for the pipelines and transportation segment were $91.3 million for the year ended December 31, 2014 compared to $60.2 million for the year ended December 31, 2013, an increase of $31.1 million, or 51.6%. The increase in net sales was primarily attributable to the throughput and tankage agreements that we entered into in connection with the El Dorado Acquisition and the Tyler Acquisition, which contributed $14.0 million and $10.1 million, respectively, to net sales during the year ended December 31, 2014. Also contributing to the increase in net sales were increases in volumes across most of our operating systems in the pipelines and transportation segment.

Operating expenses were $31.3 million for the year ended December 31, 2014, compared to $27.5 million for the year ended December 31, 2013, an increase of $3.8 million, or 14.0%. The increase in operating expense was due primarily to increases in maintenance costs related to projects on our SALA Gathering and Paline Pipeline Systems in the year ended December 31, 2014, compared to the year ended December 31, 2013.

Pipelines and Transportation Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the pipelines and transportation segment in the year ended December 31, 2013 was $32.0 million, or 53.0% of our consolidated segment contribution margin, compared to $1.2 million, or 5.0% of our consolidated segment contribution margin, in 2012. This increase was primarily attributable to the effect of the commercial agreements we entered into with Delek in connection with the Offering and in connection with the acquisition of the Tyler Tank Assets, which reflect higher rates for crude oil gathering, crude oil, intermediate and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Revenue on our pipeline assets is generated by charging fees for services including gathering, transporting and storing crude oil. Cost of goods sold is therefore not incurred on these assets, resulting in inherently higher margins. Also contributing to the increase were fees received from the Paline Pipeline System.
Net sales for the pipelines and transportation segment were $60.2 million and $33.5 million during the years ended December 31, 2013 and 2012, respectively, an increase of $26.7 million, or 79.6%. The increase was primarily attributable to the effect of the commercial agreements we entered into with Delek in connection with the Offering, which reflect higher rates for crude oil gathering, crude oil, intermediates and refined products transportation and storage services as compared to the rates charged prior to the execution of the commercial agreements. Also contributing to the increase was the impact of the throughput and tankage agreement that went into effect in connection with the acquisition of the Tyler Tank Assets, which contributed $4.3 million to net sales in the year ended December 31, 2013. Further contributing to the increase were fees received from the Paline Pipeline System. The fees associated with the Paline Pipeline System contributed $6.4 million to net sales in the year ended December 31, 2013.
Operating expenses were $27.5 million for the year ended December 31, 2013, compared to $32.4 million in 2012, a decrease of $4.9 million, or 15.1%. The decrease in operating expenses was primarily due to decreases in maintenance costs in the year ended December 31, 2013, compared to the year ended December 31, 2012.

Wholesale Marketing and Terminalling
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The table and discussion below present the results of operations of the wholesale marketing and terminalling segment, including the historical results of the El Dorado Terminal for all periods presented and the Tyler Terminal, for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (2)
Net sales:
Affiliate	$33,900	$26,295	$13,469
Third-Party	716,005	820,896	975,578
Total	$749,905	$847,191	$989,047
Operating costs and expenses:
Cost of goods sold	692,927	810,600	959,434
Operating expenses	7,486	8,175	7,061
Segment contribution margin	$49,492	$28,416	$22,552

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (3)	61,368	58,773	57,574
West Texas marketing throughputs (average bpd) (4)	16,707	18,156	16,523
West Texas marketing margin per barrel (4)	$4.67	$2.12	$2.56
Bulk Biofuels (average bpd) (5)	—	—	5,577
Terminalling throughputs (average bpd) (6)	96,801	75,438	15,420

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record all revenues for intercompany terminalling services. Volumes for all periods include both affiliate and third-party throughput.

(2)
The information presented includes the results of operations of the El Dorado Predecessor and the Tyler Predecessor. Prior to the completion of the Offering, the El Dorado Acquisition and the Tyler Acquisition, our Predecessors did not record all revenues for intercompany terminalling services. Volumes for all periods include both affiliate and third-party throughput.

(3)
Prior to November 7, 2012, we also marketed jet fuel and petroleum coke. Subsequent to November 7, 2012, we ceased to market jet fuel and petroleum coke. Accordingly, these amounts include jet fuel and petroleum coke for the DKL Predecessor through November 7, 2012. Jet fuel and petroleum coke are excluded from these amounts subsequent to November 7, 2012.

(4)	Excludes bulk ethanol and biodiesel.

(5)
Prior to November 7, 2012, we also marketed bulk ethanol and biodiesel. Subsequent to November 7, 2012, we ceased to market bulk ethanol and biodiesel. Accordingly, these amounts are presented for the time period during which we marketed bulk biofuels.

(6)
Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals, our Big Sandy, Texas terminal, our North Little Rock, Arkansas terminal, our El Dorado Terminal, our Tyler Terminal and our Mount Pleasant Terminal. Throughputs for the North Little Rock terminal are for the 69 days Delek operated the terminal following its acquisition in October 2013. Throughput for the El Dorado Terminal is for the 324 days following the El Dorado Acquisition on February 10, 2014. Throughput for the Tyler Terminal is for the 159 days following the Tyler Acquisition on July 26, 2013. Throughputs for the Mount Pleasant Terminal are for the 92 days Delek operated the terminal following its acquisition on October 1, 2014. Barrels per day are calculated for only the days we operated each terminal. Total throughput barrels for the year ended December 31, 2014 were 34.8 million, which averaged 95,388 bpd for the 365-day period.

The following table presents the results of operations of the wholesale marketing and terminalling segment for the year ended December 31, 2014, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal through February 10, 2014 (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal (1)	Year Ended December 31, 2014
		El Dorado Predecessor
Net sales	$749,905	—	$749,905
Operating Costs and Expenses:
Cost of goods sold	692,927	—	692,927
Operating expenses	7,384	102	7,486
Segment contribution margin	$49,594	$(102)	$49,492

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	61,368	—	61,368
West Texas marketing throughputs (average bpd)	16,707	—	16,707
West Texas marketing margin per barrel	$4.67	—	$4.67
Terminalling throughputs (average bpd) (2)	96,801	7,298	96,519

(1)
The information presented is for the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for terminalling services.

(2)
Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals, our Big Sandy, Texas terminal, our North Little Rock, Arkansas terminal, our El Dorado Terminal, our Tyler Terminal, and our Mount Pleasant Terminal. Throughputs for the North Little Rock Terminal are for the 69 days Delek operated the terminal following its acquisition in October 2013. Throughput for the El Dorado Terminal is for the 324 days following the El Dorado Acquisition on February 10, 2014. Throughput for the Tyler Terminal is for the 159 days following the Tyler Acquisition on July 26, 2013. Throughputs for the Mount Pleasant Terminal are for the 92 days Delek operated the terminal following its acquisition on October 1, 2014. Barrels per day are calculated for only the days we operated each terminal. Total throughput barrels for the year ended December 31, 2014 were 34.8 million, which averaged 95,388 bpd for the 365-day period.

Wholesale Marketing and Terminalling Segment Operational Comparison of the Year Ended December 31, 2014 versus the Year Ended December 31, 2013
Contribution margin for the wholesale marketing and terminalling segment amounted to $49.5 million, or 47.0% of our consolidated segment contribution margin, for the year ended December 31, 2014, compared to $28.4 million, or 47.0% of our consolidated segment contribution margin, for the year ended December 31, 2013, an increase of $21.1 million, or 74.2%. The increase in contribution margin was primarily attributable to higher margins achieved in our operations in west Texas as a result of a favorable supply/demand balance and to downtime at other refiners in the region during the year ended December 31, 2014, compared to the year ended December 31, 2013.
Net sales for the wholesale marketing and terminalling segment were $749.9 million for the year ended December 31, 2014, compared to $847.2 million for the year ended December 31, 2013, a decrease of $97.3 million, or 11.5%. The decrease was primarily attributable to decreases in sales volumes in our west Texas operations due to reduced supply and to the fact that our Abilene terminal was not operational for a portion of the first quarter of 2014 due to required maintenance. Further contributing to the decrease were decreases in the average sales prices per gallon of gasoline and diesel. The average sales price per gallon of gasoline decreased $0.16 per gallon during the year ended December 31, 2014, to $2.57 per gallon, from $2.73 per gallon during the year ended December 31, 2013, while the average sales price per gallon of diesel decreased

$0.13 per gallon during the year ended December 31, 2014, to $2.94 per gallon, from $3.07 per gallon during the year ended December 31, 2013. These decreases were partially offset by the effect of the throughput and tankage agreements that we entered into in connection with the El Dorado Acquisition and the Tyler Acquisition, which contributed $1.8 million and $7.9 million, respectively, to net sales during the year ended December 31, 2014.
Cost of goods sold was $692.9 million in the year ended December 31, 2014, compared to cost of goods sold of $810.6 million for the year ended December 31, 2013, a decrease of $117.7 million, or 14.5%. The decrease in cost of goods sold was primarily attributable to decreases in sales volume and in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.20 per gallon during the year ended December 31, 2014, to $2.50 per gallon from $2.70 per gallon during the year ended December 31, 2013, while the average cost per gallon of diesel decreased $0.18 per gallon during the year ended December 31, 2014, to $2.84 per gallon from $3.02 per gallon during the year ended December 31, 2013.
Operating expenses in the wholesale marketing and terminalling segment were approximately $7.5 million and $8.2 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $0.7 million, or 8.4%. The decrease in operating expenses was primarily due to decreases in repairs and maintenance costs on the terminalling assets during the year ended December 31, 2014, compared to the year ended December 31, 2013.

Wholesale Marketing and Terminalling Segment Operational Comparison of the Year Ended December 31, 2013 versus the Year Ended December 31, 2012
Contribution margin for the wholesale marketing and terminalling segment in the year ended December 31, 2013 was $28.4 million, or 47.0% of our consolidated segment contribution margin, compared to $22.6 million, or 95.0% of our consolidated segment contribution margin, in 2012. The increase in contribution margin was primarily due to the impact of the throughput and tankage agreement that went into effect in connection with the acquisition of the Tyler Terminal, as cost of goods sold is not incurred on the Tyler Terminal assets, resulting in inherently higher margins.
Net sales for the wholesale marketing and terminalling segment were $847.2 million for the year ended December 31, 2013, compared to $989.0 million for the year ended December 31, 2012, a decrease of $141.8 million, or 14.3%. In the fourth quarter of 2011, we began selling bulk biofuels, primarily to Delek. The Partnership discontinued the sale of bulk biofuels following the Offering, which contributed to the decrease in net sales during the year ended December 31, 2013, compared to the year ended December 31, 2012. The sale of bulk biofuels contributed $198.1 million in sales for the year ended December 31, 2012. Also contributing to the decrease in net sales were decreases in the average sales prices per gallon of gasoline and diesel. There was a $0.12 per gallon decrease in the average sales price per gallon of gasoline for the year ended December 31, 2013, to $2.73 per gallon from $2.85 in the year ended December 31, 2012, while the average sales price per gallon of diesel decreased $0.11 for the year ended December 31, 2013, to $3.07 per gallon from $3.18 in the year ended December 31, 2012. The decreases in net sales due to the discontinuation of the sale of bulk biofuels and in the average sales prices per gallon of gasoline and diesel were partially offset by increases in throughput volumes in our operating systems within the wholesale marketing and terminalling segment. The decrease in net sales was also partially offset by the effect of the throughput and tankage agreement that we entered into in connection with the acquisition of the Tyler Terminal, which contributed $3.1 million to net sales in the year ended December 31, 2013.
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
Operating expenses in the wholesale marketing and terminalling segment were approximately $8.2 million and $7.1 million for the years ended December 31, 2013 and 2012, respectively, an increase of $1.1 million, or 15.8%. The increase in operating expenses was primarily due to increases in repairs and maintenance costs on the terminalling assets in the year ended December 31, 2013, compared to the year ended December 31, 2012.

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
On February 13, 2015, we paid a cash distribution of $0.51 per limited partner unit for the quarter ended December 31, 2014, which equates to $13.1 million per quarter, or $52.2 million per year, based on the number of common, subordinated and general partner units outstanding, including general partner incentive distribution rights. We do not have a legal obligation to pay this distribution.
The table below summarizes the quarterly distributions paid related to 2014 financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partners IDRs (in thousands)	Date of Distribution
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015
Historically, our Predecessors' sources of liquidity included cash generated from operations and borrowings under our Predecessors' revolving credit facility. Delek retained the working capital related to our Predecessors at the completion of the Offering, as those balances represented assets and liabilities related to the Predecessors' assets prior to the completion of the Offering.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash Flow Data:
Cash flows provided by operating activities	$85,920	$36,971	$17,112
Cash flows used in investing activities	(29,782)	(23,399)	(54,067)
Cash flows (used in) provided by financing activities	(55,201)	(36,100)	60,372
Net increase (decrease) in cash and cash equivalents	$937	$(22,528)	$23,417
Cash Flows from Operating Activities
Net cash provided by operating activities was $85.9 million for the year ended December 31, 2014, compared to $37.0 million for 2013. The increase in cash flows provided by operations in the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to higher revenues as a result of our commercial agreements executed concurrent with the El Dorado Acquisition and the Tyler Acquisition. Also contributing to the increase in cash flows provided by operations during the year ended December 31, 2014 were higher margins achieved in our operations in west Texas as a result of a favorable supply/demand balance and downtime at other refiners in the region during the year ended December 31, 2014, compared to the year ended December 31, 2013. Net income for the year ended December 31, 2014 was $71.1 million, compared to net income of $33.7 million in 2013.

Net cash provided by operating activities was $37.0 million for the year ended December 31, 2013, compared to $17.1 million for 2012. The increase in cash flows provided by operations in the year ended December 31, 2013 from the same period in 2012 was primarily due to higher revenues as a result of our commercial agreements executed concurrent with and subsequent to the Offering and the Tyler Acquisition. Net income for the year ended December 31, 2013 was $33.7 million, compared to net income of $13.9 million in 2012.

Cash Flows from Investing Activities
Net cash used in investing activities was $29.8 million for the year ended December 31, 2014, compared to $23.4 million used in 2013. Cash used in investing activities includes capital expenditures in 2014 of approximately $7.1 million, of which $3.8 million was spent on projects in the pipelines and transportation segment and $3.4 million was spent in the wholesale marketing and terminalling segment. Cash paid for the acquisitions of the Greenville-Mount Pleasant Assets and the FTT Assets accounted for approximately $11.1 million and $11.5 million, respectively, of the cash used in investing activities for the year ended December 31, 2014. This compares to capital expenditures made during the year ended December 31, 2013 of $12.7 million. Capital expenditures made during the year ended December 31, 2013 related primarily to the Tyler Terminal and Tank Assets, our Lion Pipeline System and the El Dorado Terminal and Tank Assets, which accounted for approximately $4.3 million, $3.4 million and $3.3 million, respectively, of total capital expenditures. Cash paid for the acquisitions of the Hopewell Pipeline and the North Little Rock Terminal accounted for approximately $5.7 million and $5.0 million, respectively, during the year ended December 31, 2013.
Net cash used in investing activities was $23.4 million for the year ended December 31, 2013, compared to $54.1 million used in 2012. Cash used in investing activities includes capital expenditures for 2013 of approximately $12.7 million, of which $9.6 million was spent on projects in the pipelines and transportation segment and $3.0 million was spent in the wholesale marketing and terminalling segment. The total expenditures made during the year ended December 31, 2013 related primarily to the Tyler Terminal and Tank Assets, our Lion Pipeline System and the El Dorado Terminal and Tank Assets, which accounted for approximately $4.3 million, $3.4 million and $3.3 million, respectively, of total capital expenditures. Cash paid for the acquisitions of the Hopewell Pipeline and the North Little Rock Terminal accounted for $10.7 million of the cash used in investing activities for the year ended December 31, 2013. Capital expenditures of $30.8 million were made during the year ended December 31, 2012, which related primarily to the Tyler Terminal and Tank Assets and the Lion Pipeline System assets. Of the total expenditures made during the year ended December 31, 2012, approximately $15.7 million, $7.2 million and $4.0 million related to the Tyler Terminal and Tank Assets, the Lion Pipeline System and the El Dorado Terminal and Tank Assets, respectively. Cash paid for acquisitions of the Nettleton Pipeline and the Big Sandy assets accounted for approximately $12.3 million and $11.0 million, respectively, during the year ended December 31, 2012.
Cash Flows from Financing Activities
Net cash used in financing activities was $55.2 million in the year ended December 31, 2014, compared to cash used of $36.1 million in 2013. We paid quarterly cash distributions totaling $45.2 million during the year ended December 31, 2014, compared to quarterly cash distributions totaling $34.8 million during the year ended December 31, 2013. Additionally, we paid $95.9 million in exchange for assets included in the El Dorado Acquisition during the year ended December 31, 2014, compared to $94.8 million paid in exchange for assets included in the Tyler Acquisition during the year ended December 31, 2013. Predecessor division equity contribution was $1.0 million during the year ended December 31, 2014, compared to $20.0 million during the year ended December 31, 2013. Partially offsetting the cash used in financing activities were net proceeds of $87.0 million and $74.8 million, respectively, under the Amended and Restated Credit Agreement.
Net cash used in financing activities was $36.1 million in the year ended December 31, 2013, compared to cash provided of $60.4 million in 2012. We paid quarterly cash distributions totaling $34.8 million during the year ended December 31, 2013. Additionally, we paid $94.8 million in exchange for assets included in the Tyler Acquisition. Predecessor division equity contribution was $20.0 million during the year ended December 31, 2013, compared to a distribution of $9.0 million during the year ended December 31, 2012. Offsetting the cash used in financing activities were net proceeds of $74.8 million under the Amended and Restated Credit Agreement compared to net proceeds of $59.7 million during the same period in 2012.
Cash Position and Indebtedness
As of December 31, 2014, our total cash and cash equivalents were approximately $1.9 million and we had total indebtedness of approximately $251.8 million. Borrowing availability under the Second Amended and Restated Credit Agreement was approximately $440.8 million and we had letters of credit issued of $7.5 million as of December 31, 2014. We believe we were in compliance with the applicable covenants in our credit agreement as of December 31, 2014.
We entered into a senior secured revolving credit agreement on November 7, 2012 , with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 and was most recently amended and restated on December 30, 2014. Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid.  The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
See Note 10 to the consolidated financial statements in "Item 8—Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.
Agreements Governing Certain Indebtedness of Delek
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of Delek's credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $300.0 million at any time outstanding, which amount is subject to increase for (i) certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and (ii) certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the Partnership and our subsidiaries and debt under certain types of contingent obligations. These arrangements also require that Delek meets certain minimum levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. We cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements. Please read “Item 1A—Risk Factors—Risks Relating to Our Business—Delek’s level of indebtedness, the terms of its borrowings and any potential future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our ability to obtain credit in the future and our potential future credit rating may also be affected by Delek’s level of indebtedness and creditworthiness.”
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2014, excluding capital spending related to the El Dorado Terminal and Tank Assets prior to the El Dorado Acquisition on February 10, 2014, were $7.0 million, of which approximately $3.6 million was spent in our pipelines and transportation segment and approximately $3.4 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $20.7 million for 2015.
The following table summarizes our actual capital expenditures for the year ended December 31, 2014 and planned capital expenditures for the full year 2015 by operating segment and major category (in thousands):

	Year Ended December 31,
	2015 Forecast	2014 Actual (2)
Pipelines and Transportation:
Regulatory	$999	$494
Maintenance (1)	10,513	1,907
Discretionary projects	3,406	1,154
Pipelines and transportation segment total	$14,918	$3,555
Wholesale Marketing and Terminalling:
Regulatory	$956
Maintenance (1)	1,171	2,533
Discretionary projects	3,669	867
Wholesale marketing and terminalling segment total	5,796	3,400
Total capital spending	$20,714	$6,955

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

(2)	The actual capital spending does not include capital expenditures prior to February 10, 2014 of $0.2 million related to the assets acquired in the El Dorado Acquisition.
For the full year 2015, we plan to spend approximately $1.0 million on regulatory projects in the pipelines and transportation segment. We spent $0.5 million on regulatory projects in the year ended December 31, 2014. In addition, we plan to spend approximately $10.5 million on maintenance projects and approximately $3.4 million for other discretionary projects in 2015 in the pipelines and transportation segment. In the wholesale marketing and terminalling segment, we have $5.8 million budgeted for the year ending December 31, 2015, of which $3.7 million is allocated to discretionary projects. Of the $10.5 million budgeted to maintenance projects in the pipelines and transportation segment, approximately $9.8 million relates to the repair and replacement of certain of our tanks. Of the $3.7 million budgeted to discretionary projects in the wholesale marketing and terminalling segment, $2.8 million relates to the expansion of the Tyler Terminal.
On February 10, 2014, in connection with the El Dorado Acquisition, the Partnership entered into the Second Omnibus Amendment. The Second Omnibus Amendment includes, among other things, (i) modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) an increase in the annual administrative fee payable by us to Delek under the Omnibus Agreement for general corporate and administrative services.
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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2014, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	$—	$—	$251,750	$—	$251,750
Interest (1)	5,942	11,901	11,868	—	29,711
Total	$5,942	$11,901	$263,618	$—	$281,461

(1)	Includes expected interest payments on debt outstanding under our credit facility in place at December 31, 2014. Floating interest rate debt is calculated using December 31, 2014 rates.
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

New Accounting Pronouncements
See Note 2 to the consolidated financial statements in "Item 8—Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a discussion of new accounting pronouncements applicable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At December 31, 2014, we had open derivative contracts representing 142,000 barrels of refined petroleum products. At December 31, 2013, we had no open derivative contracts. We recognized gains (losses) associated with derivatives not designated as hedging instruments of $3.1 million, $(0.6) million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were recorded to cost of goods sold in the accompanying consolidated statements of income. Please read Note 15 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remains in place in accordance with its terms. The estimated fair value of our interest rate derivative asset was a nominal amount and $0.1 million as of December 31, 2014 and 2013, respectively. In accordance with ASC 815, we recorded non-cash income (expense) representing the change in estimated fair value of the interest rate hedge agreements of $(0.1) million for each of the years ended December 31, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2014, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek. As of December 31, 2014, three individuals who serve as both directors and executive officers of the general partner, Messrs. Yemin, Ginzburg and Green, also own membership interests of 3.75%, 0.20% and 0.20%, respectively, in the general partner. Mr. Yemin also holds unvested awards of membership interests that, once fully vested, will increase his membership interest to 5.00%. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.

The Board of Directors of Our General Partner

The directors of our general partner oversee our operations. The members of our Board are not elected by our unitholders and will not be subject to re-election by our unitholders in the future. The general partner is a limited liability company and its directors are elected by its members, all of which are subsidiaries, affiliates, directors, officers and/or employees of Delek. The directors hold office for a term of one year or until their successors have been elected or qualified or until their earlier death or removal. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly without recourse to the general partner. Our general partner therefore may cause us to incur indebtedness or other obligations that are without recourse to the general partner.

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

At the date of this report, the Board consists of the following eight members: Ezra Uzi Yemin, Charles J. Brown, III, Mark B. Cox, Eric D. Gadd, Assaf Ginzburg, Frederec Green, Reuven Spiegel and Gary M. Sullivan, Jr. The Board has determined that each of Messrs. Brown, Gadd, Spiegel and Sullivan qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, Gadd, Spiegel and Sullivan has no material relationship with Delek or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.

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

Executive Officers of Our General Partner

Our general partner's executive officers manage the day-to-day affairs of our business and conduct our operations. The executive officers of our general partner are appointed by the Board and serve in that capacity at the discretion of the Board. All of our general partner's executive officers are employees and officers of Delek. While the amount of time that our general partner's executive officers devote to our business varies in any given year, we currently estimate that approximately 10% to 20% of their productive business time is spent on the management and conduct of our operations. The executive officers of our general partner intend, however, to devote as much of their time as is necessary for the proper conduct of our business. We also utilize a significant number of Delek's employees to operate our business and provide us with general and administrative services. Under the Second Omnibus Amendment, we pay Delek an annual fee, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, we reimburse Delek for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit. Please see "Item 1—Commercial Agreements—Other Agreements with Delek—Second Amended and Restated Omnibus Agreement" for a more complete discussion of the services provided by Delek to us.

Directors and Executive Officers of Our General Partner

The following table shows information for the directors and executive officers of our general partner:

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	46	Chairman of the Board of Directors, President and Chief Executive Officer
Charles J. Brown, III	67	Director, Chairman of Conflicts Committee and Member of Audit Committee
Eric D. Gadd	59	Director and Member of Audit and Conflicts Committees
Reuven Spiegel	58	Director and Member of Audit and Conflicts Committees
Gary M. Sullivan, Jr.	68	Director, Chairman of Audit Committee and Member of Conflicts Committee
Mark B. Cox	56	Director
Assaf Ginzburg	39	Director, Executive Vice President and Chief Financial Officer
Frederec Green	49	Director and Executive Vice President
Mark D. Smith	47	Executive Vice President
Daniel L. Gordon	37	Executive Vice President
Harry P. (Pete) Daily	66	Executive Vice President
Donald N. Holmes	64	Executive Vice President
Andrew L. Schwarcz	47	Executive Vice President, General Counsel and Secretary
Kent B. Thomas	46	Executive Vice President

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

Charles J. Brown, III has been a member of the Board of our general partner since November 2012 and has served as a member of the Audit Committee and Conflicts Committee since November 2012. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. Since July 2013, Mr. Brown has served as the executive vice president of Apex Clean Energy, Inc., an independent renewable energy company, where he manages legal and business development activities. Mr. Brown is currently the owner of, and since 2011 the chief advisor for, CRW Energy, a consulting firm focused in the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of McGuireWoods LLP, a large international law firm. Mr. Brown was appointed to the Board because of his experience in the energy industry, and because, as an attorney, he provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the Partnership.

Eric D. Gadd has been a member of the Board of our general partner since October 2013 and has served as a member of the Audit Committee and Conflicts Committee since October 2013. Mr. Gadd is the founder and president of the consulting firm Awelon LLC, which is focused on expanding business development opportunities for both public and private companies in the energy sector. He has over 35 years of diverse experience in the energy industry including exploration and production field services, mid-stream, renewable energy, commodity trading and risk management, and mergers and acquisitions. Prior to forming Awelon LLC in 2006, Mr. Gadd held various executive positions with multiple leading companies in the energy industry over a 25-year period. Mr. Gadd was appointed to the Board because of his extensive energy industry experience.

Reuven Spiegel has been a member of the Board of our general partner since July 2014 and has served as a member of the Audit Committee and Conflicts Committee since September 2014. Mr. Spiegel has served in the financial industry since 1983. Prior to joining the Board, Mr. Spiegel served as President, Chief Executive Officer, and Senior Executive Vice President of Israel Discount Bank Ltd. from 2001 through 2014. In 2005 and 2006, Mr. Spiegel also served as Chairman of the Board of Discount Mortgage Bank. The Board believes that Mr. Spiegel’s financial industry experience provides the Board with valuable expertise in the Partnership's financial and accounting matters.

Gary M. Sullivan, Jr. has been a member of the Board of our general partner since November 2012 and has served as a member of the Audit Committee and Conflicts Committee since November 2012. Mr. Sullivan is a certified public accountant and has been an adjunct faculty member at Virginia Commonwealth University's School of Business since January 2012 where he teaches accounting. From 2009 to 2012, Mr. Sullivan was a private investor. From 1975 through 2009, Mr. Sullivan served in various roles with Deloitte & Touche LLP culminating in the role of senior client partner from 2004 through 2009 and was involved in such capacity with several public companies, including sponsors of master limited partnerships. Mr. Sullivan was appointed to the Board because the Board believed that his experience as a certified public accountant and partner with Deloitte & Touche, LLP provides the Board with valuable expertise in matters involving finance and accounting in general and master limited partnerships in particular.

Mark B. Cox has been a member of the Board of our general partner since April 2012. Since May 2013, Mr. Cox has been the Chief Financial Officer of Eco-Energy, Inc., an alternative energy company focused on the marketing, trading, transportation and blending of biofuels. He was an executive vice president of our general partner from April 2012 until March 2013 and of Delek from September 2009 until March 2013. Mr. Cox served as the chief financial officer of our general partner from April 2012 until January 2013 and as the chief financial officer of Delek from September 2009 until January 2013. From June 2007 until September 2009, Mr. Cox served as the senior vice president-treasurer and director of investor relations of Western Refining, Inc., a publicly traded refining company. Between 1994 and 2007, he was employed by Giant Industries, Inc., and served in various positions including Vice President, Executive Vice President, Treasurer, Chief Financial Officer and Assistant Secretary. Mr. Cox was appointed to the Board because his energy industry and financial experience provides the Board with valuable expertise in financial and accounting matters typically confronted by companies in our industry.

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

Pete Daily has been an executive vice president of our general partner since April 2012. Mr. Daily has served as an executive vice president of Delek since November 2011 and as the primary operational officer for our Predecessor's operations since joining Delek in September 2006. Mr. Daily's duties include business development, marketing the refined products produced by Delek's refineries and marketing Delek's supply of refined products in west Texas. Mr. Daily has over 30 years of industry experience in the energy logistics and marketing business.

Daniel L. Gordon has been an executive vice president of our general partner since October 2014, an executive vice president of Delek US Holdings, Inc. since August 2014, a vice president of Delek US Holdings, Inc. since November 2012, and a vice president of our subsidiary, MAPCO Express, Inc., since joining us in 2011. Prior to joining us, Mr. Gordon served as president of Aska Energy in Atlanta, Georgia from 2009 to 2011 and as executive director, supply and distribution for RaceTrac Petroleum in Atlanta, Georgia from 2006 until 2009.

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

Andrew L. Schwarcz has been executive vice president, general counsel and secretary of our general partner since October 2012. Mr. Schwarcz joined Delek in a senior legal role in October 2007 and has served as Delek’s vice president since April 2009.

Mark D. Smith has served as an executive vice president of our general partner since October 2014 and as an executive vice president of Delek US Holdings, Inc. since May 2014. Prior to joining us, Mr. Smith spent nine years as a Vice President with Tesoro Refining and Marketing and Tesoro Companies, Inc. (collectively, “Tesoro”). From March 2010 until May 2014, Mr. Smith served as the Vice President - Development Supply and Logistics where he was responsible for Tesoro’s strategic supply, trading, and logistics activities. From 2008 through March 2010, Mr. Smith served as Vice President - Trading and Risk Management where he led Tesoro’s trading and risk management activities. From 2005 through 2008, Mr. Smith served as Vice President of Supply and Trading. Prior to 2005, Mr. Smith worked for Chevron USA leading their North American physical supply and trading activities.

Kent B. Thomas has been an executive vice president of our general partner since October 2012. From April 2012 to October 2012, Mr. Thomas served as executive vice president, general counsel and secretary of our general partner. Mr. Thomas has served as Delek’s executive vice president since November 2011 and as Delek’s general counsel and secretary since joining Delek in August 2005.

Board Leadership Structure

Mr. Yemin serves as Chairman of the Board. Our general partner has no policy with respect to the separation of the offices of Chairman and CEO. Rather, its policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry. He is also the Chairman of the board of directors of Delek, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chairman of the board of a publicly traded company. As such, the Board feels that combining the roles of Chairman and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met six times in the year ended December 31, 2014 with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he served during the year.

Executive Sessions

Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and our industry, while the other Board members bring experience and expertise specific to us and Delek. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors conduct such executive sessions as frequently as necessary, but at minimum generally in connection with each quarterly meeting of the Audit Committee. As Chairman of the Audit Committee, Mr. Sullivan generally presides.

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

Committees of the Board of Directors of Our General Partner

Audit Committee

The Board has a standing Audit Committee. The Audit Committee consists of Messrs. Sullivan (chairman), Brown, Gadd and Spiegel. Messrs. Brown and Sullivan joined the committee at its inception in November 2012, and Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Audit Committee met four times during the year ended December 31, 2014.

The Board has determined that (i) each of Messrs. Sullivan, Brown, Gadd and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE and (ii) Mr. Sullivan is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

The purpose of the Audit Committee is to provide assistance to the Board in the oversight of (a) the quality and integrity of our financial statements; (b) the disclosure and financial reporting process, including our financial statements; (c) our internal controls and procedures for financial reporting; (d) the performance of our internal audit function and the independent registered public accounting firm employed by us for the purpose of preparing and issuing an audit report or related work; (e) the qualifications and independence of our independent registered public accounting firm; and (f) our compliance with policies under our Code of Business Conduct & Ethics and legal and regulatory requirements. These responsibilities are set forth in the Audit Committee’s charter, which is available on our corporate website at www.DelekLogistics.com.

Conflicts Committee

The Conflicts Committee consists of Messrs. Brown (chairman), Gadd, Spiegel and Sullivan. The Board has determined that each of Messrs. Brown, Gadd, Spiegel and Sullivan qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Messrs. Brown and Sullivan joined the committee at its inception in November 2012, and Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Conflicts Committee met six times during the year ended December 31, 2014.

Our partnership agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest between us and Delek or any other person. However, pursuant to the partnership agreement and our Related Party Transactions Policy adopted by the Board, management of our general partner may submit certain related party transactions for review and approval or ratification by the Board or an authorized committee thereof. It is generally expected that the Conflicts Committee will be best suited to review related party transactions. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the Partnership, and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our partnership agreement. For further discussion of the Conflicts Committee and the Related Party Transactions Policy, see "Item 13—Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Approval Policy for Related Party Transactions."

Director Nominations and Corporate Governance

As a limited partnership, we rely on an exemption from the provisions of the NYSE Listed Company Manual, which would otherwise require us to have a nominating and corporate governance committee. Our general partner is a limited liability company and its directors are not elected by our unitholders but by its members in their sole discretion. Accordingly, the Board believes it is unnecessary to have a nominating and corporate governance committee or a committee performing the functions of such a committee. Candidates to serve on the Board are reviewed and selected in accordance with our general partner's Governance Guidelines, which are available on our corporate website at www.DelekLogistics.com.

Compensation Decisions

Our general partner does not have a compensation committee. Our general partner has decided that a compensation committee is not necessary at this time, primarily because neither our general partner nor the Partnership regularly provides compensation to the general partner's executive officers. However, our Board believes it is important to promote the interests of the Partnership by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Accordingly, the general partner adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek, the LTIP is fully administered by the Conflicts Committee. The disinterested members of the full Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner. A compensation consultant was not used in the formulation of our compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner, see "Item 11—Executive Compensation."

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

Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2014, all filing requirements applicable to the executive officers and directors of our general partner and owners of more than ten percent of our common units were met.

ITEM 11.    EXECUTIVE COMPENSATION

All of our general partner's executive officers are employees of Delek. Neither we nor our general partner directly employs any of the executive officers responsible for managing our business.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2014. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. These individuals may be referred to herein as our named executive officers or “NEOs.”

Overview - Compensation Decisions and Allocation of Compensation Expenses

Our general partner does not have a compensation committee. Our general partner has determined that a compensation committee is not necessary at this time, primarily because our general partner's executive officers do not regularly receive material compensation from our general partner or the Partnership. However, our Board believes it is important to promote the interests of the Partnership and the general partner by providing incentive compensation to employees of the Partnership's affiliates and others who perform services for us or on our behalf. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the LTIP. Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek, the LTIP is administered by the Conflicts Committee. The disinterested members of the Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner.

Under the terms of the Second Omnibus Amendment, we pay an annual administrative fee of $3.3 million per year to Delek for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Second Omnibus Amendment requires us to reimburse Delek directly for a proportionate amount of the salary and employee benefits costs of Delek employees who devote more than 50% of their time to our business and affairs.

None of our NEOs devoted more than 50% of his total business time to our business and affairs in 2014. Although our NEOs provide services to both Delek and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek, and we have not reimbursed Delek for the cost of such services. Except for awards under the LTIP, Delek has the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Because neither we nor our general partner directly employ any of our NEOs and because our NEOs are compensated by Delek to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2014. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs who are responsible for our management, growth and success to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with the Offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:

•	to motivate and retain our general partner's key executives;

•	to align the long-term economic interests of our general partner's executives with those of our unitholders; and

•	to reward excellence and performance by our general partner's executives that increases the value of our units.

Awards may be made under the LTIP to officers, directors and employees of Delek, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. No phantom units were granted to our executive officers in 2014.

Pursuant to the terms of the LTIP, upon the occurrence of an Exchange Transaction (as defined in the LTIP, and generally including a merger, consolidation, acquisition, reorganization or similar extraordinary transaction), the Board may, in its discretion, accelerate the vesting of the phantom units, adjust the terms of any outstanding phantom units, or, in the event of an Exchange Transaction in which our unitholders receive equity of another entity, provide for the conversion of the phantom units into comparable awards for such entity's equity. By providing the potential for immediate value to our NEOs in connection with an Exchange Transaction, this provision aligns our NEOs' interests with those of our unitholders and incentivizes our NEOs to work to maximize the value of our units in the event such a transaction were to occur. For additional detail regarding the amount of compensation our NEOs may be entitled to in the event of their termination or a change-in-control, see “—Potential Payments Upon Termination or Change-In-Control.”

Compensation Consultants

Our general partner does not have a compensation committee, and its Board did not retain a compensation consultant in 2014.

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

The members of the Conflicts Committee have submitted this Report to the Board of Directors as of February 23, 2015:

Charles J. Brown, III
Eric D. Gadd
Reuven Spiegel
Gary M. Sullivan, Jr.

2014 Summary Compensation Table

The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2014 (and the prior fiscal year) for our general partner's principal executive officer (Mr. Yemin) and principal financial officer (Mr. Ginzburg). Messrs. Yemin and Ginzburg are referred to collectively herein as our "named executive officers" or "NEOs."

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ezra Uzi Yemin Chief Executive Officer	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
	2012	—	—	5,546,600	—	—	5,546,600
Assaf Ginzburg Executive Vice President and Chief Financial Officer	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
	2012	—	—	1,132,500	—	—	1,132,500

(1)	Because none of our executive officers received total compensation from us or our general partner in excess of $100,000 in 2014, information is presented only for Messrs. Yemin and Ginzburg.

Grants of Plan Based Awards in 2014

Because our NEOs continued to benefit from significant plan-based equity awards granted in prior years, our NEOs were not granted plan-based equity awards during 2014.

Outstanding Equity Awards at December 31, 2014

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2014.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Ezra Uzi Yemin	—	—	n/a	n/a	73,464	$2,605,768
Assaf Ginzburg	—	—	n/a	n/a	30,000	$1,064,100

(1)	Awards in this column are phantom units which vest ratably every six months from June 10, 2015 through December 10, 2017.

(2)	Amounts in this column are based upon a fair market value of $35.47 per unit on December 31, 2014.

Option Exercises and Stock Vested in 2014

The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2014.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin	—	n/a	24,488	$824,756
Assaf Ginzburg	—	n/a	10,000	$336,800

(1)	Consists of the following:

Date	NEO	Phantom Units Vested	Fair Market Value Per Unit	Value Realized on Vesting
6/10/2014	Yemin	12,244	$35.46	$434,172
	Ginzburg	5,000		$177,300
12/10/2014	Yemin	12,244	$31.90	$390,584
	Ginzburg	5,000		$159,500

Potential Payments Upon Termination or Change-In-Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements and the LTIP took place on December 31, 2014 and their last day of employment with our general partner or its affiliates was December 31, 2014. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name	Termination of Employment	Change-In-Control (1)
Ezra Uzi Yemin	—	$2,605,768
Assaf Ginzburg	—	$1,064,100

(1)
The numbers in the “Change-In-Control” column assume that an “exchange transaction” (as described below) occurred on December 31, 2014 when the fair market value of our common units was $35.47 per unit, and, as a result, the Board of Directors of our general partner decided that all 73,464 and 30,000 outstanding phantom units held by Messrs. Yemin and Ginzburg, respectively, should become fully vested and participate in the transaction value of the units covered by the award (e.g., by exercise or cash out).

2012 Long-Term Incentive Plan

Under the terms of the LTIP and the applicable awards, phantom units that have not vested at the time the participant’s employment with our general partner or its affiliates terminates will generally be immediately forfeited unless the Board determines otherwise. In the event of an Exchange Transaction, defined generally under the LTIP to include a merger, consolidation, acquisition or disposition of stock, separation, reorganization, liquidation or other similar event or transaction designated by the Board in which our unitholders receive cash, stock or other property in exchange for or in connection with their units, our NEOs may be entitled, at the discretion of the Board, to the accelerated vesting of phantom units awarded under the LTIP. The LTIP and applicable awards provide that the Board may, in its discretion, (i) accelerate the vesting of the phantom units, (ii) make other adjustments to the terms of the phantom units, or (iii) in the event the Exchange Transaction involves the receipt of equity of another entity in exchange for units, convert the phantom units into comparable awards relating to such entity's equity. The “Change-In-Control” column in the “Potential Payments Upon Termination or Change-In-Control” table above illustrates the value of phantom units under the LTIP assuming that an Exchange Transaction occurred on December 31, 2014 and the Board elected to accelerate all of the phantom units held by our NEOs.

Compensation of Directors in 2014

Officers and employees of Delek or its subsidiaries do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors (Messrs. Brown, Cox, Gadd, Spiegel and Sullivan) (the "Compensated Directors") was determined by the Board. Each Compensated Director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement. The director compensation framework used in 2014 is summarized in the table below:

Board of Directors Annual Retainer	$35,000
Audit Committee Chair Annual Retainer	$10,000
Conflicts Committee Chair Annual Retainer	$5,000
Board and Committee Meeting Fees:
In-person board meeting	$1,500 per meeting
In-person committee meeting	$1,000 per meeting
Telephonic board meeting	$750 per meeting
Telephonic committee meeting	$500 per meeting
Equity Awards	2,500 phantom units per year

The following table sets forth a summary of the compensation we paid to the members of the Board for service during 2014.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)		Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	50,750	88,650	(4)	—	—	139,400
Mark B. Cox	40,250	88,650	(4)	—	—	128,900
Eric D. Gadd	47,250	88,650	(4)	—	—	135,900
Reuven Spiegel	19,087	79,750	(5)	—	—	98,837
Gary M. Sullivan, Jr.	57,250	88,650	(4)	—	—	145,900

(1)	Because they are officers and employees of Delek or its subsidiaries, Messrs. Yemin, Ginzburg and Green did not receive any compensation for their service as directors in 2014.

(2)	This column reports the amount of cash compensation earned in 2014 for Board and committee service. Mr. Spiegel commenced service on the Board in July 2014.

(3)
Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2014 fiscal year are included in Note 12 to our audited financial statements for the 2014 fiscal year included in this Annual Report on Form 10-K.

(4)
The grant date fair value of $35.46 per unit is equal to the NYSE closing price of our common units on the June 10, 2014 grant date. Each of Messrs. Brown and Sullivan held 5,500 outstanding phantom units at December 31, 2014. Messrs. Cox and Gadd held 2,250 and 4,250 outstanding phantom units, respectively, at December 31, 2014.

(5)
The grant date fair value of $31.90 per unit is equal to the NYSE closing price of our common units on the December 10, 2014 grant date. Mr. Spiegel held 2,500 outstanding phantom units at December 31, 2014.

Compensation Committee Interlocks and Insider Participation

Messrs. Brown, Gadd, Spiegel and Sullivan served on the Conflicts Committee during 2014 and Mr. Yemin assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 17, 2015 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek US Holdings, Inc. by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

	Delek Logistics Partners, LP						Delek US Holdings, Inc.
Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount, Nature and Percentage of Beneficial Ownership of Subordinated Units (2)		Amount, Nature and Percentage of Beneficial Ownership of General Partner Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	(#)	(%)	(#)	(%)	(#)	(%)	(#) (3)	(%)
Delek US Holdings, Inc. (4)	2,799,258	22.9	11,999,258	100.0	494,197	100.0	n/a	n/a
Piper Jaffray Companies (5)	1,647,369	13.5	—	—	—	—	n/a	n/a
Goldman Sachs Asset Management (6)	1,289,838	10.6	—	—	—	—	n/a	n/a
Clearbridge Investments, LLC (7)	835,405	6.8	—	—	—	—	n/a	n/a
Ezra Uzi Yemin (8)	170,839	1.4	—	—	—	—	423,806	*
Charles Brown	1,675	*	—	—	—	—	0	n/a
Mark B. Cox	25,250	*	—	—	—	—	0	n/a
Eric Gadd	750	*	—	—	—	—	0	n/a
Reuven Spiegel	0	*	—	—	—	—	0	n/a
Gary Sullivan	3,200	*	—	—	—	—	0	n/a
Assaf Ginzburg (9)	47,520	*	—	—	—	—	27,586	*
Frederec Green (10)	44,020	*	—	—	—	—	120,898	*
All directors, all director nominees, all NEOs and all executive officers as a group (14 persons)	329,812	2.7	—	—	—	—	671,632	1.2

*	Less than 1% of our issued and outstanding common units or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.

(1)	Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.

(2)
For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 12,216,447 common units, 11,999,258 subordinated units representing limited partner interests and 494,197 general partner units issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 57,274,580 shares issued and outstanding shares on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $32.82 fair market value of Delek US Holdings, Inc. Common Stock on the Measurement Date and the exercise price divided by $32.82).

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

(5)
According to a Schedule 13G/A filed with the SEC on February 17, 2015 by Piper Jaffray Companies, with an address of 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402. The Schedule 13G/A reports that Piper Jaffray Companies has sole voting and dispositive power with respect to the reported units.

(6)
According to a Schedule 13G/A filed with the SEC on February 13, 2015 by Goldman Sachs Asset Management, L.P. with an address of 200 West Street, New York, New York 10282. The Schedule 13G/A reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(7)
According to a Schedule 13G/A filed with the SEC on February 17, 2015 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(8)
30,000 of our units and 106,802 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. Delek US Holdings, Inc. Common Stock includes 4,153 RSUs that will vest within 60 days of the Measurement Date.

(9)	Delek US Holdings, Inc. Common Stock includes 13,333 RSUs that will vest within 60 days of the Measurement Date.

(10)	Delek US Holdings, Inc. Common Stock includes 11,750 RSUs that will vest within 60 days of the Measurement Date.

(11)	Delek US Holdings, Inc. Common Stock includes 5,250 RSUs that will vest within 60 days of the Measurement Date.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2014 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	494,883	N/A	117,324
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	494,883	N/A	117,324

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is included in Item 10 "Directors, Executive Officers and Corporate Governance" above.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Approval Policy for Related Party Transactions

As of February 20, 2015, Delek owned 2,799,258 common units, 11,999,258 subordinated units, and 494,197 general partner units, as well as incentive distribution rights, which collectively represents a 61.9% ownership interest in the Partnership. Certain transactions with Delek and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek and its affiliates, including our general partner, own more than five percent of our equity interests. In addition, Messrs. Yemin, Ginzburg, Green, Smith, Daily, Gordon, Holmes and Thomas serve as executive officers of both Delek and our general partner.

Accordingly, whenever a conflict arises between our general partner or its affiliates, on the one hand, and us and our limited partners, on the other hand, our general partner will resolve that conflict. The Board has adopted a written related party transactions policy. Under the amended policy, a related party generally includes the directors and executive officers of our general partner and their immediate family members as well as individuals (and their immediate family members) and entities that are beneficial owners of more than five percent of our voting securities. The policy generally considers transactions in which one of our related parties has a direct or indirect material interest to be "related party transactions", other than:

•transactions generally available to all employees or unitholders on the same terms;
•transactions involving less than $120,000, when aggregated with all similar transactions;

•transactions involving rates or charges determined by competitive bids or, if the transaction involves the rendering of services as a common or contract carrier, at rates or charges fixed in conformity with law or governmental authority; and
•transactions pursuant to maintenance or service orders in accordance with existing agreements that were filed as exhibits to the Partnership's filings with the SEC made prior to January 27, 2015 that do not materially change the economics contemplated by such agreements or the pricing of which is generally consistent with market pricing.

The related party transactions policy states that generally the Conflicts Committee is best suited to review all related party transactions. However, the related party transactions policy preserves the general partner's authority under our partnership agreement to approve related party transactions via other means for the resolution of conflicts of interest. Furthermore, our partnership agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest resulting from a related party transaction between us and Delek or any other related party. Accordingly, the Board may take actions with respect to related party transactions as it deems appropriate in accordance with the partnership agreement. We expect that any related party transaction will be presented to the Board or Conflicts Committee before commencement of such transaction, provided that if advance approval is not otherwise feasible, the Board or the Conflicts Committee (or other authorized committee of the Board) will act to ratify, amend or rescind such transaction.

Any unitholder challenging any matter approved by the Conflicts Committee will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our partnership agreement. We expect that in determining whether to approve a related party transaction, the Conflicts Committee will consider whether the terms are fair to us, taking into account the totality of our relationships with the related party, whether the transaction is material to us, whether the terms are no less favorable to us than those generally being provided to or available from unrelated third parties and the structure of the transaction, as well as any other factors that the Conflicts Committee may deem appropriate. For a further discussion of our Conflicts Committee, see "Item 10—Directors, Executive Officers and Corporate Governance—Committees of the Board of Directors of Our General Partner—Conflicts Committee."

With respect to any course of action taken, the Board shall be presumed to have acted in good faith on any matters which the Board determines (i) are on terms no less favorable to us than those generally being provided to or available from unrelated third parties, or (ii) are fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us). Any unitholder challenging any matter approved by the Board will have the burden of proving that the members of the Board did not act in good faith in accordance with the terms of our partnership agreement.

Distributions and Payments to Delek and Our General Partner

Our partnership agreement generally requires us to make quarterly cash distributions of 98% of our "available cash" to limited partners, including Delek, and 2% to our general partner (assuming it makes any capital contributions necessary to maintain its 2% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner may be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. During 2014, we made quarterly distributions totaling $45.0 million to our unitholders, of which $28.1 million was paid to Delek and our general partner.

Acquisitions
On July 26, 2013, the Partnership acquired from Delek (i) a refined products terminal located at Delek's Tyler, Texas Refinery and (ii) 96 storage tanks and certain ancillary assets adjacent to the refinery (such transaction, the “Tyler Acquisition”).
On February 10, 2014, the Partnership acquired from Delek (i) the refined products terminal located at Delek's El Dorado, Arkansas refinery and (ii) 158 storage tanks and certain ancillary assets at and adjacent to the refinery (such transaction, the “El Dorado Acquisition”).
These acquisitions are described in greater detail under the heading “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement

We have entered into various long-term, fee-based commercial agreements with Delek under which we provide gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek, and Delek commits to minimum monthly throughput volumes of crude oil and refined products. These agreements are described in detail under the heading "Item 1—Business—Commercial Agreements—Commercial Agreements Entered Into in Connection with the Offering," "—Commercial Agreements—Commercial Agreements in Connection with the El Dorado Acquisition," "—

Commercial Agreements—Commercial Agreements in Connection with the Tyler Acquisition" and "—Commercial Agreements—Other Agreements with Delek." The amounts paid under those agreements and other non-contractual arrangements with Delek during 2014 are as follows:

•
Delek, directly or indirectly, paid us approximately $2.1 million pursuant to the Memphis terminalling agreement in 2014 and $1.5 million for terminalling services at our Nashville, Tennessee terminal;

•	Delek paid us approximately $8.7 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement in 2014;

•	Delek paid us approximately $14.4 million pursuant to the East Texas marketing agreement in 2014;

•	Delek paid us approximately $2.6 million pursuant to the amended and restated services agreement for the Big Sandy terminal and pipeline in 2014;

•	Delek paid us approximately $18.1 million pursuant to the Tyler Terminal and Tank Assets Throughput and Tankage Agreement in 2014.

•	Delek, directly or indirectly, paid us approximately $1.5 million pursuant to the North Little Rock terminalling services agreement.

•	Delek, directly or indirectly, paid us approximately $15.8 million pursuant to the El Dorado Terminal and Tank Assets Throughput and Tankage Agreement.

•	Delek paid us approximately $0.1 million related to revenue earned on our Greenville-Mount Pleasant Assets.

•	Delek paid us approximately $0.4 million related to revenue earned on trucking services.
For a discussion of a third party's involvement in certain of these agreements, see "Item 1—Business—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement."
The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012 (the "Omnibus Agreement"). On July 26, 2013, in connection with the Tyler Acquisition, the Partnership and the other parties entered into an amendment and restatement of the Omnibus Agreement (the "First Omnibus Amendment"), which was amended and restated on February 10, 2014, in connection with the El Dorado Acquisition (the "Second Omnibus Amendment").
Pursuant to the terms of the First and Second Omnibus Amendments, we paid Delek approximately $3.3 million during the year ended December 31, 2014 for general corporate and administrative services. We paid Delek $0.2 million pursuant to each of the site services agreements we entered into in connection with the Tyler Acquisition and the El Dorado Acquisition. See "Item 1—Business—Commercial Agreements—Commercial Agreements in Connection with the Tyler Acquisition" and "Item 1—Business—Commercial Agreements—Commercial Agreements in Connection with the El Dorado Acquisition." Additionally, we were paid $5.2 million pursuant to the First and Second Omnibus Amendments in relation to expenses incurred in connection with the Magnolia, Macedonia and Haynesville crude oil releases that occurred in March 2013, October 2013, and April 2014, respectively. We were also reimbursed $1.6 million for certain capital improvements pursuant to the terms of the First and Second Omnibus Amendments.
On July 26, 2013, in connection with the Tyler Acquisition, the Partnership, our general partner and Delek Logistics Services Company terminated the operation and management services agreement. However, we continued to reimburse Delek or our general partner, as the case may be, for the services provided to us under our partnership agreement, pursuant to which we paid Delek or our general partner approximately $12.3 million during the year ended December 31, 2014.
In addition to the agreements described above, we purchased finished product from Delek, totaling $37.6 million during the year ended December 31, 2014. We also purchased bulk biofuels totaling $18.5 million from Delek during the year ended December 31, 2014. In addition, we sold Renewable Identification Numbers in the amount of approximately $4.4 million to Delek during the year ended December 31, 2014.
The First and Second Omnibus Amendments and operations and management services agreements are described in greater detail under the heading "Item 1—Business—Commercial Agreements—Other Agreements with Delek."
We entered into a senior secured revolving credit agreement on November 7, 2012 , with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). The obligations under the Second Amended and Restated Credit Agreement are secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing provides a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement, the guaranty and the transactions related to it are described in greater detail under the heading “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Position and Indebtedness.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees of $694,537 and $881,861 paid for the services of Ernst & Young LLP during fiscal years 2014 and 2013, respectively, include services related to the audits of our consolidated financial statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2014 and December 31, 2013 financial statements regardless of when the fees and expenses were paid. Tax fees of $45,960 paid for the services of Ernst & Young LLP during fiscal year 2014 include services which consisted primarily of consultations on various tax matters related to us and our subsidiaries.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures. In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the year ended December 31, 2014, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

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

10.2
Second Amended and Restated Credit Agreement, dated as of December 30, 2014, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, Paline Pipeline Company, LLC, DKL Transportation, LLC and Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on January 6, 2015).

10.3
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

10.4	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.5	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.6
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.7
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.8
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012).

10.9
Terminalling Services Agreement (Memphis Terminal), dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Operating, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.10 to the Partnership's Form 8-K filed on November 7, 2012).

10.10	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.11	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.12	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Partnership's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

10.13
Asset Purchase Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.14
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.15
Lease and Access Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on August 1, 2013).

10.16
Site Services Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K filed on August 1, 2013).

10.17
Asset Purchase Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.18
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.19
Lease and Access Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on February 14, 2014).

10.20
Site Services Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K filed on February 14, 2014).

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
The following materials from Delek Logistics Partners, LP Annual Report on Form 10-K for the annual period ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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

Delek Logistics Partners, LP

Consolidated Financial Statements
As of December 31, 2014 and 2013 and
For Each of the Three Years Ended December 31, 2014, 2013 and 2012

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delek Logistics Partners, LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Delek Logistics Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Delek Logistics Partners, LP and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek Logistics Partners, LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 26, 2015

Delek Logistics Partners, LP
Consolidated Balance Sheets

	December 31,
	2014	2013 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,861	$924
Accounts receivable	27,956	28,976
Inventory	10,316	17,512
Deferred tax assets	28	12
Other current assets	768	341
Total current assets	40,929	47,765
Property, plant and equipment:
Property, plant and equipment	293,525	264,072
Less: accumulated depreciation	(52,992)	(39,566)
Property, plant and equipment, net	240,533	224,506
Goodwill	11,654	11,654
Intangible assets, net	11,349	12,374
Other non-current assets	7,374	5,045
Total assets	$311,839	$301,344
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,208	$26,045
Accounts payable to related parties	628	1,513
Excise and other taxes payable	5,443	5,700
Accrued expenses and other current liabilities	1,588	4,732
Tank inspection liabilities	2,829	1,719
Pipeline release liabilities	1,899	—
Total current liabilities	30,595	39,709
Non-current liabilities:
Revolving credit facility	251,750	164,800
Asset retirement obligations	3,319	3,087
Deferred tax liabilities	231	324
Other non-current liabilities	5,889	6,222
Total non-current liabilities	261,189	174,433
Equity:
Predecessor division equity	—	25,161
Common unitholders - public; 9,417,189 units issued and outstanding at December 31, 2014 (9,353,240 at December 31, 2013)	194,737	183,839
Common unitholders - Delek; 2,799,258 units issued and outstanding at December 31, 2014 (2,799,258 at December 31, 2013)	(241,112)	(176,680)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at December 31, 2014 (11,999,258 at December 31, 2013)	73,515	59,386
General partner - Delek; 494,197 units issued and outstanding at December 31, 2014 (492,893 at December 31, 2013)	(7,085)	(4,504)
Total equity	20,055	87,202
Total liabilities and equity	$311,839	$301,344
(1) Includes the historical balances of the El Dorado Terminal and Tank Assets. See Notes 1 and 3 for further discussion.
See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2014	2013 (1)	2012 (1)
	(In thousands, except unit data and per unit data)
Net sales:
Affiliate	114,583	78,173	43,614
Third Party	726,670	829,255	978,972
Net sales	$841,253	$907,428	$1,022,586

Operating costs and expenses:
Cost of goods sold	697,221	811,364	959,434
Operating expenses	38,786	35,640	39,420
General and administrative expenses	10,616	7,526	9,856
Depreciation and amortization	14,705	13,738	11,343
Loss on asset disposals	83	166	9
Total operating costs and expenses	761,411	868,434	1,020,062
Operating income	79,842	38,994	2,524
Interest expense, net	8,656	4,570	2,682
Income (loss) before income tax expense (benefit)	71,186	34,424	(158)
Income tax expense (benefit)	132	757	(14,024)
Net income	71,054	33,667	13,866
Less: (loss) income attributable to Predecessors	(943)	(14,163)	5,456
Net income attributable to partners	$71,997	$47,830	$8,410
Comprehensive income attributable to partners	$71,997	$47,830	$8,410

Less: General partner's interest in net income, including incentive distribution rights	(2,366)	(957)	(168)
Limited partners' interest in net income	$69,631	$46,873	$8,242

Net income per limited partner unit:
Common units - (basic)	$2.88	$1.95	$0.34
Common units - (diluted)	$2.85	$1.93	$0.34
Subordinated units - Delek (basic and diluted)	$2.88	$1.95	$0.34

Weighted average limited partner units outstanding:
Common units - (basic)	12,171,548	12,025,249	11,999,258
Common units - (diluted)	12,302,629	12,148,774	11,999,258
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

Cash distributions per limited partner unit	$1.900	$1.600	$0.224
(1) Adjusted to include the historical results of the El Dorado Terminal and Tank Assets. See Notes 1 and 3 for further discussion.
See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity

		Partnership
	Equity of Predecessors	Common - Public	Common - Delek	Subordinated - Delek	General Partner - Delek	Total
	(In thousands)
Balance at December 31, 2011	148,324	—	—	—	—	148,324
Contribution of equity to the Sponsor	(9,430)	—	—	—	—	(9,430)
Income attributable to Predecessors	5,456	—	—	—	—	5,456
Allocation of net assets contributed to the unitholders	(87,090)	—	(11,554)	48,753	49,891	—
Equity offering, net of issuance costs	—	175,459	—	—	—	175,459
Distributions to unitholders and general partner related to assets acquired in the initial public offering	—	—	(116,535)	—	(50,000)	(166,535)
Net income attributable to partners	—	3,160	960	4,122	168	8,410
Other	117	109	—	—	(108)	118
Balance at December 31, 2012	57,377	178,728	(127,129)	52,875	(49)	161,802
Sponsor contributions of equity to the Predecessor	20,001	—	—	—	—	20,001
Loss attributable to Predecessor	(14,163)	—	—	—	—	(14,163)
Liabilities not assumed by the Partnership	213	—	—	—	—	213
Allocation of net assets acquired by the unitholders	(38,267)	—	37,502	—	765	—
Cash distributions (1)	—	(13,223)	(96,848)	(16,907)	(2,586)	(129,564)
Sponsorship contribution of fixed assets	—	—	510	—	10	520
Net income attributable to partners	—	18,035	5,455	23,383	957	47,830
Unit-based compensation	—	341	3,822	—	(3,699)	464
Other	—	(42)	8	35	98	99
Balance at December 31, 2013	25,161	183,839	(176,680)	59,386	(4,504)	87,202
Sponsor contributions of equity to the Predecessor	1,006	—	—	—	—	1,006
Loss attributable to Predecessor	(943)	—	—	—	—	(943)
Allocation of net assets acquired by the unitholders	(25,224)	—	24,720	—	504	—
Cash distributions (2)	—	(17,099)	(99,035)	(21,658)	(3,300)	(141,092)
Sponsorship contribution of fixed assets	—	—	1,534	—	32	1,566
Net income attributable to partners	—	27,386	8,166	35,005	1,440	71,997
Unit-based compensation	—	611	183	782	(1,302)	274
Other	—	—	—	—	45	45
Balance at December 31, 2014	$—	$194,737	$(241,112)	$73,515	$(7,085)	$20,055

(1) Cash distributions include $94.8 million in cash payments for an acquisition from Delek during 2013. As an entity under common control with Delek, we record the assets that we acquire from Delek on our consolidated balance sheet at Delek's historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Delek is recorded within equity. As a result of this accounting treatment, the acquisition resulted in a $56.5 million decrease in our equity balance during 2013. Distributions also include $0.2 million related to distribution equivalents on vested phantom units.

(2) Cash distributions include $95.9 million in cash payments for an acquisition from Delek during 2014. As an entity under common control with Delek, we record the assets that we acquire from Delek on our consolidated balance sheet at Delek's historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Delek is recorded within equity. As a result of this accounting treatment, the acquisition resulted in a $70.7 million decrease in our equity balance during 2014. Distributions also include $0.2 million related to distribution equivalents on vested phantom units.

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP - Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013 (1)	2012 (1)
Cash flows from operating activities:	(In thousands)
Net income	$71,054	$33,667	$13,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,705	13,738	11,343
Amortization of unfavorable contract liability to revenue	(2,670)	(2,623)	(668)
Amortization of deferred financing costs	1,267	1,007	381
Accretion of asset retirement obligations	232	224	194
Loss on asset disposals	83	166	9
Deferred income taxes	(109)	309	(18,762)
Share-based compensation expense	—	—	92
Unit-based compensation expense	274	464	1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,892	(1,251)	(5,148)
Inventories and other current assets	7,894	(3,333)	4,917
Accounts payable and other current liabilities	(6,960)	7,472	(4,401)
Accounts payable - related parties	(885)	(8,635)	15,766
Non-current assets and liabilities, net	(1,857)	(4,234)	(478)
Net cash provided by operating activities	85,920	36,971	17,112
Cash flows from investing activities:
Business combinations	(22,650)	(10,737)	(23,272)
Purchases of property, plant and equipment	(7,132)	(12,662)	(30,816)
Proceeds from sales of property, plant and equipment	—	—	21
Net cash used in investing activities	(29,782)	(23,399)	(54,067)
Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount	—	—	179,676
Proceeds from issuance of additional units to maintain 2% General Partner interest	45	99	—
Distributions to general partner	(1,382)	(690)	(50,000)
Distributions to common unitholders - Public	(17,099)	(13,223)	—
Distributions to common unitholders - Delek	(5,053)	(3,944)	(116,535)
Distributions to subordinated unitholders	(21,658)	(16,907)	—
Distributions to Delek for contribution of El Dorado Terminal and Tank Assets	(95,900)	(94,800)	—
Proceeds from revolving credit facility	499,750	206,300	351,900
Payments of revolving credit facility	(412,800)	(131,500)	(292,200)
Tax benefit from exercise of equity-based compensation	—	—	25
Offering costs	—	—	(4,217)
Deferred financing costs paid	(3,688)	(2,273)	(3,821)
Predecessor division equity contribution (distribution)	1,006	20,001	(8,954)
Reimbursement of capital expenditures by Sponsor	1,578	837	4,498
Net cash used in (provided by) financing activities	(55,201)	(36,100)	60,372
Net increase (decrease) in cash and cash equivalents	937	(22,528)	23,417
Cash and cash equivalents at the beginning of the period	924	23,452	35
Cash and cash equivalents at the end of the period	$1,861	$924	$23,452

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,661	$3,242	$2,006
Taxes	$18	$30	$1,316
Non-cash financing activities:
Working capital retained by Sponsor	$—	$213	$63,847
Sponsor contribution of fixed assets	$1,566	$520	$476
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
The information presented in this Annual Report on Form 10-K contains the combined financial results of Delek Logistics Partners, LP Predecessor (the "DKL Predecessor"), our predecessor for accounting purposes, for periods presented through November 6, 2012, and the consolidated financial results of Delek Logistics, Partners, LP for the period beginning November 7, 2012, the date the Partnership commenced operations. The DKL Predecessor includes the financial results of the initial assets acquired from Delek during the initial public offering (the "Offering") through November 7, 2012. The consolidated balance sheet as of December 31, 2014 presents solely the consolidated financial position of the Partnership.
On July 26, 2013, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and, together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek (i) the refined products terminal (the “El Dorado Terminal”) located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and, together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
The El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor") and (ii) the historical results of the Tyler Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through July 26, 2013 (the "Tyler Predecessor"). We refer to the historical results of the DKL Predecessor, El Dorado Predecessor and Tyler Predecessor collectively as our "Predecessors." See Note 3 for further information regarding the El Dorado Acquisition and the Tyler Acquisition.
Description of Business
The Partnership owns and operates logistics and marketing assets for crude oil and intermediate and refined products. A substantial majority of our existing assets are integral to and dependent on the success of Delek’s refining and marketing operations. We gather, transport and store crude oil and market, distribute, transport and store refined products in select regions of the southeastern United States and west Texas for Delek and third parties, primarily in support of the Tyler Refinery and the El Dorado Refinery.
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
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current year presentation. For example, our December 31, 2013 balance sheet has been adjusted to increase goodwill by $1.2 million, offset by a corresponding decrease to property, plant and equipment, due to the finalization of the purchase price allocation of our Hopewell acquisition. These reclassifications had no effect on net income or shareholders' equity as previously reported.
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
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance has been established as of December 31, 2014 and 2013.
One customer accounted for approximately 21.0% of the consolidated accounts receivable balance as of December 31, 2014. Two customers accounted for approximately 27.2% of the consolidated accounts receivable balance as of December 31, 2013.
Inventory
Inventory consists of refined products, which are stated at the lower of cost or market on a FIFO basis.
One vendor in the wholesale marketing and terminalling segment accounted for approximately 69.0% of our consolidated inventory purchases during the year ended December 31, 2014. Two vendors in the wholesale marketing and terminalling segment accounted for a total of 96.1% and 76.1% of our consolidated inventory purchases during the years ended December 31, 2013 and 2012, respectively.
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
Intangible Assets
Intangible assets consist of long-term supply contracts and indefinite-lived rights of way. We amortize the definite-lived long-term supply contracts on a straight-line basis over the estimated useful life of 11.5 years. The amortization expense is included in depreciation and amortization in the accompanying consolidated financial statements.
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
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Our goodwill is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and we perform this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If an asset’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the asset’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2014, 2013, or 2012.
Derivatives
We record all derivative financial instruments, including forward fuel contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedge accounting treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing valuations from third party financial and brokerage institutions. During the years ended December 31, 2014, 2013, and 2012, we did not elect to apply hedge accounting treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of income and comprehensive income.
Our policy under the guidance of ASC 815-10-45, Derivatives and Hedging—Other Presentation Matters ("ASC 815-10-45"), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against any cash collateral associated with these derivative positions. See Note 15 for further discussion.
Fair Value of Financial Instruments
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825").
We apply the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), in our presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the balance sheet on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 14 for further discussion.
We apply the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2014 or 2013, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
Beginning balance	$3,087	$3,263
Liabilities settled	—	(400)
Accretion expense	232	224
Ending balance	$3,319	$3,087

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.
Revenue Recognition
Revenues for products sold are recorded at the point of sale upon delivery of product, which is the point at which title to the product is transferred, and when payment has either been received or collection is reasonably assured. Service revenues are recognized as crude oil and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product sales revenues for these services, as title on the product never passes to us. All revenues are based on regulated tariff rates or contractual rates.
Cost of Goods Sold and Operating Expenses
Cost of goods sold includes all costs of refined products, additives and related transportation. We do not recognize product cost of sales related to our shipping, delivering and storage services, as title to the product never passes to us. Operating expenses include the costs associated with the operation of owned terminals and other logistics assets, terminalling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes
Our policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations.
Deferred Financing Costs
Deferred financing costs are included in other non-current assets in the accompanying consolidated balance sheets and represent expenses related to issuing and amending our revolving credit facility. These amounts are amortized ratably over the remaining term of our revolving credit facility and are included in interest expense in the accompanying consolidated statements of income and comprehensive income.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases.
Lease expense for all operating leases, including the El Dorado Predecessor and the Tyler Predecessor, totaled $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Prior to our Offering, the Predecessor was a corporation included in its parent's consolidated tax return. As such, the Predecessor was subject to both federal and state income taxes and recorded deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Partnership had total tax expense of $0.1 million and $0.8 million in 2014 and 2013, respectively. Subsequent to the Offering, the Partnership had total tax expense of $0.1 million in 2012. The majority of the change in deferred tax assets and liabilities relates to the Predecessor's conversion to a partnership and no longer being subject to federal income tax. The conversion from a taxable corporation to a passthrough resulted in a one-time tax benefit of $18.5 million in 2012.
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
Net Income per Limited Partner Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders)

is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and incentive distribution rights by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for incentive distribution rights to our general partner, which is the holder of the incentive distribution rights pursuant to our partnership agreement.
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
Comprehensive Income
Comprehensive income for the years ended December 31, 2014, 2013, and 2012 was equivalent to net income.
New Accounting Pronouncements
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new guidance or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is not permitted. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.

3. Acquisitions
Acquisitions from Delek
El Dorado Terminal and Tankage Acquisition
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
In connection with the El Dorado Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Second Omnibus Amendment (as defined in Note 18—Related Party Transactions), (iii) a throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets, (iv) a lease and access agreement, and (v) a site services agreement. See Note 18 for additional information regarding these agreements.
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
In connection with the Tyler Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the First Omnibus Amendment (as defined in Note 18—Related Party Transactions), (iii) a throughput and tankage agreement with respect to the Tyler Terminal and Tank Assets, (iv) a lease and access agreement and (v) a site services agreement. See Note 18 for additional information regarding these agreements.
Financial Results of El Dorado Terminal and Tanks Assets and Tyler Terminal and Tank Assets
The acquisitions of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Acquisition and the Tyler Acquisition were recorded at amounts based on Delek's historical carrying value as of each respective acquisition date, which were $25.2 million as of February 10, 2014 and $38.3 million as of July 26, 2013, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal and the Tyler Terminal are included in the wholesale marketing and terminalling segment. The results of the El Dorado Tank Assets and the Tyler Tank Assets are included in the pipelines and transportation segment.
The following amounts associated with the El Dorado Terminal and Tank Assets, subsequent to February 10, 2014, are included in the consolidated statements of income and comprehensive income of the Partnership (in thousands):

Year Ended
December 31, 2014
El Dorado Terminal and Tank Assets
Total operating revenues	$15,809
Net income attributable to the Partnership	$10,481
Costs associated with the acquisition	$186

The results of the El Dorado Terminal and and Tank Assets operations prior to the completion of the El Dorado Acquisition on February 10, 2014 and the Tyler Terminal and Tank Assets operations prior to the completion of the Tyler Acquisition on July 26, 2013 have been included in the El Dorado Predecessor and Tyler Predecessor results in the tables below. The results of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets subsequent to February 10, 2014 and July 26, 2013, respectively have been included in the Partnership's results. Costs associated with the El Dorado Acquisition in the amount of $0.2 million are included in general and administrative expenses for the year ended December 31, 2014.
The tables below present our balance sheet and results of operations, the effect of including the results of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets, and the adjusted total amounts included in our consolidated financial statements.

Consolidated Balance Sheet as of December 31, 2013

	Delek Logistics	El Dorado Terminal and Tank Assets	Delek Logistics Partners, LP
	Partners, LP	(El Dorado Predecessor)	December 31, 2013
		(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$924	$—	$924
Accounts receivable	28,976	—	28,976
Inventory	17,512	—	17,512
Deferred tax assets	12	—	12
Other current assets	341	—	341
Total current assets	47,765	—	47,765
Property, plant and equipment:
Property, plant and equipment	234,272	29,800	264,072
Less: accumulated depreciation	(36,306)	(3,260)	(39,566)
Property, plant and equipment, net	197,966	26,540	224,506
Goodwill	11,654	—	11,654
Intangible assets, net	12,374	—	12,374
Other non-current assets	5,045	—	5,045
Total assets	$274,804	$26,540	$301,344
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,045	$—	$26,045
Accounts payable to related parties	1,513	—	1,513
Excise and other taxes payable	5,700	—	5,700
Accrued expenses and other current liabilities	4,732	—	4,732
Tank inspection liabilities	1,044	675	1,719
Total current liabilities	39,034	675	39,709
Non-current liabilities:
Revolving credit facility	164,800	—	164,800
Asset retirement obligations	2,993	94	3,087
Deferred tax liability	324	—	324
Other non-current liabilities	5,612	610	6,222
Total non-current liabilities	173,729	704	174,433
Equity:
Predecessors division equity	—	25,161	25,161
Common unitholders - public (9,353,240 units issued and outstanding)	183,839	—	183,839
Common unitholders - Delek (2,799,258 units issued and outstanding)	(176,680)	—	(176,680)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	59,386	—	59,386
General Partner unitholders - Delek (492,893 units issued and outstanding)	(4,504)	—	(4,504)
Total equity	62,041	25,161	87,202
Total liabilities and equity	$274,804	$26,540	$301,344

Consolidated Statements of Income

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets	Year Ended December 31, 2014
(In thousands)		(El Dorado Predecessor)
Net Sales	$841,253	$—	$841,253
Operating costs and expenses:
Cost of goods sold	697,221	—	697,221
Operating expenses	38,003	783	38,786
General and administrative expenses	10,570	46	10,616
Depreciation and amortization	14,591	114	14,705
Loss on asset disposals	83	—	83
Total operating costs and expenses	760,468	943	761,411
Operating income (loss)	80,785	(943)	79,842
Interest expense, net	8,656	—	8,656
Net income (loss) before income tax expense	72,129	(943)	71,186
Income tax expense	132	—	132
Net income (loss)	71,997	(943)	71,054
Less: loss attributable to Predecessors	—	(943)	(943)
Net income attributable to partners	$71,997	$—	$71,997

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets	Tyler Terminal and Tank Assets	Year Ended December 31, 2013
(In thousands)		(El Dorado Predecessor)	(Tyler Predecessor)
Net Sales	$907,428	$—	$—	$907,428
Operating costs and expenses:
Cost of goods sold	811,364	—	—	811,364
Operating expenses	25,801	5,338	4,501	35,640
General and administrative expenses	6,254	670	602	7,526
Depreciation and amortization	10,686	1,302	1,750	13,738
Loss on asset disposals	166	—	—	166
Total operating costs and expenses	854,271	7,310	6,853	868,434
Operating income (loss)	53,157	(7,310)	(6,853)	38,994
Interest expense, net	4,570	—	—	4,570
Net income (loss) before income tax expense	48,587	(7,310)	(6,853)	34,424
Income tax expense	757	—	—	757
Net income (loss)	47,830	(7,310)	(6,853)	33,667
Less: loss attributable to Predecessors	—	(7,310)	(6,853)	(14,163)
Net income attributable to partners	$47,830	$—	$—	$47,830

	Delek Logistics Partners, LP	El Dorado Terminal and Tank Assets	Tyler Terminal and Tank Assets	Year Ended December 31, 2012
(In thousands)		(El Dorado Predecessor)	(Tyler Predecessor)	(Predecessors)
Net Sales	$1,022,586	$—	$—	$1,022,586
Operating costs and expenses:
Cost of goods sold	959,434	—	—	959,434
Operating expenses	23,362	9,023	7,035	39,420
General and administrative expenses	8,389	706	761	9,856
Depreciation and amortization	8,675	1,223	1,445	11,343
Gain on disposal of assets	9	—	—	9
Total operating costs and expenses	999,869	10,952	9,241	1,020,062
Operating income (loss)	22,717	(10,952)	(9,241)	2,524
Interest expense, net	2,682	—	—	2,682
Income (loss) before income tax expense	20,035	(10,952)	(9,241)	(158)
Income tax benefit	(14,024)	—	—	(14,024)
Net income (loss)	34,059	(10,952)	(9,241)	13,866
Less: income (loss) attributable to Predecessors	25,649	(10,952)	(9,241)	5,456
Net income attributable to partners	$8,410	$—	$—	$8,410

Acquisitions from Third Parties

Trucking Assets Acquisition

On December 17, 2014, we completed the purchase of substantially all of the assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and asphalt products by transport truck, to complement our existing assets and increase our third party business. The assets purchased from FTT include approximately 120 trucks and 200 trailers (the "FTT Assets").

Terminal and Pipeline Acquisition
On October 1, 2014, we completed the purchase from an affiliate of Magellan Midstream Partners, LP of (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility") and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." We acquired the Greenville-Mount Pleasant Assets to complement our existing assets and provide enhanced logistical capabilities. The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System, which is a common carrier pipeline owned by a third party.
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

Hopewell Acquisition
On July 19, 2013, the Partnership purchased a 13.5-mile pipeline and certain ancillary assets (the "Hopewell Pipeline"), including a related delivery station (the "Hopewell Station") and pumps. The Hopewell Pipeline originates at the Tyler Refinery and terminates at the Hopewell Station, where it effectively connects to the Partnership's 19-mile pipeline (the "Big Sandy Pipeline") that originates at our light petroleum products terminal located in Big Sandy, Texas. The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler Refinery and the Big Sandy Terminal (the "Tyler-Big Sandy Pipeline").
Big Sandy Acquisition
On February 7, 2012, Delek Marketing-Big Sandy, LLC purchased (i) a light petroleum products terminal located in Big Sandy, Texas, the underlying real property, and other related assets from Sunoco Partners Marketing & Terminals L.P. and (ii) the 19-mile, eight-inch diameter Hopewell-Big Sandy Pipeline originating at Hopewell Junction, Texas and terminating at the Big Sandy Station in Big Sandy, Texas from Sunoco Pipeline L.P (collectively "Big Sandy").
Nettleton Acquisition
On January 31, 2012, Delek Crude Logistics, LLC completed the acquisition of an approximately 35-mile long, eight- and ten-inch pipeline system (the "Nettleton Pipeline") from Plains Marketing, L.P. (“Plains”). The Nettleton Pipeline is used exclusively to transport crude oil from our tank farms in and around Longview, Texas to the Bullard Junction at the Tyler Refinery.
Purchase Price Allocations - Acquisitions from Third Parties
The following table summarizes the allocation of the aggregate purchase price for each of the third party acquisitions described above (in thousands):

	FTT Assets (1)	Greenville-Mount Pleasant Assets (1)	North Little Rock Terminal(2)	Hopewell(2)	Big Sandy	Nettleton Pipeline
Property, plant and equipment	$11,055	$10,000	$4,990	$3,538	$8,258	$8,590
Intangible assets	—	—	10	984	1,229	2,240
Goodwill (3)	—	—	—	1,200	1,540	1,415
Inventory	—	1,125	—	—	—	—
Accounts Receivable	1,871	—	—	—	—	—
Accounts Payable	(1,401)	—	—	—	—	—
Total	$11,525	$11,125	$5,000	$5,722	$11,027	$12,245

(1)	Allocations are preliminary. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

(2)	During the second quarter of 2014, we finalized our purchase price allocation and adjusted certain of the acquisition-date fair values previously disclosed.

(3)	All goodwill is expected to be deductible for tax purposes.
Financial Results - Acquisitions from Third Parties
The following amounts associated with the third party acquisitions described above, subsequent to each respective acquisition date, are included in the consolidated statements of income and comprehensive income of the Partnership (in thousands) for the year ended December 31, 2014:

Year Ended
December 31, 2014
FTT Assets:
Total operating revenues contributed	$531
Net income contributed	$122
Greenville-Mount Pleasant Assets:
Total operating revenues contributed	$172
Net loss contributed	$(109)
Pro Forma Financial Information - Acquisitions from Third Parties
Below are the unaudited pro forma consolidated results of operations of the Partnership for the years ended December 31, 2014 and 2013, as if our 2014 acquisitions had occurred on January 1, 2013 (in thousands):

	Year Ended December 31,
	2014	2013
FTT Assets:
Net Sales	$854,842	$921,017
Net income	$71,820	$34,433
Greenville-Mount Pleasant Assets:
Net Sales	$841,943	$908,118
Net income	$70,617	$33,230
Below are the unaudited pro forma consolidated results of operations of the Partnership for the years ended December 31, 2013 and 2012, as if our 2013 acquisitions had occurred on January 1, 2012 (in thousands):

	Year Ended December 31,
	2013	2012
North Little Rock Terminal:
Net Sales	$908,867	1,024,025
Net income	$34,958	15,157
Hopewell:
Net Sales	$908,382	1,023,540
Net income	$33,981	14,180
Below are the unaudited pro forma consolidated results of the Partnership for the year ended December 31, 2012, as if our 2012 acquisitions had occurred on January 1, 2011 (in thousands):

Year Ended
December 31, 2012
Nettleton and Big Sandy:
Net Sales	$1,022,715
Net income	$13,989

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to partners	$71,997	$47,830	$8,410
Less: General partner's distribution (including IDRs) (1)	1,883	785	110
Less: Limited partners' distribution	23,152	19,292	2,688
Less: Subordinated partner's distribution	22,799	19,199	2,688
Earnings in excess of distributions	$24,163	$8,554	$2,924

General partner's earnings:
Distributions (including IDRs) (1)	$1,883	$785	$110
Allocation of earnings in excess of distributions	483	172	58
Total general partner's earnings	$2,366	$957	$168

Limited partners' earnings on common units:
Distributions	$23,152	$19,292	$2,688
Allocation of earnings in excess of distributions	11,933	4,198	1,433
Total limited partners' earnings on common units	$35,085	$23,490	$4,121

Limited partners' earnings on subordinated units:
Distributions	$22,799	$19,199	$2,688
Allocation of earnings in excess of distributions	11,747	4,184	1,433
Total limited partner's earnings on subordinated units	$34,546	$23,383	$4,121

Weighted average limited partner units outstanding:
Common units - (basic)	12,171,548	12,025,249	11,999,258
Common units - (diluted)	12,302,629	12,148,774	11,999,258
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

Net income per limited partner unit:
Common - (basic)	$2.88	$1.95	$0.34
Common - (diluted)	$2.85	$1.93	$0.34
Subordinated - (basic and diluted)	$2.88	$1.95	$0.34

(1)
General partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of $0.43125 per unit per quarter. See Note 11 for further discussion related to IDRs.

5. Major Customers
Sunoco LP accounted for 23.3%, 17.7% and 17.5% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Delek accounted for 13.6%, 8.6% and 23.1% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Inventory
Inventories consisted of $10.3 million and $17.5 million of refined petroleum products as of December 31, 2014 and December 31, 2013, respectively. Cost of inventory is stated at the lower of cost or market on a first-in, first-out basis.

7.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2014	2013

Land and land improvements	$2,000	$1,931
Building and building improvements	1,169	1,057
Pipelines and terminals	266,196	229,672
Asset retirement obligations	2,073	1,999
Other equipment	3,764	2,959
Construction in process	18,323	26,454
	293,525	264,072
Less: accumulated depreciation	(52,992)	(39,566)
	$240,533	$224,506

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	As of and For the Year Ended December 31, 2014
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$227,927	$65,598	$293,525
Less: Accumulated depreciation	(36,459)	(16,533)	(52,992)
Property, plant and equipment, net	$191,468	$49,065	$240,533
Depreciation expense	$10,395	$3,247	$13,642

	As of and For the Year Ended December 31, 2013
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$200,001	$64,071	$264,072
Less: Accumulated depreciation	(25,128)	(14,438)	(39,566)
Property, plant and equipment, net	$174,873	$49,633	$224,506
Depreciation expense	$9,928	$2,747	$12,675

8.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Our goodwill relates to the west Texas assets contributed to us by Delek Marketing & Supply, LLC ("Delek Marketing") in connection with the Offering and to the allocation of the purchase price of our Hopewell, Nettleton, and Big Sandy acquisitions that occurred in July 2013, January 2012, and February 2012, respectively.

We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2014, 2013 and 2012. We performed a discounted cash flows test, using a market participant weighted average cost of capital, and estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values using a multiple of expected future cash flows such as those used by third party analysts. In 2014, 2013 and 2012 the annual impairment review resulted in the determination that no impairment of goodwill had occurred. Goodwill was $11.7 million at December 31, 2014.

A summary of our goodwill accounts is as follows (in thousands):

		Wholesale Marketing and Terminalling	Pipelines and Transportation	Total
Balance,	December 31, 2011	$7,499	$—	$7,499
Acquisitions		—	2,955	2,955
Balance,	December 31, 2012	7,499	2,955	10,454
Acquisitions		—	1,200	1,200
Balance,	December 31, 2013	7,499	4,155	11,654
Balance,	December 31, 2014	$7,499	$4,155	$11,654

9.  Other Intangible Assets

Our identifiable intangible assets are are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2014	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contracts (Gross)	11.5	$12,227	$(8,949)	$3,278
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	8,071	—	8,071
Total		$20,298	$(8,949)	$11,349

	Useful		Accumulated
As of December 31, 2013	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contracts (Gross)	11.5	$12,227	$(7,885)	$4,342
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	8,032	—	8,032
Total		$20,259	$(7,885)	$12,374

Amortization of intangible assets was $1.1 million during each of the years ended December 31, 2014, 2013 and 2012 and is included in depreciation and amortization on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $1.1 million per year for the years ended 2015 through 2017, at which point our supply contracts will be fully amortized.

10. Long-Term Obligations
Second Amended and Restated Credit Agreement
We entered into a senior secured revolving credit agreement on November 7, 2012 with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid.  The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate ("CDOR"), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At December 31, 2014, the weighted average interest rate for our borrowings under the facility was approximately 2.3%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2014, this fee was 0.30% per year.
The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2014, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
As of December 31, 2014, we had approximately $251.8 million outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $7.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2014. Amounts available under the Second Amended and Restated Credit Agreement as of December 31, 2014 were approximately $440.8 million.
Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Second Amended and Restated Credit Agreement	$—	$—	$—	$—	$251,750	$—	$251,750
11. Equity
We had 9,417,189 common limited partner units held by the public outstanding as of December 31, 2014. Additionally, as of December 31, 2014, Delek owned a 59.9% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 95.9% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 494,197 general partner units. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.
The table below summarizes the changes in the number of units outstanding through December 31, 2014 (in units). There were no units outstanding prior to our initial public offering in November 2012.

	Common - Public	Common - Delek	Subordinated	General Partner	Total
Units issued in initial public offering in November 2012	9,200,000	2,799,258	11,999,258	489,766	24,488,282
Balance at December 31, 2012	9,200,000	2,799,258	11,999,258	489,766	24,488,282
GP units issued to maintain 2% interest	—	—	—	3,127	3,127
Unit-based compensation awards (1)	153,240	—	—	—	153,240
Balance at December 31, 2013	9,353,240	2,799,258	11,999,258	492,893	24,644,649
GP units issued to maintain 2% interest	—	—	—	1,304	1,304
Unit-based compensation awards	63,949	—	—	—	63,949
Balance at December 31, 2014	9,417,189	2,799,258	11,999,258	494,197	24,709,902

(1) Unit-based compensation awards are presented net of 5,539 units withheld for taxes.
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

Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to the unitholders and our general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect to priority income allocations in an amount equal to incentive cash distributions allocated 100% to our general partner.
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to partners	$71,997	$47,830	$8,410
Less: General partner's IDRs	(945)	—	—
Net income available to partners	$71,052	$47,830	$8,410
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1,421	957	168
General partner's IDRs	945	—	—
Total general partner's interest in net income	$2,366	$957	$168
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
Cash distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
The allocation of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2014, 2013 and 2012 is set forth in the table below. Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2014	2013	2012
General partner's distributions:
General partner's distributions	938	$785	$110
General partner's incentive distribution rights	945	—	—
Total general partner's distributions	1,883	785	110

Limited partners' distributions:
Common	23,152	19,292	$2,688
Subordinated	22,799	19,199	$2,688
Total limited partners' distributions	45,951	38,491	5,376
Total cash distributions	$47,834	$39,276	$5,486

Cash distributions per limited partner unit	$1.900	$1.600	$0.224

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
We incurred approximately $0.3 million and $0.5 million of unit-based compensation expense related to the Partnership during the years ended December 31, 2014 and 2013, respectively. We incurred a nominal amount of unit-based compensation expense during the year ended December 31, 2012. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over a five-year service period. The total fair value of phantom units vested was $1.6 million and $4.2 million during the years ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, there was $0.9 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.7 years.
A summary of our unit award activity for the twelve months ended December 31, 2014 is set forth below:

		Number of Phantom Units	Weighted-Average Grant Price
Non-vested	December 31, 2013	274,952	$22.94
Granted		10,000	$35.46
Vested		(69,488)	$23.08
Non-vested	December 31, 2014	215,464	$23.48
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
Certain Delek employees supporting the DKL Predecessor's operations were historically granted these types of awards. These costs were recorded as compensation expense and additional paid-in capital and totaled $0.1 million related to the DKL Predecessor's employees for the year ended December 31, 2012. The DKL Predecessor recognized additional compensation expense related to equity-based compensation awards to related party employees of $0.5 million for the year ended December 31, 2012 for allocated related party services and an allocation of director and executive officer equity-based compensation.
As of December 31, 2012, there was no unrecognized compensation cost related to non-vested equity-based compensation arrangements for the DKL Predecessor's employees. Subsequent to the Offering, these costs are allocated to the Partnership as part of the administrative fee under the Second Omnibus Amendment (as defined in Note 18—Related Party Transactions).
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
Our operating segments adhere to the accounting polices used for our consolidated financial statements, as described in Note 1. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization.
On February 10, 2014, we acquired the El Dorado Terminal and Tank Assets and on July 26, 2013, we acquired the Tyler Terminal and Tank Assets. Our and our Predecessors' historical financial statements have been retrospectively adjusted to reflect the results of operations attributable to the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal and the Tyler Terminal are included in the wholesale marketing and terminalling segment. The results of the El Dorado Tank Assets and the Tyler Tank Assets are included in the pipelines and transportation segment.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Year Ended December 31,
	2014 (1) (3)	2013 (2) (4)	2012 (2) (4)
Pipelines and Transportation
Net Sales:
Affiliate	$80,683	$51,878	$30,145
Third-Party	10,665	8,359	3,394
Total Pipelines and Transportation	$91,348	$60,237	$33,539
Operating costs and expenses:
Cost of goods sold	4,294	764	—
Operating expenses	31,300	27,465	32,359
Segment contribution margin	$55,754	$32,008	$1,180
Capital spending (excluding business combinations)	$3,768	$9,621	$23,845

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$33,900	$26,295	$13,469
Third-Party	716,005	820,896	975,578
Total Wholesale Marketing and Terminalling	$749,905	$847,191	$989,047
Operating costs and expenses:
Cost of goods sold	692,927	810,600	959,434
Operating expenses	7,486	8,175	7,061
Segment contribution margin	$49,492	$28,416	$22,552
Capital spending (excluding business combinations)	$3,364	$3,041	$6,971

Consolidated
Net Sales:
Affiliate	$114,583	$78,173	$43,614
Third-Party	726,670	829,255	978,972
Total Consolidated	$841,253	$907,428	$1,022,586
Operating costs and expenses:
Cost of goods sold	697,221	811,364	959,434
Operating expenses	38,786	35,640	39,420
Contribution margin	105,246	60,424	23,732
General and administrative expenses	10,616	7,526	9,856
Depreciation and amortization	14,705	13,738	11,343
Loss on asset disposals	83	166	9
Operating income	$79,842	$38,994	$2,524
Capital spending (excluding business combinations)	$7,132	$12,662	$30,816

(1) The information presented includes the results of operations of the El Dorado Terminal and Tank Assets. Prior to the El Dorado Acquisition, the El Dorado Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(2) The information presented includes the results of operations of the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets. Prior to the El Dorado Acquisition and the Tyler Acquisition, the El Dorado Predecessor and the

Tyler Predecessor did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(3) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition

(4) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition and the Tyler Acquisition.
The following table summarizes the total assets for each segment as of December 31, 2014 and December 31, 2013 (in thousands).

	Year Ended December 31,
	2014	2013
Pipelines and Transportation	210,846	195,984
Wholesale Marketing and Terminalling	100,993	105,360
Total Assets	$311,839	$301,344

14. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.
We apply the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material at this time.
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
Over the counter commodity swaps and interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued using quotations provided by brokers based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at December 31, 2014 and 2013 was as follows: (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$24	$—	$24
Commodity derivatives	—	456	—	456
Total assets	—	480	—	480
Liabilities
Commodity Derivatives	—	(61)	—	(61)
Net Assets	$—	$419	$—	$419

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$116	$—	$116
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements, which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty where the legal right of offset exists.
Our policy under the guidance of ASC 815-10-45 is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against any cash collateral associated with these derivative positions. As of December 31, 2014 and December 31, 2013, no cash collateral was held by counterparty brokerage firms.
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
From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the Second Amended and Restated Credit Agreement. Our initial credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the Amended and Restated Credit Agreement in July 2013, but the interest rate hedge remains in place in accordance with its terms.

The following table presents the fair value of our derivative instruments, as of December 31, 2014 and 2013. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. During the years ended December 31, 2014 and 2013, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying consolidated statements of income and comprehensive income.

		December 31, 2014		December 31, 2013
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$24	$—	$116	$—
Commodity derivatives (1)	Other current assets	456	(61)	—	—
Total gross value of derivatives		$480	$(61)	$116	$—
Less: Counterparty netting and cash collateral (2)		(61)	61	—	—
Total net fair value of derivatives		$419	$—	$116	$—

(1)	As of December 31, 2014, we had open derivative contracts representing 142,000 barrels of refined petroleum products. As of December 31, 2013, we had no open derivative contracts.

(2)	As of December 31, 2014 and December 31, 2013, no cash collateral associated with our commodity derivatives has been netted with the derivative positions with each counterparty.
Recognized gains (losses) associated with derivatives not designated as hedging instruments for the years ended December 31, 2014 and 2013 were as follows (in thousands):

		Year Ended December 31,
Derivative Type	Income Statement Location	2014	2013	2012

Interest rate derivatives	Interest expense	$(92)	$(106)	$—
Commodity derivatives	Cost of goods sold	3,083	(614)	85
	Total	$2,991	$(720)	$85

16. Income Taxes
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

The total current deferred tax assets and liabilities, excluding the valuation allowance, were nominal as of December 31, 2014 and December 31, 2013. The total non-current deferred tax assets and liabilities, excluding the valuation allowance, were $0.2 million and $0.3 million as of December 31, 2014 and December 31, 2013, respectively. The majority component of our non-current deferred tax liability as of December 31, 2014 and December 31, 2013 was depreciation and amortization.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision for federal income taxes at statutory rate	$—	$—	4,047
State income taxes, net of federal tax provision	492	794	(58)
Valuation allowance	—	—	193
Permanent differences	—	—	300
Conversion to partnership	—	—	(18,534)
Other items	(360)	(37)	28
Income tax (benefit) expense	$132	$757	$(14,024)

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current	$241	$448	$4,738
Deferred	(109)	309	(18,762)
	$132	$757	$(14,024)

Deferred income tax expense above is reflective of the changes in deferred tax assets and liabilities during the current period. The majority of the change in deferred tax assets and liabilities in 2013 from 2012 relates to the DKL Predecessor's conversion from a corporation to a partnership and no longer being subject to federal income tax. The conversion from a taxable corporation to a passthrough resulted in a one-time tax benefit of $18.5 million in 2012.

Delek US files a consolidated Texas income tax return and current income tax payments for DKL are paid by Delek US. Therefore, any current income tax payable is included in accounts receivable/payable from related parties. As of December 31, 2014 and 2013, income taxes payable of $0.6 million and $0.4 million, respectively, were included in accounts payable in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance.

We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2014, 2013 or 2012 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2014, 2013 or 2012. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

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
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of FERC's tariff requirements but comply with other applicable regulatory requirements.
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index or, in the case of the east Texas marketing agreement to the consumer price index and, in the case of the El Dorado Throughput and Tankage Agreement and the Tyler Throughput and Tankage Agreement, to other inflation-based indices; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly such assets may be subject to additional regulation by the applicable governmental authorities in those states. In particular, and without limitation, the Greenville-Mount Pleasant Pipeline currently operates as a common carrier subject to regulation by the Railroad Commission of Texas.
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency ("EPA"), the United States Department of Transportation ("DOT") / Pipeline and Hazardous Materials Safety Administration, the United States Department of Labor / Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality, the Louisiana Oil Spill Coordinating Office, the Louisiana Department of Environmental Quality, the Louisiana Department of Wildlife and Fisheries and the Tennessee Department of Environment and Conservation, as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal.
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
Crude Oil Releases
Since their acquisition, we have detected several crude oil releases involving our assets, including, but not limited to, a release at our Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. During the year ended December 31, 2014, we incurred costs of $1.0 million related to the release in Haynesville, Louisiana. No costs were incurred for the releases at our Magnolia Station and near Macedonia, Arkansas during the year ended December 31, 2014. During the year ended December 31, 2013, we incurred costs of $0.3 million for each of the releases at the Magnolia Station and near Macedonia, Arkansas. Theses costs are included in operating expenses in our consolidated statements of income and comprehensive income. As of December 31, 2014, we have accrued $1.3 million and

$0.6 million for the releases that occured in Macedonia and Haynesville, respectively. No accrual was recorded for the spill at our Magnolia Station as of December 31, 2014, as we do not anticipate to incur any additional expenses in connection with this release. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations, as Delek is required, pursuant to the terms of the Second Omnibus Amendment (as defined in Note 18), to indemnify certain costs in excess of $0.3 million with respect to the releases at our Magnolia Station and near Macedonia, Arkansas and reimburse us for costs in excess of $1.0 million with respect to the release near Haynesville, Louisiana.
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
Letters of Credit
As of December 31, 2014, we had in place letters of credit totaling $7.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2014.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 totaled $0.7 million, $0.7 million, and $0.6 million, respectively.
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
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in the FERC oil pipeline index or, in the case of the east Texas marketing agreement, to the consumer price index and, in the case of the El Dorado Throughput and Tankage Agreement and the Tyler

Throughput and Tankage Agreement, to other inflation-based indices; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
We believe the terms and conditions under these agreements, as well as our other agreements with Delek described below, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. These commercial agreements with Delek include the following:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
Lion Pipeline System and SALA Gathering System:
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (2)	$ 0 .92 (3)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.109
SALA Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$ 2.44 (3)
East Texas Crude Logistics System:
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$ 0.43 (4)
Storage	November 2012	5 / 15		N/A	$271,640/month
East Texas Marketing	November 2012	10 (5)	Marketing products for Tyler Refinery	50,000	$0.616/bbl (5)
Memphis Terminal	November 2012	5 / 15	Dedicated terminalling services	10,000	$0.54
Big Sandy Terminal: (6)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.54
Terminalling	November 2012	5 / 15		5,000	$0.54
Storage	November 2012	5 / 15		N/A	$54,280/month
Tyler Throughput and Tankage:
Refined Products Throughput	July 2013	8 / 16	Dedicated Terminalling and storage	50,000	$0.36
Storage	July 2013	8 / 16		N/A	$855,041/month
Tyler Lease and Access	July 2013	50	Real property lease	N/A	$100 annually
Tyler Site Services	July 2013	8 / 16	Shared services	N/A	$203,178 annually
North Little Rock Terminal:
Terminalling	October 2013	8 / 16	Dedicated terminalling and storage services	8,100	$ 0.23 (7)

Storage	October 2013	8 / 16		N/A	$64,001/month (7)
El Dorado Throughput and Tankage:
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$0.51/bbl
Storage	February 2014	8 / 16		N/A	$1,319,641/month
El Dorado Lease and Access	February 2014	50	Real property lease	N/A	$100 annually
El Dorado Site Services	February 2014	8 / 16	Shared services	N/A	$203,178 annually

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	Excludes volumes gathered on the SALA Gathering System

(3)	Volumes gathered on the SALA Gathering System will not be subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery

(4)	For any volumes in excess of 50,000 bpd, the throughput fee will be $0.652/bbl.

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

Pursuant to an arrangement with Delek and Lion Oil, to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds title to substantially all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System and the SALA Gathering System. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado Storage Tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals and (iii) our throughput and tankage agreement relating to the El Dorado Terminal and Tank Assets, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, Memphis and North Little Rock terminals and the El Dorado Terminal and Tank Assets, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek whereby J. Aron sells the product back to Delek, J. Aron is technically our primary customer under each of these agreements. J. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2017, and J. Aron will pay us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron will not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil and refined products through our facilities, but J. Aron's throughput will be credited toward Lion Oil's minimum throughput commitments. Accordingly, Lion Oil will be responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

Other Agreements with Delek
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek:

Second Amended and Restated Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012 (the "Omnibus Agreement"). On July 26, 2013, in connection with the Tyler Acquisition, the Partnership and the other parties entered into an amendment and restatement of the Omnibus Agreement (the "First Omnibus Amendment"), which was amended and restated on February 10, 2014, in connection with the El Dorado Acquisition (the "Second Omnibus Amendment").
The Second Omnibus Amendment includes, among other things, (i) modifications in the reimbursement by Delek and certain of its subsidiaries under the Omnibus Agreement for certain operating expenses and capital expenditures incurred by the Partnership or its subsidiaries, (ii) modifications of the indemnification provisions under the Omnibus Agreement in favor of the Partnership with respect to certain environmental matters, and (iii) an increase in the annual administrative fee payable by us to Delek under the Omnibus Agreement from $3.0 million as of December 31, 2013 to $3.3 million as of December 31, 2014 for general corporate and administrative services. We paid Delek approximately $3.3 million, $2.8 million and $0.4 million pursuant to the Omnibus Agreement during the years ended December 31, 2014, 2013 and 2012, respectively, for general corporate and administrative services.
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
Operation and Management Services Agreement
Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. Prior to the Tyler Acquisition, we and our general partner entered into an operation and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operation and management services with respect to our pipelines, storage and terminalling facilities and related assets. We and/or our general partner reimbursed Delek for such services under the operation and management services agreement for the period beginning November 7, 2012 and ending July 26, 2013, at which time our general partner and Delek Logistics Services Company terminated the operation and management services agreement in connection with the Tyler Acquisition. We and our subsidiaries paid Delek approximately $5.9 million and $1.3 million pursuant to this agreement during the years ended December 31, 2013 and 2012, respectively. Subsequent to the termination of the agreement, we continued to reimburse our general partner for the services it provides to us under our partnership agreement. We reimbursed our general partner $12.3 million and $6.5 million pursuant to the partnership agreement during the years ended December 31, 2014 and 2013, respectively.
Other Agreements
Paline Pipeline System Capacity Reservation. Prior to the Partnership's acquisition of Paline, Paline had entered into a contract with an unrelated third party for such company to exclusively use 100% of the southbound capacity of our Paline Pipeline. This agreement expired by its terms on December 31, 2014.
Pursuant to the Omnibus Agreement, Delek indemnified us $0.9 million and $0.4 million during the years ended December 31, 2013 and 2012, respectively, for lost service fees attributable to the failure of our customer to pay 100% of the full monthly fee for the capacity of the Paline Pipeline System. We were not indemnified for lost service fees during the year ended December 31, 2014, as we received the entire monthly amount payable to us from our customer during this period.
Predecessors' Transactions
Related-party transactions of the Predecessors were settled through division equity. Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates or contractually based fees.
Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the formation of the Partnership, the El Dorado Acquisition and the Tyler Acquisition, we were not allocating certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.
Summary of Transactions
A summary of revenue and expense transactions with Delek, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$114,583	$78,173	$43,614
Operating and maintenance expenses (1)	$20,210	$16,068	$4,678
General and administrative expenses (2)	$5,799	$4,010	$5,650

(1)
Operating and maintenance expenses include costs allocated to the Tyler Predecessor and the El Dorado Predecessor for operating support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including certain labor related costs, property and liability insurance costs and certain other operating expenses. The costs that were allocated to us by Delek Refining were $1.4 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively. The costs that were allocated to us by Lion Oil were $0.4 million, $1.4 million, and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)
General and administrative expenses include costs allocated to the Tyler Predecessor and the El Dorado Predecessor for general and administrative support provided to the Tyler Predecessor by Delek Refining and to the El Dorado Predecessor by Lion Oil, including services such as corporate management, risk management, accounting and human resources. The costs that were allocated to us by Delek Refining were $0.5 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. The costs that were allocated to us by Lion Oil were $0.1 million for the year ended December 31, 2014 and $0.7 million for each of the years ended December 31, 2013 and 2012, respectively.

Quarterly Cash Distribution
In accordance with our partnership agreement, our common, subordinated and general partner unitholders are entitled to receive quarterly distributions of available cash. During the years ended December 31, 2014 and 2013, we paid quarterly cash distributions, of which $28.1 million and $21.5 million respectively, were paid to Delek and our general partner. On January 27, 2015, our general partner's board of directors declared a quarterly cash distribution totaling $13.1 million, based on the available cash as of the date of determination for the end of the fourth quarter of 2014, payable on February 13, 2015 to unitholders of record on February 6, 2015. The distribution included $7.8 million, paid to both Delek and our general partner, including incentive distribution rights.

19.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2014 and 2013 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data). On February 10, 2014, we acquired the El Dorado Terminal and Tank Assets and on July 26, 2013, we acquired the Tyler Terminal and Tank Assets. Our and our Predecessors' historical financial statements have been retrospectively adjusted to reflect the results of operations attributable to the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented.

	For the Three Month Periods Ended
	March 31, 2014 (1)	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$203,527	$236,343	$228,036	$173,347
Operating income	$15,859	$24,377	$17,488	$22,118
Net income	$13,729	$21,754	$15,085	$20,486
Limited partners' interest in net income	$14,379	$21,134	$14,487	$19,631
Net income per limited partner unit:
Common (basic)	$0.60	$0.88	$0.60	$0.81
Common (diluted)	$0.59	$0.87	$0.59	$0.80
Subordinated - Delek (basic and diluted)	$0.60	$0.87	$0.60	$0.81

(1)	The information presented includes the results of operations of the El Dorado Predecessor

	For the Three Month Periods Ended
	March 31, 2013 (1) (2)	June 30, 2013 (1) (2)	September 30, 2013 (2)	December 31, 2013 (2)
Net sales	$210,894	$230,141	$243,295	$223,097
Operating income	$8,210	$7,443	$10,986	$12,355
Net income	$7,271	$6,573	$9,485	$10,338
Limited partners' interest in net income	$11,960	$11,521	$12,295	$11,098
Net income per limited partner unit:
Common (basic)	$0.50	$0.48	$0.51	$0.46
Common (diluted)	$0.50	$0.47	$0.51	$0.46
Subordinated - Delek (basic and diluted)	$0.50	$0.48	$0.51	$0.46

(1)	The information presented includes the results of operations of the El Dorado Predecessor and the Tyler Predecessor.

(2)	The information presented includes the results of operations of the El Dorado Predecessor.

20. Subsequent Events
Distribution Declaration
On January 27, 2015, our general partner's board of directors declared a quarterly cash distribution of $0.510 per share, paid on February 13, 2015, to unitholders of record on February 6, 2015.

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

By:    /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

/s/ Assaf Ginzburg
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Frederec Green
Frederec Green
Director and Executive Vice President

/s/ Charles J. Brown, III*
Charles J. Brown, III
Director

/s/ Eric D. Gadd*
Eric D. Gadd
Director

/s/ Gary M. Sullivan, Jr.*
Gary M. Sullivan, Jr.
Director

/s/ Mark B. Cox*
Mark B. Cox
Director

/s/ Reuven Spiegel*
Reuven Spiegel
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

10.2
Second Amended and Restated Credit Agreement, dated as of December 30, 2014, by and among Delek Logistics Partners, LP, Delek Logistics Operating, LLC, Delek Marketing GP, LLC, Delek Marketing & Supply, LP, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, SALA Gathering Systems, LLC, Paline Pipeline Company, LLC, DKL Transportation, LLC and Fifth Third Bank, as administrative agent, and a syndicate of lenders (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on January 6, 2015).

10.3
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

10.4	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.5	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.6
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.7
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.8
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012).

10.9
Terminalling Services Agreement (Memphis Terminal), dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Operating, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.10 to the Partnership's Form 8-K filed on November 7, 2012).

10.10	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.11	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.12	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Partnership's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

10.13
Asset Purchase Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.14
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.15
Lease and Access Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on August 1, 2013).

10.16
Site Services Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K filed on August 1, 2013).

10.17
Asset Purchase Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.18
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.19
Lease and Access Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on February 14, 2014).

10.20
Site Services Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 8-K filed on February 14, 2014).

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
The following materials from Delek Logistics Partners, LP Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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