Form 10-Q
period 2015-03-31
Delek Logistics Partners, LP
filed 2015-05-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2015, there were 12,216,447 common units, 11,999,258 subordinated units, and 494,197 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014 (1)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$1,861
Accounts receivable	30,317	27,956
Accounts receivable from related parties	2,786	—
Inventory	4,476	10,316
Deferred tax assets	28	28
Other current assets	364	768
Total current assets	37,971	40,929
Property, plant and equipment:
Property, plant and equipment	311,215	308,397
Less: accumulated depreciation	(57,547)	(53,309)
Property, plant and equipment, net	253,668	255,088
Equity method investments	6,018	—
Goodwill	11,654	11,654
Intangible assets, net	16,255	16,520
Other non-current assets	6,990	7,374
Total assets	$332,556	$331,565
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,218	$18,208
Accounts payable to related parties	—	628
Excise and other taxes payable	5,542	5,443
Accrued expenses and other current liabilities	1,760	1,588
Tank inspection liabilities	2,907	2,829
Pipeline release liabilities	1,756	1,899
Total current liabilities	26,183	30,595
Non-current liabilities:
Revolving credit facility	316,364	251,750
Asset retirement obligations	3,381	3,319
Deferred tax liabilities	457	231
Other non-current liabilities	6,790	5,889
Total non-current liabilities	326,992	261,189
Equity (Deficit):
Predecessor division equity	—	19,726
Common unitholders - public; 9,417,189 units issued and outstanding at March 31, 2015 (9,417,189 at December 31, 2014)	195,077	194,737
Common unitholders - Delek; 2,799,258 units issued and outstanding at March 31, 2015 (2,799,258 at December 31, 2014)	(282,496)	(241,112)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at March 31, 2015 (11,999,258 at December 31, 2014)	73,947	73,515
General partner - Delek; 494,197 units issued and outstanding at March 31, 2015 (494,197 at December 31, 2014)	(7,147)	(7,085)
Total equity (deficit)	(20,619)	39,781
Total liabilities and equity (deficit)	$332,556	$331,565

(1) Adjusted to include the historical balances of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2015 (1)	2014 (2)
	(In thousands, except unit and per unit data)
Net sales:
Affiliate	$32,280	$25,282
Third-Party	111,232	178,245
Net sales	143,512	203,527
Operating costs and expenses:
Cost of goods sold	108,407	172,209
Operating expenses	10,777	9,496
General and administrative expenses	3,409	2,663
Depreciation and amortization	4,500	3,477
Loss on asset disposals	5	—
Total operating costs and expenses	127,098	187,845
Operating income	16,414	15,682
Interest expense, net	2,157	1,983
Income before income tax expense	14,257	13,699
Income tax expense	254	147
Net income	14,003	13,552
Less: loss attributable to Predecessors	(637)	(1,120)
Net income attributable to partners	$14,640	$14,672
Comprehensive income attributable to partners	$14,640	$14,672

Less: General partner's interest in net income, including incentive distribution rights	(887)	(293)
Limited partners' interest in net income	$13,753	$14,379

Net income per limited partner unit:
Common units - (basic)	$0.57	$0.60
Common units - (diluted)	$0.56	$0.59
Subordinated units - Delek (basic and diluted)	$0.57	$0.60

Weighted average limited partner units outstanding:
Common units - (basic)	12,216,447	12,152,498
Common units - (diluted)	12,356,331	12,281,344
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258

Cash distributions per limited partner unit	$0.530	$0.425
(1) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services. See Notes 1 and 2 for further discussion.
(2) Adjusted to include the historical results of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015 (1)	2014 (2)
Cash flows from operating activities:	(In thousands)
Net income	$14,003	$13,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,500	3,477
Amortization of unfavorable contract liability to revenue	—	(667)
Amortization of deferred financing costs	365	317
Accretion of asset retirement obligations	62	120
Deferred income taxes	226	(5)
Loss on asset disposals	5	—
Unit-based compensation expense	74	58
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,361)	(2,551)
Inventories and other current assets	6,244	3,584
Accounts payable and other current liabilities	(3,784)	(2,392)
Accounts receivable from related parties	(3,299)	(2,164)
Non-current assets and liabilities, net	(266)	83
Net cash provided by operating activities	15,769	13,412
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,573)	(2,316)
Proceeds from sales of property, plant and equipment	1,160	—
Equity method investments	(2,186)	—
Net cash used in investing activities	(8,599)	(2,316)
Cash flows from financing activities:
Distributions to general partner	(706)	(204)
Distributions to common unitholders - public	(4,803)	(3,882)
Distributions to common unitholders - Delek	(1,428)	(1,162)
Distributions to subordinated unitholders	(6,119)	(4,980)
Distributions to Delek for acquisitions	(61,890)	(95,900)
Proceeds from revolving credit facility	137,864	185,200
Payments of revolving credit facility	(73,250)	(89,500)
Predecessor division equity contribution	115	2,534
Reimbursement of capital expenditures by Sponsor	1,186	—
Net cash used in financing activities	(9,031)	(7,894)
Net (decrease) increase in cash and cash equivalents	(1,861)	3,202
Cash and cash equivalents at the beginning of the period	1,861	924
Cash and cash equivalents at the end of the period	$—	$4,126
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,674	$1,525
Taxes	$5	$15
Non-cash financing activities:
Equity method investments	$3,832	$—
Sponsor contribution of fixed assets	$354	$—

(1) Includes the historical cash flows of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.

(2) Adjusted to include the historical cash flows of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than (a) Delek Logistics Partners, LP and its subsidiaries and (b) its general partner (as hereinafter defined).
The Partnership is a Delaware limited partnership formed in April 2012 by Delek Logistics GP, LLC, a subsidiary of Delek and our general partner (our "general partner").
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
On March 31, 2015, the Partnership, through OpCo, acquired from Delek, two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets (the “El Dorado Assets”) (such transaction, the "El Dorado Offloading Racks Acquisition").
On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek, a crude oil storage tank located adjacent to the Tyler Refinery (the "Tyler Crude Tank") and certain ancillary assets (collectively with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is expected to primarily support Delek's Tyler, Texas refinery (the "Tyler Refinery"). The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."
The El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor"), (ii) the historical results of the El Dorado Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "El Dorado Assets Predecessor") and (iii) the historical results of the Tyler Assets, as owned and operated by Delek, for all periods through March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as the "Logistics Assets Predecessor." We refer to the historical results of the El Dorado Predecessor, the El Dorado Assets Predecessor and the Tyler Assets Predecessor collectively as our "Predecessors." See Note 2 for further information regarding the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.
The accompanying unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2015 and 2014 include the consolidated financial position, results of operations, cash flows and division equity of our Predecessors. The financial statements of our Predecessors have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as unaffiliated entities. For example, our Predecessors did not record revenues for intercompany terminalling, throughput or storage services.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 26, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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
2. Acquisitions
Acquisitions from Delek
El Dorado Offloading Racks Acquisition
On March 31, 2015, the Partnership completed the El Dorado Offloading Racks Acquisition and acquired the El Dorado Assets. The purchase price paid for the El Dorado Assets acquired was $42.5 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

In connection with the El Dorado Offloading Racks Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Third Restated Omnibus Agreement (as defined in Note 14), (iii) a throughput agreement with respect to the El Dorado Assets, (iv) a lease and access agreement, and (v) an amended and restated site services agreement. See Note 14 for additional information regarding these agreements.

Tyler Crude Tank Acquisition

On March 31, 2015, the Partnership completed the Tyler Crude Tank Acquisition and acquired the Tyler Assets, including the Tyler Crude Tank. The purchase price paid for the Tyler Assets was $19.4 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.
El Dorado Acquisition
On February 10, 2014, the Partnership completed the El Dorado Acquisition and acquired the El Dorado Terminal and Tank Assets. The purchase price paid for the assets acquired was approximately $95.9 million in cash.
In connection with the El Dorado Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Omnibus Agreement (as defined in Note 14), (iii) a throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets, (iv) a lease and access agreement, and (v) a site services agreement.
Financial Results of the El Dorado Assets, the Tyler Assets and the El Dorado Terminal and Tank Assets
The acquisitions of the El Dorado Assets, the Tyler Assets and the El Dorado Terminal and Tank Assets, were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Offloading Racks Acquisition, the Tyler Crude Tank Acquisition and the El Dorado Acquisition, were recorded at amounts based on Delek's historical carrying values as of each respective acquisition date, which were $7.6 million as of March 31, 2015, $11.6 million as of March 31, 2015 and $25.2 million as of February 10, 2014, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Assets, the Tyler Assets and the El Dorado Terminal and Tank Assets, as if we owned the assets for all periods presented. The results of the El Dorado Terminal are included in the wholesale marketing and terminalling segment, and the results of the El Dorado Assets, the Tyler Assets and the El Dorado Tank Assets, are included in the pipelines and transportation segment.
The results of the El Dorado Assets' and the Tyler Assets' operations prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition on March 31, 2015 have been included in the El Dorado Assets Predecessor results and the Tyler Assets Predecessor results in the tables below. The results of the El Dorado Terminal and Tank Assets' operations prior to the completion of the El Dorado Acquisition on February 10, 2014 have been included in the El Dorado Predecessor results in the tables below. The results of the El Dorado Terminal and Tank Assets' operations subsequent to February 10, 2014, have been included in the Partnership's results.
The tables on the following pages present our results of operations, the effect of including the results of the Logistics Assets and the El Dorado Terminal and Tank Assets and the adjusted total amounts included in our condensed consolidated financial statements.

Condensed Combined Balance Sheet

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Tyler Assets (Tyler Assets Predecessor)	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,861	$—	$—	$1,861
Accounts receivable	27,956	—	—	27,956
Inventory	10,316	—	—	10,316
Deferred tax assets	28	—	—	28
Other current assets	768	—	—	768
Total current assets	40,929	—	—	40,929
Property, plant and equipment:
Property, plant and equipment	288,354	8,267	11,776	308,397
Less: accumulated depreciation	(52,992)	(317)	—	(53,309)
Property, plant and equipment, net	235,362	7,950	11,776	255,088
Goodwill	11,654	—	—	11,654
Intangible assets, net	16,520	—	—	16,520
Other non-current assets	7,374	—	—	7,374
Total assets	$311,839	$7,950	$11,776	$331,565
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,208	$—	$—	$18,208
Accounts payable to related parties	628	—	—	628
Excise and other taxes payable	5,443	—	—	5,443
Accrued expenses and other current liabilities	1,588	—	—	1,588
Tank inspection liabilities	2,829	—	—	2,829
Pipeline release liabilities	1,899	—	—	1,899
Total current liabilities	30,595	—	—	30,595
Non-current liabilities:
Revolving credit facility	251,750	—	—	251,750
Asset retirement obligations	3,319	—	—	3,319
Deferred tax liabilities	231	—	—	231
Other non-current liabilities	5,889	—	—	5,889
Total non-current liabilities	261,189	—	—	261,189
Equity:
Predecessors division equity	—	7,950	11,776	19,726
Common unitholders - public (9,417,189 units issued and outstanding)	194,737	—	—	194,737
Common unitholders - Delek (2,799,258 units issued and outstanding)	(241,112)	—	—	(241,112)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	73,515	—	—	73,515
General Partner unitholders - Delek (494,197 units issued and outstanding)	(7,085)	—	—	(7,085)
Total equity	20,055	7,950	11,776	39,781
Total liabilities and equity	$311,839	$7,950	$11,776	$331,565

Condensed Combined Statements of Operations

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Tyler Assets (Tyler Assets Predecessor)	Three Months Ended March 31, 2015
	(In thousands)
Net Sales	$143,512	$—	$—	$143,512
Operating costs and expenses:
Cost of goods sold	108,407	—	—	108,407
Operating expenses	10,610	167	—	10,777
General and administrative expenses	3,409	—	—	3,409
Depreciation and amortization	4,030	372	98	4,500
Loss on asset disposals	5	—	—	5
Total operating costs and expenses	126,461	539	98	127,098
Operating income (loss)	17,051	(539)	(98)	16,414
Interest expense, net	2,157	—	—	2,157
Net income (loss) before income tax expense	14,894	(539)	(98)	14,257
Income tax expense	254	—	—	254
Net income (loss)	14,640	(539)	(98)	14,003
Less: loss attributable to Predecessors	—	(539)	(98)	(637)
Net income attributable to partners	$14,640	$—	$—	$14,640

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	El Dorado Terminal and Tank Assets (El Dorado Predecessor)	Three Months Ended March 31, 2014 (1)
	(In thousands)
Net Sales	$203,527	$—	$—	$203,527
Operating costs and expenses:
Cost of goods sold	172,209	—	—	172,209
Operating expenses	8,536	177	783	9,496
General and administrative expenses	2,617	—	46	2,663
Depreciation and amortization	3,363	—	114	3,477
Total operating costs and expenses	186,725	177	943	187,845
Operating income (loss)	16,802	(177)	(943)	15,682
Interest expense, net	1,983	—	—	1,983
Net income (loss) before income tax expense	14,819	(177)	(943)	13,699
Income tax expense	147	—	—	147
Net income (loss)	14,672	(177)	(943)	13,552
Less: loss attributable to Predecessors	—	(177)	(943)	(1,120)
Net income attributable to partners	$14,672	$—	$—	$14,672

(1) There were no revenues or expenses associated with the Tyler Assets Predecessor included in our condensed consolidated financial statements for the three months ended March 31, 2014 as the Tyler Assets were not fully constructed and were not placed into service until January 2015.

Acquisitions from Third Parties

Trucking Assets Acquisition

On December 17, 2014, through a new subsidiary, DKL Transportation, LLC, we completed the purchase of substantially all of the assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and asphalt products by transport truck, to complement our existing assets and increase our overall third party business. The assets purchased from FTT include approximately 120 trucks and 200 trailers (the "FTT Assets").

Terminal and Pipeline Acquisition
On October 1, 2014, we completed the purchase from an affiliate of Magellan Midstream Partners, LP of (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility"), (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline") and (iv) finished product and other related inventory. The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." The Mount Pleasant Terminal consists of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System, which is a common carrier pipeline owned by a third party. We acquired the Greenville-Mount Pleasant Assets to complement our existing assets and provide enhanced logistical capabilities.
Purchase Price Allocations - Acquisitions from Third Parties
The following table summarizes the allocation of the aggregate purchase price for each of the third party acquisitions described above (in thousands):

	FTT Assets (1)	Greenville-Mount Pleasant Assets (2)
Property, plant and equipment	$11,055	4,829
Intangible assets	—	5,171
Inventory	—	1,125
Accounts Receivable	1,871	—
Accounts Payable	(1,401)	—
Total	$11,525	$11,125

(1)	Allocations are preliminary. The property, plant and equipment valuation is subject to change during the purchase price allocation period.

(2)
During the first quarter of 2015, we adjusted our purchase price allocation and certain of the acquisition-date fair values previously disclosed. The property, plant and equipment and intangible assets valuation are subject to change during the purchase price allocation period.

Pro Forma Financial Information - Acquisitions from Third Parties
Below are the unaudited pro forma consolidated results of operations of the Partnership for the three months ended March 31, 2014, as if these acquisitions had occurred on January 1, 2014 (in thousands):

Three Months Ended
March 31, 2014
FTT Assets:
Net sales	$206,761
Net income	$13,719
Greenville-Mount Pleasant Assets:
Net sales	$203,699
Net income	$13,443
3. Inventory
Inventories consisted of $4.5 million and $10.3 million of refined petroleum products as of March 31, 2015 and December 31, 2014, respectively. Cost of inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

4. Second Amended and Restated Credit Agreement

We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the “Second Amended and Restated Credit Agreement”). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The Second Amended and Restated Credit Agreement matures on December 30, 2019. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid. The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings.

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At March 31, 2015, the weighted average interest rate for our borrowings under the facility was approximately 2.6%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2015, this fee was 0.3% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct, wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note"), and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of March 31, 2015, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
As of March 31, 2015, we had approximately $316.4 million of outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling approximately $4.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at March 31, 2015. Amounts available under the Second Amended and Restated Credit Agreement as of March 31, 2015 were approximately $379.1 million.

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

6. Net Income Per Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights ("IDRs"). The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and incentive distribution rights, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for incentive distribution rights to our general partner, which is the holder of the incentive distribution rights pursuant to our partnership agreement, which are declared and paid following the close of each quarter.
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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2015 is May 14, 2015. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to partners	$14,640	$14,672
Less: General partner's distribution (including IDRs) (1)	868	209
Less: Limited partners' distribution	6,475	5,165
Less: Subordinated partner's distribution	6,359	5,100
Earnings in excess of distributions	$938	$4,198

General partner's earnings:
Distributions (including IDRs) (1)	$868	$209
Allocation of earnings in excess of distributions	19	84
Total general partner's earnings	$887	$293

Limited partners' earnings on common units:
Distributions	$6,475	$5,165
Allocation of earnings in excess of distributions	464	2,070
Total limited partners' earnings on common units	$6,939	$7,235

Limited partners' earnings on subordinated units:
Distributions	$6,359	$5,100
Allocation of earnings in excess of distributions	455	2,044
Total limited partner's earnings on subordinated units	$6,814	$7,144

Weighted average limited partner units outstanding:
Common units - (basic)	12,216,447	12,152,498
Common units - (diluted)	12,356,331	12,281,344
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258

Net income per limited partner unit:
Common units - (basic)	$0.57	$0.60
Common units - (diluted)	$0.56	$0.59
Subordinated units - Delek (basic and diluted)	$0.57	$0.60

(1) General partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of $0.43125 per unit per quarter. See Note 7 for further discussion related to IDRs.

7. Equity
We had 9,417,189 common limited partner units held by the public outstanding as of March 31, 2015. Additionally, as of March 31, 2015, Delek owned a 59.9% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 95.9% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 494,197 general partner units. Affiliates own the remaining 4.1% interest in our general partner. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.
Equity Activity
The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Equity of Predecessors	Common - Public	Common - Delek (1)	Subordinated	General Partner (1)	Total
Balance at December 31, 2014	$19,726	$194,737	$(241,112)	$73,515	$(7,085)	$39,781
Sponsor contributions of equity to the Logistics Assets Predecessor	115	—	—	—	—	115
Loss attributable to the Logistics Assets Predecessor	(637)	—	—	—	—	(637)
Allocation of net assets acquired by the unitholders	(19,204)	—	18,820	—	384	—
Cash distributions	—	(4,803)	(62,080)	(6,119)	(1,944)	(74,946)
Sponsorship contribution of fixed assets	—	—	347	—	7	354
Net income attributable to partners	—	5,348	1,590	6,815	887	14,640
Unit-based compensation	—	154	46	196	(322)	74
Other	—	(359)	(107)	(460)	926	—
Balance at March 31, 2015	$—	$195,077	$(282,496)	$73,947	$(7,147)	$(20,619)

(1) Cash distributions include $61.9 million in cash payments for the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book basis instead of fair value. Additionally, any excess of cash paid over the historical book basis of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our equity balance decreased $42.7 million during the three months ended March 31, 2015.

Allocations of Net Income
Our partnership agreement contains provisions for the allocation of net income and loss to our unitholders and our general partner. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interests. Normal allocations according to percentage interests are made after giving effect to priority income allocations, if any, in an amount equal to incentive cash distributions allocated 100% to our general partner.

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31,
	2015	2014
Net income attributable to partners	$14,640	$14,672
Less: General partner's IDRs	(606)	—
Net income available to partners	$14,034	$14,672
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	$281	$293
General partner's IDRs	606	—
Total general partner's interest in net income	$887	$293
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
Cash Distributions
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015 (1)	May 4, 2015

(1) Expected date of distribution.
The allocation of total quarterly cash distributions expected to be made on May 14, 2015 to general and limited partners for the three months ended March 31, 2015 is set forth in the table below. Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2015	2014
General partner's distributions:
General partner's distributions	$262	$209
General partner's IDRs	606	—
Total general partner's distributions	868	209

Limited partners' distributions:
Common	6,475	5,165
Subordinated	6,359	5,100
Total limited partners' distributions	12,834	10,265
Total cash distributions	$13,702	$10,474

Cash distributions per limited partner unit	$0.530	$0.425
8. Equity Based Compensation
We incurred $0.1 million of unit-based compensation expense related to the Partnership during both the three months ended March 31, 2015 and 2014. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. All awards made through March 31, 2015 vest over a five-year service period unless such awards are amended in accordance with the LTIP. As of March 31, 2015, there was $0.8 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.8 years.
9. Equity Method Investments
In March 2015, the Partnership, through its indirect wholly owned subsidiary DKL Caddo, LLC ("DKL Caddo") became a member of Caddo Pipeline, LLC ("CP LLC") by entering into a limited liability company agreement (the “Caddo LLC Agreement”) with Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"). CP LLC was formed to plan, develop, construct, own, operate and maintain a pipeline system and ancillary assets originating near Longview, Texas and extending to Shreveport, Louisiana (the "Caddo Pipeline System"). Pursuant to the terms of the Caddo LLC Agreement, DKL Caddo and Plains each own a 50% membership interest in CP LLC. Pursuant to separate agreements, Plains will have primary responsibility for the construction of the Caddo Pipeline System, and, upon its completion, Plains will also have primary day-to-day responsibility for its operations.
In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into a limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to develop, construct, operate and maintain a crude oil pipeline extending from Loving County, Texas, to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Rangeland will have primary day-to-day responsibility for the operations of the RIO Pipeline following completion of its construction.
The total projected investment in these two entities is approximately $91.0 million and will be financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of March 31, 2015, the investment in these joint ventures totaled $6.0 million and was accounted for using the equity method.
10. Segment Data
We report our assets and operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling:

•
The assets and investments reported in the pipelines and transportation segment provide crude oil gathering, and crude oil, intermediate and finished products transportation and storage services to Delek's refining operations and independent third parties.

•	The assets in the wholesale marketing and terminalling segment provide marketing and terminalling services to Delek's refining operations and independent third parties.
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
On February 10, 2014 and March 31, 2015, we acquired the El Dorado Terminal and Tank Assets and the Logistics Assets, respectively, from Delek. Our historical financial statements have been retrospectively adjusted to reflect the results of operations attributable to the El Dorado Terminal and Tank Assets and the Logistics Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal are included in the wholesale marketing and terminalling segment. The results of the El Dorado Tank Assets and the Logistics Assets are included in the pipelines and transportation segment.
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Pipelines and Transportation
Net Sales:
Affiliate	$23,985	$17,501
Third-Party	7,017	2,767
Total Pipelines and Transportation	31,002	20,268
Operating costs and expenses:
Cost of goods sold	4,813	1,126
Operating expenses (1) (2)	6,918	7,176
Segment contribution margin	$19,271	$11,966
Capital spending (excluding business combinations) (1) (2)	$4,553	$2,288

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$8,295	$7,781
Third-Party	104,215	175,478
Total Wholesale Marketing and Terminalling	112,510	183,259
Operating costs and expenses:
Cost of goods sold	103,594	171,083
Operating expenses	3,859	2,320
Segment contribution margin	$5,057	$9,856
Capital spending (excluding business combinations)	$3,020	$28

Consolidated
Net Sales:
Affiliate	$32,280	$25,282
Third-Party	111,232	178,245
Net sales	143,512	203,527
Operating costs and expenses:
Cost of goods sold	108,407	172,209
Operating expenses (1) (2)	10,777	9,496
Contribution margin	24,328	21,822
General and administrative expenses	3,409	2,663
Depreciation and amortization	4,500	3,477
Loss on asset disposals	5	—
Operating income	$16,414	$15,682
Capital spending (excluding business combinations) (1) (2)	$7,573	$2,316

(1) Includes operating expenses and capital spending expenditures incurred in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the three months ended March 31, 2015.

(2) Adjusted to include operating expenses and capital spending expenditures incurred in connection with the assets acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the three months ended March 31, 2014.

The following table summarizes the total assets for each segment as of March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015	December 31, 2014
Pipelines and Transportation	$287,104	$230,572
Wholesale Marketing and Terminalling	45,452	100,993
Total Assets	$332,556	$331,565
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the three months ended March 31, 2015 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$291,225	$19,990	$311,215
Less: accumulated depreciation	(47,235)	(10,312)	(57,547)
Property, plant and equipment, net	$243,990	$9,678	$253,668
Depreciation expense for the three months ended March 31, 2015	$3,476	$759	$4,235
In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment.
11. Fair Value Measurements
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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014 was as follows (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$5	$—	$5
Liabilities
Commodity derivatives	—	(36)	—	(36)
Net liabilities	$—	$(31)	$—	$(31)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$24	$—	$24
Commodity derivatives	—	456	—	456
Total assets	—	480	—	480
Liabilities
Commodity derivatives	—	(61)	—	(61)
Net assets	$—	$419	$—	$419
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
Our policy under the guidance of ASC 815-10-45 is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of March 31, 2015 and December 31, 2014, $0.2 million and no cash collateral, respectively, was held by counterparty brokerage firms.
12. Derivative Instruments
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

The tables below present the fair value of our derivative instruments, as of March 31, 2015 and December 31, 2014. During the three months ended March 31, 2015 and March 31, 2014, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income.

(in thousands)		March 31, 2015		December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other current assets	$5	$—	$—	$—
Interest rate derivatives	Other long term assets	—	—	24	—
Commodity derivatives (1)	Other current assets	—	(36)	456	(61)
Total gross value of derivatives		5	(36)	480	(61)
Less: Counterparty netting and cash collateral (2)		(156)	(36)	61	(61)
Total net fair value of derivatives		$161	$—	$419	$—

(1) As of March 31, 2015, we had open derivative contracts representing 12,000 barrels of refined petroleum products.

(2) As of March 31, 2015, $0.2 million of cash collateral associated with our commodity derivatives has been netted with the derivative positions with each counterparty.
Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

		Three Months Ended March 31,
Derivative Type	Income Statement Location	2015	2014
Interest rate derivatives	Interest expense	$(19)	$(21)
Commodity derivatives	Cost of goods sold	339	—
	Total	$320	$(21)

13. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
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
FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease annually, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
While FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana, and accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states.
Environmental Health and Safety
We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency, the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality, the Louisiana Oil Spill Coordinating Office, the Louisiana Department of Environmental Quality, the Louisiana Department of Wildlife and Fisheries and the Tennessee Department of Environment and Conservation, as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and such permits and authorizations may be subject to revocation, modification and renewal.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances we manufactured, stored, transported, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
Crude Oil Releases
We have detected several crude oil releases involving our assets, including, without limitation, a release at our Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

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
Letters of Credit
As of March 31, 2015, we had in place letters of credit totaling approximately $4.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at March 31, 2015.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option to renew after the current lease term. None of these lease arrangements includes fixed rental rate increases. Lease expense for all operating leases totaled $0.2 million for both the three months ended March 31, 2015 and 2014.

14. Related Party Transactions
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
The tariffs, throughput fees and the storage fees under our agreements with Delek are subject to increase or decrease annually, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
See our Annual Report on Form 10-K for a description of certain of our commercial agreements and other agreements with Delek. During the three months ended March 31, 2015, we entered into the following material commercial agreements with Delek:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
El Dorado Assets Throughput:
Light Crude Throughput:	March 2015	9 / 15	Dedicated offloading services	N/A (3)	$1.00 (2)
Heavy Crude Throughput:	March 2015	9 / 15	Dedicated offloading services	N/A (3)	$2.25 (2)

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	Fees payable to the Partnership by Delek.

(3)	The El Dorado Assets Throughput Agreement provides for an obligated quarterly minimum throughput fee of $1.5 million for throughput of a combination of light and heavy crude.
El Dorado Assets Throughput Agreement. On March 31, 2015, in connection with the El Dorado Offloading Racks Acquisition, we and Delek entered into the Throughput Agreement (El Dorado Rail Offloading Facility) (the "Throughput Agreement") with respect to the El Dorado Assets. Under the Throughput Agreement, we will provide Delek with rail offloading services in return for throughput fees. The fees under the Throughput Agreement are indexed annually for inflation. The initial term of the Throughput Agreement is nine years and Delek, at its sole option, may extend the term for two renewal terms of three years each.
Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil Company and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013 and February 26, 2014 in connection with our subsequent acquisitions from Delek (collectively, the "Omnibus Agreement"). The Omnibus Agreement was amended and restated again on March 31, 2015 in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition (the "Third Restated Omnibus Agreement"). The Third Restated Omnibus Agreement includes, among other things: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly.
Under the Third Restated Omnibus Agreement, Delek reimburses us for, among other things, (i) certain expenses that we incur for inspections, maintenance and repairs to certain assets we acquired from Delek to cause such assets to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to most of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the DOT pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years, and (iii) certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, all as disclosed in the full agreement filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 6, 2015.
Predecessors' Transactions
Related-party transactions of the Predecessors were settled through division equity. Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates or contractually based fees.
Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the formation of the Partnership, the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, we were not allocating certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.
Summary of Transactions
A summary of revenue and expense transactions with Delek, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Revenues	$32,280	$25,282
Operating and maintenance expenses (1)	$7,552	$5,569
General and administrative expenses (2)	$1,256	$1,282

(1)
Operating and maintenance expenses include costs allocated to the El Dorado Predecessor for operating support provided to the El Dorado Predecessor and the Logistics Assets Predecessor by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. With respect to the El Dorado Predecessor and the Logistics Assets Predecessor, the costs that were allocated to us by Delek were $0.4 million and $0.2 million, respectively, for the three months ended March 31, 2014. Costs that were allocated to us by Delek with respect to the Logistics Assets Predecessor were $0.2 million for the three months ended March 31, 2015.

(2)
General and administrative expenses include costs allocated to the El Dorado Predecessor for general and administrative support provided to the El Dorado Predecessor by Delek, including services such as corporate management, risk management, accounting and human resources. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.1 million for the three months ended March 31, 2014. No costs were allocated to the Logistics Assets Predecessor to us by Delek for both the three months ended March 31, 2015 and 2014.

In accordance with our partnership agreement, our common, subordinated and general partner unitholders are entitled to receive quarterly distributions of available cash. We paid quarterly cash distributions, of which $7.8 million and $6.3 million were paid to Delek and our general partner during the three months ended March 31, 2015 and 2014, respectively. On April 21, 2015, our general partner's board of directors declared a quarterly cash distribution totaling $13.7 million, based on the available cash as of the date of determination for the end of the first quarter of 2015, payable on May 14, 2015, to unitholders of record on May 4, 2015. The distribution will include $8.7 million paid to both Delek and our general partner, including incentive distribution rights.
15. Subsequent Events

Distribution Declaration
On April 21, 2015, our general partner's board of directors declared a quarterly cash distribution of $0.53 per limited partner unit, payable on May 14, 2015, to unitholders of record on May 4, 2015.
Fouke Junction Spill
On April 28, 2015, a release of an estimated 100 barrels of crude oil occurred from a gathering line near Fouke, Arkansas. No significant environmental or public impacts have been identified. Cleanup operations were coordinated with state and federal officials and may continue for several weeks. Site maintenance, and remediation, if determined necessary, may continue for several months or longer. Based on current information available to us, we can not estimate the costs and liabilities, including any potential fines and penalties, associated with this event. However, we do not believe the total costs associated with this event, including any fines or penalties and net of any reimbursement and or indemnification by Delek pursuant to the Third Restated Omnibus Agreement and partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

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
On February 10, 2014, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek (i) the refined products terminal (the "El Dorado Terminal") located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and together with the El Dorado Terminal, the "El Dorado Terminal and Tank Assets") at and adjacent to the El Dorado Refinery (such transaction, the “El Dorado Acquisition”).
On March 31, 2015, the Partnership, through OpCo, acquired from Delek, two crude oil rail offloading racks, which racks are designed to receive up to 25,000 barrels per day ("bpd") of light crude oil or 12,000 bpd of heavy crude oil, or some combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets (the "El Dorado Assets") (such transaction, the "El Dorado Offloading Racks Acquisition").
On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek, a crude oil storage tank (the "Tyler Crude Tank") located adjacent to Delek's Tyler, Texas refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is expected to primarily support the Tyler Refinery. The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."
The El Dorado Acquisition, the El Dorado Offloading Racks Acquisition, and the Tyler Crude Tank Acquisition were accounted for as transfers between entities under common control. As an entity under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparable information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 (the "El Dorado Predecessor"), and (ii) the historical results of the Logistics Assets for all periods presented through March 31, 2015 (the "Logistics Assets Predecessor"). We refer to the historical results of the El Dorado Predecessor and the Logistics Assets Predecessor collectively as our "Predecessors."
You should read the following discussion of our financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

•
the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission (the "FERC") and those relating to environmental protection, pipeline integrity and safety;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	Delek's inability to grow as expected;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital of debt and equity financing;

•	changes in tax status;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2104.
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
Business Overview
The Partnership primarily owns and operates crude oil and intermediate and refined products logistics and marketing assets. We gather, transport and store crude oil and intermediate and refined products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek and third parties, primarily in support of Delek’s Tyler and El Dorado Refineries. A substantial majority of our existing assets are both integral to and dependent on the success of Delek’s refining operations, as many of our assets are contracted exclusively to Delek in support of its Tyler and El Dorado Refineries.
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

The assets and investments in our pipelines and transportation segment consist of and have been made in pipelines and trucks and ancillary assets, that provide crude oil gathering, crude oil and intermediate and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

The assets in our wholesale marketing and terminalling segment consist of refined products terminals and pipelines in Texas, Tennessee and Arkansas. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our terminals in west Texas, and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined product terminals to independent third parties and Delek.
Recent Developments
Acquisitions
El Dorado Offloading Racks Acquisition. On March 31, 2015, the Partnership completed the El Dorado Offloading Racks Acquisition and acquired the El Dorado Assets.
In connection with the El Dorado Offloading Racks Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) the Third Restated Omnibus Agreement, (iii) a throughput agreement with respect to the El Dorado Assets, (iv) a lease and access agreement, and (v) an amended and restated site services agreement.
Tyler Crude Tank Acquisition. On March 31, 2015, the Partnership completed the Tyler Crude Tank Acquisition and acquired the Tyler Assets, including the Tyler Crude Tank.
Other Developments
Third Restated Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil Company and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013 and February 26, 2014 in connection with our subsequent acquisitions from Delek (collectively, the "Omnibus Agreement"). The Omnibus Agreement was amended and restated again on March 31, 2015 in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition (the "Third Restated Omnibus Agreement"). The Third Restated Omnibus Agreement includes, among other things: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to environmental matters in favor of the Partnership, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided under the Omnibus Agreement.
Joint Ventures. On March 20, 2015, we entered into two joint ventures that will construct logistics assets to serve third parties and subsidiaries of Delek. Our total projected investment for the two joint ventures is approximately $91.0 million and will be financed through a combination of cash from operations, borrowings under our revolving credit facility and asset contributions.
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
Commercial Agreements
Commercial Agreements with Delek
The Partnership has various long-term, fee-based commercial agreements with Delek pursuant to which we provide crude oil gathering, crude oil and refined products transportation, and storage services and marketing and terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2014 (our "Annual Report on Form 10-K") for a description of certain of our commercial and other agreements with Delek and our material agreements with third parties.
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
Revenues. There are differences between the way the Predecessors recorded revenues and the way the Partnership records revenues after the acquisitions of our Predecessors' assets. Because our assets, including the El Dorado Terminal and Tank Assets and the Logistics Assets, were historically a part of the integrated operations of Delek, the Predecessors generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in the Predecessors' condensed consolidated financial statements are different than those reflected in the Partnership's condensed consolidated financial statements as the Predecessors' amounts relate primarily to amounts received from third parties while the Partnership's revenues will reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.
The Partnership's revenues are generated from the commercial agreements that we entered into with Delek and from agreements and arrangements with third parties, pursuant to which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling intermediate and refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to inflation indexing will be adjusted annually on July 1 of each year. We expect to generate revenue from ancillary services, such as ethanol blending and additive injection, and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of the minimum volume committed under our agreements with Delek.
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
Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee of $3.35 million for the provision of various centralized corporate services. Additionally, the Partnership will reimburse Delek for direct or allocated costs and expenses incurred by Delek or our general partner on behalf of the Partnership.
Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.53 per unit for the quarter ended March 31, 2015 ($2.12 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our second amended and restated senior secured revolving credit agreement (the "Second Amended and Restated Credit Agreement") and any future issuances of equity and debt securities.
Market Trends. Our results of operations are impacted by our ability to utilize our existing assets to fulfill the long-term fee-based agreements we have entered into with Delek and with third parties. Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, refining economics and access to alternate delivery and transportation infrastructure. Additionally, we are exposed to volatility in crude oil and refined products prices in our west Texas operations. A sharp decline in the price of crude oil may potentially lower the crude oil production level in the west Texas area resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. A sharp decline in the selling price of finished products may reduce our margin in the west Texas operations if our purchase price for finished products does not adjust accordingly. Any of these factors is subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.
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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2015 from those disclosed in our Annual Report on Form 10-K.
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

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 and the historical results of the Logistics Assets for all periods presented through March 31, 2015. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2015 and 2014, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended
	March 31,
	2015 (1)	2014 (2)
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$31,002	$20,268
Wholesale marketing and terminalling	112,510	183,259
Total	143,512	203,527
Operating costs and expenses:
Cost of goods sold	108,407	172,209
Operating expenses	10,777	9,496
General and administrative expenses	3,409	2,663
Depreciation and amortization	4,500	3,477
Loss on asset disposals	5	—
Total operating costs and expenses	127,098	187,845
Operating income	16,414	15,682
Interest expense, net	2,157	1,983
Net income before income tax expense	14,257	13,699
Income tax expense	254	147
Net income	14,003	13,552
Less: Loss attributable to Predecessors	(637)	(1,120)
Net income attributable to partners	$14,640	$14,672
Comprehensive income attributable to partners	$14,640	$14,672

Less: General partner's interest in net income (2%), including incentive distribution rights	(887)	(293)
Limited partners' interest in net income	$13,753	$14,379

Net income per limited partner unit:
Common units - (basic)	$0.57	$0.60
Common units - (diluted)	$0.56	$0.59
Subordinated units - Delek (basic and diluted)	$0.57	$0.60

Weighted average limited partner units outstanding:
Common units - (basic)	12,216,447	12,152,498
Common units - (diluted)	12,356,331	12,281,344
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258

Distributable Cash Flow (3)	$16,677	$15,772

(1) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our Predecessors did not record revenues for intercompany throughput and storage services.

(3) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended
	March 31,
	2015 (1)	2014 (2)
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$14,003	$13,552
Add:
Income tax expense	254	147
Depreciation and amortization	4,500	3,477
Interest expense, net	2,157	1,983
EBITDA(3)	$20,914	$19,159

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$15,769	$13,412
Amortization of unfavorable contract liability to revenue	—	667
Amortization of deferred financing costs	(365)	(317)
Accretion of asset retirement obligations	(62)	(120)
Deferred taxes	(226)	5
Loss on asset disposals	(5)	—
Unit-based compensation expense	(74)	(58)
Changes in assets and liabilities	3,466	3,440
Income tax expense	254	147
Interest expense, net	2,157	1,983
EBITDA(3)	$20,914	$19,159

Reconciliation of distributable cash flow to EBITDA:
EBITDA (3)	$20,914	$19,159
Less: Cash interest, net (4)	1,792	1,666
Less: Maintenance and regulatory capital expenditures (5)	3,316	783
Less: Capital improvement expenditures (6)	—	182
Add: Reimbursement from Delek for capital expenditures (6)	1,186	—
Less: Income tax expense	254	147
Add: Non-cash unit based compensation expense	74	58
Less: Amortization of deferred revenue	135	—
Less: Amortization of unfavorable contract liability	—	667
Distributable cash flow (3)	$16,677	$15,772

(1) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our Predecessors did not record revenues for intercompany throughput and storage services.

(3) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

(4) Cash interest, net excludes the amortization of debt issuance costs.

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

(6) For the three-month period ended March 31, 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the three months ended March 31, 2015 and for the three months ended March 31, 2014, disaggregated to present the results of operations of the Partnership, the El Dorado Terminal and Tank Assets and the Logistics Assets (in thousands):

		Logistics Assets
	Delek Logistics Partners, LP	(Logistics Assets Predecessor)	Three Months Ended March 31, 2015
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$14,640	$(637)	$14,003
Add:
Income tax expense	254	—	254
Depreciation and amortization	4,030	470	4,500
Interest expense, net	2,157	—	2,157
EBITDA(1)	$21,081	$(167)	$20,914

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$15,936	$(167)	$15,769
Amortization of deferred financing costs	(365)	—	(365)
Accretion of asset retirement obligations	(62)	—	(62)
Deferred taxes	(226)	—	(226)
Loss on asset disposals	(5)	—	(5)
Unit-based compensation expense	(74)	—	(74)
Changes in assets and liabilities	3,466	—	3,466
Income tax expense	254	—	254
Interest expense, net	2,157	—	2,157
EBITDA(1)	$21,081	$(167)	$20,914

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$21,081	$(167)	$20,914
Less: Cash interest, net (2)	1,792	—	1,792
Less: Maintenance and regulatory capital expenditures (3)	3,316	—	3,316
Add: Reimbursement from Delek for capital expenditures (4)	1,186	—	1,186
Less: Income tax expense	254	—	254
Add: Non-cash unit based compensation expense	74	—	74
Less: Amortization of deferred revenue	135	—	135
Distributable cash flow (1)	$16,844	$(167)	$16,677

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

(4) For the three-month period ended March 31, 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement.

	Delek Logistics Partners, LP	Logistics Assets (Logistics Assets Predecessor)	El Dorado Terminal and Tank Assets (El Dorado Predecessor)	Three Months Ended March 31, 2014
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$14,672	$(177)	$(943)	$13,552
Add:
Income tax expense	147	—	—	147
Depreciation and amortization	3,363	—	114	3,477
Interest expense, net	1,983	—	—	1,983
EBITDA(1)	$20,165	$(177)	$(829)	$19,159

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$14,418	$(177)	$(829)	$13,412
Amortization of unfavorable contract liability to revenue	667	—	—	667
Amortization of deferred financing costs	(317)	—	—	(317)
Accretion of asset retirement obligations	(126)	—	6	(120)
Deferred taxes	5	—	—	5
Unit-based compensation expense	(58)	—	—	(58)
Changes in assets and liabilities	3,446	—	(6)	3,440
Income tax expense	147	—	—	147
Interest expense, net	1,983	—	—	1,983
EBITDA(1)	$20,165	$(177)	$(829)	$19,159

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$20,165	$(177)	$(829)	$19,159
Less: Cash interest, net (2)	1,666	—	—	1,666
Less: Maintenance and regulatory capital expenditures (3)	699	—	84	783
Less: Capital improvement expenditures	89	—	93	182
Less: Income tax expense	147	—	—	147
Add: Non-cash unit based compensation expense	58	—	—	58
Less: Amortization of unfavorable contract liability	667	—	—	667
Distributable cash flow (1)	$16,955	$(177)	$(1,006)	$15,772

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

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015 (1)	2014 (2)
Capital spending (excluding business combinations)
Pipelines and Transportation	$4,553	$2,288
Wholesale Marketing and Terminalling	$3,020	$28

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

(2) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition, the El Dorado Rail Offloading Racks and the Tyler Crude Tank Acquisition.

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Contribution margin for the first quarter of 2015 was $24.3 million compared to $21.8 million for the first quarter of 2014, an increase of $2.5 million, or 11.5%. The increase in contribution margin was primarily attributable to the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and volume increases on our Lion Pipeline System during the first quarter of 2015 as compared to the first quarter of 2014. Volume increases on our Lion Pipeline System were attributable to reduced operations at Delek's El Dorado Refinery in the first quarter of 2014 as a result of a planned turnaround at the refinery. Also contributing to the increase in contribution margin were increased fees on our Paline Pipeline System. These increases were partially offset by lower margins in our operations in west Texas as a result of lower fuel prices, which decreased significantly during the first quarter of 2015 compared to the first quarter of 2014 and reduced sales volumes at the Tyler Refinery due to plant downtime during a maintenance turnaround and expansion.
For the first quarters of 2015 and 2014, we generated net sales of $143.5 million and $203.5 million, respectively, a decrease of $60.0 million, or 29.5%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.13 per gallon during the first quarter of 2015, compared to the first quarter of 2014. The average sales price per gallon of diesel sold decreased $1.33 per gallon during the first quarter of 2015 compared to the first quarter of 2014. Partially offsetting the decreases were net sales contributed by trucking assets we acquired from Frank Thompson Transport, Inc. in December 2014 (the "FTT Assets"), the terminalling and pipeline assets we acquired in October 2014 near Mount Pleasant, Texas, the effect of the throughput and tankage agreements for the El Dorado Terminal and Tank Assets and improved economies realized on our Paline Pipeline System.
Cost of goods sold was $108.4 million for the first quarter of 2015 compared to $172.2 million for the first quarter of 2014, a decrease of $63.8 million, or 37.0%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $1.05 per gallon during the first quarter of 2015, compared to the first quarter of 2014. The average cost per gallon of diesel purchased decreased $1.25 per gallon during the first quarter of 2015 compared to the first quarter of 2014.
Operating expenses were $10.8 million for the first quarter of 2015 compared to $9.5 million for the first quarter of 2014, an increase of $1.3 million, or 13.5%. The increase in operating expenses was primarily due to acquisitions that have occurred since the first quarter of 2014, including the El Dorado Terminal and Tank Assets, the El Dorado Assets, a pipeline and a terminal. Also contributing to the increase were increases in various maintenance initiatives in the first quarter of 2015 compared to the first quarter of 2014.
General and administrative expenses were $3.4 million and $2.7 million for the first quarter of 2015 and 2014, respectively, an increase of $0.7 million, or 28.0%. The increase in general and administrative expense was primarily due to increases in professional services fees incurred in connection with our various acquisition activities and joint venture projects.
Depreciation and amortization was $4.5 million for the first quarter of 2015 compared to $3.5 million for the first quarter of 2014, an increase of $1.0 million, or 29.4%. The increase in depreciation and amortization was primarily due to the acquisition of the FTT Assets and the Logistics Assets.
Interest expense was $2.2 million for the first quarter of 2015 compared to $2.0 million for the first quarter of 2014, an increase of $0.2 million, or 8.8%. This increase was primarily attributable to increases in deferred financing charges and interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder.
Income tax expense was $0.3 million for the first quarter of 2015, compared to $0.1 million for the first quarter of 2014. Our effective tax rate was 1.8% for the first quarter of 2015, compared to 1.1% for the first quarter of 2014. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation segment and (ii) wholesale marketing and terminalling segment. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 10 to our accompanying condensed consolidated financial statements.
Pipelines and Transportation Segment
The pipelines and transportation segment includes pipelines and trucks and ancillary assets, that provide crude oil gathering, crude oil and intermediate and refined products transportation and storage services to Delek and other third-parties.
The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment, including the historical results of the Logistics Assets, for the three months ended March 31, 2015 and 2014 and of the El Dorado Predecessor for the three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015 (1)	2014 (2)

Net sales:
Affiliate	$23,985	$17,501
Third-Party	7,017	2,767
Total	31,002	20,268
Operating costs and expenses:
Cost of goods sold	4,813	1,126
Operating expenses	6,918	7,176
Segment contribution margin	$19,271	$11,966
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,687	26,644
Refined products pipelines to Enterprise Systems	55,929	31,773
SALA Gathering System	21,538	23,113
East Texas Crude Logistics System	19,054	11,031

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our Predecessors did not record revenues for intercompany throughput and storage services.

The following tables include the results of operations of the pipelines and transportation segment for the three months ended March 31, 2015 and for the three months ended March 31, 2014, disaggregated to present the results of operations of the Partnership and the Logistics Assets through March 31, 2015 (in thousands):

	Delek Logistics Partners, LP	Logistics Assets (1) (Logistics Assets Predecessor)	Three Months Ended March 31, 2015
Net sales	$31,002	$—	$31,002
Operating costs and expenses:
Cost of goods sold	4,813	—	4,813
Operating expenses	6,751	167	6,918
Segment contribution margin	$19,438	$(167)	$19,271
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,687	—	56,687
Refined products pipelines to Enterprise Systems	55,929	—	55,929
SALA Gathering System	21,538	—	21,538
East Texas Crude Logistics System	19,054	—	19,054

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

	Delek Logistics Partners, LP	Logistics Assets(1) (Logistics Assets Predecessor)	El Dorado Tank Assets (1) (El Dorado Predecessor)	Three Months Ended March 31, 2014
Net sales	$20,268	$—	$—	$20,268
Operating costs and expenses:
Cost of goods sold	1,126	—	—	1,126
Operating expenses	6,318	177	681	7,176
Segment contribution margin	$12,824	$(177)	$(681)	$11,966
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	26,644	—	—	26,644
Refined products pipelines to Enterprise Systems	31,773	—	—	31,773
SALA Gathering System	23,113	—	—	23,113
East Texas Crude Logistics System	11,031	—	—	11,031

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor and the El Dorado Predecessor, respectively. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Predecessors did not record revenues for intercompany throughput and storage services.

Comparison of the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Contribution margin for the pipelines and transportation segment in the first quarter of 2015 was $19.3 million, or 79.2% of our consolidated segment contribution margin, compared to $12.0 million, or 54.8% of our consolidated segment contribution margin, in the first quarter of 2014, an increase of $7.3 million, or 61.0%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the acquisition of the El Dorado Tank Assets, the acquisition of the FTT Assets and volume increases on our Lion Pipeline System during the first quarter of 2015 as compared to the first quarter of 2014. Volume increases on our Lion Pipeline System were attributable to reduced operations at Delek's El Dorado Refinery in the first quarter of 2014 as a result of planned maintenance at the refinery. Additionally, increased fees on our Paline Pipeline System accounted for approximately $3.0 million of the increase in contribution margin.
Net sales for the pipelines and transportation segment were $31.0 million for the first quarter of 2015 compared to $20.3 million for the first quarter of 2014, an increase of $10.7 million, or 53.0%. The increase was primarily attributable to net sales contributed by the FTT Assets, the effect of the throughput and tankage agreements for the El Dorado Tank Assets and improved economies realized on our Paline Pipeline System.
Operating expenses were $6.9 million for the first quarter of 2015 compared to $7.2 million for the first quarter of 2014, a decrease of $0.3 million, or 3.6%. The decrease in operating expenses was primarily due to reduced maintenance costs.
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.
The table and discussion below is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three months ended March 31, 2015 and 2014 (dollars in thousands, except for per barrel figures):

	Three Months Ended March 31,
	2015	2014 (1)
Net sales:
Affiliate	$8,295	$7,781
Third-Party	104,215	175,478
Total	112,510	183,259
Operating costs and expenses:
Cost of goods sold	103,594	171,083
Operating expenses	3,859	2,320
Segment contribution margin	$5,057	$9,856
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	26,956	62,432
West Texas marketing throughputs (average bpd)	16,645	15,999
West Texas marketing margin per barrel	$1.40	$3.57
Terminalling throughputs (average bpd)	66,828	86,600

(1)
The information presented, excluding throughputs, includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

The following table includes the results of operations of the wholesale marketing and terminalling segment for the three months ended March 31, 2014, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal through February 10, 2014 (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal (1) (El Dorado Predecessor)	Three Months Ended March 31, 2014
Net sales	$183,259	$—	$183,259
Operating costs and expenses:
Cost of goods sold	171,083	—	171,083
Operating expenses	2,218	102	2,320
Segment contribution margin	$9,958	$(102)	$9,856
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	62,432	—	62,432
West Texas marketing throughputs (average bpd)	15,999	—	15,999
West Texas marketing margin per barrel	$3.57	$—	$3.57
Terminalling throughputs (average bpd)	86,600	7,298	89,924

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

Comparison of the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Contribution margin for the wholesale marketing and terminalling segment amounted to $5.1 million, or 20.8% of our consolidated contribution margin, in the first quarter of 2015, compared to $9.9 million, or 45.2% of our consolidated contribution margin, in the first quarter of 2014, a decrease of $4.8 million, or 48.7%. The decrease in contribution margin was primarily attributable to lower margins achieved in our operations in west Texas as a result of lower fuel prices, which decreased significantly during the first quarter of 2015 compared to the first quarter of 2014. The gross margin per barrel was also affected by more challenging market conditions in west Texas during the period. Further contributing to the decreases in contribution margin were reduced sales volumes at the Tyler Refinery due to plant downtime during a maintenance turnaround and expansion.
Net sales for our wholesale marketing and terminalling segment in the first quarter of 2015 decreased $70.8 million, or 38.6%, to $112.5 million from $183.3 million in the first quarter of 2014. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.13 per gallon during the first quarter 2015, compared to the first quarter of 2014. The average sales price per gallon of diesel sold decreased $1.33 per gallon during the first quarter of 2015, compared to the first quarter of 2014.
Cost of goods sold for our wholesale marketing and terminalling segment decreased $67.5 million, or 39.4%, to $103.6 million in the first quarter of 2015, as compared to cost of goods sold of $171.1 million in the first quarter of 2014. The decrease in cost of goods sold is attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $1.05 per gallon during the first quarter of 2015, compared to the first quarter of 2014. The average cost per gallon of diesel purchased decreased $1.25 per gallon during the first quarter of 2015, compared to the first quarter of 2014.
Operating expenses were $3.9 million in the first quarter of 2015, an increase of $1.6 million or 66.3%, as compared to operating expenses of $2.3 million in the first quarter of 2014. The increase in operating expenses was primarily due to acquisitions that have occurred since the first quarter of 2014 and increases in various maintenance initiatives in the first quarter of 2015 compared to the first quarter of 2014.

Liquidity and Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and potential issuances of additional equity securities and debt. We believe that cash generated from these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations, including minimum quarterly cash distributions, for at least the next 12 months.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015 (1)	May 4, 2015

(1) Expected date of distribution.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Cash Flow Data:
Cash flows provided by operating activities	$15,769	$13,412
Cash flows used in investing activities	(8,599)	(2,316)
Cash flows used in financing activities	(9,031)	(7,894)
Net (decrease) increase in cash and cash equivalents	$(1,861)	$3,202

Cash Flows from Operating Activities

Net cash provided by operating activities was $15.8 million for the three months ended March 31, 2015, compared to cash provided of $13.4 million for the comparable period of 2014. The increase in cash flows provided by operations was due to higher operating income as a result of our acquisition activity and decreases in inventory and other current assets. Inventory decreased as a result of reduced product purchases in our west Texas operations and from Delek due to downtime at the Tyler Refinery as a result of the maintenance turnaround and expansion. Net income for the three months ended March 31, 2015 was $14.0 million, compared to $13.6 million in the same period of 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.6 million for the first three months of 2015, compared to $2.3 million used in the comparable period of 2014. Cash used in investing activities during the three months ended March 31, 2015 includes capital expenditures of approximately $7.6 million, of which $4.6 million was spent on projects in the pipelines and transportation segment and $3.0 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the three months ended March 31, 2014 of $2.3 million. Capital expenditures made during the three months ended March 31, 2015 related primarily to the purchase of assets from Delek, which accounted for approximately $3.8 million of cash used in investing activities during the three months ended March 31, 2015. Additionally, projects on our terminalling assets and our Lion Pipeline System, accounted for approximately $2.9 million and $0.7 million, respectively of total capital expenditures. Capital expenditures made during the three months ended March 31, 2014 related primarily to the Tyler Assets, our Lion Pipeline System and our East Texas Crude Logistics System, which accounted for approximately $1.3 million, $0.4 million and $0.3 million, respectively, of total capital expenditures. Additionally, we contributed approximately $2.2 million in cash to our joint ventures during the three months ended March 31, 2015. Partially offsetting the cash used in investing activities was an asset sale generating proceeds of approximately $1.2 million during the three months ended March 31, 2015.
Cash Flows from Financing Activities
Net cash used in financing activities was $9.0 million in the three months ended March 31, 2015, compared to net cash used of $7.9 million in the comparable period of 2014. We paid quarterly cash distributions totaling $13.1 million during the three months ended March 31, 2015, compared to quarterly cash distributions totaling $10.2 million paid during the three months ended March 31, 2014. Additionally, we paid $61.9 million in exchange for assets included in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the three months ended March 31, 2015, compared to $95.9 million paid in exchange for assets included in the El Dorado Acquisition during the three months ended March 31, 2014. Offsetting the cash used in financing activities during the three months ended March 31, 2015 and 2014 were net proceeds of $64.6 million and $95.7 million, respectively, under our revolving credit facility.
Cash Position and Indebtedness
As of March 31, 2015, we had nominal total cash and cash equivalents and we had total indebtedness of approximately $316.4 million. Borrowing availability under the Second Amended and Restated Credit Agreement was approximately $379.1 million and we had letters of credit issued of approximately $4.5 million. We believe we were in compliance with the applicable covenants in our credit agreement as of March 31, 2015.
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
Agreements Governing Certain Indebtedness of Delek
Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, under the terms of certain of Delek's credit arrangements, we expect that Delek will be in default if we incur any indebtedness for borrowed money in excess of $300.0 million at any time outstanding, which amount is subject to and has been increased for (i) certain acquisitions of additional or newly constructed assets and for growth capital expenditures, in each case, net of asset sales, and for (ii) certain types of debt, such as debt obligations owed under hedge agreements, intercompany debt of the Partnership and our subsidiaries and debt under certain types of contingent obligations. These arrangements also require that Delek meets certain minimum levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders’ equity to adjusted total assets. We cannot assure you that such covenants will not impact our ability to use the full capacity available under our revolving credit facility in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures, excluding capital expenditures related to the assets acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, prior to March 31, 2015, for the three months ended March 31, 2015 were $3.8 million, of which approximately $0.8 million was spent in our pipelines and transportation segment and $3.0 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure forecast is approximately $19.7 million for 2015.

The following table summarizes our actual capital expenditures for the three months ended March 31, 2015 and planned capital expenditures for the full year 2015 by operating segment and major category (in thousands):

	Full Year 2015 Forecast	Three Months Ended March 31, 2015 (2)
Pipelines and Transportation:
Regulatory	$1,480	$—
Maintenance (1)	10,861	438
Discretionary projects	1,622	335
Pipeline and transportation segment total	13,963	773
Wholesale Marketing and Terminalling:
Regulatory	632	85
Maintenance (1)	1,457	2,396
Discretionary projects	3,697	539
Wholesale marketing and terminalling segment total	5,786	3,020
Total capital spending	$19,749	$3,793

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

(2)
The actual and forecasted capital spending does not include capital expenditures prior to March 31, 2015 of ($0.1) million related to the assets acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. Also excluded from the actual capital spending is a $3.8 million purchase of assets from Delek, as we subsequently contributed the assets to Caddo Pipeline, LLC, a joint venture entered into with Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P.

For the full year 2015, we plan to spend approximately $1.5 million on regulatory projects in the pipelines and transportation segment. In addition, we plan to spend approximately $10.9 million on maintenance projects and approximately $1.6 million for other discretionary projects in 2015 in the pipelines and transportation segment. In the wholesale marketing and terminalling segment, we have $5.8 million budgeted for the year ending December 31, 2015, of which $3.7 million is allocated to discretionary projects. Of the $10.9 million budgeted to maintenance projects in the pipelines and transportation segment, approximately $10.1 million relates to the repair and replacement of certain of our tanks. Of the $3.7 million budgeted to discretionary projects in the wholesale marketing and terminalling segment, $2.8 million relates to the expansion of our refined products terminal located at Delek's Tyler Refinery.
On March 31, 2015, in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Partnership entered into the Third Restated Omnibus Agreement. Under the Third Restated Omnibus Agreement, Delek reimburses us for (i) certain expenses that we incur for inspections, maintenance and repairs to certain assets we acquired from Delek to cause such assets to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to most of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with the United States Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years, and (iii) for certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, as disclosed in the full agreement filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 6, 2015.
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections. We rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of equity securities and debt, to fund significant capital expenditures.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand for refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area, can have an effect on our gross margin. From time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At March 31, 2015 and December 31, 2014, we held open derivative contracts representing 12,000 barrels and 142,000 barrels, respectively, of refined petroleum products. We recognized gains associated with derivatives not designated as hedging instruments of $0.3 million for the three months ended March 31, 2015. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. We did not recognize any gains or losses associated with derivatives not designated as hedging instruments for the three months ended March 31, 2014. Please see Note 12 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.
Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remains in place in accordance with its terms. The estimated fair value of our interest rate derivative asset was a nominal amount and $0.1 million as of March 31, 2015 and 2014, respectively. In accordance with ASC 815, we recorded nominal amounts of non-cash expense representing changes in estimated fair value of the interest rate hedge agreements for each of the three months ended March 31, 2015 and 2014.
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

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 5. OTHER INFORMATION

Acceleration of Phantom Unit Awards

On May 3, 2015, the Compensation Committee of Delek’s board of directors (“Delek’s Compensation Committee”) approved an employment agreement with Assaf Ginzburg, the Executive Vice President and Chief Financial Officer of our general partner. In connection with the agreement, Delek’s Compensation Committee recommended to the Conflicts Committee of the Board of Directors of our general partner, and the Conflicts Committee unanimously approved, an amendment to 12,500 phantom units currently held by Mr. Ginzburg to accelerate the vesting of such units, contingent upon Mr. Ginzburg’s execution of his employment agreement. These phantom units were granted to Mr. Ginzburg on December 10, 2012 and, upon execution of such amendment, will vest on June 10, 2015. The remaining 12,500 phantom units currently held by Mr. Ginzburg that will remain unvested after June 10, 2015 will continue to vest ratably every six months through December 10, 2017.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1
Asset Purchase Agreement, dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (Incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on April 6, 2015).

10.2
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (Incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on April 6, 2015).

10.3
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC. (Incorporated by reference to Exhibit 10.3 to the Partnership's Form 8-K filed on April 6, 2015).

10.4	§	Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd.
10.5	§	Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC.
10.6	§ ++	First Amended and Restated Limited Liability Company Agreement of Rangeland Rio Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC.
10.7	§ ++	Amended and Restated Limited Liability Company Agreement of Caddo Pipeline, LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC.
31.1	§	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
++
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 7, 2015

EXHIBIT INDEX

Exhibit No.		Description
10.1
Asset Purchase Agreement, dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (Incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on April 6, 2015).

10.2
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (Incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K filed on April 6, 2015).

10.3
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC. (Incorporated by reference to Exhibit 10.3 to the Partnership's Form 8-K filed on April 6, 2015).

10.4	§	Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd.
10.5	§	Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC.
10.6	§ ++	First Amended and Restated Limited Liability Company Agreement of Rangeland Rio Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC.
10.7	§ ++	Amended and Restated Limited Liability Company Agreement of Caddo Pipeline, LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC.
31.1	§	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
32.1	§	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
++
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions have been filed separately with the United States Securities and Exchange Commission.