Form 10-Q
period 2015-06-30
Delek Logistics Partners, LP
filed 2015-08-06
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2015, there were 12,250,847 common units, 11,999,258 subordinated units, and 494,900 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014 (1)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$124	$1,861
Accounts receivable	39,117	27,986
Inventory	4,308	10,316
Deferred tax assets	28	28
Other current assets	485	768
Total current assets	44,062	40,959
Property, plant and equipment:
Property, plant and equipment	317,208	308,088
Less: accumulated depreciation	(61,965)	(53,309)
Property, plant and equipment, net	255,243	254,779
Equity method investments	18,472	—
Goodwill	11,654	11,654
Intangible assets, net	15,944	16,520
Other non-current assets	6,621	7,374
Total assets	$351,996	$331,286
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,754	$17,929
Accounts payable to related parties	8,732	628
Excise and other taxes payable	7,186	5,443
Accrued expenses and other current liabilities	2,330	1,588
Tank inspection liabilities	2,541	2,829
Pipeline release liabilities	3,069	1,899
Total current liabilities	38,612	30,316
Non-current liabilities:
Revolving credit facility	316,900	251,750
Asset retirement obligations	3,379	3,319
Deferred tax liabilities	297	231
Other non-current liabilities	8,610	5,889
Total non-current liabilities	329,186	261,189
Equity (Deficit):
Predecessor division equity	—	19,726
Common unitholders - public; 9,451,589 units issued and outstanding at June 30, 2015 (9,417,189 at December 31, 2014)	197,052	194,737
Common unitholders - Delek; 2,799,258 units issued and outstanding at June 30, 2015 (2,799,258 at December 31, 2014)	(281,852)	(241,112)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at June 30, 2015 (11,999,258 at December 31, 2014)	76,439	73,515
General partner - Delek; 494,900 units issued and outstanding at June 30, 2015 (494,197 at December 31, 2014)	(7,441)	(7,085)
Total (deficit) equity	(15,802)	39,781
Total liabilities and (deficit) equity	$351,996	$331,286

(1) Adjusted to include the historical balances of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (1)	2015 (2)	2014 (1)
	(In thousands, except unit and per unit data)
Net sales:
Affiliate	$39,871	$28,893	$72,151	$54,175
Third-Party	132,263	207,450	243,495	385,695
Net sales	172,134	236,343	315,646	439,870
Operating costs and expenses:
Cost of goods sold	132,494	196,574	240,901	368,783
Operating expenses	10,798	9,719	21,575	19,215
General and administrative expenses	2,982	2,242	6,391	4,905
Depreciation and amortization	4,744	3,623	9,244	7,100
(Gain) loss on asset disposals	(23)	74	(18)	74
Total operating costs and expenses	150,995	212,232	278,093	400,077
Operating income	21,139	24,111	37,553	39,793
Interest expense, net	2,616	2,342	4,773	4,325
Loss on equity method investments	149	—	149	—
Total non-operating expenses	2,765	2,342	4,922	4,325
Income before income tax expense	18,374	21,769	32,631	35,468
Income tax expense	63	281	317	428
Net income	18,311	21,488	32,314	35,040
Less: loss attributable to Predecessors	—	(266)	(637)	(1,386)
Net income attributable to partners	$18,311	$21,754	$32,951	$36,426
Comprehensive income attributable to partners	$18,311	$21,754	$32,951	$36,426

Less: General partner's interest in net income, including incentive distribution rights	(1,109)	(620)	(1,996)	(914)
Limited partners' interest in net income	$17,202	$21,134	$30,955	$35,512

Net income per limited partner unit:
Common units - (basic)	$0.71	$0.88	$1.28	$1.47
Common units - (diluted)	$0.70	$0.87	$1.27	$1.46
Subordinated units - Delek (basic and diluted)	$0.71	$0.87	$1.28	$1.47

Weighted average limited partner units outstanding:
Common units - (basic)	12,224,007	12,159,732	12,220,248	12,156,135
Common units - (diluted)	12,360,519	12,291,273	12,350,621	12,281,598
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Cash distributions per limited partner unit	$0.550	$0.475	$1.080	$0.900
(1) Adjusted to include the historical results of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.
(2) The information presented includes the results of operations of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015 (1)	2014 (2)
Cash flows from operating activities:	(In thousands)
Net income	$32,314	$35,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,244	7,100
Amortization of unfavorable contract liability to revenue	—	(1,334)
Amortization of deferred financing costs	730	634
Accretion of asset retirement obligations	124	209
Deferred income taxes	66	52
Loss on equity method investments	149	—
(Gain) loss on asset disposals	(18)	74
Unit-based compensation expense	194	121
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(11,131)	(8,975)
Inventories and other current assets	6,291	(7,779)
Accounts payable and other current liabilities	192	18,872
Accounts payable to related parties	8,219	1,083
Non-current assets and liabilities, net	186	(649)
Net cash provided by operating activities	46,560	44,448
Cash flows from investing activities:
Business combinations	(400)	—
Purchases of property, plant and equipment	(13,535)	(4,200)
Proceeds from sales of property, plant and equipment	1,183	—
Equity method investments	(14,789)	—
Net cash used in investing activities	(27,541)	(4,200)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	31	22
Distributions to general partner	(1,574)	(414)
Distributions to common unitholders - public	(9,801)	(7,856)
Distributions to common unitholders - Delek	(2,911)	(2,352)
Distributions to subordinated unitholders	(12,479)	(10,080)
Distributions to Delek for acquisitions	(61,890)	(95,900)
Proceeds from revolving credit facility	203,514	283,100
Payments of revolving credit facility	(138,364)	(208,900)
Predecessor division equity contribution	115	3,625
Reimbursement of capital expenditures by Sponsor	2,603	—
Net cash used in financing activities	(20,756)	(38,755)
Net (decrease) increase in cash and cash equivalents	(1,737)	1,493
Cash and cash equivalents at the beginning of the period	1,861	924
Cash and cash equivalents at the end of the period	$124	$2,417
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,863	$3,508
Income taxes	$5	$18
Non-cash investing activities:
Equity method investments	$3,832	$—
Non-cash financing activities:
Sponsor contribution of fixed assets	$418	$706

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

On March 31, 2015, the Partnership, through OpCo, acquired from Delek two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets (the “El Dorado Assets”) (such transaction, the "El Dorado Offloading Racks Acquisition").

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek a crude oil storage tank located adjacent to the Tyler Refinery (the "Tyler Crude Tank") and certain ancillary assets (collectively with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is expected to primarily support Delek's Tyler, Texas refinery (the "Tyler Refinery"). The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

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

The accompanying unaudited condensed consolidated financial statements and related notes for the six months ended June 30, 2015 and for the three and six months ended June 30, 2014 include the consolidated financial position, results of operations, cash flows and division equity of our Predecessors as appropriate. The financial statements of our Predecessors have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as unaffiliated entities. For example, our Predecessors did not record revenues for intercompany terminalling, throughput or storage services.

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

In connection with the El Dorado Offloading Racks Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) a third amended and restated omnibus agreement, (iii) a throughput agreement with respect to the El Dorado Assets, (iv) a lease and access agreement, and (v) an amended and restated site services agreement. See Note 14 for additional information regarding certain of these agreements.

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

In connection with the El Dorado Acquisition, the Partnership and Delek entered into (i) an asset purchase agreement, (ii) a second amended and restated omnibus agreement, (iii) a throughput and tankage agreement with respect to the El Dorado Terminal and Tank Assets, (iv) a lease and access agreement, and (v) a site services agreement.

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

Condensed Combined Balance Sheet

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Tyler Assets (Tyler Assets Predecessor)	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,861	$—	$—	$1,861
Accounts receivable	27,986	—	—	27,986
Inventory	10,316	—	—	10,316
Deferred tax assets	28	—	—	28
Other current assets	768	—	—	768
Total current assets	40,959	—	—	40,959
Property, plant and equipment:
Property, plant and equipment	288,045	8,267	11,776	308,088
Less: accumulated depreciation	(52,992)	(317)	—	(53,309)
Property, plant and equipment, net	235,053	7,950	11,776	254,779
Goodwill	11,654	—	—	11,654
Intangible assets, net	16,520	—	—	16,520
Other non-current assets	7,374	—	—	7,374
Total assets	$311,560	$7,950	$11,776	$331,286
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,929	$—	$—	$17,929
Accounts payable to related parties	628	—	—	628
Excise and other taxes payable	5,443	—	—	5,443
Accrued expenses and other current liabilities	1,588	—	—	1,588
Tank inspection liabilities	2,829	—	—	2,829
Pipeline release liabilities	1,899	—	—	1,899
Total current liabilities	30,316	—	—	30,316
Non-current liabilities:
Revolving credit facility	251,750	—	—	251,750
Asset retirement obligations	3,319	—	—	3,319
Deferred tax liabilities	231	—	—	231
Other non-current liabilities	5,889	—	—	5,889
Total non-current liabilities	261,189	—	—	261,189
Equity:
Predecessors division equity	—	7,950	11,776	19,726
Common unitholders - public (9,417,189 units issued and outstanding)	194,737	—	—	194,737
Common unitholders - Delek (2,799,258 units issued and outstanding)	(241,112)	—	—	(241,112)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	73,515	—	—	73,515
General Partner unitholders - Delek (494,197 units issued and outstanding)	(7,085)	—	—	(7,085)
Total equity	20,055	7,950	11,776	39,781
Total liabilities and equity	$311,560	$7,950	$11,776	$331,286

Condensed Combined Statements of Operations

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Tyler Assets (Tyler Assets Predecessor)	Six Months Ended June 30, 2015
	(In thousands)
Net Sales	$315,646	$—	$—	$315,646
Operating costs and expenses:
Cost of goods sold	240,901	—	—	240,901
Operating expenses	21,408	167	—	21,575
General and administrative expenses	6,391	—	—	6,391
Depreciation and amortization	8,774	372	98	9,244
Gain on asset disposals	(18)	—	—	(18)
Total operating costs and expenses	277,456	539	98	278,093
Operating income (loss)	38,190	(539)	(98)	37,553
Interest expense, net	4,773	—	—	4,773
Loss on equity method investments	149	—	—	149
Total non-operating costs and expenses	4,922	—	—	4,922
Net income (loss) before income tax expense	33,268	(539)	(98)	32,631
Income tax expense	317	—	—	317
Net income (loss)	32,951	(539)	(98)	32,314
Less: loss attributable to Predecessors	—	(539)	(98)	(637)
Net income attributable to partners	$32,951	$—	$—	$32,951

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Three Months Ended June 30, 2014 (1)
	(In thousands)
Net Sales	$236,343	$—	$236,343
Operating costs and expenses:
Cost of goods sold	196,574	—	196,574
Operating expenses	9,544	175	9,719
General and administrative expenses	2,242	—	2,242
Depreciation and amortization	3,532	91	3,623
Loss on asset disposals	74	—	74
Total operating costs and expenses	211,966	266	212,232
Operating income (loss)	24,377	(266)	24,111
Interest expense, net	2,342	—	2,342
Net income (loss) before income tax expense	22,035	(266)	21,769
Income tax expense	281	—	281
Net income (loss)	21,754	(266)	21,488
Less: loss attributable to Predecessors	—	(266)	(266)
Net income attributable to partners	$21,754	$—	$21,754

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	El Dorado Terminal and Tank Assets (El Dorado Predecessor)	Six Months Ended June 30, 2014 (1)
	(In thousands)
Net Sales	$439,870	$—	$—	$439,870
Operating costs and expenses:
Cost of goods sold	368,783	—	—	368,783
Operating expenses	18,080	352	783	19,215
General and administrative expenses	4,859	—	46	4,905
Depreciation and amortization	6,895	91	114	7,100
Loss on asset disposals	74	—	—	74
Total operating costs and expenses	398,691	443	943	400,077
Operating income (loss)	41,179	(443)	(943)	39,793
Interest expense, net	4,325	—	—	4,325
Net income (loss) before income tax expense	36,854	(443)	(943)	35,468
Income tax expense	428	—	—	428
Net income (loss)	36,426	(443)	(943)	35,040
Less: Loss attributable to Predecessors	—	(443)	(943)	(1,386)
Net income attributable to partners	$36,426	$—	$—	$36,426

(1) There were no revenues or expenses associated with the Tyler Assets Predecessor included in our condensed consolidated financial statements for the three and six months ended June 30, 2014 as the Tyler Assets were not fully constructed and were not placed into service until January 2015.

Acquisitions from Third Parties

Trucking Assets Acquisition

On December 17, 2014, through a new subsidiary, DKL Transportation, LLC, we completed the purchase of substantially all of the assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and asphalt products by transport truck, to complement our existing assets and increase our overall third party business. The assets purchased from FTT include approximately 135 trucks and 205 trailers (the "FTT Assets").

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

Purchase Price Allocations - Acquisitions from Third Parties

The following table summarizes the allocation of the aggregate purchase price for each of the third party acquisitions described above (in thousands):

	FTT Assets (1)	Greenville-Mount Pleasant Assets (2)
Property, plant and equipment	$11,145	$4,829
Intangible assets	—	5,171
Inventory	—	1,125
Accounts receivable	1,901	—
Accounts payable	(1,121)	—
Total	$11,925	$11,125

(1)
During the six months ended June 30, 2015, we adjusted our previously disclosed purchase price allocation and certain of the acquisition date fair values in connection with working capital adjustments and an additional $0.4 million of consideration paid for additional assets. The property, plant and equipment, accounts receivable and accounts payable valuation are subject to change during the purchase price allocation period.

(2)
During the six months ended June 30, 2015, we adjusted our purchase price allocation and certain of the acquisition date fair values previously disclosed. The property, plant and equipment, intangible assets and inventory valuation are subject to change during the purchase price allocation period.

Pro Forma Financial Information - Acquisitions from Third Parties

Below are the unaudited pro forma consolidated results of operations of the Partnership for the three and six months ended June 30, 2014, as if these acquisitions had occurred on January 1, 2014 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
FTT Assets:
Net sales	$239,871	$446,632
Net income	$21,699	$35,418
Greenville-Mount Pleasant Assets:
Net sales	$236,516	$440,215
Net income	$21,379	$34,822

3. Inventory

Inventories consisted of $4.3 million and $10.3 million of refined petroleum products as of June 30, 2015 and December 31, 2014, respectively. Cost of inventory is stated at the lower of cost or market, determined on a first-in, first-out basis.

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At June 30, 2015, the weighted average interest rate for our borrowings under the facility was approximately 2.6%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2015, this fee was 0.4% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct, wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note"), and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of June 30, 2015, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
As of June 30, 2015, we had approximately $316.9 million of outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling approximately $5.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2015. Amounts available under the Second Amended and Restated Credit Agreement as of June 30, 2015 were approximately $377.6 million.

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2015 is August 14, 2015. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to partners	$18,311	$21,754	$32,951	$36,426
Less: General partner's distribution (including IDRs) (1)	1,030	424	1,898	633
Less: Limited partners' distribution	6,738	5,787	13,213	10,952
Less: Subordinated partner's distribution	6,600	5,699	12,959	10,799
Earnings in excess of distributions	$3,943	$9,844	$4,881	$14,042

General partner's earnings:
Distributions (including IDRs) (1)	$1,030	$424	$1,898	$633
Allocation of earnings in excess of distributions	79	196	98	281
Total general partner's earnings	$1,109	$620	$1,996	$914

Limited partners' earnings on common units:
Distributions	$6,738	$5,787	$13,213	$10,952
Allocation of earnings in excess of distributions	1,952	4,861	2,416	6,930
Total limited partners' earnings on common units	$8,690	$10,648	$15,629	$17,882

Limited partners' earnings on subordinated units:
Distributions	$6,600	$5,699	$12,959	$10,799
Allocation of earnings in excess of distributions	1,912	4,787	2,367	6,831
Total limited partner's earnings on subordinated units	$8,512	$10,486	$15,326	$17,630

Weighted average limited partner units outstanding:
Common units - (basic)	12,224,007	12,159,732	12,220,248	12,156,135
Common units - (diluted)	12,360,519	12,291,273	12,350,621	12,281,598
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Net income per limited partner unit:
Common units - (basic)	$0.71	$0.88	$1.28	$1.47
Common units - (diluted)	$0.70	$0.87	$1.27	$1.46
Subordinated units - Delek (basic and diluted)	$0.71	$0.87	$1.28	$1.47

(1) General partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of $0.43125 per unit per quarter. See Note 7 for further discussion related to IDRs.

7. Equity

We had 9,451,589 common limited partner units held by the public outstanding as of June 30, 2015. Additionally, as of June 30, 2015, Delek owned a 59.8% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 95.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 494,900 general partner units. Affiliates own the remaining 4.4% interest in our general partner. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.

Equity Activity

The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Equity of Predecessors	Common - Public	Common - Delek (1)	Subordinated	General Partner (1)	Total
Balance at December 31, 2014	$19,726	$194,737	$(241,112)	$73,515	$(7,085)	$39,781
Sponsor contributions of equity to the Logistics Assets Predecessor	115	—	—	—	—	115
Loss attributable to the Logistics Assets Predecessor	(637)	—	—	—	—	(637)
Allocation of net assets acquired by the unitholders	(19,204)	—	18,820	—	384	—
Cash distributions	—	(9,801)	(63,563)	(12,479)	(2,812)	(88,655)
Sponsorship contribution of fixed assets	—	—	410	—	8	418
Net income attributable to partners	—	12,053	3,576	15,326	1,996	32,951
Unit-based compensation	—	422	125	537	(890)	194
Other	—	(359)	(108)	(460)	958	31
Balance at June 30, 2015	$—	$197,052	$(281,852)	$76,439	$(7,441)	$(15,802)

(1) Cash distributions include $61.9 million in cash payments for the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book basis instead of fair value. Additionally, any excess of cash paid over the historical book basis of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our equity balance decreased $42.7 million during the six months ended June 30, 2015.

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to partners	$18,311	$21,754	$32,951	$36,426
Less: General partner's IDRs	(758)	(189)	(1,364)	(189)
Net income available to partners	$17,553	$21,565	$31,587	$36,237
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$351	$431	$632	$725
General partner's IDRs	758	189	1,364	189
Total general partner's interest in net income	$1,109	$620	$1,996	$914

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

Cash Distributions

Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015 (1)	August 6, 2015

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on August 14, 2015 to general and limited partners for the three and six months ended June 30, 2015 is set forth in the table below. Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General partner's distributions:
General partner's distributions	$272	$235	$534	$444
General partner's IDRs	758	189	1,364	189
Total general partner's distributions	1,030	424	1,898	633

Limited partners' distributions:
Common	6,738	5,787	13,213	10,952
Subordinated	6,600	5,699	12,959	10,799
Total limited partners' distributions	13,338	11,486	26,172	21,751
Total cash distributions	$14,368	$11,910	$28,070	$22,384

Cash distributions per limited partner unit	$0.550	$0.475	$1.080	$0.900

8. Equity Based Compensation

We incurred $0.1 million and $0.2 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2015, respectively, and a nominal amount and $0.1 million during the three and six months ended June 30, 2014, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. All awards made through June 9, 2015 vest over a five-year service period unless such awards are amended in accordance with the LTIP. Beginning June 10, 2015, all awards made to only non-employee directors vest over a three-year service period unless such awards are amended in accordance with the LTIP. As of June 30, 2015, there was $1.1 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.4 years.

9. Equity Method Investments

In March 2015, the Partnership, through its indirect wholly owned subsidiary DKL Caddo, LLC ("DKL Caddo") became a member of Caddo Pipeline, LLC ("CP LLC") by entering into an amended and restated limited liability company agreement (the “Caddo LLC Agreement”) with Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"). CP LLC was formed to plan, develop, construct, own, operate and maintain a pipeline system and ancillary assets originating near Longview, Texas and extending to Shreveport, Louisiana (the "Caddo Pipeline System"). Pursuant to the terms of the Caddo LLC Agreement, DKL Caddo and Plains each own a 50% membership interest in CP LLC. Pursuant to separate agreements, Plains will have primary responsibility for the construction of the Caddo Pipeline System, and, upon its completion, Plains will also have primary day-to-day responsibility for its operations.

In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into an amended and restated limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to develop, construct, operate and maintain a crude oil pipeline extending from Loving County, Texas, to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Rangeland will have primary day-to-day responsibility for the operations of the RIO Pipeline following completion of its construction.

The total projected investment in these two entities is approximately $91.0 million and will be financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of June 30, 2015, the investment in these joint ventures totaled $18.5 million and was accounted for using the equity method.

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Pipelines and Transportation
Net Sales:
Affiliate	$26,093	$20,245	$50,078	$37,746
Third-Party	7,641	2,821	14,658	5,588
Total Pipelines and Transportation	33,734	23,066	64,736	43,334
Operating costs and expenses:
Cost of goods sold	5,102	1,130	9,915	2,256
Operating expenses (1) (2)	7,745	8,308	14,663	15,484
Segment contribution margin	$20,887	$13,628	$40,158	$25,594
Capital spending (excluding business combinations) (1) (2)	$3,057	$1,128	$7,610	$3,416

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$13,778	$8,648	$22,073	$16,429
Third-Party	124,622	204,629	228,837	380,107
Total Wholesale Marketing and Terminalling	138,400	213,277	250,910	396,536
Operating costs and expenses:
Cost of goods sold	127,392	195,444	230,986	366,527
Operating expenses	3,053	1,411	6,912	3,731
Segment contribution margin	$7,955	$16,422	$13,012	$26,278
Capital spending (excluding business combinations)	$2,905	$756	$5,925	$784

Consolidated
Net Sales:
Affiliate	$39,871	$28,893	$72,151	$54,175
Third-Party	132,263	207,450	243,495	385,695
Net sales	172,134	236,343	315,646	439,870
Operating costs and expenses:
Cost of goods sold	132,494	196,574	240,901	368,783
Operating expenses (1) (2)	10,798	9,719	21,575	19,215
Contribution margin	28,842	30,050	53,170	51,872
General and administrative expenses	2,982	2,242	6,391	4,905
Depreciation and amortization	4,744	3,623	9,244	7,100
(Gain) loss on asset disposals	(23)	74	(18)	74
Operating income	$21,139	$24,111	$37,553	$39,793
Capital spending (excluding business combinations) (1) (2)	$5,962	$1,884	$13,535	$4,200

(1) Includes operating expenses and capital spending expenditures incurred in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the six months ended June 30, 2015.

(2) Adjusted to include operating expenses and capital spending expenditures incurred in connection with the assets acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the six months ended June 30, 2014.

The following table summarizes the total assets for each segment as of June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015	December 31, 2014
Pipelines and Transportation	$285,733	$230,293
Wholesale Marketing and Terminalling	66,263	100,993
Total Assets	$351,996	$331,286

Property, plant and equipment and accumulated depreciation as of June 30, 2015 and depreciation expense by reporting segment as of and for the three and six months ended June 30, 2015 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$291,375	$25,833	$317,208
Less: accumulated depreciation	(50,017)	(11,948)	(61,965)
Property, plant and equipment, net	$241,358	$13,885	$255,243
Depreciation expense for the three months ended June 30, 2015	$3,447	$1,031	$4,478
Depreciation expense for the six months ended June 30, 2015	$6,923	$1,789	$8,712

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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014 was as follows (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$1	$—	$1
Commodity derivatives	—	11	—	11
Total assets	—	12	—	12
Liabilities
Commodity derivatives	—	(25)	—	(25)
Net liabilities	$—	$(13)	$—	$(13)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$24	$—	$24
Commodity derivatives	—	456	—	456
Total assets	—	480	—	480
Liabilities
Commodity derivatives	—	(61)	—	(61)
Net assets	$—	$419	$—	$419

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

Our policy under the guidance of ASC 815-10-45 is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of June 30, 2015 and December 31, 2014, no cash collateral was held by counterparty brokerage firms.

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

The tables below present the fair value of our derivative instruments, as of June 30, 2015 and December 31, 2014. During the three and six months ended June 30, 2015 and June 30, 2014, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income.

(in thousands)		June 30, 2015		December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other current assets	$1	$—	$—	$—
Interest rate derivatives	Other long term assets	—	—	24	—
Commodity derivatives (1)	Other current assets	11	(25)	456	(61)
Total gross value of derivatives		12	(25)	480	(61)
Less: Counterparty netting and cash collateral (2)		11	(11)	61	(61)
Total net fair value of derivatives		$1	$(14)	$419	$—

(1) As of June 30, 2015 and December 31, 2014, we had open derivative contracts representing 48,000 barrels and 142,000 barrels, respectively, of refined petroleum products.

(2) As of June 30, 2015 and December 31, 2014, no cash collateral associated with our commodity derivatives has been netted with the derivative positions with each counterparty.

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2015	2014	2015	2014
Interest rate derivatives	Interest expense	$(4)	$(54)	$(23)	$(75)
Commodity derivatives	Cost of goods sold	(157)	(175)	182	(304)
	Total	$(161)	$(229)	$159	$(379)

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

Environmental Health and Safety

We are subject to various federal, state and local environmental and safety laws enforced by agencies including the United States Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, the Texas Commission on Environmental Quality, the Texas Railroad Commission, the Arkansas Department of Environmental Quality, the Louisiana Oil Spill Coordinating Office, the Louisiana Department of Environmental Quality, the Louisiana Department of Wildlife and Fisheries and the Tennessee Department of Environment and Conservation, as well as other state and federal agencies. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and such permits and authorizations may be subject to revocation, modification and renewal.

These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances we manufactured, stored, transported, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. See "Crude Oil Releases" below. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.

Crude Oil Releases

We have detected several crude oil releases involving our assets, including, without limitation, a release at our Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. We incurred costs of approximately $1.0 million during the three and six months ended June 30, 2014 related to the release in Haynesville. As of June 30, 2015, we have accrued approximately $0.2 million for additional expenses expected to be incurred related to this release. In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 release at Magnolia Station; however, no specific claim for penalties or affirmative relief has been made at this time. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of any reimbursement and/or indemnification by Delek pursuant to the Third Restated Omnibus Agreement and any partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

On April 28, 2015, a crude oil release of an estimated 130 barrels of crude oil was discovered from a gathering line in a remote area near Fouke, Arkansas. Cleanup operations were coordinated with state and federal officials and concluded in May 2015. We believe that substantially all of the oil was recovered or evaporated. Site maintenance and remediation may continue for several months or longer. As of June 30, 2015, we have accrued $1.6 million for costs related to this release, which are expected to be reimbursed pursuant to the Third Restated Omnibus Agreement (as defined in Note 14). We do not believe the total costs associated with this event, including any fines or penalties and net of any reimbursement and/or indemnification by Delek pursuant to the Third Restated Omnibus Agreement and any partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

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

Letters of Credit

As of June 30, 2015, we had in place letters of credit totaling approximately $5.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2015.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option to renew after the current lease term. None of these lease arrangements includes fixed rental rate increases. Lease expense for all operating leases totaled $0.4 million and $0.6 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively.

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

See our Annual Report on Form 10-K for a description of certain of our commercial agreements and other agreements with Delek. During the six months ended June 30, 2015, we entered into the following material commercial agreements with Delek:

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

Omnibus Agreement. The second amended and restated omnibus agreement between the Partnership, Delek and the general partner was amended and restated on March 31, 2015. This amendment and restatement provided for the following: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly. The Partnership entered into an amendment to the third amended and restated omnibus agreement on August 3, 2015, but effective as of April 1, 2015, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q (the third amended and restated omnibus agreement between the Partnership, Delek and the general partner, as amended by the aforementioned amendment effective April 1, 2015 is referred to as the "Third Restated Omnibus Agreement"). This amendment eliminated a $1.0 million per event deductible that applied before Delek was required to reimburse the Partnership with respect to certain asset failures.

Predecessors' Transactions

Related-party transactions of the Predecessors were settled through division equity. Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, we were not allocated certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.

Summary of Transactions

Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services provided primarily to Delek and its affiliates based on regulated tariff rates or contractually based fees, as well as product sales to Alon USA Energy, Inc., an equity method investee of Delek. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek or our general partner, as the case may be, for the services provided to us under our partnership agreement. These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Third Restated Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges incurred for the management and operation of our logistics assets, including an annual fee for the provision of various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$39,871	$28,893	$72,151	$54,175
Cost of goods sold	$36,842	$8,857	$43,749	$20,562
Operating and maintenance expenses (1)	$7,509	$5,336	$14,894	$10,905
General and administrative expenses (2)	$1,577	$1,182	$2,833	$2,464

(1)
Operating and maintenance expenses include costs allocated to the El Dorado Predecessor for operating support provided to the El Dorado Predecessor and the Logistics Assets Predecessor by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.4 million for the six months ended June 30, 2014. With respect to the Logistics Assets Predecessor, the costs that were allocated to us by Delek were $0.2 million for the six months ended June 30, 2015 and $0.2 million and $0.4 million for the three and six months ended June 30, 2014.

(2)
General and administrative expenses include costs allocated to the El Dorado Predecessor for general and administrative support provided to the El Dorado Predecessor by Delek, including services such as corporate management, risk management, accounting and human resources. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.1 million for the six months ended June 30, 2014. No costs were allocated to the Logistics Assets Predecessor to us by Delek for the six months ended June 30, 2015 or for the three and six months ended June 30, 2014.

In accordance with our partnership agreement, our common, subordinated and general partner unitholders are entitled to receive quarterly distributions of available cash. In February and May 2015, we paid quarterly cash distributions, of which $7.8 million and $8.7 million, respectively, were paid to Delek and our general partner. On July 27, 2015, our general partner's board of directors declared a quarterly cash distribution totaling $14.4 million, based on the available cash as of the date of determination for the end of the second quarter of 2015, of which $9.2 million will be paid to both Delek and our general partner, including incentive distribution rights.

15. Subsequent Events

Distribution Declaration

On July 27, 2015, our general partner's board of directors declared a quarterly cash distribution of $0.550 per limited partner unit, payable on August 14, 2015, to unitholders of record on August 6, 2015.

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

On March 31, 2015, the Partnership, through OpCo, acquired from Delek two crude oil rail offloading racks, which racks are designed to receive up to 25,000 barrels per day ("bpd") of light crude oil or 12,000 bpd of heavy crude oil, or some combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets (the "El Dorado Assets") (such transaction, the "El Dorado Offloading Racks Acquisition").

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek a crude oil storage tank (the "Tyler Crude Tank") located adjacent to Delek's Tyler, Texas refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is expected to primarily support the Tyler Refinery. The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

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

•
the age and condition of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to costs, penalties, regulatory or legal actions and other affects related to spills, releases and tank failures;

•	the timing and extent of changes in commodity prices and demand for refined products;

•	the suspension, reduction or termination of Delek's or its assignees' or any third party's obligations under our commercial agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

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

The assets and investments in our pipelines and transportation segment consist of and have been made in pipelines and trucks and ancillary assets, which provide crude oil gathering, crude oil and intermediate and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

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

Recent Developments

On July 1, 2015, the tariffs, throughput fees and storage fees under our agreements with Delek that are subject to FERC increased by approximately 4.6%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements, the fees increased or decreased based on the consumer price index or the producer price index, which increased approximately 0.8% and decreased approximately 0.8%, respectively.

How We Generate Revenue

The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek typically include minimum volume or revenue commitments by Delek, which we believe will provide a stable revenue stream in the future.

Commercial Agreements

Commercial Agreements with Delek

The Partnership has various long-term, fee-based commercial agreements with Delek pursuant to which we provide crude oil gathering, crude oil and refined products transportation, and storage services and marketing and terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2014 (our "Annual Report on Form 10-K") and Note 14 to our condensed consolidated financial statements included in this Quarterly Report of Form 10-Q for a description of certain of our commercial and other agreements with Delek and our material agreements with third parties.

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

For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. The gross margin per barrel reflects the gross margin (net sales less cost of sales) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices of gasoline, distillate fuel, ethanol and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers, and the fluctuation in the value of RINs. Our wholesale marketing gross margin can also be impacted by fixed price ethanol agreements that we enter into to fix the price we pay for ethanol.

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

The Partnership's revenues are generated from the commercial agreements that we entered into with Delek and from agreements and arrangements with third parties, pursuant to which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling intermediate and refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to inflation indexing may increase or decrease annually on July 1 of each year provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. We expect to generate revenue from ancillary services, such as ethanol blending and additive injection, and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of the minimum volume committed under our agreements with Delek.

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

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.55 per unit for the quarter ended June 30, 2015 ($2.20 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our second amended and restated senior secured revolving credit agreement (the "Second Amended and Restated Credit Agreement"), and any future issuances of equity and debt securities.

Market Trends

Our results of operations are impacted by our ability to utilize our existing assets to fulfill the long-term fee-based agreements we have entered into with Delek and with third parties. Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, refining economics and access to alternate delivery and transportation infrastructure. Additionally, we are exposed to volatility in crude oil and refined products prices in our west Texas operations. A sharp decline in the price of crude oil may potentially lower the crude oil production level in the west Texas area, resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. The price of WTI crude oil ranged from a high of $61.43 per barrel to a low of $43.46 per barrel during the first six months of 2015 and averaged $53.33 and $100.85 per barrel in the first six months of 2015 and 2014, respectively.

Also, an increase in the purchase price of our refined products may reduce our margin in the west Texas operations if our selling price for finished products does not adjust accordingly. The price of gasoline ranged from a high of $2.12 per gallon to a low of $1.15 per gallon during the first six months of 2015, compared to a high of $2.99 per gallon to a low of $2.49 per gallon during the first six months of 2014. The price of diesel ranged from a high of $1.98 per gallon to a low of $1.47 per gallon during the first six months of 2015, compared to a high of $3.05 per gallon to a low of $2.82 per gallon during the first six months of 2014.

Our west Texas operations also benefit from ethanol blending activities that generate Renewable Identification Numbers ("RINs"). As a result, decreases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.46 in the first six months of 2014 to an average of $0.67 in the first six months of 2015. During the first six months of 2015, the cost of ethanol RINs ranged from $0.38 to $0.89. During the month of July 2015, the price of RINs averaged $0.44.

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

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2015 from those disclosed in our Annual Report on Form 10-K.

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

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 and the historical results of the Logistics Assets for all periods presented through June 30, 2015. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (1)	2015 (2)	2014 (1)
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$33,734	$23,066	$64,736	$43,334
Wholesale marketing and terminalling	138,400	213,277	250,910	396,536
Total	172,134	236,343	315,646	439,870
Operating costs and expenses:
Cost of goods sold	132,494	196,574	240,901	368,783
Operating expenses	10,798	9,719	21,575	19,215
General and administrative expenses	2,982	2,242	6,391	4,905
Depreciation and amortization	4,744	3,623	9,244	7,100
(Gain) loss on asset disposals	(23)	74	(18)	74
Total operating costs and expenses	150,995	212,232	278,093	400,077
Operating income	21,139	24,111	37,553	39,793
Interest expense, net	2,616	2,342	4,773	4,325
Loss on equity method investments	149	—	149	—
Total non-operating costs and expenses	2,765	2,342	4,922	4,325
Net income before income tax expense	18,374	21,769	32,631	35,468
Income tax expense	63	281	317	428
Net income	18,311	21,488	32,314	35,040
Less: Loss attributable to Predecessors	—	(266)	(637)	(1,386)
Net income attributable to partners	$18,311	$21,754	$32,951	$36,426
Comprehensive income attributable to partners	$18,311	$21,754	$32,951	$36,426

Less: General partner's interest in net income (2%), including incentive distribution rights	(1,109)	(620)	(1,996)	(914)
Limited partners' interest in net income	$17,202	$21,134	$30,955	$35,512

Net income per limited partner unit:
Common units - (basic)	$0.71	$0.88	$1.28	$1.47
Common units - (diluted)	$0.70	$0.87	$1.27	$1.46
Subordinated units - Delek (basic and diluted)	$0.71	$0.87	$1.28	$1.47

Weighted average limited partner units outstanding:
Common units - (basic)	12,224,007	12,159,732	12,220,248	12,156,135
Common units - (diluted)	12,360,519	12,291,273	12,350,621	12,281,598
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Distributable Cash Flow (3)	$20,943	$23,856	37,620	$39,628

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our Predecessors did not record revenues for intercompany throughput and storage services.

(2) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(3) For a definition of distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014 (1)	2015 (2)	2014 (1)
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$18,311	$21,488	$32,314	$35,040
Add:
Income tax expense	63	281	317	428
Depreciation and amortization	4,744	3,623	9,244	7,100
Interest expense, net	2,616	2,342	4,773	4,325
EBITDA(3)	$25,734	$27,734	$46,648	$46,893

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$30,791	$31,036	$46,560	$44,448
Amortization of unfavorable contract liability to revenue	—	667	—	1,334
Amortization of deferred financing costs	(365)	(317)	(730)	(634)
Accretion of asset retirement obligations	(62)	(89)	(124)	(209)
Deferred taxes	160	(57)	(66)	(52)
Loss on equity method investments	(149)	—	(149)	—
Gain (loss) on asset disposals	23	(74)	18	(74)
Unit-based compensation expense	(120)	(63)	(194)	(121)
Changes in assets and liabilities	(7,223)	(5,992)	(3,757)	(2,552)
Income tax expense	63	281	317	428
Interest expense, net	2,616	2,342	4,773	4,325
EBITDA(3)	$25,734	$27,734	$46,648	$46,893

Reconciliation of distributable cash flow to EBITDA:
EBITDA (3)	$25,734	$27,734	$46,648	$46,893
Less: Cash interest, net (4)	2,251	2,025	4,043	3,691
Less: Maintenance and regulatory capital expenditures (5)	3,928	814	7,244	1,597
Less: Capital improvement expenditures (6)	—	154	—	336
Add: Reimbursement from Delek for capital expenditures (6)	1,417	—	2,603	—
Less: Income tax expense	63	281	317	428
Add: Non-cash unit based compensation expense	120	63	194	121
Less: Amortization of deferred revenue	86	—	221	—
Less: Amortization of unfavorable contract liability	—	667	—	1,334
Distributable cash flow (3)	$20,943	$23,856	$37,620	$39,628

(1) The information presented includes the results of operations of our Predecessors. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our Predecessors did not record revenues for intercompany throughput and storage services.

(2) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

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

(6) For the three-month period ended June 30, 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the six months ended June 30, 2015 and the three and six months ended June 30, 2014, disaggregated to present the results of operations of the Partnership, the El Dorado Terminal and Tank Assets and the Logistics Assets (in thousands):

		Logistics Assets
	Delek Logistics Partners, LP	(Logistics Assets Predecessor)	Six Months Ended June 30, 2015
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$32,951	$(637)	$32,314
Add:
Income tax expense	317	—	317
Depreciation and amortization	8,774	470	9,244
Interest expense, net	4,773	—	4,773
EBITDA(1)	$46,815	$(167)	$46,648

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	46,727	$(167)	$46,560
Amortization of deferred financing costs	(730)	—	(730)
Accretion of asset retirement obligations	(124)	—	(124)
Deferred taxes	(66)	—	(66)
Loss on equity method investments	(149)	—	(149)
Gain on asset disposals	18	—	18
Unit-based compensation expense	(194)	—	(194)
Changes in assets and liabilities	(3,757)	—	(3,757)
Income tax expense	317	—	317
Interest expense, net	4,773	—	4,773
EBITDA(1)	$46,815	$(167)	$46,648

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$46,815	$(167)	$46,648
Less: Cash interest, net (2)	4,043	—	4,043
Less: Maintenance and regulatory capital expenditures (3)	7,244	—	7,244
Add: Reimbursement from Delek for capital expenditures (4)	2,603	—	2,603
Less: Income tax expense	317	—	317
Add: Non-cash unit based compensation expense	194	—	194
Less: Amortization of deferred revenue	221	—	221
Distributable cash flow (1)	$37,787	$(167)	$37,620

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

(4) For the six-month period ended June 30, 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement.

	Delek Logistics Partners, LP	Logistics Assets (Logistics Assets Predecessor)	Three Months Ended June 30, 2014
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$21,754	$(266)	$21,488
Add:
Income tax expense	281	—	281
Depreciation and amortization	3,532	91	3,623
Interest expense, net	2,342	—	2,342
EBITDA(1)	$27,909	$(175)	$27,734

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$31,211	$(175)	$31,036
Amortization of unfavorable contract liability to revenue	667	—	667
Amortization of deferred financing costs	(317)	—	(317)
Accretion of asset retirement obligations	(89)	—	(89)
Deferred taxes	(57)	—	(57)
Loss on asset disposals	(74)	—	(74)
Unit-based compensation expense	(63)	—	(63)
Changes in assets and liabilities	(5,992)	—	(5,992)
Income tax expense	281	—	281
Interest expense, net	2,342	—	2,342
EBITDA(1)	$27,909	$(175)	$27,734

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$27,909	$(175)	$27,734
Less: Cash interest, net (2)	2,025	—	2,025
Less: Maintenance and regulatory capital expenditures (3)	814	—	814
Less: Capital improvement expenditures	154	—	154
Less: Income tax expense	281	—	281
Add: Non-cash unit based compensation expense	63	—	63
Less: Amortization of unfavorable contract liability	667	—	667
Distributable cash flow (1)	$24,031	$(175)	$23,856

	Delek Logistics Partners, LP	Logistics Assets (Logistics Assets Predecessor)	El Dorado Terminal and Tank Assets (El Dorado Predecessor)	Six Months Ended June 30, 2014
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$36,426	$(443)	$(943)	$35,040
Add:
Income tax expense	428	—	—	428
Depreciation and amortization	6,895	91	114	7,100
Interest expense, net	4,325	—	—	4,325
EBITDA(1)	$48,074	$(352)	$(829)	$46,893

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$45,629	$(352)	$(829)	$44,448
Amortization of unfavorable contract liability to revenue	1,334	—	—	1,334
Amortization of deferred financing costs	(634)	—	—	(634)
Accretion of asset retirement obligations	(215)	—	6	(209)
Deferred taxes	(52)	—	—	(52)
Loss on asset disposals	(74)	—	—	(74)
Unit-based compensation expense	(121)	—	—	(121)
Changes in assets and liabilities	(2,546)	—	(6)	(2,552)
Income tax expense	428	—	—	428
Interest expense, net	4,325	—	—	4,325
EBITDA(1)	$48,074	$(352)	$(829)	$46,893

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$48,074	$(352)	$(829)	$46,893
Less: Cash interest, net (2)	3,691	—	—	3,691
Less: Maintenance and regulatory capital expenditures (3)	1,513	—	84	1,597
Less: Capital improvement expenditures	243	—	93	336
Less: Income tax expense	428	—	—	428
Add: Non-cash unit based compensation expense	121	—	—	121
Less: Amortization of unfavorable contract liability	1,334	—	—	1,334
Distributable cash flow (1)	$40,986	$(352)	$(1,006)	$39,628

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

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015 (1)	2014 (1)
Capital spending (excluding business combinations)
Pipelines and Transportation	$3,057	$1,128	$7,610	$3,416
Wholesale Marketing and Terminalling	$2,905	$756	$5,925	$784

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition, the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Contribution margin for the second quarter of 2015 was $28.8 million compared to $30.1 million for the second quarter of 2014, a decrease of $1.2 million, or 4.0%. The decrease in contribution margin was primarily attributable to lower margins in our operations in west Texas. The gross margin per barrel in our west Texas operations was affected by more challenging market conditions in the region during the second quarter of 2015 as a result of declining crude oil prices that have reduced drilling activity in west Texas and therefore lowered demand in the area. Also contributing to the decrease in the gross margin per barrel was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the second quarter of 2015. Additionally, downtime at refineries in the region during the second quarter of 2014 created a favorable supply/demand environment for finished products, which improved the gross margin per barrel for the comparable period. These decreases were partially offset by increased fees on our Paline Pipeline System and the effect of the throughput agreement we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

For the second quarters of 2015 and 2014, we generated net sales of $172.1 million and $236.3 million, respectively, a decrease of $64.2 million, or 27.2%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.06 per gallon during the second quarter of 2015 compared to the second quarter of 2014. The average sales price per gallon of diesel sold decreased $1.25 per gallon during the second quarter of 2015 compared to the second quarter of 2014. Partially offsetting the decreases were net sales contributed by trucking assets we acquired from Frank Thompson Transport, Inc. in December 2014 (the "FTT Assets"), the terminalling and pipeline assets we acquired in October 2014 near Mount Pleasant, Texas (the "Greenville-Mount Pleasant Assets"), the effect of the throughput and tankage agreements for the El Dorado Assets and the Tyler Assets and increased fees on our Paline Pipeline System.

Cost of goods sold was $132.5 million for the second quarter of 2015 compared to $196.6 million for the second quarter of 2014, a decrease of $64.1 million, or 32.6%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.88 per gallon during the second quarter of 2015, compared to the second quarter of 2014. The average cost per gallon of diesel purchased decreased $1.13 per gallon during the second quarter of 2015 compared to the second quarter of 2014.

Operating expenses were $10.8 million for the second quarter of 2015 compared to $9.7 million for the second quarter of 2014, an increase of $1.1 million, or 11.1%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks in the second quarter of 2015 compared to the second quarter of 2014.

General and administrative expenses were $3.0 million and $2.2 million for the second quarter of 2015 and 2014, respectively, an increase of $0.7 million, or 33.0%. The increase in general and administrative expense was primarily due to increases in certain direct employee costs allocated to us for the second quarter of 2015 compared to the second quarter of 2014 in connection with our various acquisition activities.

Depreciation and amortization was $4.7 million for the second quarter of 2015 compared to $3.6 million for the second quarter of 2014, an increase of $1.1 million, or 30.9%. The increase in depreciation and amortization was primarily due to the acquisitions of the FTT Assets, the Greenville-Mount Pleasant Assets and the Logistics Assets.

Interest expense was $2.6 million for the second quarter of 2015 compared to $2.3 million for the second quarter of 2014, an increase of $0.3 million, or 11.7%. This increase was primarily attributable to increases in deferred financing charges and interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder.

Income tax expense was $0.1 million for the second quarter of 2015, compared to $0.3 million for the second quarter of 2014. Our effective tax rate was 0.3% for the second quarter of 2015, compared to 1.3% for the second quarter of 2014. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014

Contribution margin for the six months ended June 30, 2015 was $53.2 million compared to $51.9 million for the six months ended June 30, 2014, an increase of $1.3 million or 2.5%. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System and the effects of the throughput and tankage agreement we entered into with Delek in connection with the El Dorado Acquisition and the throughput agreement we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition. Offsetting the increases were lower margins in our operations in west Texas. The gross margin per barrel in our west Texas operations was affected by more challenging market conditions in the region during the six months ended June 30, 2015 as a result of declining crude oil prices that have reduced drilling activity in west Texas and therefore lowered demand in the area. Also contributing to the decrease in the gross margin per barrel was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the six months ended June 30, 2015. Additionally, downtime at refineries in the region during the six months ended June 30, 2014 created a favorable supply/demand environment for finished products, which improved the gross margin per barrel for the comparable period.

For the six months ended June 30, 2015 and 2014, we generated net sales of $315.6 million and $439.9 million, respectively, a decrease of $124.2 million, or 28.2%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.07 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The average sales price per gallon of diesel sold decreased $1.29 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Partially offsetting the decreases were net sales contributed by the FTT Assets and the Greenville-Mount Pleasant Assets, the effects of the throughput and tankage agreements for the El Dorado Terminal and Tank Assets, the throughput and tankage agreements for the El Dorado Assets and the Tyler Assets and increased fees on our Paline Pipeline System.

Cost of goods sold was $240.9 million for the six months ended June 30, 2015 compared to $368.8 million for the six months ended June 30, 2014, a decrease of $127.9 million, or 34.7%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.95 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The average cost per gallon of diesel purchased decreased $1.19 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Operating expenses were $21.6 million for the six months ended June 30, 2015 compared to $19.2 million for the six months ended June 30, 2014, an increase of $2.4 million, or 12.3%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks and acquisitions that have occurred since the six months ended June 30, 2014, including the El Dorado Assets and the Greenville-Mount Pleasant Assets.

General and administrative expenses were $6.4 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $1.5 million, or 30.3%. The increase in general and administrative expense was primarily due to increases in certain direct employee costs allocated to us and increases in professional services fees incurred in connection with our various acquisition activities and joint venture projects during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Depreciation and amortization was $9.2 million for the six months ended June 30, 2015 compared to $7.1 million for the six months ended June 30, 2014, an increase of $2.1 million, or 30.2%. The increase in depreciation and amortization was primarily due to the acquisitions of the FTT Assets, the Greenville-Mount Pleasant Assets and the Logistics Assets.

Interest expense was $4.8 million for the six months ended June 30, 2015 compared to $4.3 million for the six months ended June 30, 2014, an increase of $0.4 million, or 10.4%. This increase was primarily attributable to increases in deferred financing charges and interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder.

Income tax expense was $0.3 million for the six months ended June 30, 2015, compared to $0.4 million for the six months ended June 30, 2014. Our effective tax rate was 1.0% for the six months ended June 30, 2015, compared to 1.2% for the six months ended June 30, 2014. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.

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

The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment, including the historical results of the Logistics Assets Predecessor for the six months ended June 30, 2015 and the three and six months ended June 30, 2014 and of the El Dorado Predecessor for the six months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015 (1)	2014 (2)

Net sales:
Affiliate	$26,093	$20,245	$50,078	$37,746
Third-Party	7,641	2,821	$14,658	$5,588
Total	33,734	23,066	$64,736	$43,334
Operating costs and expenses:
Cost of goods sold	5,102	1,130	9,915	2,256
Operating expenses	7,745	8,308	14,663	15,484
Segment contribution margin	$20,887	$13,628	$40,158	$25,594
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	53,863	59,038	55,267	41,936
Refined products pipelines to Enterprise Systems	58,572	59,888	57,258	45,908
SALA Gathering System	21,305	21,300	21,421	22,201
East Texas Crude Logistics System	28,677	3,223	23,892	7,105
El Dorado Rail Offloading Racks	2,964	—	2,964	—

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

The following tables include the results of operations of the pipelines and transportation segment for the six months ended June 30, 2015 and the three and six months ended June 30, 2014, disaggregated to present the results of operations of the Partnership and the Logistics Assets through June 30, 2015 (in thousands):

	Delek Logistics Partners, LP	Logistics Assets (1) (Logistics Assets Predecessor)	Six Months Ended June 30, 2015
Net sales	$64,736	$—	$64,736
Operating costs and expenses:
Cost of goods sold	9,915	—	9,915
Operating expenses	14,496	167	14,663
Segment contribution margin	$40,325	$(167)	$40,158
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	55,267	—	55,267
Refined products pipelines to Enterprise Systems	57,258	—	57,258
SALA Gathering System	21,421	—	21,421
East Texas Crude Logistics System	23,892	—	23,892
El Dorado Rail Offloading Racks	2,964	5,151	4,051

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

	Delek Logistics Partners, LP	Logistics Assets(1) (Logistics Assets Predecessor)	Three Months Ended June 30, 2014
Net sales	$23,066	$—	$23,066
Operating costs and expenses:
Cost of goods sold	1,130	—	1,130
Operating expenses	8,133	175	8,308
Segment contribution margin	$13,803	$(175)	$13,628
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	59,038	—	59,038
Refined products pipelines to Enterprise Systems	59,888	—	59,888
SALA Gathering System	21,300	—	21,300
East Texas Crude Logistics System	3,223	—	3,223

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

	Delek Logistics Partners, LP	Logistics Assets(1) (Logistics Assets Predecessor)	El Dorado Tank Assets (1) (El Dorado Predecessor)	Six Months Ended June 30, 2014
Net sales	$43,334	$—	$—	$43,334
Operating costs and expenses:
Cost of goods sold	2,256	—	—	2,256
Operating expenses	14,451	352	681	15,484
Segment contribution margin	$26,627	$(352)	$(681)	$25,594
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	41,936	—	—	41,936
Refined products pipelines to Enterprise Systems	45,908	—	—	45,908
SALA Gathering System	22,201	—	—	22,201
East Texas Crude Logistics System	7,105	—	—	7,105

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor and the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Predecessors did not record revenues for intercompany throughput and storage services.

Comparison of the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Contribution margin for the pipelines and transportation segment in the second quarter of 2015 was $20.9 million, or 72.4% of our consolidated segment contribution margin, compared to $13.6 million, or 45.4% of our consolidated segment contribution margin, in the second quarter of 2014, an increase of $7.3 million, or 53.3%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increased fees on our Paline Pipeline System, the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition and the acquisition of the FTT Assets.

Net sales for the pipelines and transportation segment were $33.7 million for the second quarter of 2015 compared to $23.1 million for the second quarter of 2014, an increase of $10.7 million, or 46.2%. The increase was primarily attributable to net sales contributed by the FTT Assets, increased fees on our Paline Pipeline System and the effect of the throughput and tankage agreements for the El Dorado Assets and the Tyler Assets.

Operating expenses were $7.7 million for the second quarter of 2015 compared to $8.3 million for the second quarter of 2014, a decrease of $0.6 million, or 6.8%. The decrease in operating expenses was primarily due to a decrease in crude oil release expenses incurred during the second quarter of 2015 compared to the second quarter of 2014. This decrease was partially offset by increases in maintenance initiatives related to our tanks in the second quarter of 2015 compared to the second quarter of 2014.

Comparison of the Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014

Contribution margin for the pipelines and transportation segment for the six months ended June 30, 2015 was $40.2 million, or 75.5% of our consolidated segment contribution margin, compared to $25.6 million, or 49.3% of our consolidated segment contribution margin, for the six months ended June 30, 2014, an increase of $14.6 million, or 56.9%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increased fees on our Paline Pipeline System and the effects of the throughput and tankage agreement we entered into with Delek in connection with the El Dorado Acquisition and the throughput agreement we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition. Also contributing to the increase was the acquisition of the FTT Assets.

Net sales for the pipelines and transportation segment were $64.7 million for the six months ended June 30, 2015 compared to $43.3 million for the six months ended June 30, 2014, an increase of $21.4 million, or 49.4%. The increase in net sales was primarily attributable to net sales contributed by the FTT Assets and the Greenville-Mount Pleasant Assets, the effects of the throughput and tankage agreement for the El Dorado Tank Assets and the throughput agreement for the El Dorado Assets and increased fees on our Paline Pipeline System.

Operating expenses were $14.7 million for the six months ended June 30, 2015 compared to $15.5 million for the six months ended June 30, 2014, a decrease of $0.8 million, or 5.3%. The decrease in operating expenses was attributable to a decrease in crude oil release expenses incurred during the six months ended June 30, 2015 compared to the same period in 2014. This decrease was partially offset by increases in maintenance initiatives related to our tanks during the six months ended June 30, 2015 compared to the same period in 2014.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except for per barrel figures):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014 (1)
Net sales:
Affiliate	$13,778	$8,648	$22,073	$16,429
Third-Party	124,622	204,629	228,837	380,107
Total	138,400	213,277	250,910	396,536
Operating costs and expenses:
Cost of goods sold	127,392	195,444	230,986	366,527
Operating expenses	3,053	1,411	6,912	3,731
Segment contribution margin	$7,955	$16,422	$13,012	$26,278
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	66,860	61,231	47,018	61,828
West Texas marketing throughputs (average bpd)	17,490	17,451	17,070	16,729
West Texas marketing margin per barrel	$1.31	$6.52	$1.35	$5.06
Terminalling throughputs (average bpd)	113,578	98,962	90,581	94,468

(1)
The information presented, excluding throughputs, includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

The following table includes the results of operations of the wholesale marketing and terminalling segment for the six months ended June 30, 2014, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal through February 10, 2014 (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal (1) (El Dorado Predecessor)	Six Months Ended June 30, 2014
Net sales	$396,536	$—	$396,536
Operating costs and expenses:
Cost of goods sold	366,527	—	366,527
Operating expenses	3,629	102	3,731
Segment contribution margin	$26,380	$(102)	$26,278
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	61,828	—	61,828
West Texas marketing throughputs (average bpd)	16,729	—	16,729
West Texas marketing margin per barrel	$5.06	$—	$5.06
Terminalling throughputs (average bpd)	95,052	7,298	94,468

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

Comparison of the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Contribution margin for the wholesale marketing and terminalling segment amounted to $8.0 million, or 27.6% of our consolidated contribution margin, in the second quarter of 2015, compared to $16.4 million, or 54.6% of our consolidated contribution margin, in the second quarter of 2014, a decrease of $8.5 million, or 51.6%. The decrease in contribution margin was primarily attributable to lower margins in our operations in west Texas. The gross margin per barrel in our west Texas operations was affected by more challenging market conditions in the region during the second quarter of 2015 as a result of declining crude oil prices that have reduced drilling activity in west Texas and therefore lowered demand in the area. Also contributing to the decrease in the gross margin per barrel was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the second quarter of 2015. Additionally, downtime at refineries in the region during the second quarter of 2014 created a favorable supply/demand environment for finished products, which improved the gross margin per barrel for the comparable period.

Net sales for our wholesale marketing and terminalling segment in the second quarter of 2015 decreased $74.9 million, or 35.1%, to $138.4 million from $213.3 million in the second quarter of 2014. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.06 per gallon during the second quarter 2015, compared to the first quarter of 2014. The average sales price per gallon of diesel sold decreased $1.25 per gallon during the second quarter of 2015, compared to the second quarter of 2014.

Cost of goods sold for our wholesale marketing and terminalling segment decreased $68.1 million, or 34.8%, to $127.4 million in the second quarter of 2015, as compared to cost of goods sold of $195.4 million in the second quarter of 2014. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.88 per gallon during the second quarter of 2015, compared to the second quarter of 2014. The average cost per gallon of diesel purchased decreased $1.13 per gallon during the second quarter of 2015, compared to the second quarter of 2014.

Operating expenses were $3.1 million in the second quarter of 2015, an increase of $1.7 million or 116.4%, as compared to operating expenses of $1.4 million in the second quarter of 2014. The increase in operating expenses was primarily due to increases in various maintenance initiatives in the second quarter of 2015 compared to the second quarter of 2014.

Comparison of the Six Months Ended June 30, 2015 versus the Six Months Ended June 30, 2014

Contribution margin for the wholesale marketing and terminalling segment amounted to $13.0 million, or 24.5% of our consolidated contribution margin, for the six months ended June 30, 2015, versus $26.3 million, or 50.7% of our consolidated contribution margin, for the six months ended June 30, 2014, a decrease of $13.3 million, or 50.5%. The decrease in contribution margin was primarily attributable to lower margins in our operations in west Texas. The gross margin per barrel in our west Texas operations was affected by more challenging market conditions in the region during the six months ended June 30, 2015 as a result of declining crude oil prices that have reduced drilling activity in west Texas and therefore lowered demand in the area. Also contributing to the decrease in the gross margin per barrel was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the six months ended June 30, 2015. Additionally, downtime at refineries in the region during the six months ended June 30, 2014 created a favorable supply/demand environment for finished products, which improved the gross margin per barrel for the comparable period. Further contributing to the decrease in contribution margin were reduced sales volumes at the Tyler Refinery due to plant downtime during a maintenance turnaround and expansion.

Net sales for our wholesale marketing and terminalling segment for the six months ended June 30, 2015 decreased $145.6 million or 36.7%, to $250.9 million from $396.5 million for the six months ended June 30, 2014. The decrease is primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.07 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The average sales price per gallon of diesel sold decreased $1.29 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Cost of goods sold for our wholesale marketing and terminalling segment decreased $135.5 million, or 37.0%, to $231.0 million for the six months ended June 30, 2015, as compared to cost of goods sold of $366.5 million for the six months ended June 30, 2014. The decrease in cost of goods sold is primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.95 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The average cost per gallon of diesel purchased decreased $1.19 per gallon during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

Operating expenses were $6.9 million for the six months ended June 30, 2015, an increase of $3.2 million, or 85.3%, as compared to operating expenses of $3.7 million for the six months ended June 30, 2014. The increase in operating expenses was primarily due to to increases in various maintenance initiatives related to acquisitions that have occurred since the six months ended June 30, 2014, including the El Dorado Terminal and the Greenville-Mount Pleasant Assets.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015 (1)	August 6, 2015

(1) Expected date of distribution.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014

Cash Flow Data:
Cash flows provided by operating activities	$46,560	$44,448
Cash flows used in investing activities	(27,541)	(4,200)
Cash flows used in financing activities	(20,756)	(38,755)
Net (decrease) increase in cash and cash equivalents	$(1,737)	$1,493

Cash Flows from Operating Activities

Net cash provided by operating activities was $46.6 million for the six months ended June 30, 2015, compared to cash provided of $44.4 million for the comparable period of 2014. The increase in cash flows provided by operations was due to increases in accounts payable to related parties and decreases in inventory and other current assets. Inventory decreased as a result of reduced product purchases in our west Texas operations and from Delek due to downtime at the Tyler Refinery as a result of the maintenance turnaround and expansion. Net income for the six months ended June 30, 2015 was $32.3 million, compared to $35.0 million in the same period of 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was $27.5 million for the first six months of 2015, compared to $4.2 million used in the comparable period of 2014. Cash used in investing activities during the six months ended June 30, 2015 includes capital expenditures of approximately $13.5 million, of which $7.6 million was spent on projects in the pipelines and transportation segment and $5.9 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the six months ended June 30, 2014 of $4.2 million. Capital expenditures made during the six months ended June 30, 2015 related primarily to projects on our terminalling assets, the purchase of assets from Delek and projects on our Lion Pipeline System, which accounted for approximately $7.0 million, $3.8 million and $2.5 million, respectively, of cash used in investing activities during the six months ended June 30, 2015. Capital expenditures made during the six months ended June 30, 2014 related primarily to the Tyler Assets, our terminalling assets and our Lion Pipeline System System, which accounted for approximately $2.2 million, $0.8 million and $0.6 million, respectively, of total capital expenditures. Additionally, we contributed approximately $14.8 million in cash to our joint ventures during the six months ended June 30, 2015 with no comparable activity in the prior year period. Partially offsetting the cash used in investing activities was an asset sale generating proceeds of approximately $1.2 million during the six months ended June 30, 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $20.8 million in the six months ended June 30, 2015, compared to net cash used of $38.8 million in the comparable period of 2014. We paid quarterly cash distributions totaling $26.8 million during the six months ended June 30, 2015, compared to quarterly cash distributions totaling $20.7 million paid during the six months ended June 30, 2014. Additionally, we paid $61.9 million in exchange for assets included in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the six months ended June 30, 2015, compared to $95.9 million paid in exchange for assets included in the El Dorado Acquisition during the six months ended June 30, 2014. Offsetting the cash used in financing activities during the six months ended June 30, 2015 and 2014 were net proceeds of $65.2 million and $74.2 million, respectively, under our revolving credit facility.

Cash Position and Indebtedness

As of June 30, 2015, we had $0.1 million total cash and cash equivalents and we had total indebtedness of approximately $316.9 million. Borrowing availability under the Second Amended and Restated Credit Agreement was approximately $377.6 million and we had letters of credit issued of approximately $5.5 million. We believe we were in compliance with the applicable covenants in our credit agreement as of June 30, 2015.

We entered into a senior secured revolving credit agreement on November 7, 2012 , with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 and was most recently amended and restated on December 30, 2014. Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the original agreement, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid. The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures, for the six months ended June 30, 2015 were $9.8 million, of which approximately $3.8 million was spent in our pipelines and transportation segment and $5.9 million was spent in our wholesale marketing and terminalling segment. Our capital expenditures below exclude capital expenditures of $3.8 million related to the purchase of assets from Delek, which were subsequently contributed to Caddo Pipeline, LLC ("CP LLC"), a joint venture entered into with Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains") and ($0.1) million related to assets acquired in the Tyler Crude Tank Acquisition, prior to March 31, 2015. Our capital expenditure forecast is approximately $19.8 million for 2015.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2015 and planned capital expenditures for the full year 2015 by operating segment and major category (in thousands):

	Full Year 2015 Forecast	Six Months Ended June 30, 2015 (2)
Pipelines and Transportation:
Regulatory	$1,663	$66
Maintenance (1)	10,244	3,094
Discretionary projects	1,637	670
Pipeline and transportation segment total	13,544	3,830
Wholesale Marketing and Terminalling:
Regulatory	256	85
Maintenance (1)	1,897	2,743
Discretionary projects	4,104	3,097
Wholesale marketing and terminalling segment total	6,257	5,925
Total capital spending	$19,801	$9,755

(1)
Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek has agreed to reimburse us with respect to assets it has transferred to us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of specified dollar amounts for a period of five years from the date of the purchase of the affected assets.

(2)
The actual and forecasted capital spending does not include capital expenditures prior to March 31, 2015 of ($0.1) million related to the assets acquired in the Tyler Crude Tank Acquisition. Also excluded from the actual capital spending is a $3.8 million purchase of assets from Delek, as we subsequently contributed the assets to CP LLC, a joint venture entered into with Plains.

For the full year 2015, we plan to spend approximately $1.7 million on regulatory projects in the pipelines and transportation segment. In addition, we plan to spend approximately $10.2 million on maintenance projects and approximately $1.6 million for other discretionary projects in 2015 in the pipelines and transportation segment. In the wholesale marketing and terminalling segment, we have $6.3 million budgeted for the year ending December 31, 2015, of which $4.1 million is allocated to discretionary projects. Of the $10.2 million budgeted to maintenance projects in the pipelines and transportation segment, approximately $8.7 million relates to the repair and replacement of certain of our tanks. Of the $4.1 million budgeted to discretionary projects in the wholesale marketing and terminalling segment, $2.8 million relates to the expansion of our refined products terminal located at Delek's Tyler Refinery.

Under the Third Restated Omnibus Agreement, Delek reimburses us for (i) certain expenses that we incur for inspections, maintenance and repairs to certain assets we acquired from Delek to cause such assets to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to most of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with minimum standards under certain United States Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years from the date of the purchase of the affected assets, and (iii) for certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, as disclosed in the full agreement filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 6, 2015 and in the amendment filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand for refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area, can have an effect on our gross margin. From time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At June 30, 2015 and December 31, 2014, we held open derivative contracts representing 48,000 barrels and 142,000 barrels, respectively, of refined petroleum products. We recognized (losses) gains associated with derivatives not designated as hedging instruments of $(0.2) million and $0.2 million for the three and six months ended June 30, 2015 and $(0.2) million and $(0.3) million for the three and six months ended June 30, 2014. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 12 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remains in place in accordance with its terms. The estimated fair values of our interest rate derivative asset were nominal amounts as of June 30, 2015 and December 31, 2014. In accordance with ASC 815, we recorded nominal amounts of non-cash expense representing changes in estimated fair value of the interest rate hedge agreements for each of the three and six months ended June 30, 2015. We recorded $0.1 million of non-cash expense for each of the three and six months ended June 30, 2014.

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

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims, whether regulatory or other, arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the United States Environmental Protection Agency with regard to potential Clean Water Act violations arising from the March 2013 release at our Magnolia Station. However, no specific claim for penalties or affirmative relief has been made at this time.

ITEM 1A. RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 11, 2015	703	$43.76	$30,765

Item 5. OTHER INFORMATION

Resignation of Board Member

On August 4, 2015, Gary M. Sullivan, Jr., a director of Delek Logistics GP, LLC (the “General Partner”), the general partner of Delek Logistics Partners, LP (the "Partnership"), notified the General Partner’s Board of Directors (the “Board”) that he would be resigning from the Board and all committees of the Board, effective immediately. Mr. Sullivan’s decision to resign from the Board did not involve any disagreement with the Partnership, the General Partner, management or the Board on any matter relating to the Partnership's operations, policies or practices.

Appointment of Board Member

On August 4, 2015, the members of the General Partner elected Francis Craig D’Andrea to fill the vacancy created by Mr. Sullivan’s resignation on the Board. Mr. D’Andrea will hold office until the next annual election of directors and until his successor is duly elected and qualified, unless sooner displaced. Also, on August 4, 2015, the Board appointed Mr. D’Andrea to serve as chairman of the Audit Committee and as a member of the Conflicts Committee. Mr. D'Andrea served as a certified public accountant for 33 years with Deloitte & Touche, LLP, culminating in the role of partner before retiring in 2012. During his time at Deloitte & Touche, Mr. D'Andrea served as an audit partner on the accounts of several public companies, including sponsors of master limited partnerships. Mr. D'Andrea was appointed to the Board because it is believed that his experience as an audit partner with Deloitte & Touche provides the Board with valuable experience in matters involving finance and accounting in general and in master limited partnerships in particular.

There are no arrangements or understandings between Mr. D'Andrea, on the one hand, and any other persons, on the other hand, pursuant to which Mr. D'Andrea was selected as a director of the General Partner. Mr. D'Andrea has not been a party to any transactions that would be required to be reported under Item 404(a) of Regulation S-K. The General Partner did not enter into any material plan, contract or arrangement with, and did not make a grant or award to, Mr. D'Andrea in connection with his election to the Board.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§ *	Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan.
10.2	§
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC.

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
*	Management contract or compensatory plan or arrangement

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 5, 2015

EXHIBIT INDEX

Exhibit No.		Description
10.1	§ *	Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan.
10.2	§
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC.

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
*	Management contract or compensatory plan or arrangement