Form 10-Q/A
period 2015-03-31
Delek Logistics Partners, LP
filed 2015-11-06
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Delek Logistics Partners, LP is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2015, as originally filed with the Securities and Exchange Commission on May 8, 2015 (the “Original Filing”). This Amendment No. 1 is being filed solely for the purpose of filing corrected versions of the certifications that were provided as Exhibits 31.1 and 31.2 to the Original Filing. The corrected versions of the certifications filed herewith as Exhibits 31.1 and 31.2 contain language that was inadvertently omitted from the versions of the certifications that were filed with the Original Filing.

This Amendment No.1 speaks as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update in any way disclosures made in the Original Filing that may have been affected by subsequent events.

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 6, 2015

EXHIBIT INDEX

Exhibit No.		Description
31.1	§	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.
31.2	§	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act.

§	Filed herewith