Form 10-Q/A
period 2015-06-30
Delek Logistics Partners, LP
filed 2015-11-06
CIK 1552797

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

EXPLANATORY NOTE

Delek Logistics Partners, LP is filing this Amendment No.1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2015, as originally filed with the Securities and Exchange Commission on August 5, 2015 (the “Original Filing”). This Amendment No. 1 is being filed solely for the purpose of filing corrected versions of the certifications that were provided as Exhibits 31.1 and 31.2 to the Original Filing. The corrected versions of the certifications filed herewith as Exhibits 31.1 and 31.2 contain language that was inadvertently omitted from the versions of the certifications that were filed with the Original Filing.

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