Form 10-Q
period 2015-09-30
Delek Logistics Partners, LP
filed 2015-11-06
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 30, 2015, there were 12,250,847 common units, 11,999,258 subordinated units, and 494,900 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014 (1)
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$1,861
Accounts receivable	37,088	27,986
Inventory	5,018	10,316
Deferred tax assets	28	28
Other current assets	421	768
Total current assets	42,555	40,959
Property, plant and equipment:
Property, plant and equipment	321,394	308,088
Less: accumulated depreciation	(66,237)	(53,309)
Property, plant and equipment, net	255,157	254,779
Equity method investments	30,459	—
Goodwill	11,654	11,654
Intangible assets, net	15,723	16,520
Other non-current assets	6,255	7,374
Total assets	$361,803	$331,286
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,437	$17,929
Accounts payable to related parties	9,559	628
Excise and other taxes payable	5,114	5,443
Tank inspection liabilities	2,541	2,829
Pipeline release liabilities	2,429	1,899
Accrued expenses and other current liabilities	2,249	1,588
Total current liabilities	34,329	30,316
Non-current liabilities:
Revolving credit facility	325,150	251,750
Asset retirement obligations	3,442	3,319
Deferred tax liabilities	254	231
Other non-current liabilities	10,286	5,889
Total non-current liabilities	339,132	261,189
Equity (Deficit):
Predecessor division equity	—	19,726
Common unitholders - public; 9,451,589 units issued and outstanding at September 30, 2015 (9,417,189 at December 31, 2014)	198,527	194,737
Common unitholders - Delek; 2,799,258 units issued and outstanding at September 30, 2015 (2,799,258 at December 31, 2014)	(281,357)	(241,112)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at September 30, 2015 (11,999,258 at December 31, 2014)	78,558	73,515
General partner - Delek; 494,900 units issued and outstanding at September 30, 2015 (494,197 at December 31, 2014)	(7,386)	(7,085)
Total (deficit) equity	(11,658)	39,781
Total liabilities and (deficit) equity	$361,803	$331,286

(1) Adjusted to include the historical balances of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (1)	2015 (2)	2014 (1)
	(In thousands, except unit and per unit data)
Net sales:
Affiliate	$41,824	$29,682	$113,975	$83,855
Third-Party	123,268	198,354	366,763	584,051
Net sales	165,092	228,036	480,738	667,906
Operating costs and expenses:
Cost of goods sold	124,385	194,133	365,286	562,916
Operating expenses	11,616	10,361	33,191	29,576
General and administrative expenses	2,703	2,453	9,094	7,358
Depreciation and amortization	4,541	3,847	13,785	10,947
(Gain) loss on asset disposals	—	—	(18)	74
Total operating costs and expenses	143,245	210,794	421,338	610,871
Operating income	21,847	17,242	59,400	57,035
Interest expense, net	2,843	2,226	7,616	6,551
Loss on equity method investments	293	—	442	—
Total non-operating expenses	3,136	2,226	8,058	6,551
Income before income tax expense	18,711	15,016	51,342	50,484
Income tax expense	109	177	426	605
Net income	18,602	14,839	50,916	49,879
Less: loss attributable to Predecessors	—	(246)	(637)	(1,632)
Net income attributable to partners	$18,602	$15,085	$51,553	$51,511
Comprehensive income attributable to partners	$18,602	$15,085	$51,553	$51,511

Less: General partner's interest in net income, including incentive distribution rights	1,383	598	3,379	1,511
Limited partners' interest in net income	$17,219	$14,487	$48,174	$50,000

Net income per limited partner unit:
Common units - (basic)	$0.71	$0.60	$1.99	$2.07
Common units - (diluted)	$0.70	$0.59	$1.97	$2.05
Subordinated units - Delek (basic and diluted)	$0.71	$0.60	$1.99	$2.07

Weighted average limited partner units outstanding:
Common units - (basic)	12,250,847	12,183,847	12,230,560	12,165,474
Common units - (diluted)	12,369,777	12,327,321	12,362,340	12,299,963
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Cash distributions per limited partner unit	$0.570	$0.490	$1.650	$1.390
(1) Adjusted to include the historical results of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.
(2) The information presented includes the results of operations of the Logistics Assets Predecessor. See Notes 1 and 2 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015 (1)	2014 (2)
Cash flows from operating activities:	(In thousands)
Net income	$50,916	$49,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,785	10,947
Amortization of unfavorable contract liability to revenue	—	(2,002)
Amortization of deferred financing costs	1,095	951
Accretion of asset retirement obligations	187	267
Deferred income taxes	23	81
Loss on equity method investments	442	—
(Gain) loss on asset disposals	(18)	74
Unit-based compensation expense	298	196
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,102)	(10,558)
Inventories and other current assets	5,645	7,328
Accounts payable and other current liabilities	(5,050)	137
Accounts payable to related parties	9,046	7,973
Non-current assets and liabilities, net	(505)	(844)
Net cash provided by operating activities	66,762	64,429
Cash flows from investing activities:
Business combinations	(400)	—
Purchases of property, plant and equipment	(17,598)	(4,930)
Proceeds from sales of property, plant and equipment	1,189	—
Equity method investments	(27,069)	—
Net cash used in investing activities	(43,878)	(4,930)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	31	22
Distributions to general partner	(2,605)	(837)
Distributions to common unitholders - public	(15,193)	(12,391)
Distributions to common unitholders - Delek	(4,450)	(3,681)
Distributions to subordinated unitholders	(19,079)	(15,779)
Distributions to Delek for acquisitions	(61,890)	(95,900)
Proceeds from revolving credit facility	302,064	395,900
Payments of revolving credit facility	(228,664)	(330,700)
Predecessor division equity contribution	115	3,676
Reimbursement of capital expenditures by Sponsor	4,926	—
Net cash used in financing activities	(24,745)	(59,690)
Net decrease in cash and cash equivalents	(1,861)	(191)
Cash and cash equivalents at the beginning of the period	1,861	924
Cash and cash equivalents at the end of the period	$—	$733
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,289	$5,799
Income taxes	$5	$18
Non-cash investing activities:
Equity method investments	$3,832	$—
Increases in accrued capital expenditures	$132	$—
Non-cash financing activities:
Sponsor contribution of fixed assets	$418	$873

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

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek a crude oil storage tank located adjacent to the Tyler Refinery (the "Tyler Crude Tank") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is expected to primarily support Delek's Tyler, Texas refinery (the "Tyler Refinery"). The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

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

The accompanying unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2015 and 2014 include the consolidated financial position, results of operations, cash flows and division equity of our Predecessors as appropriate. The financial statements of our Predecessors have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if our Predecessors had been operated as unaffiliated entities. For example, our Predecessors did not record revenues for intercompany terminalling, throughput, storage or other services.

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

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the "FASB") issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued.  We expect to adopt this guidance on or before the effective date, and we do not anticipate that the adoption of this guidance will have a material impact on our business, financial position or results of operations.
In July 2015, the FASB issued guidance requiring entities to measure first-in, first-out ("FIFO") or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not change the measurement of inventory measured using last-in, first-out or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted at the beginning of any interim or annual period for which financial statements have not yet been issued. We expect to adopt this guidance on or before the effective date, and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.

In April 2015, the FASB issued guidance which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt.  Prior to the issuance of this guidance, debt issuance costs were required to be presented in the balance sheet as an asset.  In August 2015, the FASB issued further clarification regarding an SEC staff announcement related to this guidance which permits entities to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Upon adoption, the guidance requires prior period financial statements to be retrospectively adjusted. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted in certain circumstances. We expect to adopt this guidance on or before the effective date, and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.

2. Acquisitions

Acquisitions from Delek

El Dorado Offloading Racks Acquisition

On March 31, 2015, the Partnership completed the El Dorado Offloading Racks Acquisition and acquired the El Dorado Assets. The purchase price paid for the El Dorado Assets was $42.5 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

Tyler Crude Tank Acquisition

On March 31, 2015, the Partnership completed the Tyler Crude Tank Acquisition and acquired the Tyler Assets, including the Tyler Crude Tank. The purchase price paid for the Tyler Assets was $19.4 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

El Dorado Acquisition

On February 10, 2014, the Partnership completed the El Dorado Acquisition and acquired the El Dorado Terminal and Tank Assets. The purchase price paid for these assets was approximately $95.9 million in cash.

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

The results of the El Dorado Assets' and the Tyler Assets' operations prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition on March 31, 2015 have been included in the El Dorado Assets Predecessor results and the Tyler Assets Predecessor results in the tables below. The results of the El Dorado Assets' and Tyler Assets' operations subsequent to March 31, 2015, have been included in the Partnership's results. The results of the El Dorado Terminal and Tank Assets' operations prior to the completion of the El Dorado Acquisition on February 10, 2014 have been included in the El Dorado Predecessor results in the tables below. The results of the El Dorado Terminal and Tank Assets' operations subsequent to February 10, 2014, have been included in the Partnership's results.

The tables on the following pages present our results of operations, the effect of including the results of the Logistics Assets and the El Dorado Terminal and Tank Assets and the adjusted total amounts included in our condensed consolidated financial statements.

Condensed Combined Balance Sheet

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Tyler Assets (Tyler Assets Predecessor)	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,861	$—	$—	$1,861
Accounts receivable	27,986	—	—	27,986
Inventory	10,316	—	—	10,316
Deferred tax assets	28	—	—	28
Other current assets	768	—	—	768
Total current assets	40,959	—	—	40,959
Property, plant and equipment:
Property, plant and equipment	288,045	8,267	11,776	308,088
Less: accumulated depreciation	(52,992)	(317)	—	(53,309)
Property, plant and equipment, net	235,053	7,950	11,776	254,779
Goodwill	11,654	—	—	11,654
Intangible assets, net	16,520	—	—	16,520
Other non-current assets	7,374	—	—	7,374
Total assets	$311,560	$7,950	$11,776	$331,286
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,929	$—	$—	$17,929
Accounts payable to related parties	628	—	—	628
Excise and other taxes payable	5,443	—	—	5,443
Tank inspection liabilities	2,829	—	—	2,829
Pipeline release liabilities	1,899	—	—	1,899
Accrued expenses and other current liabilities	1,588	—	—	1,588
Total current liabilities	30,316	—	—	30,316
Non-current liabilities:
Revolving credit facility	251,750	—	—	251,750
Asset retirement obligations	3,319	—	—	3,319
Deferred tax liabilities	231	—	—	231
Other non-current liabilities	5,889	—	—	5,889
Total non-current liabilities	261,189	—	—	261,189
Equity:
Predecessors division equity	—	7,950	11,776	19,726
Common unitholders - public (9,417,189 units issued and outstanding)	194,737	—	—	194,737
Common unitholders - Delek (2,799,258 units issued and outstanding)	(241,112)	—	—	(241,112)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	73,515	—	—	73,515
General Partner unitholders - Delek (494,197 units issued and outstanding)	(7,085)	—	—	(7,085)
Total equity	20,055	7,950	11,776	39,781
Total liabilities and equity	$311,560	$7,950	$11,776	$331,286

Condensed Combined Statements of Operations

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Tyler Assets (Tyler Assets Predecessor)	Nine Months Ended September 30, 2015
	(In thousands)
Net Sales	$480,738	$—	$—	$480,738
Operating costs and expenses:
Cost of goods sold	365,286	—	—	365,286
Operating expenses	33,024	167	—	33,191
General and administrative expenses	9,094	—	—	9,094
Depreciation and amortization	13,315	372	98	13,785
Gain on asset disposals	(18)	—	—	(18)
Total operating costs and expenses	420,701	539	98	421,338
Operating income (loss)	60,037	(539)	(98)	59,400
Interest expense, net	7,616	—	—	7,616
Loss on equity method investments	442	—	—	442
Total non-operating costs and expenses	8,058	—	—	8,058
Net income (loss) before income tax expense	51,979	(539)	(98)	51,342
Income tax expense	426	—	—	426
Net income (loss)	51,553	(539)	(98)	50,916
Less: loss attributable to Predecessors	—	(539)	(98)	(637)
Net income attributable to partners	$51,553	$—	$—	$51,553

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Three Months Ended September 30, 2014 (1)
	(In thousands)
Net Sales	$228,036	$—	$228,036
Operating costs and expenses:
Cost of goods sold	194,133	—	194,133
Operating expenses	10,213	148	10,361
General and administrative expenses	2,453	—	2,453
Depreciation and amortization	3,749	98	3,847
Total operating costs and expenses	210,548	246	210,794
Operating income (loss)	17,488	(246)	17,242
Interest expense, net	2,226	—	2,226
Net income (loss) before income tax expense	15,262	(246)	15,016
Income tax expense	177	—	177
Net income (loss)	15,085	(246)	14,839
Less: loss attributable to Predecessors	—	(246)	(246)
Net income attributable to partners	$15,085	$—	$15,085

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	El Dorado Terminal and Tank Assets (El Dorado Predecessor)	Nine Months Ended September 30, 2014 (1)
	(In thousands)
Net Sales	$667,906	$—	$—	$667,906
Operating costs and expenses:
Cost of goods sold	562,916	—	—	562,916
Operating expenses	28,293	500	783	29,576
General and administrative expenses	7,312	—	46	7,358
Depreciation and amortization	10,644	189	114	10,947
Loss on asset disposals	74	—	—	74
Total operating costs and expenses	609,239	689	943	610,871
Operating income (loss)	58,667	(689)	(943)	57,035
Interest expense, net	6,551	—	—	6,551
Net income (loss) before income tax expense	52,116	(689)	(943)	50,484
Income tax expense	605	—	—	605
Net income (loss)	51,511	(689)	(943)	49,879
Less: loss attributable to Predecessors	—	(689)	(943)	(1,632)
Net income attributable to partners	$51,511	$—	$—	$51,511

(1) There were no expenses associated with the Tyler Assets Predecessor included in our condensed consolidated financial statements for the three and nine months ended September 30, 2014, as the Tyler Assets were not fully constructed and were not placed into service until January 2015.

Acquisitions from Third Parties

Trucking Assets Acquisition

On December 17, 2014, through a new subsidiary, DKL Transportation, LLC, we completed the purchase of substantially all of the assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and asphalt products by transport truck, to complement our existing assets and increase our overall third party business. The assets purchased from FTT include approximately 131 trucks and 204 trailers (the "FTT Assets").

Terminal and Pipeline Acquisition

On October 1, 2014, we completed the purchase from an affiliate of Magellan Midstream Partners, LP of (i) a light products terminal in Mount Pleasant, Texas (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas (the "Greenville Storage Facility"), (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline") and (iv) finished product and other related inventory. The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets." The Mount Pleasant Terminal has approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability. The Greenville Storage Facility has approximately 325,000 barrels of storage capacity and is connected to the Explorer Pipeline System, which is a common carrier pipeline owned by a third party. We acquired the Greenville-Mount Pleasant Assets to complement our existing assets and provide enhanced logistical capabilities.

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

(1)
During the nine months ended September 30, 2015, we adjusted our previously disclosed purchase price allocation and certain of the acquisition date fair values in connection with working capital adjustments and an additional $0.4 million of consideration paid for additional assets. The property, plant and equipment, accounts receivable and accounts payable valuation are subject to change during the purchase price allocation period.

(2)	During the nine months ended September 30, 2015, we finalized our purchase price allocation and adjusted certain of the acquisition date fair values previously disclosed.

Pro Forma Financial Information - Acquisitions from Third Parties

Below are the unaudited pro forma consolidated results of operations of the Partnership for the three and nine months ended September 30, 2014, as if these acquisitions had independently occurred on January 1, 2014 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
FTT Assets:
Net sales	$231,699	$678,331
Net income	$15,070	$50,488
Greenville-Mount Pleasant Assets:
Net sales	$228,208	$668,423
Net income	$14,729	$49,551

3. Related Party Transactions

Commercial Agreements

The Partnership has various agreements with Delek, the majority of which are long-term, fee-based commercial agreements under which we provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee.

The tariffs and throughput and storage fees under our agreements with Delek are subject to increase or decrease annually, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission (the "FERC") oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

See our Annual Report on Form 10-K for a description of certain of our commercial agreements and other agreements with Delek. During the nine months ended September 30, 2015, we entered into the following material commercial agreements with Delek:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
El Dorado Assets Throughput:
Light Crude Throughput:	March 2015	9 / 15	Dedicated offloading services	N/A (2)	$1.00 (3)
Heavy Crude Throughput:	March 2015	9 / 15	Dedicated offloading services	N/A (2)	$2.25 (3)

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	The Throughput Agreement provides for a minimum throughput fee of $1.5 million per quarter for throughput of a combination of light and heavy crude.

(3)	Fees payable to the Partnership by Delek.

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

Omnibus Agreement. The second amended and restated omnibus agreement between the Partnership, Delek and the general partner was amended and restated on March 31, 2015. This amendment and restatement provided for the following: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly. The Partnership entered into an amendment to the third amended and restated omnibus agreement on August 3, 2015, with an effective date of April 1, 2015 (the third amended and restated omnibus agreement between the Partnership, Delek and the general partner, as amended, is referred to as the "Third Restated Omnibus Agreement"). This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership.

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

Predecessors' Transactions

Related-party transactions of the Predecessors were settled through division equity. Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, we were not allocated certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if the Predecessors had been operated on a stand-alone basis.

Summary of Transactions

Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services provided primarily to Delek and its affiliates based on regulated tariff rates or contractually based fees, as well as product sales to Alon USA Energy, Inc., an equity method investee of Delek. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek, or our general partner, as the case may be, for the services provided to us under our partnership agreement. These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Third Restated Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$41,824	$29,682	$113,975	$83,855
Cost of goods sold	$43,100	$24,841	$86,849	$45,403
Operating and maintenance expenses (1)	$8,059	$5,658	$22,834	$16,563
General and administrative expenses (2)	$1,788	$1,335	$4,907	$3,799

(1)
Operating and maintenance expenses include costs allocated to the Predecessors for operating support provided to the Predecessors by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.4 million for the nine months ended September 30, 2014. With respect to the Logistics Assets Predecessor, the costs that were allocated to us by Delek were $0.2 million for the nine months ended September 30, 2015 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.

(2)
General and administrative expenses include costs allocated to the El Dorado Predecessor for general and administrative support provided to the El Dorado Predecessor by Delek, including services such as corporate management, risk management, accounting and human resources. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.1 million for the nine months ended September 30, 2014. No costs were allocated to the Logistics Assets Predecessor to us by Delek for the nine months ended September 30, 2015 or for the three and nine months ended September 30, 2014.

Our common, subordinated, general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash in accordance with the terms and provisions of our partnership agreement. In February, May and August 2015, we paid quarterly cash distributions, of which $7.8 million, $8.7 million and $9.2 million, respectively, were paid to Delek and our general partner. On October 27, 2015, our general partner's board of directors declared a quarterly cash distribution totaling $15.1 million, based on the available cash as of the date of determination for the end of the third quarter of 2015, of which $9.7 million is expected to be paid to both Delek and our general partner, including IDRs.

4. Inventory

Inventories consisted of $5.0 million and $10.3 million of refined petroleum products as of September 30, 2015 and December 31, 2014, respectively. Cost of inventory is stated at the lower of cost or market, determined on a FIFO basis.

5. Second Amended and Restated Credit Agreement

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At September 30, 2015, the weighted average interest rate for our borrowings under the facility was approximately 2.5%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2015, this fee was 0.4% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the "Holdings Note"), and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of September 30, 2015, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
As of September 30, 2015, we had approximately $325.2 million of outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling approximately $2.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2015. Amounts available under the Second Amended and Restated Credit Agreement as of September 30, 2015 were approximately $372.3 million. For a discussion of a potential indirect limitation on our ability to use the full capacity available under our revolving credit facility in the future, see Note 3.

6. Income Taxes

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

7. Net Income Per Unit

We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and IDRs. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs to our general partner, which is the holder of the IDRs pursuant to our partnership agreement, which are paid following the close of each quarter.

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2015 is November 13, 2015. The calculation of net income per unit is as follows (in thousands, except units and per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to partners	$18,602	$15,085	$51,553	$51,511
Less: General partner's distribution (including IDRs) (1)	1,314	544	3,212	1,177
Less: Limited partners' distribution	6,983	5,970	20,196	16,922
Less: Subordinated partner's distribution	6,839	5,880	19,798	16,679
Earnings in excess of distributions	$3,466	$2,691	$8,347	$16,733

General partner's earnings:
Distributions (including IDRs) (1)	$1,314	$544	$3,212	$1,177
Allocation of earnings in excess of distributions	69	54	167	334
Total general partner's earnings	$1,383	$598	$3,379	$1,511

Limited partners' earnings on common units:
Distributions	$6,983	$5,970	$20,196	$16,922
Allocation of earnings in excess of distributions	1,716	1,328	4,131	8,259
Total limited partners' earnings on common units	$8,699	$7,298	$24,327	$25,181

Limited partners' earnings on subordinated units:
Distributions	$6,839	$5,880	$19,798	$16,679
Allocation of earnings in excess of distributions	1,681	1,309	4,049	8,140
Total limited partner's earnings on subordinated units	$8,520	$7,189	$23,847	$24,819

Weighted average limited partner units outstanding:
Common units - (basic)	12,250,847	12,183,847	12,230,560	12,165,474
Common units - (diluted)	12,360,519	12,327,321	12,350,621	12,299,963
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Net income per limited partner unit:
Common units - (basic)	$0.71	$0.60	$1.99	$2.07
Common units - (diluted)	$0.70	$0.59	$1.97	$2.05
Subordinated units - Delek (basic and diluted)	$0.71	$0.60	$1.99	$2.07

(1) General partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of $0.43125 per unit per quarter. See Note 8 for further discussion related to IDRs.

8. Equity

We had 9,451,589 common limited partner units held by the public outstanding as of September 30, 2015. Additionally, as of September 30, 2015, Delek owned a 59.8% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 95.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 494,900 general partner units. Affiliates own the remaining 4.4% interest in our general partner. In accordance with our partnership agreement, Delek's subordinated units may convert to common units once specified distribution targets and other requirements have been met.

Equity Activity

The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Equity of Predecessors	Common - Public	Common - Delek (1)	Subordinated - Delek	General Partner (1)	Total
Balance at December 31, 2014	$19,726	$194,737	$(241,112)	$73,515	$(7,085)	$39,781
Sponsor contributions of equity to the Logistics Assets Predecessor	115	—	—	—	—	115
Loss attributable to the Logistics Assets Predecessor	(637)	—	—	—	—	(637)
Allocation of net assets acquired by the unitholders	(19,204)	—	18,820	—	384	—
Cash distributions	—	(15,193)	(65,102)	(19,079)	(3,843)	(103,217)
Sponsor contribution of fixed assets	—	—	410	—	8	418
Net income attributable to partners	—	18,764	5,563	23,847	3,379	51,553
Unit-based compensation	—	578	172	735	(1,187)	298
Other	—	(359)	(108)	(460)	958	31
Balance at September 30, 2015	$—	$198,527	$(281,357)	$78,558	$(7,386)	$(11,658)

(1) Cash distributions include $61.9 million in cash payments for the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book basis instead of fair value. Additionally, any excess of cash paid over the historical book basis of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our equity balance decreased $42.7 million during the nine months ended September 30, 2015. Distributions also include $0.2 million related to distribution equivalents on vested phantom units.

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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to partners	$18,602	$15,085	$51,553	$51,511
Less: General partner's IDRs	(1,032)	(302)	(2,396)	(491)
Net income available to partners	$17,570	$14,783	$49,157	$51,020
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$351	$296	$983	$1,020
General partner's IDRs	1,032	302	2,396	491
Total general partner's interest in net income	$1,383	$598	$3,379	$1,511

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus between our unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and our unitholders in any available cash from operating surplus that we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest and assume that (i) our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (ii) our general partner has not transferred its IDRs, and (iii) there are no arrearages on common units.

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

Cash Distributions

Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015 (1)	November 6, 2015

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on November 13, 2015 to general and limited partners for the three and nine months ended September 30, 2015 is set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General partner's distributions:
General partner's distributions	$282	$242	$816	$686
General partner's IDRs	1,032	302	2,396	491
Total general partner's distributions	1,314	544	3,212	1,177

Limited partners' distributions:
Common	6,983	5,970	20,196	16,922
Subordinated	6,839	5,880	19,798	16,679
Total limited partners' distributions	13,822	11,850	39,994	33,601
Total cash distributions	$15,136	$12,394	$43,206	$34,778

Cash distributions per limited partner unit	$0.570	$0.490	$1.650	$1.390

9. Equity Based Compensation

We incurred $0.1 million and $0.3 million of unit-based compensation expense related to the Partnership during the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2014, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. All awards made through June 9, 2015 vest over a five-year service period unless such awards are amended in accordance with the LTIP. Beginning June 10, 2015, all awards made to only non-employee directors vest over a three-year service period unless such awards are amended in accordance with the LTIP. As of September 30, 2015, there was $1.0 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years.

10. Equity Method Investments

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

In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into an amended and restated limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to develop, construct, operate and maintain a crude oil pipeline extending from Loving County, Texas, to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Rangeland will have primary responsibility for the construction of the RIO Pipeline, and, upon its completion, Rangeland will also have primary day-to-day responsibility for its operations.

The total projected investment in these two entities is approximately $96.0 million and is expected be financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of September 30, 2015, we have invested $30.9 million in these joint ventures, which are accounted for using the equity method.

11. Segment Data

We report our assets and operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling:

•
The assets and investments reported in the pipelines and transportation segment provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek's refining operations and independent third parties.

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Pipelines and Transportation
Net Sales:
Affiliate	$26,358	$21,008	$76,436	$58,753
Third-Party	7,581	2,759	22,239	7,204
Total Pipelines and Transportation	33,939	23,767	98,675	65,957
Operating costs and expenses:
Cost of goods sold	5,211	1,011	15,126	3,267
Operating expenses (1) (2)	8,368	8,234	23,031	23,718
Segment contribution margin	$20,360	$14,522	$60,518	$38,972
Capital spending (excluding business combinations) (1) (2)	$2,872	$408	$12,627	$3,824

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$15,466	$8,674	$37,539	$25,102
Third-Party	115,687	195,595	344,524	576,847
Total Wholesale Marketing and Terminalling	131,153	204,269	382,063	601,949
Operating costs and expenses:
Cost of goods sold	119,174	193,122	350,160	559,649
Operating expenses	3,248	2,127	10,160	5,858
Segment contribution margin	$8,731	$9,020	$21,743	$36,442
Capital spending (excluding business combinations)	$1,323	$323	$5,103	$1,106

Consolidated
Net Sales:
Affiliate	$41,824	$29,682	$113,975	$83,855
Third-Party	123,268	198,354	366,763	584,051
Net sales	165,092	228,036	480,738	667,906
Operating costs and expenses:
Cost of goods sold	124,385	194,133	365,286	562,916
Operating expenses (1) (2)	11,616	10,361	33,191	29,576
Contribution margin	29,091	23,542	82,261	75,414
General and administrative expenses	2,703	2,453	9,094	7,358
Depreciation and amortization	4,541	3,847	13,785	10,947
(Gain) loss on asset disposals	—	—	(18)	74
Operating income	$21,847	$17,242	$59,400	$57,035
Capital spending (excluding business combinations) (1) (2)	$4,195	$731	$17,730	$4,930

(1) Includes operating expenses and capital spending expenditures incurred in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the nine months ended September 30, 2015.

(2) Adjusted to include operating expenses and capital spending expenditures incurred in connection with the assets acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the three and nine months ended September 30, 2014.

The following table summarizes the total assets for each segment as of September 30, 2015 and December 31, 2014 (in thousands).

	September 30, 2015	December 31, 2014
Pipelines and Transportation	$274,336	$230,293
Wholesale Marketing and Terminalling	87,467	100,993
Total Assets	$361,803	$331,286

Property, plant and equipment and accumulated depreciation as of September 30, 2015 and depreciation expense by reporting segment as of and for the three and nine months ended September 30, 2015 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$262,853	$58,541	$321,394
Less: accumulated depreciation	(45,690)	(20,547)	(66,237)
Property, plant and equipment, net	$217,163	$37,994	$255,157
Depreciation expense for the three months ended September 30, 2015	$3,373	$902	$4,275
Depreciation expense for the nine months ended September 30, 2015	$10,296	$2,692	$12,988

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment.

12. Fair Value Measurements

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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at September 30, 2015 and December 31, 2014 was as follows (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
Commodity derivatives	—	6	—	6
Total assets	—	6	—	6
Liabilities
Commodity derivatives	—	(9)	—	(9)
Net liabilities	$—	$(3)	$—	$(3)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$24	$—	$24
Commodity derivatives	—	456	—	456
Total assets	—	480	—	480
Liabilities
Commodity derivatives	—	(61)	—	(61)
Net assets	$—	$419	$—	$419

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

Our policy under the guidance of ASC 815-10-45 is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions. As of September 30, 2015 we had a negative cash balance of $0.1 million netted with derivatives of one of our counterparties. As of December 31, 2014, no cash collateral was held by counterparty brokerage firms.

13. Derivative Instruments

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

The tables below present the fair value of our derivative instruments, as of September 30, 2015 and December 31, 2014. During the three and nine months ended September 30, 2015 and September 30, 2014, we did not elect hedge treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income.

(in thousands)		September 30, 2015		December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$—	$—	$24	$—
Commodity derivatives (1)	Other current liabilities	6	(9)	456	(61)
Total gross value of derivatives		6	(9)	480	(61)
Less: Counterparty netting and cash collateral (2)		6	72	61	(61)
Total net fair value of derivatives		$—	$(81)	$419	$—

(1) As of September 30, 2015 and December 31, 2014, we had open derivative contracts representing 3,000 barrels and 142,000 barrels, respectively, of refined petroleum products.

(2) As of September 30, 2015 we had negative cash collateral of $0.1 million netted with the derivatives of one of our counterparties. As of December 31, 2014, no cash collateral associated with our commodity derivatives has been netted with the derivative positions with each counterparty.

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2015	2014	2015	2014
Interest rate derivatives	Interest expense	$(1)	$4	$(24)	$(71)
Commodity derivatives	Cost of goods sold	(116)	1,804	66	1,500
	Total	$(117)	$1,808	$42	$1,429

14. Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See "Crude Oil Releases" below for additional information on a potential enforcement action.

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

FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC. FERC may conduct audits of owners of oil pipelines to ensure compliance with these requirements and with accounting and financial reporting regulations. Under the ICA, shippers may challenge new or existing rates or services. FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease annually, on July 1, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

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

Crude Oil Releases

We have detected several crude oil releases involving our assets, including, without limitation, a release at our Magnolia Station in March 2013, a release near Macedonia, Arkansas in October 2013 and a release in Haynesville, Louisiana in April 2014. We incurred costs of approximately $1.0 million during the nine months ended September 30, 2014 related to the release in Haynesville. As of September 30, 2015, we have accrued approximately $0.2 million for additional expenses expected to be incurred related to this release. In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 release at Magnolia Station; however, no specific claim for penalties or affirmative relief has been made at this time. As of September 30, 2015, we have accrued $1.0 million for expenses that may be incurred in connection with this release. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of any reimbursement and/or indemnification by Delek pursuant to the Third Restated Omnibus Agreement and any partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

On April 28, 2015, a crude oil release of an estimated 130 barrels of crude oil was discovered from a gathering line in a remote area near Fouke, Arkansas. Cleanup operations were coordinated with state and federal officials and concluded in May 2015. We believe that substantially all of the oil was recovered or evaporated. Site maintenance and remediation concluded in September 2015. Final site restoration activities are expected to be completed by the end of November 2015. As of September 30, 2015, we have accrued a nominal amount for costs related to this release as costs are expected to be reimbursed pursuant to the Third Restated Omnibus Agreement (as defined in Note 3). We do not believe the total costs associated with this event, including any fines or penalties and net of any reimbursement and/or indemnification by Delek pursuant to the Third Restated Omnibus Agreement and any partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.

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

Letters of Credit

As of September 30, 2015, we had in place letters of credit totaling $2.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2015.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option to renew after the current lease term. None of these lease arrangements includes fixed rental rate increases. Lease expense for all operating leases totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively.

15. Subsequent Events

Distribution Declaration

On October 27, 2015, our general partner's board of directors declared a quarterly cash distribution of $0.570 per limited partner unit, payable on November 13, 2015, to unitholders of record on November 6, 2015.

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

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	Delek's inability to grow as expected;

•	our ability to successfully integrate acquired businesses;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The assets and investments in our pipelines and transportation segment consist of and have been made in pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties, including a major integrated oil company. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

The assets in our wholesale marketing and terminalling segment consist of refined products terminals and pipelines in Texas, Tennessee and Arkansas. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our terminals in west Texas and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined product terminals to independent third parties and Delek.

Recent Developments

On July 1, 2015, the tariffs, throughput fees and storage fees under our agreements with Delek that are subject to FERC increased by approximately 4.6%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements, the fees increased or decreased based on the consumer price index or the producer price index, which increased approximately 0.8% and decreased approximately 0.8%, respectively, only for those agreements pursuant to which the decrease would have not reduced the fee to an amount below the amount initially set forth in the applicable agreement.

How We Generate Revenue

The Partnership generates revenue by charging fees for gathering, transporting, offloading and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek typically include minimum volume or revenue commitments by Delek, which we believe will provide a stable revenue stream in the future.

Commercial Agreements

Commercial Agreements with Delek

The Partnership has various long-term, fee-based commercial agreements with Delek pursuant to which we provide crude oil gathering and crude oil, intermediate and refined products transportation, offloading and storage services and marketing and terminalling services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil and refined products. See our Annual Report on Form 10-K for the year ended December 31, 2014 (our "Annual Report on Form 10-K") and Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of certain of our commercial and other agreements with Delek.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. There are differences between the way the Predecessors recorded revenues and the way the Partnership records revenues after the acquisitions of the Predecessors' assets. Because our assets, including the El Dorado Terminal and Tank Assets and the Logistics Assets, were historically a part of the integrated operations of Delek, the Predecessors generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in the Predecessors' condensed consolidated financial statements are different than those reflected in the Partnership's condensed consolidated financial statements as the Predecessors' amounts relate primarily to amounts received from third parties while the Partnership's revenues will reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.

The Partnership's revenues are generated from the commercial agreements that we entered into with Delek and from agreements and arrangements with third parties, pursuant to which we receive fees for gathering, transporting and storing crude oil and marketing, transporting, storing and terminalling intermediate and refined products. Certain of these contracts contain minimum volume commitments and fees that are indexed for inflation. In addition, the tariff rates for our assets that are subject to inflation indexing may increase or decrease annually on July 1 of each year provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. We expect to also generate revenue from ancillary services, such as ethanol blending and additive injection, and from transportation and terminalling fees on our pipeline systems and terminals for volumes in excess of the minimum volume committed under our agreements with Delek.

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

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.57 per unit for the quarter ended September 30, 2015 ($2.28 per unit on an annualized basis). The Partnership is required to quarterly distribute all of its available cash in accordance with the terms and provisions of our partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our second amended and restated senior secured revolving credit agreement (the "Second Amended and Restated Credit Agreement"), and any future issuances of equity and debt securities.

Market Trends

Our results of operations are impacted by our ability to utilize our existing assets to fulfill the long-term fee-based agreements we have entered into with Delek and with third parties. Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, refining economics and access to alternate delivery and transportation infrastructure. Additionally, we are exposed to volatility in crude oil and refined products prices in our west Texas operations. A sharp decline in the price of crude oil may potentially lower the crude oil production level in the west Texas area, resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. The price of WTI crude oil ranged from a high of $61.43 per barrel to a low of $38.24 per barrel during the first nine months of 2015 and averaged $51.10 and $99.65 per barrel in the first nine months of 2015 and 2014, respectively.

Also, an increase in the purchase price of our refined products may reduce our margin in the west Texas operations if our selling price for finished products does not adjust accordingly. The price of gasoline ranged from a high of $2.12 per gallon to a low of $1.14 per gallon during the first nine months of 2015, compared to a high of $2.99 per gallon to a low of $2.48 per gallon during the first nine months of 2014. The price of diesel ranged from a high of $1.98 per gallon to a low of $1.32 per gallon during the first nine months of 2015, compared to a high of $3.05 per gallon to a low of $2.62 per gallon during the first nine months of 2014.

Our west Texas operations also benefit from RINs that are generated by ethanol blending activities. As a result, decreases in the price of RINs can adversely affect our results of operations. The cost of ethanol RINs has fluctuated from an average of $0.47 in the first nine months of 2014 to an average of $0.57 in the first nine months of 2015. During the first nine months of 2015, the cost of ethanol RINs ranged from $0.29 to $0.89. During the month of October 2015, the price of RINs averaged $0.35.

Any of these factors is subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Demand for asphalt products, which are a substantial portion of the El Dorado Refinery's product mix, is also lower in the winter months. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2015 from those disclosed in our Annual Report on Form 10-K.

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

The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (1)	2015 (1)	2014 (1)
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$33,939	$23,767	$98,675	$65,957
Wholesale marketing and terminalling	131,153	204,269	382,063	601,949
Total	165,092	228,036	480,738	667,906
Operating costs and expenses:
Cost of goods sold	124,385	194,133	365,286	562,916
Operating expenses	11,616	10,361	33,191	29,576
General and administrative expenses	2,703	2,453	9,094	7,358
Depreciation and amortization	4,541	3,847	13,785	10,947
(Gain) loss on asset disposals	—	—	(18)	74
Total operating costs and expenses	143,245	210,794	421,338	610,871
Operating income	21,847	17,242	59,400	57,035
Interest expense, net	2,843	2,226	7,616	6,551
Loss on equity method investments	293	—	442	—
Total non-operating costs and expenses	3,136	2,226	8,058	6,551
Net income before income tax expense	18,711	15,016	51,342	50,484
Income tax expense	109	177	426	605
Net income	18,602	14,839	50,916	49,879
Less: Loss attributable to Predecessors	—	(246)	(637)	(1,632)
Net income attributable to partners	$18,602	$15,085	$51,553	$51,511
Comprehensive income attributable to partners	$18,602	$15,085	$51,553	$51,511

Less: General partner's interest in net income (2%), including incentive distribution rights	1,383	598	3,379	1,511
Limited partners' interest in net income	$17,219	$14,487	$48,174	$50,000

Net income per limited partner unit:
Common units - (basic)	$0.71	$0.60	$1.99	$2.07
Common units - (diluted)	$0.70	$0.59	$1.97	$2.05
Subordinated units - Delek (basic and diluted)	$0.71	$0.60	$1.99	$2.07

Weighted average limited partner units outstanding:
Common units - (basic)	12,250,847	12,183,847	12,230,560	12,165,474
Common units - (diluted)	12,369,777	12,327,321	12,362,340	12,299,963
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258	11,999,258

Distributable Cash Flow (2)	$22,016	$17,506	59,487	$56,981

(1) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2) For a definition of distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014 (1)	2015 (1)	2014 (1)
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$18,602	$14,839	$50,916	$49,879
Add:
Income tax expense	109	177	426	605
Depreciation and amortization	4,541	3,847	13,785	10,947
Interest expense, net	2,843	2,226	7,616	6,551
EBITDA(2)	$26,095	$21,089	$72,743	$67,982

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$20,202	$19,981	$66,762	$64,429
Amortization of unfavorable contract liability to revenue	—	668	—	2,002
Amortization of deferred financing costs	(365)	(317)	(1,095)	(951)
Accretion of asset retirement obligations	(63)	(58)	(187)	(267)
Deferred taxes	43	(29)	(23)	(81)
Loss on equity method investments	(293)	—	(442)	—
Gain (loss) on asset disposals	—	—	18	(74)
Unit-based compensation expense	(104)	(75)	(298)	(196)
Changes in assets and liabilities	3,723	(1,484)	(34)	(4,036)
Income tax expense	109	177	426	605
Interest expense, net	2,843	2,226	7,616	6,551
EBITDA(2)	$26,095	$21,089	$72,743	$67,982

Reconciliation of distributable cash flow to EBITDA:
EBITDA (2)	$26,095	$21,089	$72,743	$67,982
Less: Cash interest, net (3)	2,478	1,909	6,521	5,600
Less: Maintenance and regulatory capital expenditures (4)	3,531	477	10,775	2,074
Less: Capital improvement expenditures (5)	—	350	—	686
Add: Reimbursement from Delek for capital expenditures (5)	2,323	—	4,926	—
Less: Loss on equity method investments	293	—	442	—
Less: Income tax expense	109	177	426	605
Add: Non-cash unit based compensation expense	104	75	298	196
Less: Amortization of deferred revenue	95	77	316	230
Less: Amortization of unfavorable contract liability	—	668	—	2,002
Distributable cash flow (2)	$22,016	$17,506	$59,487	$56,981

(1) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

(3) Cash interest, net excludes the amortization of debt issuance costs.

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

(5) For the three-month period ended September 30, 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement.

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, disaggregated to present the results of operations of the Partnership, the El Dorado Terminal and Tank Assets and the Logistics Assets (in thousands):

		Logistics Assets
	Delek Logistics Partners, LP	(Logistics Assets Predecessor)	Nine Months Ended September 30, 2015
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$51,553	$(637)	50,916
Add:
Income tax expense	426	—	426
Depreciation and amortization	13,315	470	13,785
Interest expense, net	7,616	—	7,616
EBITDA(1)	$72,910	$(167)	$72,743

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	66,929	$(167)	$66,762
Amortization of deferred financing costs	(1,095)	—	(1,095)
Accretion of asset retirement obligations	(187)	—	(187)
Deferred taxes	(23)	—	(23)
Loss on equity method investments	(442)	—	(442)
Gain on asset disposals	18	—	18
Unit-based compensation expense	(298)	—	(298)
Changes in assets and liabilities	(34)	—	(34)
Income tax expense	426	—	426
Interest expense, net	7,616	—	7,616
EBITDA(1)	$72,910	$(167)	$72,743

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$72,910	$(167)	$72,743
Less: Cash interest, net (2)	6,521	—	6,521
Less: Maintenance and regulatory capital expenditures (3)	10,775	—	10,775
Add: Reimbursement from Delek for capital expenditures (4)	4,926	—	4,926
Less: Loss on equity method investments	442	—	442
Less: Income tax expense	426	—	426
Add: Non-cash unit based compensation expense	298	—	298
Less: Amortization of deferred revenue	316	—	316
Distributable cash flow (1)	$59,654	$(167)	$59,487

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

(4) For the nine-month period ended September 30, 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement.

	Delek Logistics Partners, LP	Logistics Assets (Logistics Assets Predecessor)	Three Months Ended September 30, 2014
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$15,085	$(246)	$14,839
Add:
Income tax expense	177	—	177
Depreciation and amortization	3,749	98	3,847
Interest expense, net	2,226	—	2,226
EBITDA(1)	$21,237	$(148)	$21,089

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$20,129	$(148)	$19,981
Amortization of unfavorable contract liability to revenue	668	—	668
Amortization of deferred financing costs	(317)	—	(317)
Accretion of asset retirement obligations	(58)	—	(58)
Deferred taxes	(29)	—	(29)
Unit-based compensation expense	(75)	—	(75)
Changes in assets and liabilities	(1,484)	—	(1,484)
Income tax expense	177	—	177
Interest expense, net	2,226	—	2,226
EBITDA(1)	$21,237	$(148)	$21,089

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$21,237	$(148)	$21,089
Less: Cash interest, net (2)	1,909	—	1,909
Less: Maintenance and regulatory capital expenditures (3)	477	—	477
Less: Capital improvement expenditures	350	—	350
Less: Income tax expense	177	—	177
Add: Non-cash unit based compensation expense	75	—	75
Less: Amortization of deferred revenue	77	—	77
Less: Amortization of unfavorable contract liability	668	—	668
Distributable cash flow (1)	$17,654	$(148)	$17,506

	Delek Logistics Partners, LP	Logistics Assets (Logistics Assets Predecessor)	El Dorado Terminal and Tank Assets (El Dorado Predecessor)	Nine Months Ended September 30, 2014
Reconciliation of EBITDA to net (loss) income:
Net income (loss)	$51,511	$(689)	$(943)	$49,879
Add:
Income tax expense	605	—	—	605
Depreciation and amortization	10,644	189	114	10,947
Interest expense, net	6,551	—	—	6,551
EBITDA(1)	$69,311	$(500)	$(829)	$67,982

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$65,758	$(500)	$(829)	$64,429
Amortization of unfavorable contract liability to revenue	2,002	—	—	2,002
Amortization of deferred financing costs	(951)	—	—	(951)
Accretion of asset retirement obligations	(273)	—	6	(267)
Deferred taxes	(81)	—	—	(81)
Loss on asset disposals	(74)	—	—	(74)
Unit-based compensation expense	(196)	—	—	(196)
Changes in assets and liabilities	(4,030)	—	(6)	(4,036)
Income tax expense	605	—	—	605
Interest expense, net	6,551	—	—	6,551
EBITDA(1)	$69,311	$(500)	$(829)	$67,982

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$69,311	$(500)	$(829)	$67,982
Less: Cash interest, net (2)	5,600	—	—	5,600
Less: Maintenance and regulatory capital expenditures (3)	1,990	—	84	2,074
Less: Capital improvement expenditures	593	—	93	686
Less: Income tax expense	605	—	—	605
Add: Non-cash unit based compensation expense	196	—	—	196
Less: Amortization of deferred revenue	230	—	—	230
Less: Amortization of unfavorable contract liability	2,002	—	—	2,002
Distributable cash flow (1)	$58,487	$(500)	$(1,006)	$56,981

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

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015 (1)	2014 (1)
Capital spending (excluding business combinations)
Pipelines and Transportation	$2,872	$408	$12,627	$3,824
Wholesale Marketing and Terminalling	$1,323	$323	$5,103	$1,106

(1) Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Acquisition, the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Contribution margin for the third quarter of 2015 was $29.1 million compared to $23.5 million for the third quarter of 2014, an increase of $5.6 million, or 23.6%. The increase in contribution margin was primarily attributable to increased fees on our Paline Pipeline System and the effects of the throughput agreements we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. Offsetting the increases were lower margins in our operations in west Texas. The decrease in our contribution margin in our west Texas operations was partly a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our contribution margin in west Texas was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the third quarter of 2015.

For the third quarters of 2015 and 2014, we generated net sales of $165.1 million and $228.0 million, respectively, a decrease of $62.9 million, or 27.6%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $0.99 per gallon during the third quarter of 2015 compared to the third quarter of 2014. The average sales price per gallon of diesel sold decreased $1.29 per gallon during the third quarter of 2015 compared to the third quarter of 2014. Partially offsetting the decreases were increased fees on our Paline Pipeline System, net sales contributed by trucking assets we acquired from Frank Thompson Transport, Inc. in December 2014 (the "FTT Assets") and the terminalling and pipeline assets we acquired in October 2014 near Mount Pleasant, Texas (the "Greenville-Mount Pleasant Assets") and the effects of the throughput and tankage agreements for the El Dorado Assets and the Tyler Assets.

Cost of goods sold was $124.4 million for the third quarter of 2015 compared to $194.1 million for the third quarter of 2014, a decrease of $69.7 million, or 35.9%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.98 per gallon during the third quarter of 2015, compared to the third quarter of 2014. The average cost per gallon of diesel purchased decreased $1.30 per gallon during the third quarter of 2015 compared to the third quarter of 2014.

Operating expenses were $11.6 million for the third quarter of 2015 compared to $10.4 million for the third quarter of 2014, an increase of $1.2 million, or 12.1%. The increase in operating expenses was primarily due to increases in various maintenance initiatives on our terminals incurred in the third quarter of 2015 compared to the third quarter of 2014.

General and administrative expenses were $2.7 million and $2.5 million for the third quarter of 2015 and 2014, respectively, an increase of $0.2 million, or 10.2%. The increase in general and administrative expense was primarily due to increases in certain direct employee costs allocated to us for the third quarter of 2015 compared to the third quarter of 2014 in connection with our various acquisition activities.

Depreciation and amortization was $4.5 million for the third quarter of 2015 compared to $3.8 million for the third quarter of 2014, an increase of $0.7 million, or 18.0%. The increase in depreciation and amortization was primarily due to the acquisitions of the FTT Assets and the Logistics Assets.

Interest expense was $2.8 million for the third quarter of 2015 compared to $2.2 million for the third quarter of 2014, an increase of $0.6 million, or 27.7%. This increase was primarily attributable to increases in deferred financing charges and interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder.

Income tax expense was $0.1 million for the third quarter of 2015, compared to $0.2 million for the third quarter of 2014. Our effective tax rate was 0.6% for the third quarter of 2015, compared to 1.2% for the third quarter of 2014. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014

Contribution margin for the nine months ended September 30, 2015 was $82.3 million compared to $75.4 million for the nine months ended September 30, 2014, an increase of $6.9 million, or 9.1%. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System and the effects of the throughput agreements we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. Offsetting the increases were lower margins in our operations in west Texas. The decrease in our contribution margin in our west Texas operations was partly a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our contribution margin in west Texas was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the nine months ended September 30, 2015.

For the nine months ended September 30, 2015 and 2014, we generated net sales of $480.7 million and $667.9 million, respectively, a decrease of $187.2 million, or 28.0%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.05 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The average sales price per gallon of diesel sold decreased $1.28 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Partially offsetting the decreases were increased fees on our Paline Pipeline System, net sales contributed by the FTT Assets and the Greenville-Mount Pleasant Assets, and the effects of the throughput and tankage agreements for the El Dorado Terminal and Tank Assets.

Cost of goods sold was $365.3 million for the nine months ended September 30, 2015 compared to $562.9 million for the nine months ended September 30, 2014, a decrease of $197.6 million, or 35.1%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.96 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The average cost per gallon of diesel purchased decreased $1.22 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Operating expenses were $33.2 million for the nine months ended September 30, 2015 compared to $29.6 million for the nine months ended September 30, 2014, an increase of $3.6 million, or 12.2%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks and pipelines and acquisition activities that have occurred since the nine months ended September 30, 2014, including the El Dorado Assets and the Greenville-Mount Pleasant Assets.

General and administrative expenses were $9.1 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $1.7 million, or 23.6%. The increase in general and administrative expense was primarily due to increases in certain direct employee costs allocated to us and increases in professional services fees incurred in connection with our various acquisition activities and joint venture projects during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Depreciation and amortization was $13.8 million for the nine months ended September 30, 2015 compared to $10.9 million for the nine months ended September 30, 2014, an increase of $2.9 million , or 25.9%. The increase in depreciation and amortization was primarily due to the acquisitions of the FTT Assets, the Greenville-Mount Pleasant Assets and the Logistics Assets.

Interest expense was $7.6 million for the nine months ended September 30, 2015 compared to $6.6 million for the nine months ended September 30, 2014, an increase of $1.0 million, or 16.3%. This increase was primarily attributable to increases in deferred financing charges and interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder.

Income tax expense was $0.4 million for the nine months ended September 30, 2015, compared to $0.6 million for the nine months ended September 30, 2014. Our effective tax rate was 0.8% for the nine months ended September 30, 2015, compared to 1.2% for the nine months ended September 30, 2014. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.

Operating Segments

We review operating results in two reportable segments: (i) pipelines and transportation segment and (ii) wholesale marketing and terminalling segment. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 11 to our accompanying condensed consolidated financial statements.

Pipelines and Transportation Segment

The pipelines and transportation segment includes pipelines and trucks and ancillary assets, that provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek and other third-parties.

The following table and discussion is an explanation of the results of operations of the pipelines and transportation segment, including the historical results of the Logistics Assets Predecessor for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 and of the El Dorado Predecessor for the nine months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015 (1)	2014 (1)

Net sales:
Affiliate	$26,358	$21,008	$76,436	$58,753
Third-Party	7,581	2,759	$22,239	$7,204
Total	33,939	23,767	$98,675	$65,957
Operating costs and expenses:
Cost of goods sold	5,211	1,011	15,126	3,267
Operating expenses	8,368	8,234	23,031	23,718
Segment contribution margin	$20,360	$14,522	$60,518	$38,972
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	54,973	57,254	55,168	47,098
Refined products pipelines to Enterprise Systems	54,397	65,439	56,294	52,490
SALA Gathering System	20,264	22,258	21,031	22,221
East Texas Crude Logistics System	19,078	4,361	22,270	6,181
El Dorado Rail Offloading Racks	—	—	1,474	—

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

The following tables include the results of operations of the pipelines and transportation segment for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, disaggregated to present the results of operations of the Partnership and the Logistics Assets through September 30, 2015 (dollars in thousands):

	Delek Logistics Partners, LP	Logistics Assets (1) (Logistics Assets Predecessor)	Nine Months Ended September 30, 2015
Net sales	$98,675	$—	$98,675
Operating costs and expenses:
Cost of goods sold	15,126	—	15,126
Operating expenses	22,864	167	23,031
Segment contribution margin	$60,685	$(167)	$60,518
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	55,168	—	55,168
Refined products pipelines to Enterprise Systems	56,294	—	56,294
SALA Gathering System	21,031	—	21,031
East Texas Crude Logistics System	22,270	—	22,270
El Dorado Rail Offloading Racks	1,474	5,151	2,686

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

	Delek Logistics Partners, LP	Logistics Assets(1) (Logistics Assets Predecessor)	Three Months Ended September 30, 2014
Net sales	$23,767	$—	$23,767
Operating costs and expenses:
Cost of goods sold	1,011	—	1,011
Operating expenses	8,086	148	8,234
Segment contribution margin	$14,670	$(148)	$14,522
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	57,254	—	57,254
Refined products pipelines to Enterprise Systems	65,439	—	65,439
SALA Gathering System	22,258	—	22,258
East Texas Crude Logistics System	4,361	—	4,361

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

	Delek Logistics Partners, LP	Logistics Assets(1) (Logistics Assets Predecessor)	El Dorado Tank Assets (1) (El Dorado Predecessor)	Nine Months Ended September 30, 2014
Net sales	$65,957	$—	$—	$65,957
Operating costs and expenses:
Cost of goods sold	3,267	—	—	3,267
Operating expenses	22,537	500	681	23,718
Segment contribution margin	$40,153	$(500)	$(681)	$38,972
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	47,098	—	—	47,098
Refined products pipelines to Enterprise Systems	52,490	—	—	52,490
SALA Gathering System	22,221	—	—	22,221
East Texas Crude Logistics System	6,181	—	—	6,181

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor and the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Predecessors did not record revenues for intercompany throughput and storage services.

Comparison of the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Contribution margin for the pipelines and transportation segment in the third quarter of 2015 was $20.4 million, or 70.0% of our consolidated segment contribution margin, compared to $14.5 million, or 61.7% of our consolidated segment contribution margin, in the third quarter of 2014, an increase of $5.9 million, or 40.2%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increased fees on our Paline Pipeline System, the acquisition of the FTT Assets and the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

Net sales for the pipelines and transportation segment were $33.9 million for the third quarter of 2015 compared to $23.8 million for the third quarter of 2014, an increase of $10.1 million, or 42.8%. The increase was primarily attributable to increased fees on our Paline Pipeline System, net sales contributed by the FTT Assets and the effect of the throughput and tankage agreements for the El Dorado Assets and the Tyler Assets.

Cost of goods sold was $5.2 million for the third quarter of 2015 compared to $1.0 million for the third quarter of 2014, an increase of $4.2 million, or 415.4%. The increase in cost of goods sold was primarily attributable to additional costs incurred in connection with the acquisition of the FTT Assets in the third quarter of 2015 compared to the third quarter of 2014.

Operating expenses were $8.4 million for the third quarter of 2015 compared to $8.2 million for the third quarter of 2014, an increase of $0.2 million, or 1.6%. The increase in operating expenses was primarily due to increases in maintenance initiatives related to our tanks in the third quarter of 2015 compared to the third quarter of 2014.

Comparison of the Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014

Contribution margin for the pipelines and transportation segment for the nine months ended September 30, 2015 was $60.5 million, or 73.6% of our consolidated segment contribution margin, compared to $39.0 million, or 51.7% of our consolidated segment contribution margin, for the nine months ended September 30, 2014, an increase of $21.5 million, or 55.3%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increased fees on our Paline Pipeline System, the acquisition of the FTT Assets and the effects of the throughput and tankage agreement we entered into with Delek in connection with the El Dorado Acquisition and the throughput agreement we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition.

Net sales for the pipelines and transportation segment were $98.7 million for the nine months ended September 30, 2015 compared to $66.0 million for the nine months ended September 30, 2014, an increase of $32.7 million, or 49.6%. The increase in net sales was primarily attributable to net sales contributed by the FTT Assets and the Greenville-Mount Pleasant Assets, the effects of the throughput and tankage agreement for the El Dorado Tank Assets and the throughput agreement for the El Dorado Assets and increased fees on our Paline Pipeline System.

Cost of goods sold was $15.1 million for the nine months ended September 30, 2015 compared to $3.3 million for the nine months ended September 30, 2014, an increase of $11.9 million, or 363.0%. The increase in cost of goods sold was primarily attributable to additional costs incurred in connection with the acquisition of the FTT Assets during the nine months ended September 30, 2015 compared to the same period in 2014.

Operating expenses were $23.0 million for the nine months ended September 30, 2015 compared to $23.7 million for the nine months ended September 30, 2014, a decrease $0.7 million or 2.9%. The decrease in operating expenses was attributable to a decrease in crude oil release expenses incurred during the nine months ended September 30, 2015 compared to the same period in 2014. This decrease was offset by increases in various maintenance initiatives related to our tanks and pipelines and acquisition activities during the nine months ended September 30, 2015 compared to the same period in 2014.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below is an explanation of the results of operations of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except for per barrel figures):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014 (1)
Net sales:
Affiliate	$15,466	$8,674	$37,539	$25,102
Third-Party	115,687	195,595	344,524	576,847
Total	131,153	204,269	382,063	601,949
Operating costs and expenses:
Cost of goods sold	119,174	193,122	350,160	559,649
Operating expenses	3,248	2,127	10,160	5,858
Segment contribution margin	$8,731	$9,020	$21,743	$36,442
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	75,313	59,659	56,553	61,097
West Texas marketing throughputs (average bpd)	18,824	17,923	17,661	17,132
West Texas marketing margin per barrel	$1.50	$2.20	$1.41	$4.09
Terminalling throughputs (average bpd)	126,051	95,024	102,534	94,656

(1)
The information presented, excluding throughputs, includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

The following table includes the results of operations of the wholesale marketing and terminalling segment for the nine months ended September 30, 2014, disaggregated to present the results of operations of the Partnership and the El Dorado Terminal through February 10, 2014 (in thousands):

	Delek Logistics Partners, LP	El Dorado Terminal (1) (El Dorado Predecessor)	Nine Months Ended September 30, 2014
Net sales	$601,949	$—	$601,949
Operating costs and expenses:
Cost of goods sold	559,649	—	559,649
Operating expenses	5,756	102	5,858
Segment contribution margin	$36,544	$(102)	$36,442
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	61,097	—	61,097
West Texas marketing throughputs (average bpd)	17,132	—	17,132
West Texas marketing margin per barrel	$4.09	$—	$4.09
Terminalling throughputs (average bpd)	95,016	7,298	94,656

(1)
The information presented includes the results of operations of the El Dorado Predecessor. Prior to the completion of the El Dorado Acquisition, the El Dorado Predecessor did not record revenues for intercompany terminalling services.

Comparison of the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Contribution margin for the wholesale marketing and terminalling segment amounted to $8.7 million, or 30.0% of our consolidated contribution margin, in the third quarter of 2015, compared to $9.0 million, or 38.3% of our consolidated contribution margin, in the third quarter of 2014, a decrease of $0.3 million, or 3.2%. The decrease in contribution margin was attributable to lower margins in our operations in west Texas. The decrease in our contribution margin in our west Texas operations was partly a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our contribution margin in west Texas was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the third quarter of 2015. These decreases were partially offset by increases in our terminalling and east Texas sales volumes as a result of the expansion of the Tyler Refinery in March 2015.

Net sales for our wholesale marketing and terminalling segment in the third quarter of 2015 decreased $73.1 million, or 35.8%, to $131.2 million from $204.3 million in the third quarter of 2014. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $0.99 per gallon during the third quarter 2015, compared to the third quarter of 2014. The average sales price per gallon of diesel sold decreased $1.29 per gallon during the third quarter of 2015, compared to the third quarter of 2014.

Cost of goods sold for our wholesale marketing and terminalling segment decreased $73.9 million, or 38.3%, to $119.2 million in the third quarter of 2015, as compared to cost of goods sold of $193.1 million in the third quarter of 2014. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.98 per gallon during the third quarter of 2015, compared to the third quarter of 2014. The average cost per gallon of diesel purchased decreased $1.30 per gallon during the third quarter of 2015, compared to the third quarter of 2014.

Operating expenses were $3.2 million in the third quarter of 2015, an increase of $1.1 million or 52.7%, as compared to operating expenses of $2.1 million in the third quarter of 2014. The increase in operating expenses was primarily due to increases in various maintenance initiatives on our terminals in the third quarter of 2015 compared to the third quarter of 2014.

Comparison of the Nine Months Ended September 30, 2015 versus the Nine Months Ended September 30, 2014

Contribution margin for the wholesale marketing and terminalling segment amounted to $21.7 million, or 26.4% of our consolidated contribution margin, for the nine months ended September 30, 2015, versus $36.4 million, or 48.3% of our consolidated contribution margin, for the nine months ended September 30, 2014, a decrease of $14.7 million, or 40.3%. The decrease in contribution margin was primarily attributable to lower margins in our operations in west Texas. The decrease in our contribution margin in our west Texas operations was partly a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our contribution margin in west Texas was a decline in the market price for ethanol, which we use in ethanol blending in our marketing and terminalling services, relative to fixed price contracts that were in place during the nine months ended September 30, 2015. Further contributing to the decrease in contribution margin were reduced sales volumes at the Tyler Refinery due to plant downtime during a maintenance turnaround and expansion.

Net sales for our wholesale marketing and terminalling segment for the nine months ended September 30, 2015 decreased $219.8 million or 36.5%, to $382.1 million from $601.9 million for the nine months ended September 30, 2014. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $1.05 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The average sales price per gallon of diesel sold decreased $1.28 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Cost of goods sold for our wholesale marketing and terminalling segment decreased $209.4 million, or 37.4%, to $350.2 million for the nine months ended September 30, 2015, as compared to cost of goods sold of $559.6 million for the nine months ended September 30, 2014. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.96 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The average cost per gallon of diesel purchased decreased $1.22 per gallon during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Operating expenses were $10.2 million for the nine months ended September 30, 2015, an increase of $4.3 million, or 73.4%, as compared to operating expenses of $5.9 million for the nine months ended September 30, 2014. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our terminals and acquisition activities that have occurred since the nine months ended September 30, 2014, including the El Dorado Terminal and the Greenville-Mount Pleasant Assets.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015 (1)	November 6, 2015

(1) Expected date of distribution.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014

Cash Flow Data:
Cash flows provided by operating activities	$66,762	$64,429
Cash flows used in investing activities	(43,878)	(4,930)
Cash flows used in financing activities	(24,745)	(59,690)
Net decrease in cash and cash equivalents	$(1,861)	$(191)

Cash Flows from Operating Activities

Net cash provided by operating activities was $66.8 million for the nine months ended September 30, 2015, compared to cash provided of $64.4 million for the comparable period of 2014. The increase in cash flows provided by operations was due to increases in accounts payable to related parties and decreases in inventory and other current assets. Inventory decreased as a result of reduced product purchases in our west Texas operations and from Delek due to downtime at the Tyler Refinery as a result of the maintenance turnaround and expansion. These increases were partially offset by increases in accounts receivable and decreases in accounts payable. Net income for the nine months ended September 30, 2015 was $50.9 million, compared to $49.9 million in the same period of 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was $43.9 million for the first nine months of 2015, compared to $4.9 million used in the comparable period of 2014. Cash used in investing activities during the nine months ended September 30, 2015 includes the cash portion of our capital expenditures, which was approximately $17.6 million, of which $12.6 million was spent on projects in the pipelines and transportation segment and $5.0 million was spent in the wholesale marketing and terminalling segment. Capital expenditures also include $3.8 million related to the purchase of assets from Delek, which were subsequently contributed to Caddo Pipeline, LLC ("CP LLC"), a joint venture entered into with Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"). This compares to capital expenditures made during the nine months ended September 30, 2014 of $4.9 million. Capital expenditures made during the nine months ended September 30, 2015 related primarily to projects on certain of our tanks and crude pipelines, our terminalling assets and the purchase of assets from Delek, which accounted for approximately $5.9 million, $4.3 million and $3.8 million, respectively, of cash used in investing activities during the nine months ended September 30, 2015. Capital expenditures made during the nine months ended September 30, 2014 related primarily to the Tyler Assets, our terminalling assets and our Lion Pipeline System, which accounted for approximately $2.1 million, $1.1 million and $1.0 million, respectively, of total capital expenditures. Additionally, we contributed approximately $27.1 million in cash to our joint ventures during the nine months ended September 30, 2015 with no comparable activity in the prior year period. Partially offsetting the cash used in investing activities was an asset sale generating proceeds of approximately $1.2 million during the nine months ended September 30, 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.7 million in the nine months ended September 30, 2015, compared to net cash used of $59.7 million in the comparable period of 2014. We paid quarterly cash distributions totaling $41.3 million during the nine months ended September 30, 2015, compared to quarterly cash distributions totaling $32.6 million paid during the nine months ended September 30, 2014. Additionally, we paid $61.9 million in exchange for assets included in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the nine months ended September 30, 2015, compared to $95.9 million paid in exchange for assets included in the El Dorado Acquisition during the nine months ended September 30, 2014. Offsetting the cash used in financing activities during the nine months ended September 30, 2015 and 2014 were net proceeds of $73.4 million and $65.2 million, respectively, under our revolving credit facility.

Cash Position and Indebtedness

As of September 30, 2015, we had no cash and cash equivalents and we had total indebtedness of approximately $325.2 million. Borrowing availability under the Second Amended and Restated Credit Agreement was approximately $372.3 million and we had letters of credit issued of $2.5 million. We believe we were in compliance with the applicable covenants in our credit agreement as of September 30, 2015.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures, for the nine months ended September 30, 2015 were $14.0 million, of which approximately $8.8 million was spent in our pipelines and transportation segment and $5.1 million was spent in our wholesale marketing and terminalling segment. Our capital expenditures below exclude capital expenditures of $3.8 million related to the purchase of assets from Delek, which were subsequently contributed to CP LLC and ($0.1) million related to assets acquired in the Tyler Crude Tank Acquisition, prior to March 31, 2015. Our capital expenditure forecast is approximately $16.8 million for 2015.

The following table summarizes our actual capital expenditures for the nine months ended September 30, 2015 and planned capital expenditures for the full year 2015 by operating segment and major category (in thousands):

	Full Year 2015 Forecast	Nine Months Ended September 30, 2015 (2)
Pipelines and Transportation:
Regulatory	$1,790	$846
Maintenance (1)	8,583	7,139
Discretionary projects	1,208	862
Pipeline and transportation segment total	11,581	8,847
Wholesale Marketing and Terminalling:
Regulatory	89	89
Maintenance (1)	1,059	1,047
Discretionary projects	4,063	3,967
Wholesale marketing and terminalling segment total	5,211	5,103
Total capital spending	$16,792	$13,950

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

In the third quarter of 2015, we decreased our total capital spending forecast for 2015 to $16.8 million, down from the prior forecast of $19.8 million. We decreased our forecast due primarily to the fact that the repair and replacement of certain of our tank assets have been delayed and are expected to take place in 2016. For the full year 2015, we plan to spend approximately $1.8 million on regulatory projects in the pipelines and transportation segment. In addition, we plan to spend approximately $8.6 million on maintenance projects and approximately $1.2 million for other discretionary projects in 2015 in the pipelines and transportation segment. In the wholesale marketing and terminalling segment, we have $5.2 million budgeted for the year ending December 31, 2015, of which $4.1 million is allocated to discretionary projects. Of the $8.6 million budgeted to maintenance projects in the pipelines and transportation segment, approximately $7.0 million relates to the repair and replacement of certain of our tanks. Of the $4.1 million budgeted to discretionary projects in the wholesale marketing and terminalling segment, $2.8 million relates to the expansion of our refined products terminal located at Delek's Tyler Refinery.

Under the Third Restated Omnibus Agreement, Delek reimburses us for (i) certain expenses that we incur for inspections, maintenance and repairs to certain assets we acquired from Delek to cause such assets to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance and repairs to most of the storage tanks contributed to us by Delek (subject to a deductible of $0.5 million per year) that are necessary to comply with minimum standards under certain United States Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years from the date of the purchase of the affected assets, and (iii) for certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, as disclosed in the full agreement filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 6, 2015 and in the amendment filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand for refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area, can have an effect on our gross margin. From time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At September 30, 2015 and December 31, 2014, we held open derivative contracts representing 3,000 barrels and 142,000 barrels, respectively, of refined petroleum products. We recognized (losses) gains associated with derivatives not designated as hedging instruments of $(0.1) million and $0.1 million for the three and nine months ended September 30, 2015 and $1.8 million and $1.5 million for the three and nine months ended September 30, 2014. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 13 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remains in place in accordance with its terms. The estimated fair values of our interest rate derivative asset were nominal amounts as of September 30, 2015 and December 31, 2014. In accordance with ASC 815, we recorded nominal amounts of non-cash expense representing changes in estimated fair value of the interest rate hedge agreements for each of the three and nine months ended September 30, 2015. We recorded a nominal amount and $0.1 million of non-cash expense for the three and nine months ended September 30, 2014, respectively.

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Dated: November 5, 2015

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith