Form 10-K
period 2015-12-31
Delek Logistics Partners, LP
filed 2016-02-29
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2015 was approximately $435,245,673, based upon the closing price of its common units on the New York Stock Exchange on that date.

At February 26, 2016, there were 24,276,789 common limited partner units, no subordinated limited partner units and 495,445 general partner units outstanding.

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

The Partnership's business primarily consists of certain crude oil, intermediate and refined products pipelines and transportation, storage, wholesale marketing, terminalling and offloading assets which were previously owned, operated or held by Delek and assets acquired from unrelated third parties. Irrespective of the party from whom we acquired our assets, Delek is our primary or sole customer for a substantial majority of our assets and is responsible, directly or indirectly, for the majority of our gross margin (as defined below).

Overview

The Partnership primarily owns and operates logistics and marketing assets for crude oil and intermediate and refined products. We generate revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting and storing crude oil, for storing intermediate products and feed stocks, and for marketing, wholesale marketing, distributing, transporting and storing refined products. A substantial majority of our existing assets are both integral to and dependent on the success of Delek's refining operations and most of our assets are contracted exclusively to Delek in support of Delek's refineries in Tyler, Texas (the "Tyler Refinery") and El Dorado, Arkansas (the "El Dorado Refinery"). See "—Commercial Agreements—Commercial Agreements with Delek" and Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. In addition to the services we provide to Delek, we also provide, and generate substantial revenue and contribution margin, from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with such third parties. See "—Commercial Agreements—Other Agreements with Third Parties."

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

2015 Developments

Paline Pipeline Capacity Reservation

Effective January 1, 2015, we entered into separate agreements with two unrelated third parties for such parties to reserve certain capacity on the Paline Pipeline. Pursuant to the terms of these agreements, each unrelated third party pays a fixed monthly fee for the exclusive right to use its respective reserved capacity on the pipeline, which together account for a combined 35,000 barrels per day ("bpd"). The initial term of each agreement runs through June 30, 2016. We have the right to extend one of the agreements for a term ending on December 31, 2016, for a total reservation of 10,000 bpd.

Acquisitions

On March 31, 2015, the Partnership completed transactions with Delek to acquire the following:

•
two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets (the “El Dorado Assets”) (such transaction, the "El Dorado Offloading Racks Acquisition"); and

•
a crude oil storage tank (the "Tyler Crude Tank") located adjacent to the Tyler Refinery and certain ancillary assets (collectively with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition").

Other Developments

Joint Ventures. On March 20, 2015, we entered into two joint ventures with unrelated third parties that are currently constructing logistics assets, that we anticipate will serve interested parties. Our total projected investment for the two joint ventures is approximately $96.0 million and will be financed through a combination of cash from operations, borrowings under our revolving credit facility and asset contributions. These assets are expected to include the following:

•	an 80-mile pipeline with a capacity of 80,000 bpd that originates in Longview, Texas with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline"); and

•
a 109-mile pipeline with a capacity of 55,000 bpd, with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("the RIO Pipeline").

The joint venture that will construct and own the Caddo Pipeline was formed pursuant to an agreement between our subsidiary DKL Caddo, LLC ("DKL Caddo") and Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"), under which DKL Caddo and Plains each own a 50% membership interest. The joint venture that will construct and own the RIO Pipeline was formed pursuant to an agreement between our subsidiary DKL RIO, LLC ("DKL RIO") and Rangeland Energy II, LLC ("Rangeland") under which DKL RIO and Rangeland own 33% and 67% membership interests, respectively.

Inflation Adjustments. On July 1, 2015, the tariffs on our Federal Energy Regulatory Commission ("FERC") regulated pipelines and the throughput fees and storage fees under our agreements with Delek and third parties that are subject to adjustment using the FERC indexing increased by approximately 4.6%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees increased or decreased based on the consumer price index or the producer price index, which increased approximately 0.8% and decreased approximately 0.8%, respectively, the latter only for those agreements pursuant to which the decrease would not have reduced the fee to an amount below the amount initially set forth in the applicable agreement.

Assets and Operations

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 15, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our principal assets, as of December 31, 2015, are described below under the segment that uses such assets.

The following provides an overview of our assets and operations:

Nashville
Knoxville
Brentwood
Memphis
Little Rock
SALA GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Shreveport
Monroe
Abilene
Fort Worth
Dallas
Tyler
San Angelo
Waco
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Mt. Pleasant
Big Sandy
Longview
Tyler
Kilgore
Henderson
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Corporate Headquarters
Crude Tank Farm
Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery

Pipelines and Transportation Segment

Our pipelines and transportation segment consists of assets, including pipelines and trucks and ancillary assets, that provide crude oil gathering and crude oil, intermediate and finished products transportation and storage services primarily in support of the Tyler and El Dorado Refineries. Additionally, this segment provides crude oil and other products transportation services to certain unrelated third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, the results of our pipelines and transportation segment are not directly exposed to changes in commodity prices. Our pipeline assets include approximately 400 miles of operable crude oil transportation pipelines, approximately 366 miles of refined product pipelines and approximately 600 miles of crude oil gathering and trunk lines. Associated with and currently used in connection with the operation of these lines are crude oil, intermediate and refined products storage tanks with an aggregate of approximately 7.3 million barrels of active shell capacity. We also own 123 trucks and 205 trailers used to haul primarily crude oil, finished products and other hydrocarbon products for unrelated and related third parties.

The tables below show the operating results for each of our operating systems within this segment for the years ended December 31, 2015, 2014 and 2013.

Lion Pipeline System. Our Lion Pipeline System is a system of common carrier pipelines that transport crude oil to, and refined products from, Delek's El Dorado Refinery. The Lion Pipeline System consists primarily of:

•	the Magnolia Pipeline system;

•	the El Dorado Pipeline system;

•	multiple short crude oil pipelines located on the El Dorado Refinery and Delek's Sandhill Station;

•	the Magnolia Station located west of the El Dorado Refinery;

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company LLC ("Enterprise") that runs from the El Dorado Refinery to our Memphis terminal;

•	a Refined Products Pipeline system (as defined and described below); and

•	certain related crude oil pipelines.

The Magnolia Pipeline is an approximately 77-mile crude oil pipeline, with a capacity of approximately 68,500 bpd, that runs from a connection with ExxonMobil’s LOLA System near Shreveport, Louisiana to our Magnolia Station, where the crude oil is then stored and transferred to our El Dorado Pipeline. In addition, a new third-party pipeline links an existing third-party pipeline to the Magnolia Pipeline near Haynesville, Louisiana, which allows for the receipt of crude oil transported from Longview, Texas. The service provided on the Magnolia Pipeline is regulated by the FERC and is subject to FERC tariffs.

The El Dorado Pipeline is a 28-mile, 12-inch crude oil pipeline, with a capacity of approximately 22,000 bpd, that transports crude oil from our Magnolia Station to Delek's Sandhill Station adjacent to the El Dorado Refinery. The service provided on the El Dorado Pipeline is regulated by the FERC and is subject to FERC tariffs. Upon reaching the Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192, a 150,000 barrel capacity storage tank located at Delek's Sandhill Station ("Tank 192"). At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the SALA Gathering System, is first routed to Tank 192. Through our SALA subsidiary, we own Tank 192 and lease the underlying ground from Lion Oil under a long-term ground lease.

The Magnolia Station is a location owned by us where the Magnolia and Lion Pipelines and SALA Gathering System have origination and destination points, as the case may be. In addition, the Magnolia Station has storage facilities with approximately 135,000 barrels of active shell capacity.

We also own two refined product pipelines that transport gasoline and diesel from the El Dorado Refinery to the nearby Enterprise TE Products Pipeline El Dorado Station (the “Refined Products Pipelines”). Pursuant to a capacity lease with Enterprise dated October 24, 2013, we also lease capacity of approximately 11,000 bpd on the Enterprise Products Pipeline from Enterprise's El Dorado Station to our refined products terminal in Memphis, Tennessee. The Refined Products Pipelines along with the leased capacity are collectively referred to as the "Refined Products Pipeline System." The service provided on the Refined Products Pipelines is regulated by the FERC and is subject to a FERC tariff. The diesel line is 12 inches in diameter while the gasoline line is 10 inches in diameter. These two lines commence at the El Dorado Refinery. We own the portion of these lines that commence at the Sandhill Station at the location of the pump for each line and runs approximately eight miles to the Enterprise TE Products Pipeline El Dorado Station. From this point, service continues on the Enterprise TE Products Pipeline to destinations along its system and on capacity we lease from Enterprise to our terminal in Memphis, Tennessee. The service provided on the Refined Products Pipeline System, including on the capacity leased from Enterprise, is regulated by the FERC.

The pipelines in the Lion Pipeline System also have injection points where crude oil gathered from the SALA Gathering System can be injected and then transported to the El Dorado Refinery. Movements from the SALA Gathering System onto the Lion Pipeline System to the El Dorado Refinery are subject to a joint tariff for the transportation of these volumes that is on file with the FERC for both the SALA Gathering System and the El Dorado Pipeline; the joint rate for these movements is equal to the rate that would apply for movements only on the SALA Gathering System to the connection point with the Lion Pipeline System. The Lion Pipeline System has crude oil storage tanks and facilities ancillary to the operation of the pipeline system. The Lion Pipeline System is capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including at the El Dorado Assets.

The following table details certain operating data for our Lion Pipeline System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2015	2014	2013
Lion Pipeline System:
Crude Oil Pipelines (Non-gathered) (1)	54,960	47,906	46,515
Refined Products Pipelines to Enterprise System	57,366	53,461	49,694

(1)	Excludes crude oil gathered on our SALA Gathering System and injected into our Lion Pipeline System.

SALA Gathering System. The SALA Gathering System is a system of common carrier pipelines that primarily gathers and transports crude oil and condensate that is purchased from various crude oil producers in Arkansas, Texas and Louisiana by Delek or a third party to whom Delek has assigned certain of its rights. Service on the SALA Gathering System is regulated by the FERC and is subject to tariffs on file with the FERC. The SALA Gathering System includes approximately 600 miles of two- to eight-inch crude oil gathering and transportation lines in southern Arkansas and northern Louisiana located primarily within a 60-mile radius of the El Dorado Refinery. In addition, the gathering system transports small volumes of crude oil that are received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are ultimately transported to the El Dorado Refinery for processing. In addition, a pipeline within the SALA Gathering System transports minimal crude oil for third party shippers pursuant to a common carrier tariff.

The SALA Gathering System includes 53 crude oil storage tanks and breakout tanks with a total combined active shell capacity of approximately 0.8 million barrels (including Tank 192 and approximately 42,000 barrels of capacity we lease to an unrelated third party), 14 truck receipt locations, approximately 500 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the Magnolia Station, the El Dorado Pipeline System or directly to the El Dorado Refinery. We also have approximately 0.5 million barrels of combined shell capacity that is currently not in service. The table below sets forth historical throughput information for the SALA Gathering System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2015	2014	2013
SALA Gathering System:
Throughput (average bpd):	20,673	22,656	22,152

Paline Pipeline System. Our Paline Pipeline System is primarily a 195-mile, 10-inch crude oil pipeline, with a capacity of approximately 36,000 bpd, running from Longview, Texas to the Phillips 66-operated Beaumont terminal in Nederland, Texas. It includes a three-mile section that runs north from Kilgore, Texas. The three-mile section of pipeline is operated as a common carrier pipeline and the service is regulated by the FERC. The remainder is subject to current capacity agreements with unrelated third parties. See Item 1, "Business—2015 Developments—Paline Pipeline Capacity Reservation" for additional information on these agreements.

East Texas Crude Logistics System. Our East Texas Crude Logistics System includes two owned and operated crude oil pipeline systems and their related tank farms, which serve the Tyler Refinery: (i) the Nettleton pipeline, a bi-directional 36-mile pipeline, with a capacity of approximately 38,000 bpd, that is capable of transporting crude oil from our tank farms in and around Longview, Texas to (a) the Bullard Junction at the Tyler Refinery and (b) to other of our tank farms in and around Longview, Texas and (ii) the McMurrey Pipeline System, a 65-mile pipeline system, with a capacity of approximately 28,000 bpd, that transports crude oil from our tank farms in and around Longview, Texas and runs roughly parallel to the Nettleton Pipeline. While service on the East Texas Crude Logistics System may otherwise be interstate commerce and subject to the common carrier regulation and jurisdiction of FERC, it is currently subject to a temporary waiver issued by FERC on October 23, 2012, waiving the otherwise applicable tariff filing and reporting requirements for common carrier interstate service providers (the “East Texas Waiver Order”). The continuing effectiveness of the East Texas Waiver

Order depends upon the continuation in effect of the following conditions: (1) our affiliates continuing to own 100% of the throughput; (2) there being no demonstrated third party interest in shipping on the system; (3) our not anticipating any such interest materializing; and (4) there remaining no demonstrated opposition to the continuing effectiveness of the East Texas Waiver Order.

Our East Texas Crude Logistics System also includes five owned or leased crude oil storage terminals at which we store crude oil owned by Delek for the Tyler Refinery. The LaGloria Station consists of two tanks with an active shell capacity of approximately 450,000 barrels. The Nettleton Station consists of five tanks with an active shell capacity of approximately 222,000 barrels. It is located on property that we lease from a third party as described in more detail in Item 2, "Facilities." In addition to the active shell capacity, the Nettleton Station includes approximately 55,000 barrels of shell capacity that is currently not in service. The Bradford Station consists of two tanks with an active shell capacity of approximately 65,000 barrels. The Arp Station consists of two tanks with an active shell capacity of approximately 110,000 barrels. The Big Sandy Station consists of seven tanks with an active shell capacity of approximately 248,000 barrels.

The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

	Average Daily Throughput (bpd)
	Year Ended
		December 31,
	2015	2014	2013
East Texas Crude Logistics System (average bpd)	18,828	7,361	19,896
% of Tyler Refinery Crude Throughput	30.6%	12.5%	34.1%

We have a pipelines and tankage agreement with Delek to provide throughput on the East Texas Crude Logistics System. However, in April 2013, a reconfigured pipeline system that is owned and operated by third parties began transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement, with an initial term expiring in 2022, with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured pipeline system. As a result of the third parties' ability to transport crude oil on its reconfigured pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines fell below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek during the second quarter of 2013 and has remained below the minimum aggregate throughput requirements since that time. We expect crude oil volumes transported on our East Texas Crude Logistics System to continue to be below the minimum throughput requirement of 35,000 bpd for the foreseeable future. However, until November 2017, Delek is required under its commercial agreement with us, to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement.

Tyler-Big Sandy Pipeline. The Tyler-Big Sandy Pipeline is essentially one pipeline link between the Tyler Refinery and the Partnership's terminal at Big Sandy, Texas that consists of the following two pipelines, which effectively connect at the Hopewell Station: (i) the Hopewell Pipeline, an approximately 13-mile pipeline with a capacity of approximately 26,000 bpd, which originates at the Tyler Refinery and terminates at the Hopewell Station, and (ii) the Big Sandy Pipeline, a 19-mile pipeline with a capacity of approximately 26,000 bpd, which originates at the Hopewell Station and terminates at the Big Sandy Terminal. The Big Sandy Terminal has 13 tanks with an aggregate shell capacity of approximately 177,000 barrels. Service on the Tyler-Big Sandy Pipeline is not provided for third parties, and is classified as private intrastate carrier service.

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

Greenville-Mount Pleasant Pipeline and Greenville Storage Facility. The Greenville-Mount Pleasant Pipeline is a 76-mile pipeline, connecting the Greenville Storage Facility and the Mount Pleasant Terminal. The service provided on the Greenville-Mount Pleasant Pipeline is regulated by the Texas Railroad Commission, subject to a tariff on file with that Commission. The Greenville Storage Facility has four tanks with an aggregate shell capacity of approximately 330,000 barrels and is connected to the Explorer Pipeline System.

North Little Rock Tanks. Our terminal in North Little Rock, Arkansas has five tanks with an aggregate shell capacity of approximately 180,000 barrels.

FTT Trucking Assets. We own 123 trucks and 205 trailers used to haul primarily crude oil and other products for third parties and Delek.

El Dorado Offloading Racks. The El Dorado Offloading Racks consist of two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets.

Tyler Crude Tank. The Tyler Crude Tank is a crude oil storage tank and certain ancillary assets located adjacent to the Tyler Refinery. The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and primarily supports the Tyler Refinery.

Wholesale Marketing and Terminalling Segment

Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand and supply of refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. As of December 31, 2015, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek. See “—Commercial Agreements—Other Agreements with Third Parties—West Texas." Also see Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2015, 2014 and 2013, we present the results for the period during which we owned the assets, as delineated in any notes accompanying the tables.

Wholesale Marketing

East Texas. Pursuant to a marketing agreement with Delek, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. The following table sets forth the historical sales volumes under this marketing agreement.

		Year Ended
		December 31,
	2015	2014	2013
Sales volumes (average bpd):	59,174	61,368	58,773

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek for sale and exchange to third parties at our San Angelo and Abilene, Texas terminals and at third-party terminals located elsewhere in Texas. Our terminals in Abilene and San Angelo, Texas are leased to Noble Petro, Inc. ("Noble Petro") pursuant to a terminal and pipeline lease and operating agreement for nominal consideration.

We own approximately 104 miles of product pipelines in west Texas that connect our San Angelo and Abilene, Texas terminals to the Magellan Orion Pipeline. These pipelines are currently leased to Noble Petro until January 1, 2018. The following table provides the location of the Abilene and San Angelo terminals associated with our marketing activities and the number of tanks, their storage capacities, number of truck loading lanes, and maximum daily available truck loading capacity for the year ended December 31, 2015.

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Abilene, TX (1)	9	368,000	2	15,000
San Angelo, TX	5	93,000	2	15,000
Total	14	461,000	4	30,000

(1)	Excludes approximately 79,930 barrels of shell capacity that is temporarily out of service and approximately 465,600 barrels of shell capacity that is out of service and requiring extensive repair.

Substantially all of our product sales in west Texas are on a wholesale basis. The majority of the petroleum products we sell in west Texas are purchased from Noble Petro. Under the terms of a supply contract with Noble Petro (the "Abilene Contract"), we have the right to purchase up to 20,350 bpd of petroleum products for sale at our San Angelo and Abilene, Texas terminals. See “—Commercial Agreements—Other Agreements with Third Parties—West Texas." We also purchase finished products from Delek and from other third parties.

The following table details the average aggregate daily number of barrels of refined products, and the margins associated with such products, that we sold in our west Texas wholesale operations for the periods indicated.

	Year Ended
		December 31,
	2015	2014	2013
Throughput (average bpd)	16,357	16,707	18,156
Gross margin (in thousands)	$7,984	$28,174	$12,420
Gross margin per barrel	$1.35	$4.67	$2.12

Terminalling

We provide terminalling services for products to independent third parties and Delek through light products terminals we own in Nashville, Tennessee and to Delek through our light products terminals in Memphis, Tennessee; Tyler, Texas; Big Sandy, Texas; Mount Pleasant, Texas; El Dorado, Arkansas; and North Little Rock, Arkansas. Delek, or certain third parties to whom Delek has assigned its rights, has an agreement to use our Memphis, Tyler, Big Sandy, Mount Pleasant, El Dorado and North Little Rock terminals. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information pertaining to our material agreements. See "—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement" for a description of a third party's involvement in certain agreements.

The following table provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes, average truck loading volume and maximum daily available truck loading capacity for the year ended December 31, 2015.

				Maximum
				Daily
		Active		Available
		Aggregate	Number of	Truck
		Shell	Truck	Loading
	Number	Capacity	Loading	Capacity
Terminal Location	of Tanks	(bbls)	Lanes	(bpd)
Big Sandy, TX (2)			3	25,000
Memphis, TN	12	126,000	3	20,000
Nashville, TN (1)	10	128,000	2	15,000
Tyler, TX (2)			11	91,000
North Little Rock, AR (2)			2	17,100
El Dorado, AR (2)			3	20,000
Mount Pleasant, TX	7	175,000	3	10,000
Total	29	429,000	27	198,100

(1)	Excludes approximately 10,000 barrels of shell capacity that is currently not in service.

(2)
See "—Pipelines and Transportation Segment—Tyler-Big Sandy Pipeline," "—Pipelines and Transportation Segment—Tyler Tank Assets," "—Pipelines and Transportation Segment—North Little Rock Tanks" and "—Pipelines and Transportation Segment—El Dorado Tank Assets," above for a discussion of the storage tanks associated with these terminals.

The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended
	December 31,
	2015	2014	2013
Throughput (average bpd):
Big Sandy, TX (1)	7,135	1,760	—
Memphis, TN	7,616	9,616	9,575
Nashville, TN	9,440	6,376	6,270
Tyler, TX (2)	61,051	61,501	55,686
El Dorado, AR (3)	10,363	9,807	—
North Little Rock, AR (4)	9,853	7,324	3,907
Mount Pleasant, TX (5)	1,056	417	—
Total (average bpd)	106,514	96,801	75,438

(1)	The Big Sandy Terminal was idle for the majority of the year ended December 31, 2013.

(2)	Throughputs for the year ended December 31, 2013 are for the 159 days the Partnership owned the Tyler Terminal in 2013.

(3)	Throughputs for the year ended December 31, 2014 are for the 324 days the Partnership owned the El Dorado Terminal in 2014.

(4)	Throughputs for the year ended December 31, 2013 are for the 69 days the Partnership owned the North Little Rock Terminal in 2013.

(5)	Throughputs for the year ended December 31, 2014 are for the 92 days the Partnership operated the Mount Pleasant Terminal in 2014.

Commercial Agreements

Commercial Agreements with Delek

The Partnership has various agreements with Delek, the majority of which are structured as long-term, fee-based commercial agreements under which we provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek. These agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted. Exceptions to this requirement that Delek make minimum payments under a given agreement may exist under certain of these agreements if (i) there is an event of force majeure affecting our asset, or (ii) after the first three years of the applicable commercial agreement's term (a) there is an event of force majeure affecting the applicable Delek asset or (b) if Delek shuts down the applicable refinery upon giving 12 months' notice, which such notice may only be given after the first two years of the applicable commercial agreement's term. In addition, Delek may terminate any of these agreements under certain circumstances.

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
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek.

Other Agreements with Delek

In addition to the commercial agreements described above, the Partnership has entered into the following agreement with Delek:

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, Delek Logistics Operating LLC ("OpCo") and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions from Delek (collectively, the "Omnibus Agreement"). The third amended and restated omnibus agreement, entered into effective March 31, 2015 provided for the following: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly. The Partnership entered into an amendment to the third amended and restated omnibus agreement on August 3, 2015, with an effective date of April 1, 2015 to eliminate a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership. The third amended and restated omnibus agreement between the Partnership, Delek and the general partner, as amended, is referred to as the "Third Restated Omnibus Agreement".

Other Agreements with Third Parties

Paline Pipeline System Capacity Reservation. Effective January 1, 2015, we entered into separate agreements with two unrelated third parties for such parties to reserve certain capacity on the Paline Pipeline. See Item 1, "Business—2015 Developments—Paline Pipeline Capacity Reservation" for additional information on these agreements.

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and Delek for sale and exchange to third parties at our San Angelo and Abilene, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in west Texas are on a wholesale basis. The majority of the petroleum products we sell in west Texas are purchased from Noble Petro. Under the terms of the Abilene Contract with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products. Under this contract, we purchase petroleum products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. Under this arrangement, we have limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. The Abilene Contract expires in December 2017 and does not have a renewal option.

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

Customers

We are dependent upon Delek as our primary customer and the loss of Delek as a customer would have an adverse effect on both of our operating segments. We derive a substantial majority of our gross margin, which is defined as net sales less cost of goods sold, from fee-based commercial agreements with Delek or as a direct result of its operations. For more information pertaining to these agreements, please see "—Commercial Agreements." We also have other customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies, and independent retail fuel operators.

Major Customers

Sunoco LP accounted for 16.2%, 23.3% and 17.7% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Delek, directly or indirectly, accounted for 24.2%, 13.6% and 8.6% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. However, we believe that gross margin is a better measure of performance of our business than revenue, particularly in our wholesale marketing and terminalling segment, as total revenue varies with the price of the underlying product, such as a gallon of finished product. Accordingly, we believe that, for the purpose of evaluating our business on a customer-specific basis, gross margin is a more accurate indicator to reflect the importance of certain customers to our operations. Delek, directly or indirectly, accounted for 90.0%, 76.6%, and 79.5% of our gross margin for the years ended December 31, 2015, 2014 and 2013, respectively.

Competition

Pipelines and Transportation

Our business in this segment primarily consists of gathering, transporting and storing crude oil, intermediate and finished products for Delek and third parties, especially other refiners. We face competition for the transportation and storage of crude oil from other pipeline owners whose pipelines or storage facilities (i) may have a location advantage over our pipelines or storage facilities, (ii) may be able to transport or store more desirable crude oil or finished products to Delek or to third parties, (iii) may be able to transport or store crude oil or finished product at a lower rate, or (iv) may be able to store more crude oil or finished product. Any or all such factors could cause Delek or our third-party customers to reduce throughput to a level that is below the minimum throughput commitments established in any contracts we may have with them or determine not to renew such contracts when the term expires.

As a result of our physical integration with Delek's El Dorado Refinery and our contractual relationships with Delek relative to the El Dorado Refinery, we do not believe that we will face significant competition for the transportation of crude oil or refined products to or from the El Dorado Refinery, particularly during the term of our Lion Pipeline System, SALA Gathering System, El Dorado Tank Assets and El Dorado Assets agreements with Delek. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek.

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

Pursuant to an exclusive 10-year marketing agreement with Delek, the initial term of which expires in 2022, we market 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke). As a result, we do not believe that we will face significant competition for these services from third parties. In addition, as a result of our physical integration with the Tyler Refinery and our contractual relationships with Delek relative to the Tyler Refinery, we do not believe that we will face significant competition for the storage or throughput of intermediate or refined products at the Tyler Refinery, particularly during the term of our agreements with Delek. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. Should Delek's wholesale customers, however, reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell under the aforementioned agreement could decrease below the minimum volume commitment under the contract. Delek's Tyler Refinery is the only full-range product supplier within 100 miles; therefore, we believe its location gives the Tyler Refinery a natural advantage over more distant competitors.

Governmental Regulation and Environmental Matters

Rate Regulation of Petroleum Pipelines

The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission, and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of the FERC's tariff requirements but comply with other applicable regulatory requirements.

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly such assets may be subject to additional regulation by the applicable governmental authorities in those states. Without limitation, certain of our pipeline assets in Texas are operated under Texas Railroad Commission regulation and subject to filed tariffs with that agency. See Item 1, "Business—Pipelines and Transportation—Greenville-Mount Pleasant Pipeline and Greenville Storage Facility" for additional information on these tariffs. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and generally resolve shipper complaints informally.

Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide, for which we do not have a tariff on file at the FERC, is within its jurisdiction. If the FERC were successful with any such assertion, the FERC's ratemaking methodologies may subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by FERC as discussed above in Item 1, "Business—Pipelines and Transportation—East Texas Crude Logistics System." If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to FERC tariff filing requirements and other regulatory requirements for the provision of transportation service.

Department of Transportation

The Pipeline and Hazardous Materials Safety Administration ("PHMSA") of the United States Department of Transportation ("DOT") regulates the design, construction, testing, operation, maintenance, reporting and emergency response of crude oil, petroleum products and other hazardous liquids pipelines and other facilities, including certain tank facilities used in the transportation of such liquids. These requirements are complex, subject to change and, in certain cases, can be costly to comply with. We believe our operations are in substantial compliance with these regulations but cannot assure you substantial expenditures on our part will not be required to remain in compliance. Moreover, certain of these rules are difficult to insure adequately and we cannot assure you that we will have adequate insurance to address costs and damages from any noncompliance.

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

The Federal Motor Carrier Safety Administration of the DOT regulates safety standards and monitors drivers and equipment of commercial motor carrier fleets. Such standards include vehicle and maintenance inspection requirements, limitations on the number of hours drivers may operate vehicles, and financial responsibility requirements. We believe that the operations of our fleet of crude oil and finished products truck transports are substantially in compliance with these regulations and safety requirements.

Environmental Health and Safety

We are subject to extensive and periodically changing federal, state and local laws and regulations relating to the protection of the environment, health and safety. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination and the protection of workers and the public. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal. These laws and permits may become the basis for future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed or are assigned responsibility.

We believe that our current operations are in substantial compliance with existing environmental, health and safety requirements. However, these laws and regulations are subject to changes by regulatory authorities, or to changes in the interpretation of such laws and regulations, by regulatory or judicial authorities. The legislative and regulatory trend has been to place increasingly stringent restrictions and limitations on activities that may affect the environment. Continued and future compliance with such laws and regulations may require us to incur significant expenditures. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage, or natural resources damages. See "—Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures.

Indemnification

Under the Omnibus Agreement, Delek has agreed to indemnify us for certain environmental matters associated with the ownership of our assets at or before the closing of our initial public offering (the "Offering") and subsequent acquisitions from Delek.

Air Emissions and Climate Change

Our operations are subject to the United States Clean Air Act and its regulations and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies. Any such future obligations may require us to incur significant additional capital or operating costs. These air emissions requirements also affect Delek's refineries, from which we receive a substantial portion of our revenues. In the future, Delek may be required to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Delek, they could have a material effect on our business and results of operations.

In addition, on April 17, 2012, the EPA issued final rules that subject oil and natural gas operations, including production, processing, transmission, and storage to regulation under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) programs. The finalized regulations establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. In addition, in September 2015, the EPA published proposed updates to new source performance standard requirements that would impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations. We do not expect these rules to have a significant impact on our business.

Currently, various legislative and regulatory measures to address greenhouse gas ("GHG") emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements effective in January 2010 to report emissions of greenhouse gases to the EPA beginning in 2011, proposed federal regulation (and, from time to time, federal legislation) as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions or those of Delek. None of our facilities is presently subject to the federal greenhouse gas reporting rule or the greenhouse gas “tailoring” rule, which subjects certain facilities to the additional permitting obligations under the NSR/PSD and Title V programs of the Clean Air Act based on a facility’s greenhouse gas emissions.

As such, we do not expect any substantial impacts from the tailoring rule on our facilities. New or modified legislation or regulation requiring reductions in greenhouse gas emissions from our facilities could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect Delek’s refinery operations and may have an indirect effect on our business, financial condition and results of operations. For more information, please see "Item 1A. Risk Factors—Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products and services."

On October 23, 2015, the EPA published as a final rule the Clean Power Plan, which sets performance rates for GHG emissions from power generating units firing coal, oil or natural gas. While we do not operate power plants governed by this final rule, it remains unclear what impact the rule may have on demand for oil, coal, natural gas and renewable energy sources, including crude oil and refined products transported and stored by us. These and other GHG-related requirements that disproportionately affect the cost of energy from oil in comparison to competing energy sources could affect demand for our services. The U.S. Supreme Court recently stayed the Clean Power Plan final rule until pending legal challenges are resolved.

Renewable Fuel Standard

The Energy Independence and Security Act of 2007 ("EISA") was enacted into federal law in December 2007 creating the Renewable Fuel Standard - 2 (RFS-2) rule, requiring the amounts of renewable fuel sold or introduced in the United States to reach 36 billion gallons by 2022. The EPA has not finalized future volume requirements beyond 2016. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.

Hazardous Substances and Waste

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into water or soils, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), which is also known as Superfund and comparable state laws impose liability without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites.

We also generate small quantities of solid wastes, including hazardous wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), and comparable state laws. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes.

However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our and our competitors’ maintenance capital expenditures and operating expenses.

We currently own and lease, and Delek has in the past owned and leased, properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent future contamination.

Water

Our operations can result in the discharge of pollutants, including crude oil and refined products. Several of our pipelines and terminals are located near, or cross under or over, environmentally sensitive waters such as streams, creeks, rivers, lakes and wetlands. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions of the Oil Pollution Act of 1990 (the "OPA"), the Water Pollution Control Act of 1972 (the "Clean Water Act") and related state requirements. These requirements subject owners of covered facilities to strict, joint, and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar and, in some cases, more stringent laws.

Regulations under the Clean Water Act, the OPA and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture, or leak. For example, the Clean Water Act requires us to maintain spill prevention control and countermeasure plans at many of our facilities. In addition, the OPA requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with the OPA, the Clean Water Act and related regulations. We regularly review and modify our crude oil and refined product spill prevention plans and procedures to help prevent crude oil and refined product releases and to minimize potential impacts should a release occur.

The Clean Water Act also imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Our facilities contract with third parties for wastewater disposal, discharge to local Publicly Owned Treatment Works (POTW), or discharge under the terms of a National Pollutant Discharge Elimination System (NPDES) permit for wastewater and stormwater. In the event regulatory requirements change, or interpretations of current requirements change, and our facilities are required to undertake different wastewater management arrangements, we could incur substantial additional costs. The Clean Water Act imposes substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

Employees

We have no employees. Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates, and we believe that our general partner and its non-Partnership affiliates have a satisfactory relationship with those employees.

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. While demand for asphalt products, which are a substantial portion of the El Dorado Refinery's product mix, is also lower in the winter months. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We, believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

Available Information

Our internet website address is www.DelekLogistics.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with (or furnished to) the Securities and Exchange Commission (“SEC”) are available on our internet website (in the “Investor Relations” section) free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charter of the audit committee of the board of directors of our general partner in the same website location. Our governance documents are available in print to any unitholder that makes a written request to Secretary, Delek Logistics, GP, LLC, general partner of Delek Logistics Partners, LP, 7102 Commerce Way, Brentwood, TN 37027.

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

Risks Relating to Our Business

Delek, directly or indirectly, accounts for a substantial majority of our gross and contribution margins. Therefore, we are indirectly subject to the business risks of Delek. If Delek changes their business strategy, fails to satisfy their obligations under our commercial agreements for any reason or significantly reduces the volumes transported through our pipelines or handled at our terminals or its use of our marketing services, our revenues, and, consequently, our margins would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.

Delek, directly or indirectly, accounted for 90.0%, 76.6% and 79.5% of our gross margin for the years ended December 31, 2015, 2014 and 2013, respectively and is the only customer for a substantial majority of our assets. In addition, Delek is, effectively, through its supply and offtake agreement with its assignee, the principal customer for our Lion Pipeline System, our SALA Gathering System and our El Dorado, Memphis and North Little Rock terminals. Please see "Item 1- Business - Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." As we expect to continue to derive the substantial majority of our margins from Delek, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek’s assignees. If Delek were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek’s management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek's obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek. The initial terms for some of these agreements expire in November 2017. If Delek fails to renew these contracts as they come up for renewal or if Delek fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated for any reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek’s or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek and its assignees, including, but not limited to, the following:

•
the timing and extent of changes in the costs and availability of crude oil and other refinery feedstocks (including prolonged periods of low crude oil prices that could impact production of inland crude oil and reduce the amount of cost advantaged crude oil available and/or the discount of such crude oil as compared to other crude oil) and in the price and demand for Delek's refined products;

•	the risk of contract cancellation, non-renewal or failure to perform by Delek’s suppliers or customers, and Delek’s inability to replace such suppliers, contracts, customers and/or revenues;

•	disruptions due to equipment interruption or failure or other events at Delek’s facilities, or at third-party facilities on which Delek’s business is dependent;

•	the effects of economic downturns on Delek’s business and the business of its suppliers, customers, business partners and lenders;

•	Delek’s ability to remain in compliance with its contracts;

•	Delek’s ability to remain in compliance with the terms of its outstanding and any future indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil and refined product inventory levels and carrying costs.

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

Our operations and Delek’s refining operations, some of which have been in service for decades, are subject to many risks and operational hazards, for which we may not be adequately insured, some of which may result in business interruptions and shutdowns of our or Delek’s facilities and liability for damages. If a significant accident or event occurs that results in a business interruption or shutdown, our operations and financial results could be adversely affected.

Our operations are subject to all of the risks and operational hazards inherent in gathering, transporting and storing crude oil and intermediate and refined and other products, including:

•
business interruption due to maintenance and repairs or mechanical or structural failures with respect to our assets, or our facilities or with respect to third-party assets or facilities on which our operations are dependent, including Delek’s assets or facilities;

•	operational errors that result in a loss of physical integrity or performance in our pipelines and facilities;

•	deterioration of the condition of our pipelines and facilities through age, use and disuse;

•	damages to our assets and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•	damages to and loss of availability of interconnecting third-party pipelines, terminals and other means of delivering crude oil, feedstocks and refined petroleum products;

•
the inability of third-party facilities on which our operations are dependent, including Delek’s facilities, to complete capital projects and to restart timely refining operations following a shutdown;

•	curtailments of operations as a result of severe seasonal weather;

•	inadvertent damage to pipelines from construction, farm and utility equipment;

•	constrained pipeline and storage infrastructure;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attacks; and

•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our assets and facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Delek’s refining operations, on which our operations are substantially dependent and over which we have no control, are subject to these and other operational hazards and risks inherent in refining crude oil. A significant accident or event such as described above at Delek’s facilities could damage our assets, expose us to significant liability and could affect Delek’s ability and/or obligation to satisfy the minimum volume commitments under our commercial agreements with Delek, any of which could have a material adverse effect on our business, financial condition and results of operations.

Further, significant portions of our pipeline systems, including our gathering system, and storage and terminalling facilities have been in service for many decades, which could enhance the above risks and operational hazards discussed above. The age and condition of our systems could also result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our systems could adversely affect our business and results of operations and our ability to make cash distributions to our unitholders.

Our insurance policies and other contractual protections from Delek do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

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

In addition, we have experienced releases on several of our pipelines. As a result of these releases and for other reasons, we cannot be assured that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. Furthermore, any loss under the insurance policies experienced by Delek may impact our ability to obtain, renew or arrange for adequate alternative coverage. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.

Under the Third Restated Omnibus Agreement, Delek has also agreed to reimburse us for certain losses related to certain asset failures, which provisions expire at various times depending on the asset involved. See Item 1, "Business--2015 Developments--Other Developments--Omnibus Agreement." However, upon such expiration or if Delek were to default under the Third Restated Omnibus Agreement or otherwise fail to satisfy its obligations to us and insurance coverage was not otherwise available or was otherwise available only at substantial retention levels or cost, we could suffer significant losses that could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to generate sufficient cash flow, our ability to pay quarterly distributions to our common unitholders at all, at current levels or in an amount equal to the minimum quarterly distribution or our ability to increase our quarterly distributions in the future could be impaired materially.

Our ability to pay quarterly distributions (including distributions equal to or in excess of the minimum quarterly distribution) depends primarily on cash flow, including cash flow from operations, cash from financial reserves, cash from credit facilities, and cash from the capital markets, and not solely on profitability, which is affected by non-cash items. As a result, we may pay cash distributions during periods of losses and may be unable to pay cash distributions during periods of income. Our ability to generate sufficient cash flow is largely dependent on our ability to manage our business successfully, but may also be affected by economic financial, competitive, regulatory and other factors beyond our control. For example, we may not be able to obtain debt or equity financing on terms that are favorable to us, if at all, and we may be required to fund our working capital requirements principally with cash generated by our operations and borrowings under our credit facilities and not to increase or pay distributions.

We may not have sufficient available cash each quarter to enable us to pay distributions at current levels or at the minimum quarterly distribution. In addition, even if we are able to make distributions in excess of the minimum quarterly distribution, because the cash we generate will fluctuate from quarter to quarter, quarterly distributions, or any period over period growth in such distributions, may also fluctuate, or even decrease, from quarter to quarter. Any failure to pay distributions at expected levels could result in a loss of investor confidence and a decrease in the trading price of our units.

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection, pipeline integrity and safety that could require us to make substantial expenditures. In addition, our business involves the risks of spills, releases and emission from our facilities, which could require us to make substantial expenditures and subject us to fines and penalties.

Our assets and operations involve the transportation and storage of crude oil and products, which are subject to increasingly stringent and extensive federal, state, and local laws and regulations related to the discharge and remediation of materials in the environment, greenhouse gas emissions, waste management, species and habitat preservation, pollution prevention, pipeline integrity and other safety-related regulations, and characteristics and composition of fuels. These laws and regulations require us to comply with various safety requirements regarding the design, installation, testing, construction, and operational management of certain of our assets. These requirements have raised operating costs and compliance with such laws and regulations may cause us to incur potentially material capital expenditures associated with the construction, maintenance, and upgrading of equipment and facilities. Environmental laws and regulations, in particular, are subject to frequent change, and many of them have become and will continue to become more stringent.

Transportation and storage of crude oil and products involves inherent risks of spills and releases and emissions into the air from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. We have experienced multiple releases and spills from our facilities and are subject to ongoing remediation and/or monitoring projects. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of crude oil and products over water or proximate to navigable bodies of water involves inherent risks (including risks of spills) and could subject us to the provisions of the Oil Pollution Act of 1990 (the "OPA"), the Water Pollution Control Act of 1972 (the "Clean Water Act") and similar state environmental laws should a spill occur from our facilities. See "Item 1-Business-Governmental Regulation and Environmental Matters-Water." Among other things, the OPA requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove to the maximum extent practicable a “worst case discharge.” While our plans are designed to mitigate environmental impacts, such plans may not protect us from all liability associated with the discharge of crude oil or products into navigable waters.

With respect to the releases that have occurred, or for an event that occurs or is discovered in the future, whether in connection with any of our assets, or any other facility to which we send or have sent waste or by-products for treatment or disposal, or a facility or assets that we may acquire from time to time as part of our ongoing growth strategy, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury, property damage and natural resource damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, even if we are insured against such risks, we may be responsible for costs or penalties to the extent our insurers do not fulfill their obligations to us or our insurance policies do not cover such items. Our failure to comply with these or any other environmental, pipeline integrity or safety-related laws or regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. At present, the United States Department of Justice is evaluating an enforcement action on behalf of the Environmental Protection Agency with regard to potential Clean Water Act violations arising from the 2013 release at our Magnolia Station. See "Item 3- Legal Proceedings." In addition, we could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with such laws or regulations in order to bring our assets into compliance. Any such expenses, penalties or liabilities could have a material adverse effect on our business, financial condition or results of operations. While we are entitled to reimbursement or indemnification from Delek for certain environmental liabilities under the Third Restated Omnibus Agreement, such reimbursement or indemnification may not fully cover any damages we may incur or Delek may default on or otherwise fail to satisfy its obligations to us, which could have a material adverse effect on our business, financial condition or results of operations.

Further, certain of our pipeline facilities are subject to the pipeline safety regulations of the PHMSA at the U.S. Department of Transportation ("DOT"). PHMSA regulates the design, construction, testing, operation, maintenance, reporting and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities.

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

A material decrease in wholesale fuel margins or in the quantity of barrels sold to wholesale customers could adversely affect our financial condition, results of operations, cash flows and ability to service our indebtedness.

Our wholesale fuel sales in our west Texas business are made to third party customers. The margins we earn on these sales and the quantity of barrels we sell are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, the price of ethanol and the value of renewable identification numbers ("RINs") we receive from blending renewable fuels. Specifically, among other circumstances, the margins we earn through these activities may be adversely impacted in the event of excess supply of refined products or decreased customer demand. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that we achieve. These and other dynamics may also result in our customers reducing their purchases of product from us in favor of purchasing more product from other refiners or suppliers. Further, decreases in the value of RINs could impact our margins in our wholesale business. In addition, our margins are affected by the price we pay for ethanol, which is blended into certain refined products. We occasionally lock in ethanol prices by committing to purchase ethanol in the future at a certain price. If the spot price for ethanol at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer barrels of product to wholesale customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.

Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Our commercial agreements with Delek and third parties provide that the counterparty may, depending on the commercial agreement, suspend, reduce or terminate its obligations to us under the applicable agreement, including the requirement to pay the fees associated with the applicable minimum volume commitments, in the event of (i) a material breach of the agreement by us, (ii) in the case of Delek, Delek deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, or (iii) the occurrence of certain force majeure events that would prevent us or the third party from performing our or its obligations under the applicable agreement. Force majeure events may include any acts or occurrences that prevent services from being performed either by us or such third party under the applicable agreement, such as:

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

Accordingly, there exists a broad range of events that could result in us being unable to utilize our assets and Delek or its assignee or a third party, as the case may be, no longer having an obligation to meet its minimum volume commitments or pay the amounts otherwise owing under the applicable agreement. Furthermore, a single event relating to one of Delek’s refineries could have such an impact on multiple of our commercial agreements with Delek or its assignee. Any reduction, suspension or termination of any of our commercial agreements could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek, our ability to make distributions to our unitholders may be impaired.

Delek is not obligated to use, or to pay us with respect to our services for volumes of crude oil or refined products in excess of the minimum volume commitments under the various commercial agreements with us. During refinery turnarounds, which typically last 30 to 60 days and are performed every three to five years, and during other planned or unplanned maintenance periods, Delek may only satisfy its minimum volume commitments during such periods with respect to our assets that serve the refinery. In addition, the initial terms of Delek’s obligations under those agreements range from five to ten years unless earlier terminated as described above, with Delek having the option to renew. The initial terms for some of these agreements expire in November 2017. If Delek fails to use our services for volumes of crude oil or refined products in excess of the minimum volume commitments or fails to use our facilities and services after expiration of those agreements, or if Delek terminates those agreements prior to their expiration, and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be impaired.

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

The volumes of crude oil and refined products that we may transport on our pipelines will depend on the volumes of crude oil processed and refined products produced at Delek’s refineries as well as third parties' desire to transport crude on our systems, including our Paline Pipeline. The volumes of crude oil processed and refined products produced depend, in part, on the availability of attractively priced crude oil. For example, if a shipper on one of our pipeline systems is unable to locate or purchase attractively priced crude, which could happen due to a large number of market factors, and their shipments on our system are made in large part because of the pipeline's proximity to such attractively priced crude, then our pipeline may not be utilized. If the capacity of such pipeline is not under contract, or the pipeline is not utilized at all or to its capacity, then our results may be adversely affected. Our Paline Pipeline is such a pipeline. We currently have two separate agreements with unrelated third parties for such parties to reserve capacity of a combined 35,000 bpd on the Paline Pipeline through at least June 2016, with one of the agreements granting us the option to extend the agreement with respect to 10,000 barrels per day until December 31, 2016. However, if, upon expiration of such agreement, market conditions have changed and third parties are no longer interested in transporting crude oil along that route for economic reasons associated with the price of crude or other reasons, then the Paline Pipeline may go unused or underused for a period of time, which could affect our operating results.

Further, in order to maintain or increase production levels at Delek’s refineries, Delek must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significant impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on Delek as a direct or indirect customer. Accordingly, in addition to risks related to accessing, transporting and storing crude oil and refined products, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

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

A portion of our operations are expected to be conducted through joint ventures, over which we do not maintain full control and which have unique risks.

A portion of our operations are expected to be conducted through joint ventures, in which we made our initial investments in 2015. Although the joint ventures have not begun operating their expected logistics assets, the pre-construction and construction process is ongoing. We are able to appoint members to the managing boards of each of the joint ventures and maintain certain rights of approval over certain actions of our partners and/or their affiliates. However, our partners in each of our joint ventures, or their affiliates, serve as, or are responsible for, the contractor and the operator of the joint venture's assets, and we have limited control over the same. In addition we have limited control over the construction and operational budgets or the cash distribution policies of each of the joint ventures.

We share ownership in the joint ventures with partners that may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

Our substantial dependence on Delek's Tyler and El Dorado Refineries as well as the lack of diversification of our assets and geographic locations could adversely affect our ability to make distributions to our common unitholders.

We believe that a substantial majority of our gross and contribution margins for the foreseeable future will be derived from the operation of our pipelines, gathering systems and terminal and storage facilities that support the Tyler and El Dorado Refineries and are primarily located in Arkansas and Texas and, to a lesser degree, Louisiana and Tennessee. Any event that renders either Delek refinery temporarily or permanently unavailable could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of multiple commercial agreements in the affected geographic area. In addition, during planned maintenance periods or a refinery turnaround, we expect that Delek or its assignee may only satisfy its minimum volume commitments with respect to our assets that serve such refinery. Please see “—Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” and “—If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek, our ability to make distributions to our unitholders may be impaired.”

We are exposed to direct commodity price risk and interest rate risk, both of which may increase in the future. We may incur losses as a result of our forward contract activities and derivative transactions.

We typically own and hold a certain amount of inventory of light products in our business with respect to our wholesale marketing business in west Texas. Depending on our ability to sell such inventory and the timing in which we do so, we therefore are exposed to risks related to the volatility of commodity prices in west Texas. Such volatility depends on many factors, including general market conditions and prices, demand for refined products in the west Texas market, the timing of refined product deliveries, and downtime at refineries in the surrounding area. In addition, our actual product acquisitions from suppliers versus the amount we nominated to acquire may result in us being effectively long or short with respect to a given product and thus subject to further commodity price risk. This exposure to the volatility of commodity prices could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

To partially mitigate the risk of various financial exposures inherent in our business, including commodity price risk and interest rate risk, we selectively use derivative financial instruments, such as fuel-related derivative transactions, interest rate swaps and interest rate cap agreements. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value upon termination. The maintenance of required margin accounts and the settlement of derivative contracts at termination could cause us to suffer losses or limit gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales price of wholesale gasoline. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.

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

We can provide no assurance that we will be able to retain or attract third-party revenues, which could limit our ability to grow and increase our dependence on Delek. Our ability to increase our third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. Further, under certain of our commercial agreements with Delek, we may not provide service to third parties with respect to certain assets without Delek’s consent, subject to limited exceptions. Furthermore, to the extent that we have capacity at our refined products terminals available for third-party volumes, competition from other existing or future refined products terminals owned by our competitors may limit our ability to utilize this available capacity.

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

Our pipelines and terminals connect to other pipelines, terminals and facilities owned and operated by unaffiliated third parties. Our shippers often need to use such pipelines, terminals and facilities; however, the continuing operation of such third-party pipelines, terminals and other facilities is not within our control.

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

Similarly, if additional shippers begin transporting volumes of refined products or crude oil over interconnecting pipelines, the allocations to us and other existing shippers on these interconnecting pipelines could be reduced, which could also reduce volumes distributed through our terminals or transported through our crude oil pipelines. Allocation reductions of this nature are not infrequent and are beyond our control. Any significant reduction in volumes could adversely affect our revenues and cash flow and our ability to make distributions to our unitholders.

An interruption or reduction of supply and delivery of refined products to our wholesale marketing business could result in a decline in our sales and profitability.

In our west Texas wholesale marketing business, we primarily sell refined products produced by refineries owned by unaffiliated third parties and Delek. We receive a majority of the products we sell in west Texas under one contract which runs through 2017. The remainder of the barrels sold in west Texas are spot purchased from various suppliers or refiners, including Delek. We could experience an interruption or reduction in the supply or delivery of refined products if our suppliers or the refineries who supply us or our suppliers, partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. An interruption or reduction in the volume of refined products supplied to our wholesale business could adversely affect our sales and profitability.

We are exposed to the credit risks and certain other risks of our key customers and other contractual counterparties, including Delek and its assignees, and any material nonpayment or nonperformance by our key customers or other counterparties could adversely affect our business, financial condition, results of operations and our ability to make distributions to our unitholders.

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other contractual counterparties. Any material nonpayment or nonperformance or default by our key customers or other contractual counterparties, including Delek or its assignees, could adversely affect our business, financial condition, results of operations and our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks. Any loss of our key customers, including Delek, could adversely affect our business, financial condition, results of operations and our ability to make distributions to our unitholders.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

Our revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;

•	incur certain liens on assets;

•	dispose of assets;

•	make certain cash distributions or redeem or repurchase units;

•	change the nature of our business;

•	engage in certain mergers or acquisitions or make certain investments (including joint ventures); and

•	enter into certain transactions with affiliates.

Our credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. In addition, our credit facility contains events of default customary for agreements of this nature, including the occurrence of a change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of our general partner, (ii) Delek Logistics GP, LLC ceases to be our sole general partner, or (iii) we fail to own and control legally and beneficially 100% of the equity interests of any other borrower under our credit facility, unless otherwise permitted thereunder).

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

As of December 31, 2015, we had approximately $351.6 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility. Our level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•
our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flows required to make payments on our debt and any interest thereon;

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

Transportation on certain of our pipelines is subject to federal or state rate and service regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders. In addition, certain of our other contracts are eligible for fee increases tied to other inflationary indexes, which could adversely affect our operations and cash flows available for distribution to our unitholders

Certain of our pipelines provide services that may be subject to regulation by the FERC, under the ICA, the Energy Policy Act of 1992 and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. The FERC's primary rate-making authority is currently price-indexing; if the methodology changes, the new methodology may result in tariffs that generate lower revenues and cash flows. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum available rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. We note that the FERC index has been set at a level for the period from 2016-2021 that is lower than that which was in effect from 2010-2015; this is likely to result in lower annual rate increases for the coming 2016-2021 period for our transportation and other rates that are subject to the FERC index for annual adjustments, compared to the previous five year period.

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

While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide is within its jurisdiction. If the FERC were successful with any such assertion, its rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by FERC. If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to FERC tariff filing requirements and other regulatory requirements for the provision of transportation service. If we file tariffs, we may be required to provide a cost justification for the transportation charge. We would also be required to provide service to all prospective shippers making reasonable requests for service without undue discrimination and to operate in a manner that does not provide any undue preference to shippers. The rates under such tariffs may be insufficient to allow us to recover fully our cost of providing service on the affected pipelines, which could adversely affect our business, financial condition and results of operations. In addition, regulation by the FERC may subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints, and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.

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

In addition, the fees we charge on certain of our other contracts not involving regulated or other pipelines are also subject to change based on inflation based indices, such as certain sub-indices of the producer price index or the consumer price index. If the index rises we will be able to increase our rates. However, if the index falls, we will be required to reduce our rates.

Delek’s level of indebtedness, the terms of its borrowings and any potential future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our ability to obtain credit in the future and our potential future credit rating may also be affected by Delek’s level of indebtedness and creditworthiness.

Delek must devote a substantial portion of its cash flows from operations to service its debt and lease obligations, thereby reducing the availability of its cash flows to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities that would expand its needs for logistics operations. Furthermore, a higher level of indebtedness at Delek increases the risk that it may default on its obligations, including commercial agreements with us. The covenants contained in the agreements governing Delek’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, Delek’s indebtedness requires that any transactions it enters into with us must be on terms no less favorable to Delek than those that could have been obtained with an unrelated person. There is also the risk that if Delek were to default under certain of its debt obligations, Delek’s creditors would attempt to assert claims against our assets during the litigation of their claims against Delek. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.

Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we may be indirectly affected by certain prohibitions and limitations contained therein. Due to its ownership and control of our general partner, Delek has the ability to prevent us from taking actions that would cause Delek to violate any covenants in its credit arrangements, or otherwise to be in default under any of its credit arrangements. In deciding whether to prevent us from taking any such action, Delek will have no fiduciary duty to us or our unitholders. Delek’s compliance with the covenants in its credit arrangements may restrict our ability to undertake certain actions that might otherwise be considered beneficial, including borrowing under our credit facility.

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

None of our or Delek’s debt is presently rated by any credit rating agencies. If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage or any future credit rating of Delek, as credit rating agencies may consider the leverage and credit profile of Delek and its affiliates because of their ownership interest in and control of us and because Delek accounts for a substantial majority of our contribution margin. Any adverse effect on our potential credit rating could increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.

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

If we are unable to make investments in joint ventures or acquisitions on economically acceptable terms from Delek or third parties, our future growth could be limited, and any investments or acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions or invest in joint ventures that result in an increase in cash flow. If we are unable to make acquisitions from Delek or third parties or invest in joint ventures, because we are unable to identify attractive acquisition or project candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions or investments on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders may be limited. Furthermore, even if we do consummate acquisitions or investments in joint ventures that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition or investment involves potential risks, including, among other things:

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

If we consummate any future acquisitions or investments in joint ventures, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

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

The expansion of existing assets and construction of new assets, including through joint venture investments, may not result in revenue increases and will be subject to regulatory, environmental, political, legal, economic and other risks, which could adversely affect our results of operations and financial condition.

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets, including through investments in joint ventures. The construction of a new pipeline or terminal or the expansion of an existing pipeline or terminal involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we, or joint ventures we invest in, undertake these types of projects, they may not be completed on schedule or at all or at the budgeted cost. Moreover, we, or the joint ventures we invest in, may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if such commitments are received, an increase in revenue may not be realized for an extended period of time. For instance, if we build, or invest in a joint venture that builds, a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project, if at all. In addition, we, or the joint ventures we invest in, may construct facilities to capture anticipated future growth in production in a region or gain access to crude supplies at lower costs and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve the expected return on investment, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

We do not own all of the land on which most of our pipelines and several of our facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which most of our pipelines, tank farms, and terminal facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases, if such rights-of-way or leases lapse or terminate or if our facilities are not properly located within the boundaries of such leases or rights-of-way. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies and some of those agreements may grant us those rights for only a specific period of time. Our loss of such rights, through our inability to renew any rights-of-way contracts, or a significant increase in the costs of these rights, could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.

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

In December 2009, the EPA published its findings that emissions of greenhouse gases, or GHGs, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”)

and Title V permitting programs. In addition, the EPA expanded its existing GHG emissions reporting rule to include onshore oil and natural gas processing, transmission, storage, and distribution activities, beginning in 2012 for emissions occurring in 2011. On October 23, 2015, the EPA published as a final rule the Clean Power Plan, which sets performance rates for GHG emissions from power generating units firing coal, oil or natural gas. On February 9, 2016, the United States Supreme Court issued a decision to stay the rule until legal issues are resolved. While we do not operate power plants governed by this final rule, it remains unclear what impact the rule may have on demand for oil, coal, natural gas and renewable energy sources, including crude oil and refined products transported and stored by us. Recently, the U.S. Supreme Court stayed the Clean Power Plan final rule until pending legal challenges are resolved. Congress has also from time to time considered legislation to reduce emissions of GHGs. Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement will be open for signing on April 22, 2016 and will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years, beginning in 2020. Although it is not possible to predict the requirements of any GHG legislation or regulations that may be enacted or promulgated, any laws or regulations that may be adopted to restrict or reduce GHG emissions may require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs could have a material adverse effect on our business, financial condition or results of operations. Moreover, GHG regulation could also impact the consumption of refined products, thereby affecting the demand for our services.

In 2010, the EPA and the National Highway Transportation Safety Administration (NHTSA) finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek’s refineries and convenience stores, which could adversely impact our business, results of operations and cash flows.

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

The U.S. Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is comprehensive financial reform legislation that, among other things, establishes new federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. The Dodd-Frank Act was enacted in 2010, and the Commodity Futures Trading Commission (“CFTC”), and the SEC, along with certain other regulators, have promulgated final rules to implement many of the Dodd-Frank Act’s provisions relating to over-the-counter derivatives. Most of these rules have been finalized, while others have not; as a result, the final form and timing of the implementation of certain parts of the regulatory regime affecting commodity derivatives remains uncertain. Among other consequences of the new regulations, entities that enter into derivatives (including futures and exchange-traded and over-the-counter swaps) are expected to be subject to aggregate position limits for certain futures, options and swaps (under a pending regulatory proposal that is not yet final), and are currently subject to recordkeeping and reporting requirements. There can be no assurance that, when fully implemented, this regulatory regime will not have a material adverse effect on our ability to hedge our exposure to commodity prices, interest rates, and other risks to the extent that we use derivatives to do so.

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

Risks Relating to Our Partnership Structure

Our general partner and its affiliates, including Delek and the Individual GP Owners, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.

Delek controls our general partner and appoints all of the officers and directors of our general partner. In addition, three members of the board of directors of our general partner, each of whom also serve as executive officers of Delek, own a small percentage of our general partner (the "Individual GP Owners"). See "Item 10 - Directors, Executive Officers and Corporate Governance." All of the officers and three of the directors of our general partner (who are also the three Individual GP Owners) are also officers and/or directors of Delek. Although our general partner has a contractual obligation to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Delek.

Conflicts of interest will arise from time to time between Delek, the Individual GP Owners, and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Delek and the Individual GP Owners over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

•
Delek, as our primary customer, has an economic incentive to cause us not to seek higher service fees, even if such higher fees could be obtained in arm’s-length, third-party transactions. Furthermore, under many of our commercial agreements with them, Delek’s consent is required before we may enter into an agreement with any third party with respect to certain of our assets, including those that serve the El Dorado and Tyler Refineries, and Delek has an incentive to cause us not to pursue such third-party contracts in certain circumstances.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Delek, in resolving conflicts of interest.

•
All of the officers and three of the directors of our general partner (who are also the three Individual GP Owners) are also officers and/or directors of Delek and owe fiduciary duties to Delek. These officers will also devote significant time to the business of Delek and will be compensated by Delek accordingly.

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

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders.

•	Our general partner determines which costs incurred by it are reimbursable by us.

•
Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on their common units or to make incentive distributions.

•
Our partnership agreement permits us to classify up to $25.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our general partner units or to our general partner in respect of the incentive distribution rights.

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

•
Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including Delek’s obligations under the Third Restated Omnibus Agreement and its commercial agreements with us.

•	Our general partner decides whether to retain separate counsel, accountants or other advisers to perform services for us.

•	Our general partner may transfer its incentive distribution rights without unitholder approval.

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

Delek may compete with us.

Delek may compete with us. Under the Third Restated Omnibus Agreement, Delek and its affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Delek. This restriction, however, does not apply to:

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

We have adopted certain requirements regarding those investors who may own our common units. Eligible holders are limited partners whose (i) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that provide services that are subject to regulation by the FERC or an analogous regulatory body and (ii) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If you are not an eligible holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

We expect that we will distribute all of our available cash quarterly to our unitholders and, to the extent not otherwise reserved for, will rely primarily upon cash flows from operations, borrowings under the Amended and Restated Credit Agreement and potential future issuances of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow.

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

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of the Partnership, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

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

Prior to making any distribution on our common limited partner units, we will reimburse our general partner and its affiliates, including Delek, for costs and expenses they incur and payments they make on our behalf. Under the Omnibus Agreement, we will pay Delek an annual fee and reimburse Delek and its subsidiaries for Delek’s provision of various centralized corporate services. Additionally, we will reimburse Delek for direct or allocated costs and expenses incurred on our behalf, including administrative costs, such as compensation expense for those persons who provide services necessary to run our business, and insurance expenses. We also expect to incur incremental annual general and administrative expense as a result of being a publicly traded partnership. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

Holders of our common limited partner units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by the members of the general partner, which currently consist of Delek and Messrs. Yemin, Ginzburg and Green. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common limited partner units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Even if holders of our common limited partner units are dissatisfied, they cannot remove our general partner without its consent.

Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates, including Delek, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 26, 2016, Delek owned 61.0% of our outstanding common limited partner units.

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

Delek holds 14,798,516 common limited partner units. In addition, we have agreed to provide Delek with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek. At February 26, 2016, Delek owned 14,798,516 common limited partner units, or 61.0% of our total outstanding common limited partner units.

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

In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the incentive distribution rights will be entitled to receive, in the aggregate, the number of common limited partner units equal to that number of common limited partner units which would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in the prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain its general partner interest in us that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not otherwise be sufficiently accretive to cash distributions per common unit. It is possible, however, that our general partner or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued common limited partner units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common limited partner units to our general partner or its transferee in connection with resetting the target distribution levels.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common limited partner units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time members of the U.S. Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. Additionally, on May 6, 2015, the IRS and the U.S. Department of the Treasury published proposed regulations that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, or whether proposed regulations, once issued in final form, will materially change interpretations of the current law, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common limited partner units.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a material adverse effect on the market for our common limited partner units and the price at which they trade. In addition, our costs of any contest with the IRS would be borne indirectly by our unitholders and our general partner because the costs would likely reduce our cash available for distribution.

Tax gain or loss on the disposition of our common limited partner units could be more or less than expected.

If any of our unitholders sells their common limited partner units, such unitholders must recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and such unitholder's tax basis in those common limited partner units. Because distributions in excess of such unitholder's allocable share of our net taxable income decrease such unitholder's tax basis in such unitholder's common limited partner units, the amount, if any, of such prior excess distributions with respect to the common limited partner units such unitholder sells will, in effect, become taxable income to such unitholder if it sells such common limited partner units at a price greater than its tax basis in those common limited partner units, even if the price such unitholder receives is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of such unitholder's common limited partner units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells their common limited partner units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Our counsel has not rendered an opinion with respect to whether our monthly convention for allocating taxable income and losses is permitted by existing Treasury Regulations.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders would be reduced, perhaps substantially.

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

We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common limited partner units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common limited partner units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

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

In addition to federal income taxes, our unitholders may be subject to other taxes, including state and local income, franchise, unincorporated business, estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if such unitholders do not live or otherwise do business in any of those jurisdictions. Our unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in Arkansas, Louisiana, Oklahoma, Tennessee and Texas. Many of these states impose a personal income tax on individuals, and each state imposes an income or similar tax on corporations and certain other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that may impose personal income taxes or other state or local taxes on our unitholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal assets, as of December 31, 2015, have been described in Item 1—Business—Pipelines and Transportation and Item 1—Business—Wholesale Marketing and Terminalling. We believe that our assets are adequate for our operations and adequately maintained.

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

We believe that we are the owner of valid easement rights and rights-of-way or fee ownership or leasehold interests to the lands on which our assets are located. Under the Omnibus Agreement, Delek has agreed to indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business, in each case, that are identified prior to the relevant date in the Omnibus Agreement, subject to an annual deductible. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Facilities

Our Nettleton Station and our Bradford Station are located on properties that are owned by third parties in which we have leasehold interests. Our North Little Rock Terminal, our El Dorado Terminal and tank farm, our Tyler Terminal and tank farm, the El Dorado Offloading Racks and the Tyler Crude Tank are located on property leased by third parties, including Delek.

Liens and Encumbrances

The majority of the assets described above are pledged under and encumbered by our credit agreement. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Corporate Headquarters

Delek leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet and expires in April 2022. We pay Delek a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read "Item 1—Business—Commercial Agreements—Other Agreements with Delek—Omnibus Agreement."

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims, whether regulatory or other, arising out of our operations in the normal course of business, we do not believe that we are currently a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. However, in June 2015, the United States Department of Justice ("DOJ") notified the Partnership that it was evaluating an enforcement action on behalf of the United States Environmental Protection Agency with regard to potential Clean Water Act violations arising from the March 2013 release at our Magnolia Station. The DOJ visited the Magnolia Station in July 2015 and we continue to work with them and respond to their information requests. However, no specific claim for penalties or affirmative relief has been made as of this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unit Price and Cash Distributions

Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our partnership agreement. Our common units began trading on the NYSE under the symbol "DKL" on November 2, 2012. Prior to that time, there was no public market for our common units. There were three holders of record of our common units held by the public as of February 26, 2016. In addition, as of February 26, 2016, Delek and its affiliates owned 14,798,516 of our common units and 495,445 of our general partner units (the 2% general partner interest), which together constitute a 61.7% ownership interest in us.

The following table sets forth the range of the daily high and low sales prices per common unit for each quarterly period and the cash distributions to common unitholders with respect to each quarterly period during the years ended December 31, 2015 and December 31, 2014.

Quarter Ended	High Sales Price	Low Sales Price	Quarterly Cash Distribution per Limited Partner Unit (1)	Distribution Date	Record Date
December 31, 2015	$38.00	$28.05	$0.590	February 12, 2016	February 5, 2016
September 30, 2015	$48.46	$29.29	$0.570	November 13, 2015	November 6, 2015
June 30, 2015	$47.55	$30.69	$0.550	August 14, 2015	August 6, 2015
March 31, 2015	$44.96	$33.30	$0.530	May 14, 2015	May 4, 2015
December 31, 2014	$43.51	$30.16	$0.510	February 13, 2015	February 6, 2015
September 30, 2014	$45.00	$32.52	$0.490	November 14, 2014	November 6, 2014
June 30, 2014	$36.20	$30.69	$0.475	August 14, 2014	August 7, 2014
March 31, 2014	$35.24	$31.26	$0.425	May 14, 2014	May 6, 2014

(1)	Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our partnership agreement.

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

Intent to Distribute the Minimum Quarterly Distribution

We intend to pay a quarterly distribution of at least $0.375 per unit per quarter, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, we do not have a legal obligation to pay this distribution. The amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

General Partner Interest and Incentive Distribution Rights

Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 495,445 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.

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

Expiration of Subordination Period

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015, and confirmation by the board of directors of our general partner based on the recommendation of the conflicts committee, on February 25, 2016, the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into one common unit. The converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

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

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 11, 2015	703	$43.76	$30,765
December 14, 2015	443	$34.26	$15,161
December 15, 2015	102	$34.26	$3,496

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2015. The selected historical consolidated financial data for the year ended December 31, 2011 is derived from audited consolidated financial statements of Delek Logistics Partners, LP Predecessor (the "DKL Predecessor"). The selected historical financial data for the 2012 period presented through November 6, 2012 is derived from consolidated financial results of the DKL Predecessor, and the period beginning November 7, 2012 is derived from consolidated financial results of Delek Logistics Partners, LP (the "Partnership"). All financial results have also been adjusted for subsequent transactions with predecessors as noted below.

The Partnership entered into various transactions with Delek and our general partner during the years ended December 31, 2015, 2014 and 2013 pursuant to which we acquired the following assets from Delek:

•
two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek's El Dorado Refinery (the "El Dorado Refinery")and related ancillary assets (the “El Dorado Assets”) effective March 31, 2015, (such transaction, the "El Dorado Offloading Racks Acquisition");

•
a crude oil storage tank (the "Tyler Crude Tank") with a shell capacity of approximately 350,000 barrels located adjacent to Delek's Tyler Refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") effective March 31, 2015, (such transaction, the "Tyler Crude Tank Acquisition"); the Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

•
a refined products terminal (the “El Dorado Terminal”) located at the El Dorado Refinery and (ii) 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and, together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery effective February 4, 2014, (such transaction, the “El Dorado Acquisition”).

•
a refined products terminal (the “Tyler Terminal”) located at the Tyler Refinery and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and, together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery, effective July 26, 2013 (such transaction, the “Tyler Acquisition”).

The El Dorado Offloading Racks Acquisition, the Tyler Crude Tank Acquisition, the El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control; such acquisitions hereinafter collectively referred to as the "Acquisitions from Delek." As entities under common control with Delek, transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Delek prior to the effective date of each acquisition for all periods presented. We refer to the DKL Predecessor and, prior to each acquisition date, the Acquisitions from Delek collectively as our “Predecessors.”

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

	Year Ended December 31,
	2015 (3)	2014 (3)	2013 (3)	2012 (2)	2011 (1)(2)
				Predecessors	Predecessors
Statements of Income and Other Comprehensive Income Data:	(In thousands, except units and per unit data)
Net sales	$589,669	$841,253	$907,428	$1,022,586	$744,079
Operating costs and expenses	512,407	762,407	868,697	1,020,062	737,207
Operating income	77,262	78,846	38,731	2,524	6,872
Non-operating costs and expenses	11,246	8,656	4,570	2,682	2,011
Income (loss) before income tax (benefit) expense	66,016	70,190	34,161	(158)	4,861
Income tax (benefit) expense	(195)	132	757	(14,024)	5,363
Net income (loss)	66,211	70,058	33,404	13,866	(502)
Less: (Loss) income attributable to Predecessors	(637)	(1,939)	(14,426)	5,456	(502)
Net income attributable to partners	$66,848	$71,997	$47,830	$8,410	$—

Less: General partners' interest in net income (2%)	5,163	2,366	957
Limited partners' interest in net income	$61,685	$69,631	$46,873
Net income per limited partner unit:
Common - (basic)	$2.55	$2.88	$1.95
Common - (diluted)	$2.52	$2.85	$1.93
Subordinated - Delek (basic and diluted)	$2.54	$2.88	$1.95
Weighted average limited partner units outstanding:
Common units - (basic)	12,237,154	12,171,548	12,025,249
Common units - (diluted)	12,356,914	12,302,629	12,148,774
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

(1)
Financial information and operating information (other than information relating to operations in east and west Texas) for the year ended December 31, 2011 is for the 247 days and 12 days Delek operated the El Dorado Refinery and Paline Pipeline System, respectively, in 2011.

(2)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and subsequent acquisitions from Delek, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

(3)	The information presented includes the results of operations of the Logistics Assets Predecessor.

	Year Ended December 31,
	2015	2014	2013	2012	2011
				Predecessors	Predecessors
Balance Sheet Data:	(In thousands)
Property, plant and equipment, net	$253,848	$254,779	$242,512	$220,566	$178,756
Total assets	375,288	331,286	319,350	312,825	244,903
Total debt, including current maturities	351,600	251,750	164,800	90,000	30,300
Total liabilities	386,306	291,505	214,142	146,092	96,579
Total (deficit) equity	(11,018)	39,781	105,208	166,733	148,324

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us" "our," or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP and its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

On July 26, 2013, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP ("Delek Logistics Marketing"), acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and, together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).

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

On March 31, 2015, the Partnership, through Delek Logistics Marketing, acquired from Delek a crude oil storage tank located adjacent to the Tyler Refinery (the "Tyler Crude Tank") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is expected to primarily support the Tyler Refinery. The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

The Tyler Acquisition, the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter collectively referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include: (i) the historical results of the Tyler Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through July 26, 2013 (the "Tyler Predecessor"), (ii) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor"), (iii) the historical results of the El Dorado Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "El Dorado Assets Predecessor") and (iv) the historical results of the Tyler Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as the "Logistics Assets Predecessor." We refer to the historical results of the Tyler Predecessor, the El Dorado Predecessor, the El Dorado Assets Predecessor and the Tyler Assets Predecessor collectively as our "Predecessors."

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

•
the age and condition of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, costs, penalties, regulatory or legal actions and other effects related to spills, releases and tank failures;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for refined products;

•	the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to sell in our west Texas wholesale business;

•	the suspension, reduction or termination of Delek's or its assignees' or any third-party's obligations under our commercial agreements;

•	the ability to secure commercial agreements from Delek or third parties upon expiration of existing agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	the results of our investments in joint ventures;

•	changes in the availability and cost of capital of debt and equity financing;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

•
the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") and those relating to environmental protection, pipeline integrity and safety;

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

Business Overview

The Partnership primarily owns and operates crude oil and intermediate and refined products logistics and marketing assets. We gather, transport and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek and third parties. A substantial majority of our existing assets are both integral to and dependent upon the success of Delek’s refining operations as many of our assets are contracted exclusively to Delek in support of its Tyler and El Dorado Refineries.

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

Recent Developments

Paline Pipeline Capacity Reservation

Effective January 1, 2015, we entered into separate agreements with two unrelated third parties for such parties to reserve certain capacity on the Paline Pipeline. See Item 1, "Business—2015 Developments—Paline Pipeline Capacity Reservation" for additional information on these agreements.

Acquisitions

On March 31, 2015, we completed the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. See Item 1, "Business—2015 Developments—Acquisitions" for additional information on these acquisitions.

Other Developments

Inflation Adjustments. The tariffs on our pipelines and the throughput and storage fees under our agreements with Delek and third parties are subject to increase or decrease annually, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index. See Item 1, "Business—2015 Developments—Other Developments—Inflation Adjustments" for additional information on these changes.

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions from Delek (collectively, the "Omnibus Agreement"). The third amendment and restatement entered into effective March 31, 2015 provided for the following: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly. The Partnership entered into an amendment to the third amended and restated omnibus agreement on August 3, 2015, with an effective date of April 1, 2015 (the third amended and restated omnibus agreement between the Partnership, Delek and the general partner, as amended, is referred to as the "Third Restated Omnibus Agreement"). This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership.

Joint Ventures. On March 20, 2015, we entered into two joint ventures with unrelated third parties that are currently constructing logistics assets that we anticipate will serve interested parties. Our total projected investment for the two joint ventures is approximately $96.0 million and will be financed through a combination of cash from operations, borrowings under our revolving credit facility and asset contributions. These assets are expected to include the following:

•	an 80-mile pipeline with a capacity of 80,000 bpd that originates in Longview, Texas with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline") and;

•
a 109-mile pipeline with a capacity of 55,000 bpd with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("the RIO Pipeline").

The joint venture that will construct and own the Caddo Pipeline was formed pursuant to an agreement between our subsidiary DKL Caddo, LLC ("DKL Caddo") and Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"), under which DKL Caddo and Plains each own a 50% membership interest. The joint venture that will construct and own the RIO Pipeline was formed pursuant to an agreement between our subsidiary DKL RIO, LLC ("DKL RIO") and Rangeland Energy II, LLC ("Rangeland") under which DKL RIO and Rangeland own 33% and 67% membership interests, respectively.

Business Strategies

Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders over time. We are focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures and enhancing our existing systems. While we will continue to evaluate ways to provide Delek with logistics services, our emphasis will be to increase the logistics services that we offer to third parties. We intend to achieve these objectives through the following business strategies:

•
Generate Stable Cash Flow. We will continue to pursue opportunities to provide logistics, marketing and other services to Delek and third parties pursuant to long-term, fee-based contracts. In new service contracts, we will endeavor to include minimum volume throughput or other commitments similar to those included in our current commercial agreements with Delek.

•
Focus on Growing Our Business. We intend to evaluate and pursue opportunities to grow our business through both strategic acquisitions and expansion and construction projects, both internally funded or in combination with potential external partners. We believe that our strong relationship with our sponsor will enhance our opportunities to grow our business.

◦
Pursue Acquisitions. We plan to pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders. For example, in March 2015, we completed the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, which further enhanced our terminalling and storage capabilities. As we continue to grow through acquisitions, we believe we will be able to increase our third party business.

Additionally, Delek has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct in the future. In addition to those opportunities to acquire assets from Delek, we believe that our current asset base and our knowledge of the regional markets in which we operate will enable us to target and complete attractive third-party acquisitions.

◦
Pursue Attractive Expansion and Construction Opportunities. We intend to pursue organic growth opportunities that complement our existing businesses or that provide attractive returns within or outside our current geographic footprint. We plan to evaluate potential opportunities to make capital investments that will be used to expand our existing asset base through the expansion and construction of new logistics assets to support growth of any of our customers', including Delek's, businesses and from increased third-party activity. These construction projects may be developed either through joint venture relationships or by us acting independently, depending on size and scale. For example, on March 20, 2015, we entered into two joint ventures that are currently constructing logistics assets that we anticipate will serve third parties and Delek.

•
Optimize Our Existing Assets and Expand Our Customer Base. We seek to enhance the profitability of our existing assets by adding incremental throughput volumes, improving operating efficiencies and increasing system-wide utilization. For example, during the first quarter of 2015, Delek completed a project to expand the crude nameplate capacity at the Tyler Refinery by 15,000 bpd to 75,000 bpd. In connection with the expansion of the Tyler Refinery, our Tyler Terminal was expanded, enhancing its operational capabilities. We also expect to further diversify our customer base by increasing third-party throughput volumes running through certain of our existing systems and expanding our existing asset portfolio to service more third-party customers.

Commercial Agreements

The Partnership has various long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering, crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of our material agreements with Delek.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and intermediate and refined products that we handle in our pipeline, transportation, terminalling and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	Delek’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects, and capture incremental volume increases from Delek or third parties;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals, such as ethanol blending and additive injection;

•	our ability to identify and serve new customers in our marketing and trucking operations; and

•	our ability to make connections to third-party facilities and pipelines.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. There are differences between the way the Predecessors recorded revenues and the way the Partnership records revenues after the completion of our initial public offering and the Acquisitions from Delek. Because our assets, including the Logistics Assets, the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets, were historically a part of the integrated operations of Delek, the Predecessors generally recognized the costs and most revenue associated with the gathering, pipeline, transportation, terminalling and storage services provided to Delek on an intercompany basis or charged low throughput fees for transportation. Accordingly, the revenues in the Predecessors' consolidated financial statements are different than those reflected in the Partnership's consolidated financial statements as the Predecessors' amounts relate primarily to amounts received from third parties while the Partnership's revenues will also reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.

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

Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee under the Omnibus Agreement for the provision of various centralized corporate services. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also incurs additional incremental annual general and administrative expense as a result of being a publicly traded partnership.

Financing. The Partnership paid a cash distribution to its unit holders at a distribution rate of $0.59 per unit for the quarter ended December 31, 2015 ($2.36 per unit on an annualized basis). Our partnership agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the partnership agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

During the year ending December 31, 2015, the decline in crude oil prices and the prices of related refined products have impacted our operations and the operations of other master limited partnerships in the midstream energy sector in several ways. First, the decline in prices has resulted in crude oil exploration companies reducing capital expenditures to support future growth, as well as current drilling activity in many basins. This reduction has created excess capacity on some crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States began to decline in the second half of 2015. Second, the credit markets have destabilized in the energy sector during a period of declining prices, which has reduced the availability of credit and increased the cost of debt. Third, due to a challenging market environment and decline in the price per unit for many midstream companies, the yields for master limited partnerships have increased, resulting in a higher cost of capital. The combination of destabilized credit markets, increasing cost of capital and challenging industry environment affects the ability to develop profitable growth projects that are needed to support future distribution growth in the midstream energy sector.

West Texas Marketing Operations

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area can affect the results of our west Texas operations. For example, declines in the price of crude oil in 2015 have lowered crude oil production levels in the west Texas area, resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil during the years ended December 31, 2015, 2014 and 2013.

Also, the volatility of finished products prices will reduce our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel during the years ended December 31, 2015, 2014 and 2013.

Our west Texas operations also benefit from RINs that are generated by ethanol blending activities. As a result, decreases in the price of RINs can adversely affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $5.8 million, $4.4 million and $6.2 million of RINs to Delek during the years ended December 31, 2015, 2014 and 2013, respectively. See below for the average and high/low prices of RINs for the years ended December 31, 2015, 2014 and 2013.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil, intermediate and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets or our customers. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Demand for asphalt products is also lower in the winter months. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the Tyler Terminal and Tank Assets for all periods presented through July 26, 2013, the historical results of the El Dorado Terminal and Tank Assets for all periods presented through February 10, 2014 and the historical results of the Logistics Assets for all periods presented through March 31, 2015. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following table and discussion present a summary of our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "—Factors Affecting the Comparability of Our Financial Results" for additional information.

	Years ended December 31,
Statements of Income and Comprehensive Income Data:	2015 (1)	2014 (2)	2013 (2)
	(In thousands, except unit data and per unit data)
Net sales:
Pipelines and transportation	$131,379	$91,348	$60,237
Wholesale marketing and terminalling	458,290	749,905	847,191
Total	589,669	841,253	907,428
Operating costs and expenses:
Cost of goods sold	436,304	697,221	811,364
Operating expenses	44,923	39,465	35,903
General and administrative expenses	11,384	10,616	7,526
Depreciation and amortization	19,692	15,022	13,738
Loss on asset disposals	104	83	166
Total operating costs and expenses	512,407	762,407	868,697
Operating income	77,262	78,846	38,731
Interest expense, net	10,658	8,656	4,570
Loss on equity method investments	588	—	—
Total non-operating costs and expenses	11,246	8,656	4,570
Income before income tax (benefit) expense	66,016	70,190	34,161
Income tax (benefit) expense	(195)	132	757
Net income	66,211	70,058	33,404
Less: Loss attributable to Predecessors	(637)	(1,939)	(14,426)
Net income attributable to partners	$66,848	$71,997	$47,830
Comprehensive income attributable to partners	$66,848	$71,997	$47,830
EBITDA (3)	$96,366	$93,868	$52,469

Less: General partner's interest in net income (2%), including incentive distribution rights	5,163	2,366	957
Limited partner's interest in net income	$61,685	$69,631	$46,873

Net income per limited partner unit:
Common units - (basic)	$2.55	$2.88	$1.95
Common units - (diluted)	$2.52	$2.85	$1.93
Subordinated units - Delek (basic and diluted)	$2.54	$2.88	$1.95

Weighted average limited partner units outstanding:
Common units - (basic)	12,237,154	12,171,548	12,025,249
Common units - (diluted)	12,356,914	12,302,629	12,148,774
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

Distributable Cash Flow (3)	$81,140	$78,580	$33,961

(1)
The information presented includes the results of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2)
The information presented has been adjusted to include the results of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(3)
For a definition of EBITDA and distributable cash flow, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow." Distributable cash flow for the year ended December 31, 2015 includes a net loss related to the Logistics Assets Predecessor.

	Years Ended December 31,
	2015 (1)	2014 (2)	2013 (2)
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$66,211	$70,058	$33,404
Add:
Income tax (benefit) expense	(195)	132	757
Depreciation and amortization	19,692	15,022	13,738
Interest expense, net	10,658	8,656	4,570
EBITDA (3)	$96,366	$93,868	$52,469
Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$68,024	$85,084	$36,568
Amortization of unfavorable contract liability to revenue	—	2,670	2,623
Amortization of deferred revenue	596	307	204
Amortization of deferred financing costs	(1,460)	(1,267)	(1,007)
Accretion of asset retirement obligations	(251)	(232)	(224)
Deferred income taxes	(14)	109	(309)
Loss on equity method investments	(588)	—	—
Loss on asset disposals	(104)	(83)	(166)
Unit-based compensation expense	(406)	(274)	(464)
Changes in assets and liabilities	20,106	(1,234)	9,917
Income tax (benefit) expense	(195)	132	757
Interest expense, net	10,658	8,656	4,570
EBITDA (3)	$96,366	$93,868	$52,469

Reconciliation of distributable cash flow to EBITDA:
EBITDA (3)	$96,366	$93,868	$52,469
Less: Cash interest, net (4)	9,198	7,389	3,563
Less: Maintenance capital expenditures (5)	11,841	6,642	12,662
Add: Reimbursement from Delek for capital expenditures (6)	5,220	1,578	837
Less: Loss on equity method investments	(588)	—	—
Less: Income tax (benefit) expense	(195)	132	757
Add: Non-cash unit based compensation expense	406	274	464
Less: Amortization of deferred revenue	596	307	204
Less: Amortization of unfavorable contract liability	—	2,670	2,623
Distributable cash flow (3)	$81,140	$78,580	$33,961

(1)
The information presented includes the results of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2)
The information presented has been adjusted to include the results of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(3)
For a definition of EBITDA and distributable cash flow, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow." EBITDA and Distributable cash flow include (i) net loss of $0.2 million related to the Logistics Assets Predecessor during the year ended December 31, 2015, (ii) net loss of $1.5 million related to the El Dorado Predecessor and the Logistics Assets Predecessor during the year ended December 31, 2014, and (iii) net loss of $11.4 million related to our Predecessors for the year ended December 31, 2013.

(4)	Cash interest expense, net excludes the amortization of deferred financing costs.

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

(6)	For the years ended December 31, 2015, 2014 and 2013, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

The following table is a summary of our results of operations for the years ended December 31, 2015, disaggregated to present the results of operations of the Logistics Assets Predecessor (in thousands):

	Delek Logistics Partners, LP	Logistics Assets Predecessor (1)	Year Ended December 31, 2015

Statements of Income and Comprehensive Income Data:

Net sales:
Pipelines and transportation	$131,379	$—	$131,379
Wholesale marketing and terminalling	458,290	—	458,290
Total	589,669	—	589,669
Operating costs and expenses:
Cost of goods sold	436,304	—	436,304
Operating expenses	44,756	167	44,923
General and administrative expenses	11,384	—	11,384
Depreciation and amortization	19,222	470	19,692
Loss on asset disposals	104	—	104
Total operating costs and expenses	511,770	637	512,407
Operating income (loss)	77,899	(637)	77,262
Interest expense	10,658	—	10,658
Loss on equity method investments	588	—	588
Total non-operating costs and expenses	11,246	—	11,246
Income before income tax expense	66,653	(637)	66,016
Income tax benefit	(195)	—	(195)
Net income (loss)	$66,848	$(637)	$66,211
EBITDA(2)	$96,533	$(167)	$96,366

(1)
The information presented includes the results of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2)	For a definition of EBITDA, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow."

The following tables include reconciliations of EBITDA and distributable cash flow to net income and EBITDA to net cash from operating activities for the year ended December 31, 2015, disaggregated to present the results of operations of the Partnership and the Logistics Assets Predecessor through March 31, 2015 (in thousands):

	Delek Logistics Partners, LP	Logistics Assets (Logistics Assets Predecessor) (1)	Year Ended December 31, 2015

Reconciliation of EBITDA to net income (loss):
Net income (loss)	$66,848	$(637)	$66,211
Add:
Income tax benefit	(195)	—	(195)
Depreciation and amortization	19,222	470	19,692
Interest expense, net	10,658	—	10,658
EBITDA(2)	$96,533	$(167)	$96,366

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by (used in) operating activities	$68,191	$(167)	$68,024
Amortization of deferred revenue	596	—	596
Amortization of debt issuance costs	(1,460)	—	(1,460)
Accretion of asset retirement obligations	(251)	—	(251)
Deferred income taxes	(14)	—	(14)
Loss on equity method investments	(588)	—	(588)
Loss on asset disposals	(104)	—	(104)
Unit-based compensation expense	(406)	—	(406)
Changes in assets and liabilities	20,106	—	20,106
Income tax benefit	(195)	—	(195)
Interest expense, net	10,658	—	10,658
EBITDA(2)	$96,533	$(167)	$96,366

Reconciliation of distributable cash flow to EBITDA:
EBITDA (2)	$96,533	$(167)	$96,366
Less: Cash interest, net (3)	9,198	—	9,198
Less: Maintenance capital expenditures (4)	11,841	—	11,841
Add: Reimbursement from Delek for capital expenditures (5)	5,220	—	5,220
Less: Loss on equity method investments	(588)	—	(588)
Less: Income tax benefit	(195)	—	(195)
Add: Non-cash unit based compensation expense	406	—	406
Less: Amortization of deferred revenue	596	—	596
Less: Amortization of unfavorable contract liability	—	—	—
Distributable cash flow (2)	$81,307	$(167)	$81,140

(1)
The information presented includes the results of the Logistics Assets Predecessor. Prior to the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

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

(5)	For the year ended December 31, 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement.

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (2)
Capital spending (excluding business combinations)
Pipelines and Transportation	$16,030	$5,804	$22,696
Wholesale Marketing and Terminalling	6,397	3,364	3,041
Total capital spending	$22,427	$9,168	$25,737

(1)	Capital spending includes expenditures incurred in connection with the assets acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

(2)	Capital spending has been adjusted to include expenditures incurred in connection with the assets acquired in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2015 versus the Year Ended December 31, 2014 and the Year Ended December 31, 2014 versus the Year Ended December 31, 2013

Contribution Margin

Contribution margin for the year ended December 31, 2015 was $108.4 million, compared to $104.6 million in 2014, an increase of $3.9 million or 3.7%. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System, the acquisition of the FTT Assets and the effects of the throughput agreements we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. Offsetting the increases were lower margins in our west Texas operations. The decrease in our contribution margin in our west Texas operations was a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our west Texas margins was a decline in the average market price for ethanol to a level below our fixed price contracts that were in place during the year ended December 31, 2015 compared to the year ended December 31, 2014, when average market prices were above our fixed priced contracts. Additionally, our contribution margin in our west Texas operations during the year ended December 31, 2014 benefited from a favorable supply/demand balance and downtime at refineries in the region.

Contribution margin for the year ended December 31, 2014 was $104.6 million in 2014, compared to $60.2 million in 2013, an increase of $44.4 million or 73.8%. The increase in contribution margin was attributable to increases in net sales in the pipelines and transportation segment during the year ended December 31, 2014 compared to the year ended December 31, 2013, as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition. Further contributing to the increase in contribution margin were higher margins achieved in our operations in west Texas during the year ended December 31, 2014 compared to the year ended December 31, 2013, as a result of a favorable supply/demand balance and downtime at refineries in the region during the year ended December 31, 2014 compared to the year ended December 31, 2013.

The following table presents a summary of the contribution margin related to these assets for the years ended December 31, 2015, 2014 and 2013.

Contribution Margin
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
West Texas	$4,923	$25,936	$11,316
Paline Pipeline	17,094	6,084	7,536
FTT Assets	3,353	214	—
Acquisition of Logistics Assets	5,089	(679)	(263)
El Dorado Acquisition and Tyler Acquisition	24,440	24,257	(4,844)
Other	53,543	48,755	46,416
Total	$108,442	$104,567	$60,161

Net Sales

For the years ended December 31, 2015 and 2014, we generated net sales of $589.7 million and $841.3 million, respectively, a decrease of $251.6 million, or 29.9%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $0.94 during the year ended December 31, 2015, compared to 2014. The average sales price per gallon of diesel sold decreased $1.24 during the year ended December 31, 2015 compared to 2014. Also contributing to the decrease in net sales were lower volumes in our west Texas operations. Partially offsetting the decreases were increased fees on our Paline Pipeline System, net sales contributed by the FTT Assets and the effects of the throughput and tankage agreements for the Logistics Assets, which contributed approximately $21.1 million, $18.4 million, and $6.1 million, respectively, to net sales in the year ended December 31, 2015, compared to $9.6 million and $0.5 million for the Paline Pipeline System and the FTT Assets, respectively, during the year ended December 31, 2014. The Logistics Assets did not contribute to net sales during 2014, as they were acquired in March 2015.

For the years ended December 31, 2014 and 2013, we generated net sales of $841.3 million and $907.4 million, respectively, a decrease of $66.2 million, or 7.3%. The decrease was primarily attributable to lower sales volume in our west Texas operations due to matching volumes with the supply/demand balance in the local market and to the fact that our Abilene terminal was not operational for a portion of the first quarter of 2014 due to required maintenance. Also contributing to the decrease in our net sales were decreases in the average sales prices per gallon of gasoline and diesel in our west Texas operations. The average sales price per gallon of gasoline decreased $0.16 during the year ended December 31, 2014, compared to 2013. The average sales price per gallon of diesel decreased $0.13 during the year ended

December 31, 2014, compared to 2013. These decreases were partially offset by increases in net sales attributable to the effect of the throughput and tankage agreements that went into effect in connection with the El Dorado Acquisition in February 2014 and the Tyler Acquisition in July 2013. The throughput and tankage agreements for the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets contributed approximately $15.8 million and $18.1 million, respectively, to net sales in the year ended December 31, 2014.

Cost of Goods Sold

Cost of goods sold was $436.3 million for the year ended December 31, 2015, compared to $697.2 million for the year ended December 31, 2014, a decrease of $260.9 million, or 37.4%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.87 during the year ended December 31, 2015, compared to 2014. The average cost per gallon of diesel decreased $1.16 during the year ended December 31, 2015, compared to 2014. Also contributing to the decrease in cost of goods sold were lower volumes in our west Texas operations.

Cost of goods sold was $697.2 million for the year ended December 31, 2014, compared to $811.4 million for 2013, a decrease of $114.2 million, or 14.1%. The decrease in cost of goods sold was primarily attributable to lower volumes and in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline decreased $0.20 during the year ended December 31, 2014, compared to 2013. The average cost per gallon of diesel decreased $0.18 during the year ended December 31, 2014 compared to 2013.

Operating Expenses

Operating expenses were $44.9 million for the year ended December 31, 2015, compared to $39.5 million for 2014, an increase of $5.4 million or 13.8%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks and pipelines and acquisition activities that occurred since the year ended December 31, 2014, including the acquisition of the Logistics Assets.

Operating expenses were $39.5 million for the year ended December 31, 2014, compared to $35.9 million for 2013, an increase of $3.6 million or 9.9%. The increase in operating expenses was primarily due to increases in maintenance costs and higher asset utilization during the year ended December 31, 2014 compared to the year ended December 31, 2013.

General and administrative Expenses

General and administrative expenses were $11.4 million for the year ended December 31, 2015, compared to $10.6 million for the year ended December 31, 2014, an increase of $0.8 million, or 7.2%. The increase in general and administrative expenses was primarily due to increases in certain direct employee costs allocated to us and increases in professional services fees incurred in connection with our various acquisition activities and joint venture projects during the year ended December 31, 2015 compared to the year ended December 31, 2014.

General and administrative expenses were $10.6 million for the year ended December 31, 2014, compared to $7.5 million for the year ended December 31, 2013, an increase of $3.1 million, or 41.1%. The increase in general and administrative expenses was primarily due to costs incurred in connection with various acquisitions and increased costs of general corporate services for which we pay Delek pursuant to the terms of the Omnibus Agreement during the year ended December 31, 2014 compared to the year ended December 31, 2013. Also contributing to the increase was an increase in professional services fees in connection with various acquisitions during the year ended December 31, 2014, compared to the year ended December 31, 2013.

Depreciation and Amortization

Depreciation and amortization was $19.7 million for the year ended December 31, 2015, compared to $15.0 million for the year ended December 31, 2014, an increase of $4.7 million, or 31.1%. The increase in depreciation and amortization was primarily due to the additions of the FTT Assets and the Logistics Assets to our asset base.

Depreciation and amortization was $15.0 million and $13.7 million for the years ended December 31, 2014 and 2013, respectively, an increase of $1.3 million, or 9.3%. The increase in depreciation and amortization was primarily due to the addition of the Tyler Terminal and Tank Assets and the El Dorado Terminal and Tank Assets to our asset base.

Interest Expense

Interest expense was $10.7 million for the year ended December 31, 2015, compared to $8.7 million for the year ended December 31, 2014, an increase of $2.0 million, or 23.1%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder and increases in deferred financing charges as a result of borrowings incurred in connection with the acquisitions of the Logistics Assets, the FTT Assets and contributions made to our joint ventures, as well as our debt refinancing activities.

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

Income Tax

Income tax benefit was $0.2 million for the year ended December 31, 2015, compared to $0.1 million expense for the year ended December 31, 2014. Our effective tax rate was (0.3)% for the year ended December 31, 2015, compared to 0.2% for the year ended December 31, 2014. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.

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

Operating Segments

We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 15 to our accompanying consolidated financial statements.

Pipelines and Transportation Segment

Our pipelines and transportation segment includes the Lion Pipeline System, the SALA Gathering System, the Paline Pipeline System, the East Texas Crude Logistics System, the Tyler-Big Sandy Pipeline, the El Dorado Tank Assets, the Tyler Tank Assets, the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility, the El Dorado Offloading Racks, the Tyler Crude Tank and refined product pipeline capacity leased from Enterprise TE Products Pipeline Company LLC that runs from the El Dorado Refinery to our Memphis terminal. In addition to these operating systems, we also acquired the FTT Assets in December 2014 that include 123 trucks and 205 trailers used to haul primarily crude oil and other products for unrelated and related third parties.

The following table and discussion present the results of operations of the pipelines and transportation segment, including the historical results of the Logistics Assets for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (2)
Net sales:
Affiliate	$102,551	$80,683	$51,878
Third-Party	28,828	10,665	8,359
Total	131,379	91,348	60,237
Operating costs and expenses:
Cost of goods sold	19,607	4,294	764
Operating expenses	33,751	31,979	27,728
Segment contribution margin	$78,021	$55,075	$31,745

Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	54,960	47,906	46,515
Refined products pipelines to Enterprise Systems	57,366	53,461	49,694
SALA Gathering System	20,673	22,656	22,152
East Texas Crude Logistics System	18,828	7,361	19,896
El Dorado Rail Offloading Racks	981	—	—

(1)
The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

(2)
The information has been adjusted to include the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

The following table presents the results of operations of the pipelines and transportation segment for the year ended December 31, 2015, disaggregated to present the results of operations of the Partnership and the Logistics Assets Predecessor through March 31, 2015 (in thousands):

	Delek Logistics Partners, LP	Logistics Assets Predecessor (1)	Year Ended December 31, 2015

Net sales	$131,379	$—	$131,379
Operating costs and expenses:
Cost of goods sold	19,607	—	19,607
Operating expenses	33,584	167	33,751
Segment contribution margin	$78,188	$(167)	$78,021

Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	54,960	—	54,960
Refined products pipelines to Enterprise Systems	57,366	—	57,366
SALA Gathering System	20,673	—	20,673
East Texas Crude Logistics System	18,828	—	18,828
El Dorado Offloading Rack	981	5,151	2,009

(1) The information presented includes the results of operations of the Logistics Assets Predecessor. Prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, the Logistics Assets Predecessor did not record revenues for intercompany throughput and storage services.

Pipelines and Transportation Segment Operational Comparison of the Year Ended December 31, 2015 versus the Year Ended December 31, 2014 and the Year Ended December 31, 2014 versus the Year Ended December 31, 2013

Contribution Margin

Contribution margin for the pipelines and transportation segment for the year ended December 31, 2015 was $78.0 million, or 71.9% of our consolidated segment contribution margin, compared to $55.1 million, or 52.7% of our consolidated segment contribution margin, for the year ended December 31, 2014, an increase of $22.9 million, or 41.7%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increased fees on our Paline Pipeline System, the acquisition of the FTT Assets and the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

Contribution margin for the pipelines and transportation segment for the year ended December 31, 2014 was $55.1 million, or 52.7% of our consolidated segment contribution margin, compared to $31.7 million, or 52.8% of our consolidated segment contribution margin, for the year ended December 31, 2013, an increase of $23.3 million, or 73.5%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as a result of the effect of the throughput and tankage agreements we entered into with Delek in connection with the El Dorado Acquisition and the Tyler Acquisition.

Net Sales

Net sales for the pipelines and transportation segment were $131.4 million for the year ended December 31, 2015 compared to $91.3 million for the year ended December 31, 2014, an increase of $40.1 million, or 43.8%. The increase in net sales was primarily attributable to increased fees on our Paline Pipeline System, net sales contributed by the FTT Assets and the effect of the throughput and tankage agreements for the Logistics Assets.

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

Cost of Goods Sold

Cost of goods sold was $19.6 million for the year ended December 31, 2015 compared to $4.3 million for the year ended December 31, 2014, an increase of $15.3 million, or 356.6%. The increase in cost of goods sold was primarily attributable to additional costs incurred in connection with the FTT Assets acquired during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Cost of goods sold was $4.3 million for the year ended December 31, 2014, compared to $0.8 million for the year ended December 31, 2013, an increase of $3.5 million, or 462.0%. The increase in cost of goods sold was primarily attributable to additional costs incurred in connection with our use of a refined products pipeline that runs from El Dorado, Arkansas to our terminal in Memphis, Tennessee during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Operating expenses

Operating expenses were $33.8 million for the year ended December 31, 2015, compared to $32.0 million for the year ended December 31, 2014, an increase of $1.8 million, or 5.5%. The increase in operating expenses was primarily due to increases in maintenance initiatives related to our tanks and pipelines during the year ended December 31, 2015, compared to the year ended December 31, 2014 and acquisition activities that have occurred since the year ended December 31, 2014, including the Logistics Assets.

Operating expenses were $32.0 million for the year ended December 31, 2014, compared to $27.7 million for the year ended December 31, 2013, an increase of $4.3 million, or 15.3%. The increase in operating expenses was due primarily to increases in maintenance costs related to projects on our SALA Gathering and Paline Pipeline Systems in the year ended December 31, 2014, compared to the year ended December 31, 2013.

Wholesale Marketing and Terminalling

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below present the results of operations of the wholesale marketing and terminalling segment for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net sales:
Affiliate	$50,013	$33,900	$26,295
Third-Party	408,277	716,005	820,896
Total	458,290	749,905	847,191
Operating costs and expenses:
Cost of goods sold	416,697	692,927	810,600
Operating expenses	11,172	7,486	8,175
Segment contribution margin	$30,421	$49,492	$28,416
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	59,174	61,368	58,773
West Texas marketing throughputs (average bpd)	16,357	16,707	18,156
West Texas marketing margin per barrel	$1.35	$4.67	$2.12
Terminalling throughputs (average bpd) (1)	106,514	96,801	75,438

(1)
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

Wholesale Marketing and Terminalling Segment Operational Comparison of the Year Ended December 31, 2015 versus the Year Ended December 31, 2014 and the Year Ended December 31, 2014 versus the Year Ended December 31, 2013

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment amounted to $30.4 million, or 28.1% of our consolidated segment contribution margin, for the year ended December 31, 2015, compared to $49.5 million, or 47.3% of our consolidated segment contribution margin, for the year ended December 31, 2014, a decrease of $19.1 million, or 38.5%. The decrease in contribution margin was primarily attributable to lower margins in our west Texas operations. The decrease in our contribution margin in our west Texas operations was partly a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our west Texas margins was a decline in the average market price for ethanol to a level below our fixed price contracts that were in place during the year ended December 31, 2015 compared to the year ended December 31, 2014 when average market prices were above our fixed priced contracts. Additionally, our contribution margin in our west Texas operations during the year ended December 31, 2014 benefited from a favorable supply/demand balance and downtime at refineries in the region.

Contribution margin for the wholesale marketing and terminalling segment amounted to $49.5 million, or 47.3% of our consolidated segment contribution margin, for the year ended December 31, 2014, compared to $28.4 million, or 47.0% of our consolidated segment contribution margin, for the year ended December 31, 2013, an increase of $21.1 million, or 74.2%. The increase in contribution margin was primarily attributable to higher margins achieved in our operations in west Texas as a result of a favorable supply/demand balance and downtime at other refiners in the region during the year ended December 31, 2014, compared to the year ended December 31, 2013.

Net Sales

Net sales for the wholesale marketing and terminalling segment were $458.3 million for the year ended December 31, 2015, compared to $749.9 million for the year ended December 31, 2014, a decrease of $291.6 million, or 38.9%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. Also contributing to the decrease in net sales were lower volumes in our west Texas operations.

Net sales for the wholesale marketing and terminalling segment were $749.9 million for the year ended December 31, 2014, compared to $847.2 million for the year ended December 31, 2013, a decrease of $97.3 million, or 11.5%. The decrease was primarily attributable to lower volumes in our west Texas operations due to reduced supply and to the fact that our Abilene terminal was not operational for a portion of the first quarter of 2014 due to required maintenance. Further contributing to the decrease were decreases in the average sales prices per gallon of gasoline and diesel. These decreases were partially offset by the effect of the throughput and tankage agreements that we entered into in connection with the El Dorado Acquisition and the Tyler Acquisition, which contributed $1.8 million and $7.9 million, respectively, to net sales during the year ended December 31, 2014. The following charts show summaries of the average sales prices of gasoline and diesel and finished products volume impacting our west Texas operations the for the years ended December 31, 2015, 2014 and 2013.

Cost of Good Sold

Cost of goods sold for the wholesale marketing and terminalling segment was $416.7 million for the year ended December 31, 2015, compared to cost of goods sold of $692.9 million for the year ended December 31, 2014, a decrease of $276.2 million, or 39.9%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel we purchased in our west Texas marketing operations. Also contributing to the decrease in cost of goods sold were lower volumes in our west Texas operations.

Cost of goods sold was $692.9 million in the year ended December 31, 2014, compared to cost of goods sold of $810.6 million for the year ended December 31, 2013, a decrease of $117.7 million, or 14.5%. The decrease in cost of goods sold was primarily attributable to lower volumes and decreases in the average cost per gallon of gasoline and diesel we purchased in our west Texas marketing operations. The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our west Texas operations for the years ended December 31, 2015, 2014 and 2013. Refer to the Finished Products Volume chart above for a summary of volumes impacting our west Texas operations.

Operating Expenses

Operating expenses in the wholesale marketing and terminalling segment were approximately $11.2 million for the year ended December 31, 2015 compared to operating expenses of $7.5 million for the year December 31, 2014, an increase of $3.7 million, or 49.2%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our terminals and acquisition activities that have occurred since the year ended December 31, 2014, including the El Dorado Terminal and the Mount Pleasant Terminal.

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

On February 12, 2016, we paid a cash distribution of $0.59 per limited partner unit for the quarter ended December 31, 2015, which equates to $16.1 million per quarter, or $64.5 million per year, based on the number of common, subordinated and general partner units outstanding, including general partner incentive distribution rights.

The table below summarizes the quarterly distributions paid related to the 2015 fiscal quarters:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partners IDRs (in thousands)	Date of Distribution
March 31, 2015	$0.53	$2.12	$13,702	May 14, 2015
June 30, 2015	$0.55	$2.20	$14,368	August 14, 2015
September 30, 2015	$0.57	$2.28	$15,136	November 13, 2015
December 31, 2015	$0.59	$2.36	$16,124	February 12, 2016

Expiration of Subordination Period

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015, and confirmation by the board of directors of our general partner based on the recommendation of the conflicts committee, on February 25, 2016, the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into one common unit. The converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash Flow Data:
Cash flows provided by operating activities	$68,024	$85,084	$36,568
Cash flows used in investing activities	(56,592)	(31,662)	(36,334)
Cash flows used in financing activities	(13,293)	(52,485)	(22,762)
Net (decrease) increase in cash and cash equivalents	$(1,861)	$937	$(22,528)

Cash Flows from Operating Activities

Net cash provided by operating activities was $68.0 million for the year ended December 31, 2015, compared to $85.1 million for 2014. The decrease in cash flows provided by operations was due to decreases in accounts payable and other current liabilities and an increase in accounts receivable. Accounts payable and other current liabilities decreased as a result of reduced product purchases in our west Texas operations. Accounts receivable increased due to an increase in our excise tax receivable related to finished product purchases from the Tyler Refinery. Net income for the year ended December 31, 2015 was $66.2 million, compared to net income of $70.1 million in 2014.

Net cash provided by operating activities was $85.1 million for the year ended December 31, 2014, compared to $36.6 million for 2013. The increase in cash flows provided by operations in the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to higher revenues as a result of our commercial agreements executed concurrent with the El Dorado Acquisition and the Tyler Acquisition. Also contributing to the increase in cash flows provided by operations during the year ended December 31, 2014 were higher margins achieved in our operations in west Texas as a result of a favorable supply/demand balance and downtime at other refiners in the region during the year ended December 31, 2014, compared to the year ended December 31, 2013. Net income for the year ended December 31, 2014 was $70.1 million, compared to net income of $33.4 million in 2013.

Cash Flows from Investing Activities

Net cash used in investing activities was $56.6 million for the year ended December 31, 2015, compared to $31.7 million used in 2014. Cash used in investing activities included the cash portion of our capital expenditures of approximately $20.0 million. Total capital expenditures for 2015 were $22.4 million, of which $16.0 million was spent on projects in the pipelines and transportation segment and $6.4 million was spent in the wholesale marketing and terminalling segment. Capital expenditures also included $3.8 million related to the purchase of assets from Delek, which were subsequently contributed to Caddo Pipeline LLC ("CP LLC"), a joint venture entered into with an unrelated third party. This compares to capital expenditures made during the year ended December 31, 2014 of $9.0 million. Capital expenditures made during the year ended December 31, 2015 related primarily to projects on certain of our tanks and crude pipelines, our terminalling assets and the purchase of assets from Delek, which accounted for approximately $11.1 million, $4.9 million and $3.8 million, respectively, of cash used in investing activities during the year ended December 31, 2015. Capital expenditures made during the year ended December 31, 2014 related primarily to our terminalling assets, our Lion Pipeline System and the Tyler Crude Tank, which accounted for approximately $3.3 million, $3.0 million and $1.9 million, respectively, of total capital expenditures. We had $0.4 million of third party acquisition activity during the year ended December 31, 2015. This compares to cash paid of $11.1 million and $11.5 million, for the acquisitions of the Greenville-Mount Pleasant Assets and the FTT Assets, respectively, during the year ended December 31, 2014. Additionally, we contributed approximately $37.4 million in cash to our joint ventures during the year ended December 31, 2015 with no comparable activity in the prior year period. Partially offsetting the cash used in investing activities was an asset sale generating proceeds of approximately $1.2 million during the year ended December 31, 2015.

Net cash used in investing activities was $31.7 million for the year ended December 31, 2014, compared to $36.3 million used in 2013. Cash used in investing activities included the cash portion of our capital expenditures of approximately $9.0 million. Total capital expenditures for 2014 were $9.2 million, of which $5.8 million was spent on projects in the pipelines and transportation segment and $3.4 million was spent in the wholesale marketing and terminalling segment. Cash paid for the acquisitions of the Greenville-Mount Pleasant Assets and the FTT Assets accounted for approximately $11.1 million and $11.5 million, respectively, of the cash used in investing activities for the year ended December 31, 2014. This compares to capital expenditures made during the year ended December 31, 2013 of $25.6 million. Capital expenditures made during the year ended December 31, 2013 related primarily to the Logistics Assets, the Tyler Terminal and Tank Assets, our Lion Pipeline System and the El Dorado Terminal and Tank Assets, which accounted for approximately $13.1 million, $4.3 million, $3.4 million and $3.3 million, respectively, of total capital expenditures. Cash paid for the acquisitions of the Hopewell Pipeline and the North Little Rock Terminal accounted for approximately $5.7 million and $5.0 million, respectively, during the year ended December 31, 2013.

Cash Flows from Financing Activities

Net cash used in financing activities was $13.3 million in the year ended December 31, 2015, compared to cash used of $52.5 million in 2014. We paid quarterly cash distributions totaling $56.6 million during the year ended December 31, 2015, compared to quarterly cash distributions totaling $45.2 million during the year ended December 31, 2014. Additionally, we paid $61.9 million in exchange for assets included in the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the year ended December 31, 2015, compared to $95.9 million paid in exchange for assets included in the El Dorado Acquisition during the year ended December 31, 2014. Partially offsetting the cash used in financing activities during the years ended December 31, 2015 and 2014 were net proceeds of $99.9 million and $87.0 million, respectively, under the Second Amended and Restated Credit Agreement, as defined below. Predecessor division equity contribution was $0.1 million during the year ended December 31, 2015, compared to $3.7 million during the year ended December 31, 2014.

Net cash used in financing activities was $52.5 million in the year ended December 31, 2014, compared to cash used of $22.8 million in 2013. We paid quarterly cash distributions totaling $45.2 million during the year ended December 31, 2014, compared to quarterly cash distributions totaling $34.8 million during the year ended December 31, 2013. Additionally, we paid $95.9 million in exchange for assets included in the El Dorado Acquisition during the year ended December 31, 2014, compared to $94.8 million paid in exchange for assets included in the Tyler Acquisition during the year ended December 31, 2013. Predecessor division equity contribution was $3.7 million during the year ended December 31, 2014, compared to $33.3 million during the year ended December 31, 2013. Partially offsetting the cash used in financing activities during the years ended December 31, 2014 and 2013, were net proceeds of $87.0 million and $74.8 million, respectively, under the Amended and Restated Credit Agreement (as defined below).

Cash Position and Indebtedness

As of December 31, 2015, our total cash and cash equivalents were a nominal amount and we had total indebtedness of approximately $351.6 million. Borrowing availability under the Second Amended and Restated Credit Agreement was approximately $346.9 million and we had letters of credit issued of $1.5 million as of December 31, 2015. We believe we were in compliance with the applicable covenants in our credit agreement as of December 31, 2015.

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

See Note 11 to the consolidated financial statements in "Item 8—Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

Agreements Governing Certain Indebtedness of Delek

Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek's credit arrangements require that Delek meets certain minimum levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. We cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements. Please read “Item 1A—Risk Factors—Risks Relating to Our Business—Delek’s level of indebtedness, the terms of its borrowings and any potential future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our ability to obtain credit in the future and our potential future credit rating may also be affected by Delek’s level of indebtedness and creditworthiness.”

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2015 were $18.6 million, of which approximately $12.3 million was spent in our pipelines and transportation segment and approximately $6.4 million was spent in our wholesale marketing and terminalling segment. Our capital expenditures below exclude capital expenditures of $3.8 million related to the purchase of assets from Delek, which were subsequently contributed to CP LLC, a joint venture entered into with an unrelated third party. Our capital expenditure budget is approximately $18.2 million for 2016.

The following table summarizes our actual capital expenditures for the year ended December 31, 2015 and planned capital expenditures for the full year 2016 by major category (in thousands):

	Year Ended December 31,
	2016 Forecast	2015 Actual (2)
Capital Spending:
Regulatory	$1,910	$1,366
Maintenance (1)	11,515	9,763
Discretionary	4,725	7,518
Total capital spending	$18,150	$18,647

(1)
Maintenance capital expenditures represent cash expenditures, including expenditures for improvements to, or the replacement of, our capital assets, made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek has agreed to reimburse us with respect to assets it has transferred to us for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of specified dollar amounts for a period of five years from the date on which the assets were transferred to us by Delek.

(2)
The actual and forecasted capital spending does not include a $3.8 million purchase of assets from Delek, as we subsequently contributed the assets to CP LLC, a joint venture entered into with an unrelated third party. Of the total $16.9 million spent in 2015, $3.3 million related to growth projects.

For the full year 2016, we plan to spend approximately $18.2 million, of which $16.3 million is budgeted to the pipelines and transportation segment and $1.9 million to the wholesale marketing and terminalling segment. We plan to spend approximately $4.7 million for discretionary projects in 2016, of which $4.3 million will be spent in the pipelines and transportation segment and $0.4 million in the wholesale marketing and terminalling segment. The majority of the $4.3 million budgeted to discretionary projects in the pipelines and transportation segment relates to maintaining our SALA Gathering System and Lion Pipeline assets. We plan to spend approximately $11.5 million for maintenance projects in 2016, of which $10.5 million will be spent in the pipelines and transportation segment and $1.0 million in the wholesale marketing and terminalling segment. Of the $10.5 million budgeted to the pipelines and transportation segment, $8.8 million relates to the repair and replacement of certain of our tanks.

Under the Third Restated Omnibus Agreement, Delek reimburses us for (i) certain expenses that we incur for inspections, maintenance, repairs and failures of certain assets we acquired from Delek to cause such assets to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance, repairs and failures of most of the storage tanks and pipelines contributed to us by Delek (subject to a deductible of $0.5 million per year for certain assets as specified in the Third Restated Omnibus Agreement) that are necessary to comply with minimum standards under certain U.S. Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years from the date of the purchase of the affected assets, and (iii) for certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, as disclosed in the full agreement filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 6, 2015 and in the amendment filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 5, 2015.

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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below as of December 31, 2015, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	$—	$—	$351,600	$—	$351,600
Interest (1)	9,824	19,595	9,771	—	39,190
Operating lease commitments (2)	4,991	7,077	442	9	12,519
Total	$14,815	$26,672	$361,813	$9	$403,309

(1)	Includes expected interest payments on debt outstanding under our credit facility in place at December 31, 2015. Floating interest rate debt is calculated using December 31, 2015 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2015.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At December 31, 2015, we had open derivative contracts representing 171,000 barrels of refined petroleum products. At December 31, 2014, we had open derivative contracts representing 142,000 barrels of refined petroleum products. We recognized gains (losses) associated with derivatives not designated as hedging instruments of $0.4 million, $3.1 million and $(0.6) million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were recorded to cost of goods sold in the accompanying consolidated statements of income. Please read Note 17 to our accompanying consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value at December 31, 2015.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2015 would be to change interest expense by approximately $3.5 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms. The estimated fair value of our interest rate derivative asset was a nominal amount as of December 31, 2015 and 2014. In accordance with ASC 815, we recorded non-cash expense representing the change in estimated fair value of the interest rate hedge agreements of a nominal amount and $0.1 million for each of the years ended December 31, 2015 and 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2015, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

ITEM 9B.  OTHER INFORMATION

Expiration of Subordination Period

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015, and confirmation by the board of directors of our general partner based on the recommendation of the conflicts committee, on February 25, 2016, the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into one common unit. The converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek. As of December 31, 2015, three individuals who serve as both directors and executive officers of the general partner, Messrs. Yemin, Ginzburg and Green, also own membership interests of 4.25%, 0.20% and 0.20%, respectively, in the general partner. Mr. Yemin also holds unvested awards of membership interests that, once fully vested, will increase his membership interest to 5.00%. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.

The Board of Directors of Our General Partner

The directors of our general partner oversee our operations. The members of the Board are not elected by our unitholders and will not be subject to re-election by our unitholders in the future. The general partner is a limited liability company and its directors are elected by its members, all of which are subsidiaries, affiliates, directors, officers and/or employees of Delek. The directors hold office for a term of one year or until their successors have been elected or qualified or until their earlier death or removal. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly without recourse to the general partner. Our general partner therefore may cause us to incur indebtedness or other obligations that are without recourse to the general partner.

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

At the date of this report, the Board consists of the following eight members: Ezra Uzi Yemin, Charles J. Brown, III, Mark B. Cox, Francis C. D'Andrea, Eric D. Gadd, Assaf Ginzburg, Frederec Green and Reuven Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd and Spiegel qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, D'Andrea, Gadd and Spiegel has no material relationship with Delek or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.

The Board also determined that, prior to his resignation from the Board in August 2015, Gary M. Sullivan, Jr. qualified as an independent director under applicable SEC rules and regulations and the rules of the NYSE.

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

Directors and Executive Officers of Our General Partner

The following table shows information for the directors and executive officers of our general partner:

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	47	Chairman of the Board of Directors and Chief Executive Officer
Charles J. Brown, III	68	Director, Chairman of Conflicts Committee and Member of Audit Committee
Mark B. Cox	57	Director
Francis C. D'Andrea	62	Director, Chairman of Audit Committee and Member of Conflicts Committee
Eric D. Gadd	60	Director and Member of Audit and Conflicts Committees
Assaf Ginzburg	40	Director, Executive Vice President and Chief Financial Officer
Frederec Green	50	Director and Executive Vice President
Reuven Spiegel	59	Director and Member of Audit and Conflicts Committees
Harry P. (Pete) Daily	67	Executive Vice President
Daniel L. Gordon	38	Executive Vice President
Donald N. Holmes	65	Executive Vice President
Andrew L. Schwarcz	48	Executive Vice President, General Counsel and Secretary
Mark D. Smith	48	Executive Vice President
Avigal Soreq	38	Executive Vice President
Kent B. Thomas	47	Executive Vice President/Assistant Secretary

Ezra Uzi Yemin has been the Chief Executive Officer and Chairman of the Board of our general partner since April 2012. Mr. Yemin has served as chief executive officer of Delek since June 2004 and as president and a director of Delek since April 2001. He was appointed to be the chairman of the board of directors of Delek in December 2012 and has also served at the chairman of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Mr. Yemin also served as Delek's treasurer from April 2001 to November 2003 and as Delek's secretary from May 2001 to August 2005. The Board believes that, because he has worked for Delek since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as that of Delek (the owner of approximately 62% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.

Charles J. Brown, III has been a member of the Board of our general partner since November 2012 and has served as a member of the Audit Committee and Conflicts Committee (of which he is Chairman) since November 2012. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. Since July 2013, Mr. Brown has served as the executive vice president of Apex Clean Energy, Inc., an independent renewable energy company, where he manages legal and business development activities. Mr. Brown is currently the owner of, and since 2011 the chief advisor for, CRW Energy, a consulting firm focused in the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of McGuireWoods LLP, a large international law firm. Mr. Brown was appointed to the Board because of his experience in the energy industry, and because, as an attorney, he provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the Partnership.

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

Francis C. D'Andrea joined the Board of our general partner in August 2015 and has served as a member of the Audit Committee (of which he is Chairman) and the Conflicts Committee since August 2015. Mr. D’Andrea is a certified public accountant. From 1979 through his retirement in 2012, Mr. D’Andrea served in various roles with Deloitte & Touche, LLP culminating in the role of senior partner from 2011 through 2012, preceded by his role as managing partner from 2005 through 2011 of Deloitte’s Houston/New Orleans audit practice, and was involved in such capacities with several public companies, including sponsors of master limited partnerships. Mr. D’Andrea was appointed to the Board of our general partner because the Board believes that his experience as a certified public accountant and an audit partner with Deloitte provides the Board with valuable experience in matters involving finance and accounting in general and master limited partnerships in particular.

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

Assaf Ginzburg has been the chief financial officer of our general partner and Delek since January 2013. Mr. Ginzburg has served as a director and executive vice president of our general partner since April 2012, as Delek's executive vice president since May 2009 and as a vice president of Delek since February 2005. Mr. Ginzburg has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001. Mr. Ginzburg was instrumental in the successful completion of our initial public offering in November 2012, and he was appointed to the Board because his financial experience and knowledge of our and Delek's businesses provides the Board with valuable expertise into relevant business and financial and accounting matters.

Frederec Green has been an executive vice president and a member of the board of our general partner since April 2012. Mr. Green has served as Delek's executive vice president since May 2009 and as the primary operational officer for Delek's refining operations since joining Delek in January 2005. Mr. Green has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. From January 2004 until he joined Delek, Mr. Green operated Green Energy Advisors LLC, an independent consulting practice servicing commercial insurance carriers on petroleum refining and electrical matters. Mr. Green has over 25 years of experience in the refining industry ranging from crude oil and feedstock supply, through all aspects of managing a refining business to product trading, transportation and sales. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in-depth knowledge of our and Delek's businesses and operations.

Reuven Spiegel has been a member of the Board of our general partner since July 2014 and has served as a member of the Audit Committee and Conflicts Committee since September 2014. Mr. Spiegel has served in the financial and real estate industry since 1983. Beginning in October 2015, he became CEO of El-Ad Group, a real estate company. Prior to joining El-Ad Group, Mr. Spiegel served as President, Chief Executive Officer, and Senior Executive Vice President of Israel Discount Bank Ltd. from 2001 through 2014. In 2005 and 2006, Mr. Spiegel also served as Chairman of the Board of Discount Mortgage Bank. The Board believes that Mr. Spiegel’s financial industry experience provides the Board with valuable expertise in the Partnership's financial and accounting matters.

Pete Daily has been an executive vice president of our general partner since April 2012. Mr. Daily has served as an executive vice president of Delek since November 2011 and as the primary operational officer for many of the assets we acquired from Delek since he joined Delek in September 2006. Mr. Daily's duties include business development, marketing the refined products produced by Delek's refineries and marketing Delek's supply of refined products in west Texas. Mr. Daily has over 30 years of industry experience in the energy logistics and marketing business.

Daniel L. Gordon has been an executive vice president of our general partner since October 2014, an executive vice president of Delek since August 2014, a vice president of Delek since November 2012, and a vice president of Delek's subsidiary, MAPCO Express, Inc., since

2011. Prior to joining Delek, Mr. Gordon served as president of Aska Energy in Atlanta, Georgia from 2009 to 2011 and as executive director, supply and distribution for RaceTrac Petroleum in Atlanta, Georgia from 2006 until 2009.

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

Andrew L. Schwarcz has served as executive vice president, general counsel and secretary of our general partner since October 2012. Mr. Schwarcz joined Delek in a senior legal role in October 2007 and has served as Delek’s vice president since April 2009.

Mark D. Smith has served as an executive vice president of our general partner since October 2014 and as an executive vice president of Delek US Holdings, Inc. since May 2014. Mr. Smith has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Prior to joining us, Mr. Smith spent nine years as a Vice President with Tesoro Refining and Marketing and Tesoro Companies, Inc. (collectively, “Tesoro”). From March 2010 until May 2014, Mr. Smith served as the Vice President - Development Supply and Logistics where he was responsible for Tesoro’s strategic supply, trading, and logistics activities. From 2008 through March 2010, Mr. Smith served as Vice President - Trading and Risk Management where he led Tesoro’s trading and risk management activities. From 2005 through 2008, Mr. Smith served as Vice President of Supply and Trading. Prior to 2005, Mr. Smith worked for Chevron USA leading their North American physical supply and trading activities.

Avigal Soreq has served as an executive vice president of our general partner since October 2015, as an executive vice president of Delek since August 2015, as a vice president of our general partner and Delek since December 2012. Mr. Soreq has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Prior to joining Delek US Holdings, Inc. in October 2011, Mr. Soreq worked in business development for SunPower Corp. Prior to joining SunPower Corp., Mr. Soreq worked as a senior finance and business consultant for Trabelsy & Co and as a consultant in the corporate finance department for KPMG’s Tel-Aviv office. Mr. Soreq served in the Israeli Air Force in various roles between 1996 and 2004 and reached the rank of Major. Mr. Soreq is certified as a certified public accountant in Israel.

Kent B. Thomas has been an executive vice president and assistant secretary of our general partner since October 2012. From April 2012 to October 2012, Mr. Thomas served as executive vice president, general counsel and secretary of our general partner. Mr. Thomas has served as Delek’s executive vice president since November 2011 and as Delek’s general counsel and secretary since joining Delek in August 2005.

Board Leadership Structure

Mr. Yemin serves as Chairman of the Board. Our general partner has no policy with respect to the separation of the offices of Chairman and CEO. Rather, its policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry. He is also the Chairman of the board of directors of Delek, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chairman of the board of a publicly traded company. As such, the Board feels that combining the roles of Chairman and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met seven times in the year ended December 31, 2015 with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he served during the year.

Executive Sessions

Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and our industry, while the other Board members bring experience and expertise specific to us and Delek. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors conduct such executive sessions as frequently as necessary, but at minimum generally in connection with each quarterly meeting of the Audit Committee. As Chairman of the Audit Committee, Mr. D'Andrea generally presides over these executive sessions.

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

Committees of the Board of Directors of Our General Partner

Audit Committee

The Board has a standing Audit Committee. The Audit Committee consists of Messrs. D'Andrea (chairman), Brown, Gadd and Spiegel. Mr. D'Andrea joined the committee and succeeded Gary M. Sullivan, Jr. as its chairman in August 2015 upon Mr. Sullivan's resignation from the committee and the Board. Messrs. Brown and Sullivan joined the committee at its inception in November 2012, and Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Audit Committee met four times during the year ended December 31, 2015.

The Board has determined that (i) each of Messrs. D'Andrea, Brown, Gadd and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE, (ii) Mr. D'Andrea meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and (iii) Mr. Sullivan qualified as independent under applicable SEC rules and regulations and the rules of the NYSE and met the definition of "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K prior to his resignation in August 2015.

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

Conflicts Committee

The Conflicts Committee consists of Messrs. Brown (chairman), D'Andrea, Gadd and Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. The Board also determined that Mr. Sullivan qualified as independent under applicable SEC rules and regulations and the rules of the NYSE prior to his resignation in August 2015. Messrs. Brown and Sullivan joined the committee at its inception in November 2012 and Mr. D'Andrea joined the committee in August 2015 upon Mr. Sullivan's resignation from the committee and the Board. Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Conflicts Committee met ten times during the year ended December 31, 2015.

Our partnership agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest between us and Delek or any other person. However, pursuant to the partnership agreement and our Related Party Transactions Policy adopted by the Board, the Board or management of our general partner may submit certain related party transactions for review and approval or ratification by the Board or an authorized committee thereof. It is generally expected that the Conflicts Committee will be best suited to review related party transactions. In certain instances the Related Party Transactions Policy effectively requires that certain related party transactions be submitted to the Conflicts Committee for review. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the Partnership, and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. Any unitholder challenging any matter approved by the Conflicts Committee in accordance with the terms of our partnership agreement will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our partnership agreement. For further discussion of the Conflicts Committee and the Related Party Transactions Policy, see "Item 13—Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Procedures for Review, Approval or Ratification of Transactions with Related Parties."

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

Compensation Decisions

Our general partner does not have a compensation committee. Our general partner has decided that a compensation committee is not necessary at this time, primarily because neither our general partner nor the Partnership regularly provides compensation to the general partner's executive officers. However, our Board believes it is important to promote the interests of the Partnership by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf, incentive compensation awards for their service. Accordingly, the general partner adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek, the LTIP is administered by the Conflicts Committee with respect to those awards. The disinterested members of the full Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner. A compensation consultant was not used in the formulation of our executive compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner, see "Item 11—Executive Compensation."

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

Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2015, all filing requirements applicable to the executive officers and directors of our general partner and owners of more than ten percent of our common units were met.

ITEM 11.    EXECUTIVE COMPENSATION

All of our general partner's executive officers are employees of Delek. Neither we nor our general partner directly employs any of the executive officers responsible for managing our business.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2015. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. These individuals may be referred to herein as our named executive officers or “NEOs.”

Overview - Compensation Decisions and Allocation of Compensation Expenses

Our general partner does not have a compensation committee. Our general partner has determined that a compensation committee is not necessary at this time, primarily because our general partner's executive officers do not regularly receive material compensation from our general partner or the Partnership. However, our Board believes it is important to promote the interests of the Partnership and the general partner by providing incentive compensation to employees of the Partnership's affiliates and others who perform services for us or on our behalf. Accordingly, pursuant to our partnership agreement, the general partner is allowed to and has adopted the LTIP. Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek, the LTIP is administered by the Conflicts Committee, with respect to awards to these individuals. The disinterested members of the Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner.

Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $3.4 million per year to Delek for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek directly for a proportionate amount of the salary and employee benefits costs of Delek employees who devote more than 50% of their time to our business and affairs.

None of our NEOs devoted more than 50% of his total business time to our business and affairs in 2015. Although our NEOs provide services to both Delek and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek, and we have not reimbursed Delek for the cost of such services. Except for awards under the LTIP, Delek has the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Because neither we nor our general partner directly employ any of our NEOs and because our NEOs are compensated by Delek to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2015. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs who are responsible for our management, growth and success to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with the Offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:

•	to motivate and retain our general partner's key executives;

•	to align the long-term economic interests of our general partner's executives with those of our unitholders; and

•	to reward excellence and performance by our general partner's executives that increases the value of our units.

Awards may be made under the LTIP to officers, directors and employees of Delek, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. No phantom units were granted to our executive officers in 2015.

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

Compensation Consultants

Our general partner does not have a compensation committee, and its Board did not retain a compensation consultant with respect to compensation paid in 2015. However, the Board has engaged the compensation consultants at Aon/Hewitt in 2015 to evaluate potential changes to the compensation of the members of the Board beginning in 2016.

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

The members of the Conflicts Committee have submitted this Report to the Board of Directors as of February 25, 2016:

Charles J. Brown, III (Chairman)
Francis C. D'Andrea
Eric D. Gadd
Reuven Spiegel

2015 Summary Compensation Table

The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2015 (and the two prior fiscal years) for our general partner's principal executive officer (Mr. Yemin) and principal financial officer (Mr. Ginzburg). Messrs. Yemin and Ginzburg are referred to collectively herein as our "named executive officers" or "NEOs."

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ezra Uzi Yemin Chief Executive Officer	2015	—	—	—	—	—	—
	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Assaf Ginzburg Executive Vice President and Chief Financial Officer	2015	—	—	—	—	—	—
	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—

(1)	Because none of our executive officers received total compensation from us or our general partner in excess of $100,000 in 2015, information is presented only for Messrs. Yemin and Ginzburg.

Grants of Plan Based Awards in 2015

Because our NEOs continued to benefit from significant plan-based equity awards granted in prior years, our NEOs were not granted plan-based equity awards during 2015.

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2015.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Ezra Uzi Yemin	—	—	n/a	n/a	48,976	$1,747,953
Assaf Ginzburg	—	—	n/a	n/a	10,000	$356,900

(1)	Awards in this column are phantom units which vest ratably every six months from June 10, 2016 through December 10, 2017.

(2)	Amounts in this column are based upon a fair market value of $35.69 per unit on December 31, 2015.

Option Exercises and Stock Vested in 2015

The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2015.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin	—	n/a	24,488	$955,277
Assaf Ginzburg	—	n/a	20,000	$851,450

(1)	Consists of the following:

Date	NEO	Phantom Units Vested	Fair Market Value Per Unit	Value Realized on Vesting
6/10/2015	Yemin	12,244	$43.76	$535,797
	Ginzburg	17,500		$765,800
12/10/2015	Yemin	12,244	$34.26	$419,479
	Ginzburg	2,500		$85,650

Potential Payments Upon Termination or Change-In-Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek and the LTIP took place on December 31, 2015 and their last day of employment with our general partner or its affiliates was December 31, 2015. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name	Termination of Employment	Change-In-Control (1)
Ezra Uzi Yemin	—	$1,747,953
Assaf Ginzburg	—	$356,900

(1)
The numbers in the “Change-In-Control” column assume that an “exchange transaction” (as described below) occurred on December 31, 2015 when the fair market value of our common units was $35.69 per unit, and, as a result, the Board of Directors of our general partner decided that all 48,976 and 10,000 outstanding phantom units held by Messrs. Yemin and Ginzburg, respectively, should become fully vested and participate in the transaction value of the units covered by the award (e.g., by exercise or cash out).

2012 Long-Term Incentive Plan

Under the terms of the LTIP and the applicable awards, phantom units that have not vested at the time the participant’s employment with our general partner or its affiliates terminates will generally be immediately forfeited unless the Board determines otherwise. In the event of an Exchange Transaction, defined generally under the LTIP to include a merger, consolidation, acquisition or disposition of stock, separation, reorganization, liquidation or other similar event or transaction designated by the Board in which our unitholders receive cash, stock or other property in exchange for or in connection with their units, our NEOs may be entitled, at the discretion of the Board, to the accelerated vesting of phantom units awarded under the LTIP. The LTIP and applicable awards provide that the Board may, in its discretion, (i) accelerate the vesting of the phantom units, (ii) make other adjustments to the terms of the phantom units, or (iii) in the event the Exchange Transaction involves the receipt of equity of another entity in exchange for units, convert the phantom units into comparable awards relating to such entity's equity. The “Change-In-Control” column in the “Potential Payments Upon Termination or Change-In-Control” table above illustrates the value of phantom units under the LTIP assuming that an Exchange Transaction occurred on December 31, 2015 and the Board elected to accelerate all of the phantom units held by our NEOs.

Compensation of Directors in 2015

Officers and employees of Delek or its subsidiaries do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors during 2015 (Messrs. Brown, Cox, D'Andrea, Gadd, Spiegel and Sullivan) (the "Compensated Directors") was determined by the Board. Each Compensated Director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement. The director compensation framework used in 2015 is summarized in the table below and includes the following key changes from past practice: (a) per meeting cash fees have been eliminated in favor of annual cash retainers, (b) annual equity awards are tied to a target dollar value rather than a fixed quantity of phantom units and (c) equity awards now vest semi-annually over a three-year period rather than a five-year period.

Board of Directors Retainer (Per Year)	$50,000
Committee Retainers (Per Year):	Chairman	Others
Audit Committee	$10,000	$5,000
Conflicts Committee	$5,000	$2,500
Target Value for Equity Awards (Per Year)	$65,000

The following table sets forth a summary of the compensation we paid to the members of the Board for service during 2015.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	60,000	65,115	—	—	125,115
Mark B. Cox	50,000	65,115	—	—	115,115
Francis C. D'Andrea	25,476	64,957	—	—	90,433
Eric D. Gadd	57,500	65,115	—	—	122,615
Reuven Spiegel	57,500	65,115	—	—	122,615
Gary M. Sullivan, Jr.	37,024	65,115	—	—	102,139

(1)	Because they are officers and employees of Delek or its subsidiaries, Messrs. Yemin, Ginzburg and Green did not receive any compensation for their service as directors in 2015.

(2)
This column reports the amount of cash compensation earned in 2015 for Board and committee service. Mr. D'Andrea commenced service on the Board upon Mr. Sullivan's resignation from the Board in August 2015.

(3)
Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2015 fiscal year are included in Note 13 to our audited financial statements for the 2015 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $43.76 per unit for Messrs. Brown, Cox, Gadd, Spiegel and Sullivan is equal to the NYSE closing price of our common units on the June 10, 2015 grant date. The grant date fair value of $34.26 per unit for Mr. D'Andrea is equal to the NYSE closing price of our common units on the December 10, 2015 grant date. Each of Messrs. Brown and Sullivan held 5,240 outstanding phantom units at December 31, 2015. Messrs. Cox, D'Andrea, Gadd and Spiegel held 2,990, 1,896, 4,490 and 3,240 outstanding phantom units, respectively, at December 31, 2015.

Compensation Committee Interlocks and Insider Participation

Messrs. Brown, D'Andrea, Gadd, Spiegel and Sullivan served on the Conflicts Committee during 2015 and Mr. Yemin and the Board assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 16, 2016 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek US Holdings, Inc. by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount, Nature and Percentage of Beneficial Ownership of Subordinated Units (2)		Amount, Nature and Percentage of Beneficial Ownership of General Partner Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP						Delek US Holdings, Inc.
	(#)	(%)	(#)	(%)	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	2,799,258	22.8	11,999,258 (5)	100.0	495,445	100.0	n/a	n/a
Advisory Research Inc. (6)	1,802,211	14.7	—	n/a	—	n/a	n/a	n/a
Goldman Sachs Asset Management (7)	1,242,410	10.1	—	n/a	—	n/a	n/a	n/a
Clearbridge Investments, LLC (8)	759,300	6.2	—	n/a	—	n/a	n/a	n/a
NFJ Investment Group, LLC (9)	621,030	5.1	—	n/a	—	n/a	n/a	n/a
Directors, Director Nominees and NEOs:
Ezra Uzi Yemin (10)	208,631	1.7	—	n/a	—	n/a	452,081	*
Charles Brown	3,423	*	—	n/a	—	n/a	—	n/a
Mark B. Cox	25,998	*	—	n/a	—	n/a	—	n/a
Francis C. D'Andrea	—	n/a	—	n/a	—	n/a	—	n/a
Eric Gadd	1,998	*	—	n/a	—	n/a	—	n/a
Reuven Spiegel	748	*	—	n/a	—	n/a	—	n/a
Assaf Ginzburg (11)	59,242	*	—	n/a	—	n/a	50,599	*
Frederec Green (12)	54,020	*	—	n/a	—	n/a	165,080	*
All directors, all director nominees, all NEOs and all executive officers as a group (15 persons) (13)	396,017	3.2	—	n/a	—	n/a	780,056	1.3

*	Less than 1% of our issued and outstanding common units or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.

(1)	Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.

(2)
For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 12,277,531 common units, 11,999,258 subordinated units representing limited partner interests and 495,445 general partner units issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 62,137,054 shares issued and outstanding shares on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $13.59 fair market value of Delek US Holdings, Inc. Common Stock on the Measurement Date and the exercise price divided by $13.59).

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

(5)
Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015, and confirmation by the board of directors of our general partner based on the recommendation of the conflicts committee, on February 25, 2016, the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units.

(6)
According to a Schedule 13G/A filed with the SEC on February 18, 2016 by Advisory Research Inc. with an address of 180 North Stetson Avenue, Suite 5500, Chicago, Illinois 60601 and Piper Jaffray Companies with an address of 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402. The Schedule 13G/A reports that Advisory Research Inc. has sole voting power with respect to 1,757,211 of the reported units and sole dispositive power with respect to all of the reported units and Piper Jaffray Companies has shared voting power with respect to 1,757,211 of the reported units and shared dispositive power with respect to all of the reported units.

(7)
According to a Schedule 13G/A filed with the SEC on February 9, 2016 by Goldman Sachs Asset Management, L.P. with an address of 200 West Street, New York, New York 10282. The Schedule 13G/A reports that Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC share voting and dispositive power with respect to the reported units.

(8)
According to a Schedule 13G/A filed with the SEC on February 16, 2016 by Clearbridge Investments, LLC, with an address of 620 8th Avenue, New York, New York 10018. The Schedule 13G/A reports that Clearbridge Investments, LLC has sole voting and dispositive power with respect to the reported units.

(9)
According to a Schedule 13G filed with the SEC on February 12, 2016 by NFJ Investment Group, LLC with an address of 2100 Ross Avenue, Suite 700, Dallas, Texas 75201 and Allianz Global Investors U.S. Holdings, LLC with an address of 1633 Broadway, New York, New York 10019. The Schedule 13G reports that NFJ Investment Group, LLC possesses sole voting and dispositive power with respect to 589,169 units and shares voting and dispostive power with respect to the remaining units with Allianz Global Investors U.S. Holdings, LLC.

(10)
30,000 of our units and 106,802 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. Delek US Holdings, Inc. Common Stock includes 7,627 RSUs that will vest within 60 days of the Measurement Date.

(11)	Delek US Holdings, Inc. Common Stock includes 4,905 RSUs that will vest within 60 days of the Measurement Date.

(12)	Delek US Holdings, Inc. Common Stock includes 11,750 RSUs that will vest within 60 days of the Measurement Date.

(13)	Delek US Holdings, Inc. Common Stock includes 41,128 RSUs that will vest within 60 days of the Measurement Date.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2015 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	524,219	N/A	131,096
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL		N/A

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is included in Item 10 "Directors, Executive Officers and Corporate Governance" above.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 26, 2016, Delek owned 14,798,516 common units and 495,445 general partner units, as well as incentive distribution rights, which collectively represents a 61.7% ownership interest in the Partnership. Certain transactions with Delek and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek and its affiliates, including our general partner, own more than five percent of our equity interests. In addition, Messrs. Yemin, Ginzburg, Green, Smith, Daily, Gordon, Holmes, Thomas and Soreq serve as executive officers of both Delek and our general partner.

Distributions and Payments to Delek and Our General Partner

Our partnership agreement generally requires us to make quarterly cash distributions of 98% of our "available cash" to limited partners, including Delek, and 2% to our general partner (assuming it makes any capital contributions necessary to maintain its 2% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner may be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. Our distribution made for the quarter ended December 31, 2015 was made above the highest target distribution level. During 2015, we made quarterly distributions totaling $56.6 million to our unitholders, of which $35.9 million was paid to Delek and our general partner.

Acquisitions

The Partnership entered into various transactions with Delek and our general partner during the years ended December 31, 2015, 2014 and 2013 pursuant to which we acquired the following assets from Delek:

•	(i) a refined products terminal located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets adjacent to the Tyler Refinery, on July 26, 2013.

•
(i) the refined products terminal located at Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and (ii) 158 storage tanks and certain ancillary assets at and adjacent to the El Dorado Refinery, on February 10, 2014;

•
two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets on March 31, 2015; and

•	a crude oil storage tank with approximately 350,000 barrels of shell capacity located adjacent to the Tyler Refinery and certain ancillary assets on March 31, 2015.

These acquisitions are described in greater detail under the heading “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to these acquisitions, we purchased assets in the amount of $3.8 million from Delek, which were subsequently contributed to CP LLC, a joint venture entered into with an unrelated third party.

Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement

We have entered into various long-term, fee-based commercial agreements with Delek under which we provide gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek, and Delek commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. The amounts paid under those agreements and other non-contractual arrangements with Delek during 2015 are as follows:

•
Delek, directly or indirectly, paid us approximately $2.0 million pursuant to the Memphis terminalling agreement in 2015 and $1.6 million for terminalling services at our Nashville, Tennessee terminal;

•	Delek paid us approximately $9.2 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement in 2015;

•	Delek paid us approximately $15.3 million pursuant to the East Texas marketing agreement in 2015;

•	Delek paid us approximately $3.7 million pursuant to the amended and restated services agreement for the Big Sandy terminal and pipeline in 2015;

•	Delek paid us approximately $18.5 million pursuant to the Tyler Terminal and Tank Assets Throughput and Tankage Agreement in 2015;

•	Delek, directly or indirectly, paid us approximately $1.6 million pursuant to the North Little Rock terminalling services agreement;

•	Delek, directly or indirectly, paid us approximately $17.8 million pursuant to the El Dorado Terminal and Tank Assets Throughput and Tankage Agreement;

•	Delek paid us approximately $3.2 million related to revenue earned on our Greenville-Mount Pleasant Assets;

•	Delek paid us approximately $11.6 million related to revenue earned on trucking services;

•	Delek paid us approximately $4.4 million related to the El Dorado Offloading Racks; and

•	Delek paid us approximately $1.6 million related to the Tyler Crude Tank.

For a discussion of a third party's involvement in certain of these agreements, see "Item 1—Business—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement."

Omnibus Agreement. The Omnibus Agreement governs a number of important aspects of the Partnership’s business relationship with Delek. For a more extensive summary of this agreement and its amendment history, see Item 1, “Business—2015 Developments—Other Developments—Omnibus Agreement.” The Omnibus Agreement addresses, among other things, the following matters:

•	an agreement whereby Delek will not compete with us under certain circumstances;

•
our right of first offer to acquire certain of Delek's logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future;

•	Delek's right of first refusal to purchase our assets that serve its refineries;

•
our obligation to pay an annual fee to Delek, currently in the amount of $3.4 million, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration;

•
Delek's reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek's indemnification of us for certain matters, including environmental, title and tax matters;

•
reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for any operating expenses in excess of certain thresholds per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek that are necessary to comply with the DOT pipeline integrity rules and certain API storage tank standards; and

•
reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of certain thresholds for such 12-month period and per year that we make with respect to the assets contributed to us by Delek for which we have not been reimbursed as described above.

Pursuant to the terms of the Omnibus Agreement, we paid Delek or our general partner approximately $3.8 million and $22.8 million during the year ended December 31, 2015 for general corporate and administrative services and operational and management services, respectively. Additionally, we paid Delek $12.9 million for various other operational and general and administrative services.

We were paid $1.0 million pursuant to the Third Restated Omnibus Agreement in relation to expenses incurred in connection with a crude oil release occurring on a gathering line near Fouke, Arkansas in April 2015. We were also reimbursed $5.2 million for certain capital improvements pursuant to the terms of the Omnibus Agreement. In addition, we were reimbursed $0.8 million and $0.5 million for tax and various other operational and general and administrative services, respectively.

Other Related Party Transactions

In addition to the agreements described above, we purchased finished product and bulk biofuels from Delek, totaling $87.4 million and $18.0 million, respectively, during the year ended December 31, 2015. We sold RINs in the amount of approximately $5.8 million to Delek during the year ended December 31, 2015. We also sold $9.8 million of finished product in our west Texas operations to Alon USA Energy, Inc., an equity method investee of Delek.

We entered into a senior secured revolving credit agreement on November 7, 2012 , with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). The obligations under the Second Amended and Restated Credit Agreement are secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing") provides a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2015, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement, the guaranty and the transactions related to it are described in greater detail under the heading “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Position and Indebtedness.”

Procedures for Review, Approval or Ratification of Transactions with Related Parties

The Board of Directors of our general partner has adopted a policy for the review, approval and ratification of transactions with related parties. The Board of Directors reviews this policy annually. For the purposes of this policy, a related party is defined as (i) any director or executive officer of our general partner, (ii) any unitholder owning in excess of 5% of our common units or an affiliate of our general partner, (iii) any immediate family member of an individual of any such person, (iv) any entity in which we have an investment that is accounted for under the equity method of accounting, and (v) any entity that is owned or controlled by someone listed in (i) - (iv) above or any entity in which someone listed in (i) - (iv) above has a substantial ownership interest or control of such entity. A related party transaction under the policy is generally expected to be a transaction in which we are a participant with a related party and which requires disclosure under Item 404 of Regulation S-K, other than transactions that are undertaken pursuant to existing agreements and the ongoing performance of which meet certain prior filing or approval requirements. Transactions that are otherwise resolved under Section 7.9 of the Partnership Agreement are not required to be reviewed or approved under the policy.

Subject to certain exceptions, the policy requires that related party transactions, as defined by the policy, be approved by the Board of Directors of the general partner or an authorized committee of the Board of Directors, subject to the guidelines of the policy. Pursuant to the policy the Conflicts Committee of the Board of Directors of our general partner is generally considered the best suited to review related party transactions and has been authorized by the Board of Directors to do so. If a related party transaction that would otherwise require approval under the policy, is not approved prior to entry into such transaction, management may enter into such transaction, subject to ratification by the Board or an authorized committee of the Board.

The policy further sets forth certain categories of transactions between the Partnership and its subsidiaries on one hand and Delek and its subsidiaries on the other hand that are deemed to be approved by the Board of Directors and are therefore able to be effected by management of the general partner under the relevant general authorization policies and procedures and after taking into account all relevant facts and circumstances. Additionally, the policy effectively requires all related party transactions that (i) involve the purchase and sale of products or services that are effected at either (x) cost (including, when relevant, a nominal fee for services) or (y) the then-prevailing market prices that we would pay or charge to third parties ("Market Based Transactions") undertaken outside the ordinary course of business and involve an aggregate amount of more than $2.5 million annually or (ii) are not Market Based Transactions and are undertaken outside the ordinary course of business, or (iii) are not Market Based Transactions and are undertaken within the ordinary course of business and involve an aggregate amount of more than $2.5 million annually be approved by the Board of Directors or an authorized committee thereof. Pursuant to the policy, the Conflicts Committee is generally the best suited to review these transactions and it is expected they will be the committee that does so.

The Board of Directors of our general partner has also adopted a written code of business conduct and ethics, under which a director or officer of the general partner or of any of our subsidiaries would be expected to bring to the attention of the Audit Committee of the Board of Directors of the general partner or the general partner's General Counsel, any conflict or potential conflict of interest that may arise between such party, on the one hand, and us, on the other hand.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees of $887,874 and $694,537 paid for the services of Ernst & Young LLP during fiscal years 2015 and 2014, respectively, include services related to the audits of our consolidated financial statements and audit services provided in connection with our regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2015 and December 31, 2014 financial statements regardless of when the fees and expenses were paid. Tax fees of $45,960 paid for the services of Ernst & Young LLP during fiscal year 2014, include services which consisted primarily of consultations on various tax matters related to us and our subsidiaries. No tax fees were paid for the services of Ernst & Young LLP during fiscal year 2015.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures. In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the year ended December 31, 2015, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

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

10.1
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on April 6, 2015).

10.2
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.3
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

10.5	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.6
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.7	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.8	#	First Amendment to Marketing Agreement, dated July 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP.
10.9
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.10
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.11
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

10.17
Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.18
Asset Purchase Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.19
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.20
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.21
Asset Purchase Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on April 6, 2015).

10.22
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.23	++
First Amended and Restated Limited Liability Company Agreement of Rangeland Rio Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.24	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

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
The following materials from Delek Logistics Partners, LP Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

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

Delek Logistics Partners, LP

Consolidated Financial Statements
As of December 31, 2015 and 2014 and
For Each of the Three Years Ended December 31, 2015, 2014 and 2013

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delek Logistics Partners, LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Delek Logistics Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Delek Logistics Partners, LP and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek Logistics Partners, LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 29, 2016

Delek Logistics Partners, LP
Consolidated Balance Sheets

	December 31,
	2015	2014 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,861
Accounts receivable	35,049	27,986
Inventory	10,451	10,316
Deferred tax assets	—	28
Other current assets	1,540	768
Total current assets	47,040	40,959
Property, plant and equipment:
Property, plant and equipment	325,647	308,088
Less: accumulated depreciation	(71,799)	(53,309)
Property, plant and equipment, net	253,848	254,779
Equity method investments	40,678	—
Goodwill	12,203	11,654
Intangible assets, net	15,482	16,520
Other non-current assets	6,037	7,374
Total assets	$375,288	$331,286
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,850	$17,929
Accounts payable to related parties	3,992	628
Excise and other taxes payable	4,871	5,443
Tank inspection liabilities	1,890	2,829
Pipeline release liabilities	1,393	1,899
Accrued expenses and other current liabilities	1,694	1,588
Total current liabilities	20,690	30,316
Non-current liabilities:
Revolving credit facility	351,600	251,750
Asset retirement obligations	3,506	3,319
Deferred tax liabilities	—	231
Other non-current liabilities	10,510	5,889
Total non-current liabilities	365,616	261,189
Equity (Deficit):
Predecessor division equity	—	19,726
Common unitholders - public; 9,478,273 units issued and outstanding at December 31, 2015 (9,417,189 at December 31, 2014)	198,401	194,737
Common unitholders - Delek; 2,799,258 units issued and outstanding at December 31, 2015 (2,799,258 at December 31, 2014)	(280,828)	(241,112)
Subordinated unitholders - Delek; 11,999,258 units issued and outstanding at December 31, 2015 (11,999,258 at December 31, 2014)	78,601	73,515
General partner - Delek; 495,445 units issued and outstanding at December 31, 2015 (494,197 at December 31, 2014)	(7,192)	(7,085)
Total (deficit) equity	(11,018)	39,781
Total liabilities and (deficit) equity	$375,288	$331,286
(1) Adjusted to include the historical balances of the Logistics Assets Predecessor. See Notes 1 and 3 for further discussion.
See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (2)
	(In thousands, except unit data and per unit data)
Net sales:
Affiliate (3)	$152,564	$114,583	$78,173
Third Party	437,105	726,670	829,255
Net sales	$589,669	$841,253	$907,428

Operating costs and expenses:
Cost of goods sold	436,304	697,221	811,364
Operating expenses	44,923	39,465	35,903
General and administrative expenses	11,384	10,616	7,526
Depreciation and amortization	19,692	15,022	13,738
Loss on asset disposals	104	83	166
Total operating costs and expenses	512,407	762,407	868,697
Operating income	77,262	78,846	38,731
Interest expense, net	10,658	8,656	4,570
Loss on equity method investments	588	—	—
Total non-operating expenses	11,246	8,656	4,570
Income before income tax (benefit) expense	66,016	70,190	34,161
Income tax (benefit) expense	(195)	132	757
Net income	66,211	70,058	33,404
Less: loss attributable to Predecessors	(637)	(1,939)	(14,426)
Net income attributable to partners	$66,848	$71,997	$47,830
Comprehensive income attributable to partners	$66,848	$71,997	$47,830

Less: General partner's interest in net income, including incentive distribution rights	5,163	2,366	957
Limited partners' interest in net income	$61,685	$69,631	$46,873

Net income per limited partner unit:
Common units - (basic)	$2.55	$2.88	$1.95
Common units - (diluted)	$2.52	$2.85	$1.93
Subordinated units - Delek (basic and diluted)	$2.54	$2.88	$1.95

Weighted average limited partner units outstanding:
Common units - (basic)	12,237,154	12,171,548	12,025,249
Common units - (diluted)	12,356,914	12,302,629	12,148,774
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

Cash distributions per limited partner unit	$2.240	$1.900	$1.600

(1) The information presented includes the results of operations of the Logistics Assets Predecessor. See Notes 1 and 3 for further discussion.
(2) Adjusted to include the historical results of the Logistics Assets Predecessor. See Notes 1 and 3 for further discussion.
(3) See Note 4 for a description of our affiliate revenue transactions.

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity

		Partnership
	Equity of Predecessors	Common - Public	Common - Delek	Subordinated - Delek	General Partner - Delek	Total
	(In thousands)
Balance at December 31, 2012	62,308	178,728	(127,129)	52,875	(49)	166,733
Sponsor contributions of equity to the Predecessor	33,339	—	—	—	—	33,339
Loss attributable to Predecessor	(14,426)	—	—	—	—	(14,426)
Liabilities not assumed by the Partnership	213	—	—	—	—	213
Allocation of net assets acquired by the unitholders	(38,267)	—	37,502	—	765	—
Cash distributions (1)	—	(13,223)	(96,848)	(16,907)	(2,586)	(129,564)
Sponsorship contribution of fixed assets	—	—	510	—	10	520
Net income attributable to partners	—	18,035	5,455	23,383	957	47,830
Unit-based compensation	—	341	3,822	—	(3,699)	464
Other	—	(42)	8	35	98	99
Balance at December 31, 2013	43,167	183,839	(176,680)	59,386	(4,504)	105,208
Sponsor contributions of equity to the Predecessor	3,722	—	—	—	—	3,722
Loss attributable to Predecessor	(1,939)	—	—	—	—	(1,939)
Allocation of net assets acquired by the unitholders	(25,224)	—	24,720	—	504	—
Cash distributions (2)	—	(17,099)	(99,035)	(21,658)	(3,300)	(141,092)
Sponsorship contribution of fixed assets	—	—	1,534	—	32	1,566
Net income attributable to partners	—	27,386	8,166	35,005	1,440	71,997
Unit-based compensation	—	611	183	782	(1,302)	274
Other	—	—	—	—	45	45
Balance at December 31, 2014	19,726	194,737	(241,112)	73,515	(7,085)	39,781
Sponsor contributions of equity to the Predecessor	115	—	—	—	—	115
Loss attributable to Predecessor	(637)	—	—	—	—	(637)
Allocation of net assets acquired by the unitholders	(19,204)	—	18,820	—	384	—
Cash distributions (3)	—	(20,755)	(66,698)	(25,919)	(5,156)	(118,528)
Sponsorship contribution of fixed assets	—	—	573	—	11	584
Net income attributable to partners	—	24,039	7,121	30,525	5,163	66,848
Unit-based compensation	—	740	219	940	(1,493)	406
Other	—	(360)	249	(460)	984	413
Balance at December 31, 2015	$—	$198,401	$(280,828)	$78,601	$(7,192)	$(11,018)

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

(3) Cash distributions include $61.9 million in cash payments for the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book basis instead of fair value. Additionally, any excess of cash paid over the historical book basis of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our equity balance decreased $42.7 million during the year ended December 31, 2015. Distributions also include $0.4 million related to distribution equivalents on vested phantom units.

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP - Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (2)
Cash flows from operating activities:	(In thousands)
Net income	$66,211	$70,058	$33,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,692	15,022	13,738
Amortization of unfavorable contract liability to revenue	—	(2,670)	(2,623)
Amortization of deferred revenue	(596)	(307)	(204)
Amortization of deferred financing costs	1,460	1,267	1,007
Accretion of asset retirement obligations	251	232	224
Loss on asset disposals	104	83	166
Deferred income taxes	14	(109)	309
Loss on equity method investments	588	—	—
Unit-based compensation expense	406	274	464
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,197)	2,892	(1,251)
Inventories and other current assets	(907)	7,894	(3,333)
Accounts payable and other current liabilities	(13,734)	(7,117)	7,332
Accounts payable to related parties	1,737	(885)	(8,635)
Non-current assets and liabilities, net	(5)	(1,550)	(4,030)
Net cash provided by operating activities	68,024	85,084	36,568
Cash flows from investing activities:
Business combinations	(400)	(22,650)	(10,737)
Purchases of property, plant and equipment	(19,956)	(9,012)	(25,597)
Proceeds from sales of property, plant and equipment	1,198	—	—
Equity method investments	(37,434)	—	—
Net cash used in investing activities	(56,592)	(31,662)	(36,334)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	50	45	99
Distributions to general partner	(3,918)	(1,382)	(690)
Distributions to common unitholders - public	(20,755)	(17,099)	(13,223)
Distributions to common unitholders - Delek	(6,046)	(5,053)	(3,944)
Distributions to subordinated unitholders	(25,919)	(21,658)	(16,907)
Distributions to Delek for acquisitions	(61,890)	(95,900)	(94,800)
Proceeds from revolving credit facility	396,400	499,750	206,300
Payments of revolving credit facility	(296,550)	(412,800)	(131,500)
Deferred financing costs paid	—	(3,688)	(2,273)
Predecessor division equity contribution	115	3,722	33,339
Reimbursement of capital expenditures by Sponsor	5,220	1,578	837
Net cash used in financing activities	(13,293)	(52,485)	(22,762)
Net (decrease) increase in cash and cash equivalents	(1,861)	937	(22,528)
Cash and cash equivalents at the beginning of the period	1,861	924	23,452
Cash and cash equivalents at the end of the period	$—	$1,861	$924

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (2)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,009	$7,661	$3,242
Income taxes	$4	$18	$30
Non-cash investing activities:
Equity method investments	$3,832	$—	$—
Increases in accrued capital expenditures	$2,471	$156	$140
Non-cash financing activities:
Working capital retained by Sponsor	$—	$—	$213
Sponsor contribution of fixed assets	$584	$1,566	$520
(1) Includes the historical cash flows of the Logistics Assets Predecessor. See Notes 1 and 3 for further discussion.
(2) Adjusted to include the historical cash flows of the Logistics Assets Predecessor. See Notes 1 and 3 for further discussion.

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP

Notes to Consolidated Financial Statements
1. General

Organization

As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP and its subsidiaries and its general partner (as hereinafter defined).

The Partnership is a Delaware limited partnership formed in April 2012 by Delek and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner').

On July 26, 2013, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP ("Delek Logistics Marketing"), acquired from Delek (i) the refined products terminal (the “Tyler Terminal”) located at Delek's Tyler, Texas Refinery (the "Tyler Refinery") and (ii) 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and, together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery (such transaction, the “Tyler Acquisition”).

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

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Logistics Marketing, acquired from Delek a crude oil storage tank located adjacent to the Tyler Refinery (the "Tyler Crude Tank") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is expected to primarily support the Tyler Refinery. The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

The Tyler Acquisition, the El Dorado Acquisition, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter collectively referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the Tyler Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through July 26, 2013 (the "Tyler Predecessor"), (ii) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor"), (iii) the historical results of the El Dorado Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "El Dorado Assets Predecessor") and (iv) the historical results of the Tyler Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as the "Logistics Assets Predecessor." We refer to the historical results of the Tyler Predecessor, the El Dorado Predecessor, the El Dorado Assets Predecessor and the Tyler Assets Predecessor collectively as our "Predecessors." See Note 3 for further information regarding the El Dorado Acquisition and the Tyler Acquisition.

Description of Business

The Partnership primarily owns and operates logistics and marketing assets for crude oil and intermediate and refined products. A substantial majority of our existing assets are integral to and dependent on the success of Delek’s refining and marketing operations. We gather, transport and store crude oil and market, wholesale market, distribute, transport and store refined products in select regions of the southeastern United States and west Texas for Delek and third parties.

The Partnership generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, wholesale marketing, distributing, transporting and storing refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years.

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

Segment Reporting

We are an energy business focused on crude oil, intermediate and refined products pipeline and storage activities and wholesale marketing, terminalling and offloading activities. Management reviews operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. The pipelines and transportation segment provides crude oil gathering, transportation and storage services to Delek's refining operations and independent third parties. The wholesale marketing and terminalling segment provides marketing, wholesale marketing and terminalling services to Delek's refining operations and independent third parties. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 15.

Cash and Cash Equivalents

We maintain cash and cash equivalents in accounts with large, U.S. financial institutions. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance has been established as of December 31, 2015 and 2014. One customer accounted for approximately 15.2% and 21.0% of the consolidated accounts receivable balance as of December 31, 2015 and 2014, respectively.

Inventory

Inventory consists of refined products, which are stated at the lower of cost or market with cost determined on a first-in, first-out ("FIFO") basis. One third party vendor and Delek accounted for approximately 62.6% and 24.9%, respectively, of our consolidated inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2015. One vendor in the wholesale marketing and terminalling segment accounted for a total of 69.0% of our consolidated inventory purchases during the year ended December 31, 2014. Two vendors in the wholesale marketing and terminalling segment accounted for 96.1% of our consolidated inventory purchases during the year ended December 31, 2013.

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

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, except for automotive equipment, which is depreciated using a declining-balance method. The estimated useful lives are as follows:

Years
Building and building improvements	15-40
Pipelines, tanks and terminals	15-40
Asset retirement obligation assets	15-50
Other equipment	3-15

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

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Our goodwill is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and we perform this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If an asset’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the asset’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2015, 2014, or 2013.

Equity Method Investments

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in equity method investments in our combined consolidated balance sheet and adjusted for our shares of the net earnings and losses of the investee and cash distributions, which are separately stated in our combined consolidated statement of operations and our combined consolidated statement of cash flows. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary.

Derivatives

We record all derivative financial instruments, including forward fuel contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedge accounting treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing exchange pricing and/or price index developers such as Platts or Argus. During the years ended December 31, 2015, 2014, and 2013, we did not elect to apply hedge accounting treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of income and comprehensive income.

Our policy under the guidance of ASC 815-10-45, Derivatives and Hedging—Other Presentation Matters ("ASC 815-10-45"), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against any cash collateral associated with these derivative positions. See Note 17 for further discussion.

Fair Value of Financial Instruments

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825").

We apply the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), in our presentation and disclosures regarding fair value, which pertain to certain financial assets and liabilities measured at fair value in the balance sheet on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. See Note 16 for further discussion.

We apply the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2015 or 2014, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

Self-Insurance Reserves

We have no employees. Rather, we are managed by the directors and officers of our general partner. However, Delek employees providing services to the Partnership are covered under Delek’s insurance programs. Delek has workers' compensation and liability insurance with varying retentions and deductibles with limits that management considers adequate.

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

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2015 and 2014 is as follows (in thousands):

	December 31,
	2015	2014
Beginning balance	$3,319	$3,087
Liabilities settled	(64)	—
Accretion expense	251	232
Ending balance	$3,506	$3,319

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.

Revenue Recognition

Revenues for products sold are recorded at the point of sale upon delivery of product, which is the point at which title to the product is transferred, and when payment has either been received or collection is reasonably assured. Service revenues are recognized as crude oil, intermediate and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product sales revenues for these services, as title on the product never passes to us. All service revenues are based on regulated tariff rates or contractual rates.

Cost of Goods Sold and Operating Expenses

Cost of goods sold includes all costs of refined products, additives and related transportation. It also includes costs associated with the operation of our trucking assets. We do not recognize product cost of sales related to our shipping, delivering and storage services, as title to the product never passes to us. Operating expenses include the costs associated with the operation of owned terminals and other logistics assets, terminalling expense at third-party locations and pipeline maintenance costs.

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

Equity Based Compensation

Our general partner provides equity-based compensation to officers, directors and employees of our general partner or its affiliates, and certain consultants, affiliates of our general partner or other individuals who perform services for us, which includes unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. Phantom units are measured based on the fair market value of the underlying stock on the date of grant. The fair value of our phantom units is determined based on the closing price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. All awards made through June 9, 2015 vest over a five-year service period unless such awards are amended in accordance with the LTIP. Beginning June 10, 2015, all awards made to only non-employee directors vest over a three-year service period unless such awards are amended in accordance with the LTIP. It is our practice to issue new units when phantom units vest.

Net Income per Limited Partner Unit

We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights ("IDRs"). The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs to our general partner, which is the holder of the IDRs pursuant to our partnership agreement.

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

Comprehensive Income

Comprehensive income for the years ended December 31, 2015, 2014, and 2013 was equivalent to net income.

New Accounting Pronouncements
In November 2015, the FASB issued guidance that requires deferred income tax liabilities and assets to be classified as noncurrent in a classified balance sheet, rather than being classified as current or noncurrent based on the classification of the related asset or liability for financial reporting, as previously required by the guidance. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. We prospectively adopted this guidance in the fourth quarter of 2015 and all deferred income tax liabilities and assets are now classified as noncurrent in our consolidated balance sheet as of December 31, 2015. The adoption did not have a material impact on our business, financial position or results of operations.

In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. We have prospectively adopted this guidance as of the fourth quarter of 2015 and the adoption did not have a material impact on our business, financial position or results of operations.

In July 2015, the FASB issued guidance requiring entities to measure FIFO or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not change the measurement of inventory measured using last-in, first-out or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted at the beginning of any interim or annual period for which financial statements have not yet been issued. We expect to adopt this guidance on or before the effective date, and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.

In April 2015, the FASB issued guidance which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this guidance, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued further clarification regarding an SEC staff announcement related to this guidance which permits entities to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Upon adoption, the guidance requires prior period financial statements to be retrospectively adjusted. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We adopted this guidance on December 31, 2015 and this adoption did not have a material impact on our business, financial position or results of operations.

In April 2015, the FASB issued guidance regarding the effects on historical earnings per unit of master limited partnership dropdown transactions. This ASU specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and, therefore, the previously reported earnings per unit of the limited partners would not change as a result of the dropdown transaction. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and shall be applied retrospectively to each period presented. We expect to adopt this guidance as of the effective date and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.

In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new guidance or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is not permitted. We are currently evaluating the impact that adopting this new standard will have on our business, financial position or results of operations.

3. Acquisitions

Acquisitions from Delek

The Partnership completed various transactions with Delek and our general partner during the years ended December 31, 2015, 2014 and 2013 pursuant to which we acquired the following assets from Delek:

•	the El Dorado Assets effective March 31, 2015 for approximately $42.5 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

•	the Tyler Assets effective March 31, 2015 for approximately $19.4 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

•
the El Dorado Terminal and Tank Assets effective February 10, 2014 for $95.9 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

•	the Tyler Terminal and Tank Assets effective July 26, 2013 for $94.8 million in cash.

Financial Results of the El Dorado Assets and the Tyler Assets

The acquisitions of the El Dorado Assets and the Tyler Assets were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition were recorded at amounts based on Delek's historical carrying value as of each respective acquisition date, which were $7.6 million and $11.6 million as of March 31, 2015, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Assets and the Tyler Assets as if we owned the assets for all periods presented. The results of the El Dorado Assets and the Tyler Assets are included in the pipelines and transportation segment.

The following amounts associated with the El Dorado Assets and the Tyler Assets subsequent to March 31, 2015, are included in the consolidated statements of income and comprehensive income of the Partnership (in thousands):

Year Ended
December 31, 2015
El Dorado Assets
Total operating revenues	$4,449
Net income attributable to the Partnership	$3,277
Costs associated with the acquisition	$235

Tyler Assets
Total operating revenues	$1,620
Net income attributable to the Partnership	$1,035
Costs associated with the acquisition	$240

The results of the El Dorado Assets operations and the Tyler Assets operations prior to the completion of the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition on March 31, 2015 have been included in the El Dorado Assets Predecessor and Tyler Assets Predecessor results in the tables below. The results of the El Dorado Assets and the Tyler Assets subsequent to March 31, 2015 have been included in the Partnership's results.

The tables below present our balance sheet and results of operations, the effect of including the results of the El Dorado Assets and the Tyler Assets, and the adjusted total amounts included in our consolidated financial statements.

Consolidated Balance Sheet as of December 31, 2014

	Delek Logistics Partners, LP	El Dorado Assets Predecessor	Tyler Assets Predecessor	December 31, 2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,861	$—	$—	$1,861
Accounts receivable	27,986	—	—	27,986
Inventory	10,316	—	—	10,316
Deferred tax assets	28	—	—	28
Other current assets	768	—	—	768
Total current assets	40,959	—	—	40,959
Property, plant and equipment:
Property, plant and equipment	288,045	8,267	11,776	308,088
Less: accumulated depreciation	(52,992)	(317)	—	(53,309)
Property, plant and equipment, net	235,053	7,950	11,776	254,779
Goodwill	11,654	—	—	11,654
Intangible assets, net	16,520	—	—	16,520
Other non-current assets	7,374	—	—	7,374
Total assets	$311,560	$7,950	$11,776	$331,286
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,929	$—	$—	$17,929
Accounts payable to related parties	628	—	—	628
Excise and other taxes payable	5,443	—	—	5,443
Tank inspection liabilities	2,829	—	—	2,829
Pipeline release liabilities	1,899	—	—	1,899
Accrued expenses and other current liabilities	1,588	—		1,588
Total current liabilities	30,316	—	—	30,316
Non-current liabilities:
Revolving credit facility	251,750	—	—	251,750
Asset retirement obligations	3,319	—	—	3,319
Deferred tax liabilities	231	—	—	231
Other non-current liabilities	5,889	—	—	5,889
Total non-current liabilities	261,189	—	—	261,189
Equity:
Predecessors division equity	—	7,950	11,776	19,726
Common unitholders - public (9,417,189 units issued and outstanding)	194,737	—	—	194,737
Common unitholders - Delek (2,799,258 units issued and outstanding)	(241,112)	—	—	(241,112)
Subordinated unitholders - Delek (11,999,258 units issued and outstanding)	73,515	—	—	73,515
General Partner unitholders - Delek (494,197 units issued and outstanding)	(7,085)	—	—	(7,085)
Total equity	20,055	7,950	11,776	39,781
Total liabilities and equity	$311,560	$7,950	$11,776	$331,286

Consolidated Statements of Income

	Delek Logistics Partners, LP	El Dorado Assets Predecessor	Tyler Assets Predecessor	Year Ended December 31, 2015
	(In thousands)
Net Sales	$589,669	$—	$—	$589,669
Operating costs and expenses:
Cost of goods sold	436,304	—	—	436,304
Operating expenses	44,756	167	—	44,923
General and administrative expenses	11,384	—	—	11,384
Depreciation and amortization	19,222	372	98	19,692
Loss on asset disposals	104	—	—	104
Total operating costs and expenses	511,770	539	98	512,407
Operating income (loss)	77,899	(539)	(98)	77,262
Interest expense, net	10,658	—	—	10,658
Loss on equity method investments	588	—	—	588
Total non-operating expenses	11,246	—	—	11,246
Income (loss) before income tax benefit	66,653	(539)	(98)	66,016
Income tax benefit	(195)	—	—	(195)
Net income (loss)	66,848	(539)	(98)	66,211
Less: loss attributable to Predecessors	—	(539)	(98)	(637)
Net income attributable to partners	$66,848	$—	$—	$66,848

	Delek Logistics Partners, LP	El Dorado Assets Predecessor	Year Ended December 31, 2014 (1)
	(In thousands)
Net Sales	$841,253	$—	$841,253
Operating costs and expenses:
Cost of goods sold	697,221	—	697,221
Operating expenses	38,003	679	39,465
General and administrative expenses	10,570	—	10,616
Depreciation and amortization	14,591	317	15,022
Loss on asset disposals	83	—	83
Total operating costs and expenses	760,468	996	762,407
Operating income (loss)	80,785	(996)	78,846
Interest expense, net	8,656	—	8,656
Income (loss) before income tax expense	72,129	(996)	70,190
Income tax expense	132	—	132
Net income (loss)	71,997	(996)	70,058
Less: loss attributable to Predecessors	—	(996)	(1,939)
Net income attributable to partners	$71,997	$—	$71,997

	Delek Logistics Partners, LP	El Dorado Assets Predecessor	Year Ended December 31, 2013 (1)
	(In thousands)
Net Sales	$907,428	$—	$907,428
Operating costs and expenses:
Cost of goods sold	811,364	—	811,364
Operating expenses	35,640	263	35,903
General and administrative expenses	7,526	—	7,526
Depreciation and amortization	13,738	—	13,738
Loss on asset disposals	166	—	166
Total operating costs and expenses	868,434	263	868,697
Operating income (loss)	38,994	(263)	38,731
Interest expense, net	4,570	—	4,570
Income (loss) before income tax expense	34,424	(263)	34,161
Income tax expense	757	—	757
Net income (loss)	33,667	(263)	33,404
Less: loss attributable to Predecessors	(14,163)	(263)	(14,426)
Net income attributable to partners	$47,830	$—	$47,830

(1)
There were no expenses associated with the Tyler Assets Predecessor included in our consolidated financial statements for the years ended December 31, 2014 and 2013, as the Tyler Assets were not fully constructed and were not placed into service until January 2015. Additionally, prior to the Tyler Crude Tank Acquisition, the Tyler Assets Predecessor did not record revenues for intercompany storage services.

Acquisitions from Third Parties

During the years ended December 31, 2014 and 2013, we acquired certain transportation, pipeline and terminalling assets to complement our existing assets, provide enhanced logistical capabilities and further our presence in certain areas. The acquisitions include the following:

•
On December 17, 2014 we acquired substantially all of the assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and asphalt products by transport truck, including 123 trucks and 205 trailers (the "FTT Assets").

•
On October 1, 2014 we acquired from an affiliate of Magellan Midstream Partners, LP (i) a light products terminal in Mount Pleasant, Texas consisting of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas with approximately 325,000 barrels of storage capacity and a connection to the Explorer Pipeline System, a common carrier pipeline owned by a third party (the "Greenville Storage Facility"), and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets."

•
On October 24, 2013, we acquired from Enterprise Refined Products Company, LLC a refined product terminal in Little Rock, Arkansas consisting of a total of three products tanks with effective capacity of 140,000 barrels and a truck rack with throughput capacity of up to 10,000 bpd (the "North Little Rock Terminal").

•
On July 19, 2013, we acquired a 13.5-mile pipeline and certain ancillary assets (the "Hopewell Pipeline"), including a related delivery station (the "Hopewell Station") and pumps. The Hopewell Pipeline originates at the Tyler Refinery and terminates at the Hopewell Station, where it effectively connects to a 19-mile pipeline (the "Big Sandy Pipeline") that was owned by the Partnership at the time the Hopewell Pipeline was acquired and that originates at our light petroleum products terminal located in Big Sandy, Texas. The Hopewell Pipeline and the Big Sandy Pipeline form essentially one pipeline link between the Tyler Refinery and the Big Sandy Terminal (the "Tyler-Big Sandy Pipeline").

Purchase Price Allocations - Acquisitions from Third Parties

The following table summarizes the allocation of the aggregate purchase price for each of the third party acquisitions described above (in thousands):

	FTT Assets (1)	Greenville-Mount Pleasant Assets (2)	North Little Rock Terminal	Hopewell
Property, plant and equipment	$10,790	$4,829	$4,990	$3,538
Intangible assets	—	5,171	10	984
Goodwill (3)	549	—	—	1,200
Inventory	—	1,125	—	—
Accounts Receivable	1,767	—	—	—
Accounts Payable	(1,181)	—	—	—
Total	$11,925	$11,125	$5,000	$5,722

(1)
During the fourth quarter of 2015, we finalized our purchase price allocation and adjusted certain of the acquisition-date fair values previously disclosed in connection with working capital adjustments and an additional $0.4 million of consideration paid for additional assets.

(2)	During the third quarter of 2015, we finalized our purchase price allocation and adjusted certain of the acquisition-date fair values previously disclosed.

(3)	All goodwill is expected to be deductible for tax purposes.

Pro Forma Financial Information - Acquisitions from Third Parties

Below are the unaudited pro forma consolidated results of operations of the Partnership for the years ended December 31, 2014 and 2013, as if our 2014 acquisitions had occurred on January 1, 2013 (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
FTT Assets:
Net Sales	$841,253	$854,842	$907,428	$921,017
Net income	$70,058	$70,824	$33,404	$34,170
Greenville-Mount Pleasant Assets:
Net Sales	$841,253	$841,943	$907,428	$908,118
Net income	$70,058	$69,621	$33,404	$32,967

Below are the unaudited pro forma consolidated results of operations of the Partnership for the year ended December 31, 2013, as if our 2013 acquisitions had occurred on January 1, 2012 (in thousands):

	Year Ended December 31, 2013
	As Reported	Pro Forma
North Little Rock Terminal:
Net Sales	$907,428	$908,867
Net income	$33,404	$34,695
Hopewell:
Net Sales	$907,428	$908,382
Net income	$33,404	$33,718

4. Related Party Transactions

Commercial Agreements

The Partnership has various long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering, crude oil, intermediate and refined products transportation and storage services and marketing, terminalling and offloading services to Delek. Each of these agreements include minimum quarterly volume or throughput commitments and have tariffs or fees indexed to inflation, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee. Carry-over of any volumes in excess of such commitment to any subsequent quarter is not permitted. Exceptions to this requirement that Delek make minimum payments under a given agreement can exist if (i) there is an event of force majeure affecting our asset, or (ii) after the first three years of the applicable commercial agreement's term (a) there is an event of force majeure affecting the applicable Delek asset, or (b) if Delek shuts down the applicable refinery upon giving 12 months' notice, which such notice may only be given after the first two years of the applicable commercial agreement's term. In addition, Delek may terminate any of these agreements under certain circumstances.

Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals such that Delek may throughput and/or store, as the case may be, specified volumes of crude oil, intermediate and refined products. To the extent that Delek is prevented by our failure to maintain such capacities from throughputting or storing such specified volumes for more than 30 days per year, Delek's minimum throughput commitment will be reduced proportionately and prorated for the portion of the quarter during which the specified throughput capacity was unavailable, and/or the storage fee will be reduced, prorated for the portion of the month during which the specified storage capacity was unavailable. Such reduction would occur even if actual throughput or storage amounts were below the minimum volume commitment levels.

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

Our material commercial agreements with Delek include the following:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
Lion Pipeline System and SALA Gathering System:
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (2)	$ 0 .97 (3)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.11
SALA Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$ 2.56 (3)
East Texas Crude Logistics System:
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$ 0.45 (4)
Storage	November 2012	5 / 15		N/A	$ 284,090/month
East Texas Marketing	November 2012	10 (5)	Marketing products for Tyler Refinery	50,000	$ 0.621/bbl (5)
Big Sandy Terminal: (6)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.57
Terminalling	November 2012	5 / 15		5,000	$0.57
Storage	November 2012	5 / 15		N/A	$ 56,768/month
Tyler Throughput and Tankage:
Refined Products Throughput	July 2013	8 / 16	Dedicated Terminalling and storage	50,000	$0.35
Storage	July 2013	8 / 16		N/A	$ 829,902/month
Memphis Pipeline	October 2013	5	Refined Products Transportation	10,959	$ 1.38/bbl
El Dorado Throughput and Tankage:
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$ 0.50/bbl
Storage	February 2014	8 / 16		N/A	$1,309,085/month
El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (7)	$ 1.00
Heavy Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (7)	$ 2.25

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	Excludes volumes gathered on the SALA Gathering System.

(3)	Volumes gathered on the SALA Gathering System will not be subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

(4)	For any volumes in excess of 50,000 bpd, the throughput fee will be $0.682/bbl.

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

(7)	The throughput agreement provides for a minimum throughput fee of $1.5 million per quarter for throughput of a combination of light and heavy crude.

Pursuant to an arrangement with Delek and Lion Oil, to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds title to substantially all crude oil, intermediate and refined products transported on our Lion Pipeline System, SALA Gathering System and on pipeline capacity we lease from Enterprise TE Products Pipeline Company LLC that runs from the El Dorado Refinery to our Memphis Terminal (the "Memphis Pipeline"). J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System, the SALA Gathering System and the Memphis Pipeline. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado Storage Tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals and (iii) our throughput and tankage agreement relating to the El Dorado Terminal and Tank Assets, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, Memphis and North Little Rock terminals and the El Dorado Terminal and Tank Assets, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek whereby J. Aron sells the product back to Delek, J. Aron is technically our primary customer under each of these agreements. J. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2017, and J. Aron will pay us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron will not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil, intermediate and refined products through our facilities, but J. Aron's throughput will be credited toward Lion Oil's minimum throughput commitments. Accordingly, Lion Oil will be responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

Other Agreements with Delek

In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek:

Omnibus Agreement

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil Company and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions from Delek (collectively, the "Omnibus Agreement"). The third amendment and restatement occurring on March 31, 2015 provided for the following: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly. The Partnership entered into an amendment to the third amended and restated omnibus agreement on August 3, 2015, with an effective date of April 1, 2015 (the third amended and restated omnibus agreement between the Partnership, Delek and the general partner, as amended, is referred to as the "Third Restated Omnibus Agreement"). This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership. During the years ended December 31, 2015, 2014 and 2013, we were reimbursed $5.2 million, $1.6 million and $0.8 million, respectively, for certain capital expenditures pursuant to the terms of the Omnibus Agreement. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts for environmental matters pursuant to the terms of the Omnibus Agreement. We incurred costs of $1.0 million and $0.6 million related to these matters during the years ended December 31, 2014 and 2013.

Operation and Management Services Agreement

Our general partner operates our business on our behalf and is entitled under our partnership agreement to be reimbursed for the cost of providing those services. Prior to the Tyler Acquisition, we and our general partner entered into an operation and management services agreement with Delek, pursuant to which our general partner uses employees of Delek to provide operation and management services with respect to our pipelines, storage and terminalling facilities and related assets. We and/or our general partner reimbursed Delek for such services under the operation and management services agreement for the period beginning November 7, 2012 and ending July 26, 2013, at which time our general partner and Delek Logistics Services Company terminated the operation and management services agreement in connection with the Tyler Acquisition. We and our subsidiaries paid Delek approximately $5.9 million pursuant to this agreement during the year ended December 31, 2013. Subsequent to the termination of the agreement, we continued to reimburse our general partner for the services it provides to us under our partnership agreement. We reimbursed our general partner $22.8 million, $12.3 million and $6.5 million pursuant to the partnership agreement during the years ended December 31, 2015, 2014 and 2013, respectively.

Other Agreements

Paline Pipeline System Capacity Reservation. Prior to the Partnership's acquisition of Paline Pipeline Company, LLC, Paline had entered into a contract with an unrelated third party for such company to exclusively use 100% of the southbound capacity of our Paline Pipeline. This agreement expired by its terms on December 31, 2014. During the year ended December 31, 2013, our customer did not pay 100% of the full monthly fee for the lease of capacity on the Paline Pipeline System. Pursuant to the Omnibus Agreement, Delek indemnified us $0.9 million during the year ended December 31, 2013 for lost service fees attributable to the failure of our customer to pay the full monthly fee pursuant to the agreement. We were not indemnified for lost service fees during the years ended December 31, 2015 and 2014, as we received the entire monthly amount payable to us from our customer during these periods.

Predecessors' Transactions

Related-party transactions of the Predecessors were settled through division equity. Revenues from affiliates consist of revenues from gathering, pipeline transportation, storage, wholesale marketing and products terminalling services to Delek and its affiliates based on regulated tariff rates or contractually based fees.

Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the Acquisitions from Delek, we were not allocated certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if we had been operated on a stand-alone basis.

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

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$152,564	$114,583	$78,173
Cost of Goods Sold	$105,461	$56,045	$80,129
Operating and maintenance expenses (1)	$31,636	$20,889	$16,331
General and administrative expenses (2)	$6,356	$5,799	$4,010

(1)
Operating and maintenance expenses include costs allocated to our Predecessors for operating support provided by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. With respect to the Tyler Predecessor, the costs that were allocated to us by Delek were $1.4 million for the year ended December 31, 2013. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.4 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. With respect to the Logistics Assets, the costs that were allocated to us by Delek were $0.2 million, $0.7 million, and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
General and administrative expenses include costs allocated to our Predecessors for general and administrative support provided by Delek, including services such as corporate management, risk management, accounting and human resources. With respect to the Tyler Predecessor, the costs that were allocated to us by Delek were $0.5 million for the year ended December 31, 2013. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.1 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. No costs were allocated to the Logistics Assets Predecessor by Delek for the years ended December 31, 2015, 2014 and 2013.

Quarterly Cash Distribution

Our common and general partner unitholders and the holders of IDRs are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our partnership agreement. During the years ended December 31, 2015, 2014 and 2013, we paid quarterly cash distributions, of which $35.9 million and $28.1 million and $21.5 million respectively, were paid to Delek and our general partner. On January 25, 2016, our general partner's board of directors declared a quarterly cash distribution totaling $16.1 million, based on the available cash as of the date of determination for the end of the fourth quarter of 2015, which was paid on February 12, 2016 to unitholders of record on February 5, 2016. The distribution included $9.7 million, paid to both Delek and our general partner, including the distribution as holder of the IDRs.

5. Net Income Per Unit

We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and IDRs. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs to our general partner, which is the holder of the IDRs pursuant to our partnership agreement, which are declared and paid following the close of each quarter.

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
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to partners	$66,848	$71,997	$47,830
Less: General partner's distribution (including IDRs) (1)	5,013	1,883	785
Less: Limited partners' distribution	27,439	23,152	19,292
Less: Subordinated partner's distribution	26,878	22,799	19,199
Earnings in excess of distributions	$7,518	$24,163	$8,554

General partner's earnings:
Distributions (including IDRs) (1)	$5,013	$1,883	$785
Allocation of earnings in excess of distributions	150	483	172
Total general partner's earnings	$5,163	$2,366	$957

Limited partners' earnings on common units:
Distributions	$27,439	$23,152	$19,292
Allocation of earnings in excess of distributions	3,721	11,933	4,198
Total limited partners' earnings on common units	$31,160	$35,085	$23,490

Limited partners' earnings on subordinated units:
Distributions	$26,878	$22,799	$19,199
Allocation of earnings in excess of distributions	3,647	11,747	4,184
Total limited partner's earnings on subordinated units	$30,525	$34,546	$23,383

Weighted average limited partner units outstanding:
Common units - (basic)	12,237,154	12,171,548	12,025,249
Common units - (diluted)	12,356,914	12,302,629	12,148,774
Subordinated units - Delek (basic and diluted)	11,999,258	11,999,258	11,999,258

Net income per limited partner unit:
Common - (basic)	$2.55	$2.88	$1.95
Common - (diluted)	$2.52	$2.85	$1.93
Subordinated - (basic and diluted)	$2.54	$2.88	$1.95

(1)
General partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of $0.43125 per unit per quarter. See Note 12 for further discussion related to IDRs.

6. Major Customers

Sunoco LP accounted for 16.2%, 23.3% and 17.7% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Delek, directly or indirectly, accounted for 25.9%, 13.6% and 8.6% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Inventory

Inventories consisted of $10.5 million and $10.3 million of refined petroleum products as of December 31, 2015 and December 31, 2014, respectively. Cost of inventory is stated at the lower of cost or market with cost determined on a FIFO basis.

8.  Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2015	2014

Land and land improvements	$4,253	$2,953
Building and building improvements	1,886	1,169
Pipelines, tanks and terminals	299,101	268,339
Asset retirement obligation assets	2,073	2,073
Other equipment	4,270	3,764
Construction in process	14,064	29,790
	325,647	308,088
Less: accumulated depreciation	(71,799)	(53,309)
	$253,848	$254,779

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	As of and For the Year Ended December 31, 2015
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$266,169	$59,478	$325,647
Less: Accumulated depreciation	(50,542)	(21,257)	(71,799)
Property, plant and equipment, net	$215,627	$38,221	$253,848
Depreciation expense	$15,011	$3,618	$18,629

	As of and For the Year Ended December 31, 2014
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$242,490	$65,598	$308,088
Less: Accumulated depreciation	(36,776)	(16,533)	(53,309)
Property, plant and equipment, net	$205,714	$49,065	$254,779
Depreciation expense	$10,712	$3,247	$13,959

9.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a purchase business combination is recorded at fair value and is not amortized. Our goodwill relates to the west Texas assets contributed to us by Delek Marketing & Supply, LLC ("Delek Marketing") in connection with our initial public offering (the "Offering") and to the purchase price allocation of certain of our acquisitions.

We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2015, 2014 and 2013. We performed a discounted cash flows test, using a market participant weighted average cost of capital, and estimated minimal growth rates for revenue, gross profit, and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values using a multiple of expected future cash flows such as those used by third party analysts. In 2015, 2014 and 2013 the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

A summary of our goodwill accounts is as follows (in thousands):

		Wholesale Marketing and Terminalling	Pipelines and Transportation	Total
Balance,	December 31, 2012	$7,499	$2,955	$10,454
Acquisitions		—	1,200	1,200
Balance,	December 31, 2013	7,499	4,155	11,654
Balance,	December 31, 2014	7,499	4,155	11,654
Acquisitions		—	549	$549
Balance,	December 31, 2015	$7,499	$4,704	$12,203

10.  Other Intangible Assets

Our identifiable intangible assets are are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2015	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contracts (Gross)	11.5	$12,227	$(10,012)	$2,215
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	13,267	—	13,267
Total		$25,494	$(10,012)	$15,482

	Useful		Accumulated
As of December 31, 2014	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contracts (Gross)	11.5	$12,227	$(8,949)	$3,278
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	13,242	—	13,242
Total		$25,469	$(8,949)	$16,520

Amortization of intangible assets was $1.1 million during each of the years ended December 31, 2015, 2014 and 2013 and is included in depreciation and amortization on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $1.1 million per year for the years ended 2016 through 2017. We expect to incur $0.1 million of amortization expense in 2018, at which point our supply contracts will be fully amortized.

11. Long-Term Obligations

Second Amended and Restated Credit Agreement

We entered into a senior secured revolving credit agreement on November 7, 2012 with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid.  The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate ("CDOR"), plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At December 31, 2015, the weighted average interest rate for our borrowings under the facility was approximately 2.8%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2015, this fee was 0.40% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2015, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

As of December 31, 2015, we had approximately $351.6 million outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $1.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2015. Amounts available under the Second Amended and Restated Credit Agreement as of December 31, 2015 were approximately $346.9 million.

Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Second Amended and Restated Credit Agreement	$—	$—	$—	$351,600	$—	$—	$351,600

12. Equity

We had 9,478,273 common limited partner units held by the public outstanding as of December 31, 2015. Additionally, as of December 31, 2015, Delek owned a 59.7% limited partner interest in us, consisting of 2,799,258 common limited partner units and 11,999,258 subordinated limited partner units as well as a 95.4% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 495,445 general partner units. Affiliates who are also members of our general partner's management and board of directors own the remaining 4.6% interest in our general partner.

The table below summarizes the changes in the number of units outstanding through December 31, 2015 (in units). There were no units outstanding prior to the Offering in November 2012.

	Common - Public	Common - Delek	Subordinated	General Partner	Total
Units issued in the Offering in November 2012	9,200,000	2,799,258	11,999,258	489,766	24,488,282
Balance at December 31, 2012	9,200,000	2,799,258	11,999,258	489,766	24,488,282
GP units issued to maintain 2% interest	—	—	—	3,127	3,127
Unit-based compensation awards (1)	153,240	—	—	—	153,240
Balance at December 31, 2013	9,353,240	2,799,258	11,999,258	492,893	24,644,649
GP units issued to maintain 2% interest	—	—	—	1,304	1,304
Unit-based compensation awards (1)	63,949	—	—	—	63,949
Balance at December 31, 2014	9,417,189	2,799,258	11,999,258	494,197	24,709,902
GP units issued to maintain 2% interest	—	—	—	1,248	1,248
Unit-based compensation awards (1)	61,084	—	—	—	61,084
Balance at December 31, 2015	9,478,273	2,799,258	11,999,258	495,445	24,772,234

(1) Unit-based compensation awards are presented net of 21,144, 5,539 and 31,083 units withheld for taxes as of December 31, 2015, 2014 and 2013, respectively.

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to partners	$66,848	$71,997	$47,830
Less: General partner's IDRs	(3,904)	(945)	—
Net income available to partners	$62,944	$71,052	$47,830
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1,259	1,421	957
General partner's IDRs	3,904	945	—
Total general partner's interest in net income	$5,163	$2,366	$957

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

Cash distributions

Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2013	$0.415	$1.66	$10,228	February 13, 2014	February 4, 2014
March 31, 2014	$0.425	$1.70	$10,474	May 14, 2014	May 6, 2014
June 30, 2014	$0.475	$1.90	$11,910	August 14, 2014	August 7, 2014
September 30, 2014	$0.490	$1.96	$12,394	November 14, 2014	November 6, 2014
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015, and confirmation by the board of directors of our general partner based on the recommendation of the conflicts committee, on February 25, 2016, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and will participate pro rata with the other common units in distributions of available cash.

The allocation of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2015, 2014 and 2013 is set forth in the table below. Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2015	2014	2013
General partner's distributions:
General partner's distributions	$1,109	$938	$785
General partner's IDRs	3,904	945	—
Total general partner's distributions	5,013	1,883	785

Limited partners' distributions:
Common	27,439	23,152	19,292
Subordinated	26,878	22,799	19,199
Total limited partners' distributions	54,317	45,951	38,491
Total cash distributions	$59,330	$47,834	$39,276

Cash distributions per limited partner unit	$2.240	$1.900	$1.600

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

We incurred approximately $0.4 million, $0.3 million, and $0.5 million of unit-based compensation expense related to the Partnership during the years ended December 31, 2015, 2014, and 2013 respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. All awards made through June 9, 2015 vest over a five-year service period unless such awards are amended in accordance with the LTIP. Beginning June 10, 2015, all awards made to only non-employee directors vest over a three-year service period unless such awards are amended in accordance with the LTIP. The total fair value of phantom units vested was $1.9 million, $1.6 million and $4.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $1.0 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of our unit award activity for the years ended December 31, 2015, 2014 and 2013, is set forth below:

		Number of Phantom Units	Weighted-Average Grant Price
Non-vested	December 31, 2012	494,883	22.65
Granted		7,500	34.12
Vested		(184,323)	22.68
Forfeited		(43,108)	22.65
Non-vested	December 31, 2013	274,952	22.94
Granted		10,000	35.46
Vested		(69,488)	23.08
Non-vested	December 31, 2014	215,464	$23.48
Granted		11,836	$39.73
Vested		(82,228)	$23.55
Non-vested	December 31, 2015	145,072	$24.76

14. Equity Method Investments

In March 2015, the Partnership, through its indirect wholly owned subsidiary DKL Caddo, LLC ("DKL Caddo"), became a member of Caddo Pipeline LLC ("CP LLC") by entering into an amended and restated limited liability company agreement (the “Caddo LLC Agreement”) with Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"). CP LLC was formed to plan, develop, construct, own, operate and maintain a pipeline system and ancillary assets originating near Longview, Texas and extending to Shreveport, Louisiana (the "Caddo Pipeline System"). Pursuant to the terms of the Caddo LLC Agreement, DKL Caddo and Plains each own a 50% membership interest in CP LLC. Pursuant to separate agreements, Plains will have primary responsibility for the construction of the Caddo Pipeline System and, upon its completion, Plains will also have primary responsibility for its day-to-day operations.

In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into an amended and restated limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to develop, construct, operate and maintain a crude oil pipeline extending from Loving County, Texas to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Rangeland will have primary responsibility for the construction of the RIO Pipeline and, upon its completion, Rangeland will also have primary responsibility for its day-to-day operations.

The total projected investment in these two entities is approximately $96.0 million and is expected to be financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement. As of December 31, 2015, we have invested $41.3 million in these joint ventures, which are accounted for using the equity method.

We do not consolidate any part of the assets or liabilities of our equity investees. Our share of net income or loss will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates. With respect to CP LLC and Rangeland RIO, we determined that these entities do not represent variable interest entities and consolidation was not required. We have the ability to exercise influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting. Our investment in these joint ventures is reflected in our pipelines and transportation segment.

Summarized FInancial Information

Combined summarized financial information for our equity investees is shown below:

December 31, 2015
Current Assets	$11,705
Noncurrent Assets	$87,467
Current liabilities	$4,797
Noncurrent liabilities	$—

Year Ended December 31, 2015
Revenues	$—
Gross profit	$—
Net loss	$(1,967)

15. Segment Data

We aggregate our operating units into two reportable reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling.

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

Our historical financial statements have been retrospectively adjusted as appropriate to reflect the results of operations attributable to the Logistics Assets, the El Dorado Terminal and Tank Assets and the Tyler Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the El Dorado Terminal and the Tyler Terminal are included in the wholesale marketing and terminalling segment. The results of the Logistics Assets, the El Dorado Tank Assets and the Tyler Tank Assets are included in the pipelines and transportation segment. The results of the El Dorado Terminal and the Tyler Terminal are included in the wholesale marketing and terminalling segment.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Pipelines and Transportation
Net Sales:
Affiliate	$102,551	$80,683	$51,878
Third-Party	28,828	10,665	8,359
Total Pipelines and Transportation	131,379	91,348	60,237
Operating costs and expenses:
Cost of goods sold	19,607	4,294	764
Operating expenses (1) (2)	33,751	31,979	27,728
Segment contribution margin	$78,021	$55,075	$31,745
Capital spending (excluding business combinations) (1) (2)	$16,030	$5,804	$22,696

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$50,013	$33,900	$26,295
Third-Party	408,277	716,005	820,896
Total Wholesale Marketing and Terminalling	458,290	749,905	847,191
Operating costs and expenses:
Cost of goods sold	416,697	692,927	810,600
Operating expenses	11,172	7,486	8,175
Segment contribution margin	$30,421	$49,492	$28,416
Capital spending (excluding business combinations)	$6,397	$3,364	$3,041

Consolidated
Net Sales:
Affiliate	$152,564	$114,583	$78,173
Third-Party	437,105	726,670	829,255
Total Consolidated	589,669	841,253	907,428
Operating costs and expenses:
Cost of goods sold	436,304	697,221	811,364
Operating expenses (1) (2)	44,923	39,465	35,903
Contribution margin	108,442	104,567	60,161
General and administrative expenses	11,384	10,616	7,526
Depreciation and amortization	19,692	15,022	13,738
Loss on asset disposals	104	83	166
Operating income	$77,262	$78,846	$38,731
Capital spending (excluding business combinations) (1) (2)	$22,427	$9,168	$25,737

(1) Includes operating expenses and capital spending expenditures incurred in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the year ended December 31, 2015.

(2) Adjusted to include operating expenses and capital spending expenditures incurred in connection with the El Dorado Offloading Racks Acquisition and the Tyler Crude Tank Acquisition for the year ended December 31, 2015.

The following table summarizes the total assets for each segment as of December 31, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2015	2014 (1)
Pipelines and Transportation	283,553	230,293
Wholesale Marketing and Terminalling	91,735	100,993
Total Assets	$375,288	$331,286

(1) Adjusted to include the historical balances of the Logistics Assets Predecessor.

16. Fair Value Measurements

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

Over the counter ("OTC") commodity swaps and interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at December 31, 2015 and 2014 was as follows: (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
OTC commodity swaps	$—	$171	$—	$171
Total assets	—	171	—	171
Liabilities
OTC commodity swaps	—	(45)	—	(45)
Net Assets	$—	$126	$—	$126

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$24	$—	$24
OTC commodity swaps	—	456	—	456
Total assets	—	480	—	480
Liabilities
OTC commodity swaps	—	(61)	—	(61)
Net assets	$—	$419	$—	$419

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

Our policy under the guidance of ASC 815-10-45 is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against any cash collateral associated with these derivative positions. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2014, no cash collateral was held by counterparty brokerage firms.

17. Derivative Instruments

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

The following table presents the fair value of our derivative instruments, as of December 31, 2015 and 2014. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our consolidated balance sheets. During the years ended December 31, 2015 and 2014, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying consolidated statements of income and comprehensive income.

		December 31, 2015		December 31, 2014
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$—	$—	$24	$—
OTC commodity swaps (1)	Other current assets	171	(45)	456	(61)
Total gross value of derivatives		$171	$(45)	$480	$(61)
Less: Counterparty netting and cash collateral (2)		(706)	(45)	61	(61)
Total net fair value of derivatives		$877	$—	$419	$—

(1)	As of December 31, 2015, we had open derivative contracts representing 171,000 barrels of refined petroleum products. As of December 31, 2014, we had 142,000 open derivative contracts.

(2)
As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2014, no cash collateral was held by counterparty brokerage firms.

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the years ended December 31, 2015 and 2014 were as follows (in thousands):

		Year Ended December 31,
Derivative Type	Income Statement Location	2015	2014	2013

Interest rate derivatives	Interest expense	$(24)	$(92)	$(106)
OTC commodity swaps	Cost of goods sold	441	3,083	(614)
	Total	$417	$2,991	$(720)

18. Income Taxes

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

The Partnership is not a taxable entity for federal income tax purposes. While most states do not impose an entity level tax on partnership income, the Partnership is subject to entity level tax in both Tennessee and Texas. The Partnership does not file a separate Texas income tax return. Our results of operations are included in Delek’s consolidated return. However, the provisions of ASC 740 have been followed as if we were a stand-alone entity. As a result, the Partnership must record deferred income taxes for the differences between book and tax bases of its assets and liabilities based on those states' enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The total non-current deferred tax assets and liabilities were $0.1 million and $(0.2) million as of December 31, 2015 and December 31, 2014, respectively. The majority component of our non-current deferred tax asset (liability) as of December 31, 2015 and December 31, 2014 was depreciation and amortization.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
State income taxes	171	492	794
Other items	(366)	(360)	(37)
Income tax (benefit) expense	$(195)	$132	$757

Income tax (benefit) expense is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current	$(209)	$241	$448
Deferred	14	(109)	309
Total	$(195)	$132	$757

Delek files a consolidated Texas income tax return and current income tax payments for the Partnership are paid by Delek US. Therefore, any current income tax payable is included in accounts receivable/payable from related parties. As of December 31, 2015 and 2014, income taxes (receivable) payable of $(0.2) million and $0.6 million, respectively, were included in accounts payable to related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance.

We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2015, 2014 or 2013 and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2015, 2014 or 2013. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

19. Commitments and Contingencies

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

Environmental Health and Safety

We are subject to extensive and periodically changing federal, state and local laws and regulations relating to the protection of the environment, health and safety. Among other things, these laws and regulations govern the emission of discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination and the protection of workers and the public. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal. These laws and permits may become the basis for future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed or have assigned responsibility.

We believe that our current operations are in substantial compliance with existing environmental, health and safety requirements. However, these laws and regulations are subject to changes by regulatory authorities, or to changes in the interpretation of such laws and regulations, by regulatory or judicial authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage, or natural resources damages. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures.

Crude Oil Releases

We have detected several crude oil releases involving our assets, including, but not limited to, the following releases:

•	In April 2015, a crude oil release of an estimated 130 barrels of crude oil was discovered from a gathering line in a remote area near Fouke, Arkansas (the "Fouke Release");

•	In April 2014, a release of about 400 barrels of crude oil occurred from a gathering line near Haynesville, Louisiana (the "Haynesville Release");

•	In October 2013, a release of less than 50 barrels of crude oil was discovered in a creek in a remote area near Macedonia in Columbia County, Arkansas (the "Macedonia Release");

•	In March 2013, a a release of approximately 5,900 barrels of crude oil occurred from a pumping facility at our Magnolia Station located west of the El Dorado refinery (the "Magnolia Release").

Cleanup operations and site maintenance and remediation efforts on these releases have been substantially completed. However, we may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As we are unable to estimate these additional expenses, we have accrued $0.1 million, $0.2 million and $1.0 million for the Fouke Release, the Haynesville Release and the Magnolia Release, respectively, as of December 31, 2015 for such expenses. A nominal amount was accrued as of December 31, 2015 for the Macedonia Release. In June 2015, the United States Department of Justice (the "DOJ") notified the Partnership that it was evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 release at Magnolia Station. The DOJ visited the Magnolia Station in July 2015 and we continue to work with them and respond to their information requests. However, no specific claim for penalties or affirmative relief has been made at this time.

During the year ended December 31, 2015, we were reimbursed for the costs incurred in connection with the Fouke Release pursuant to the terms of the Third Restated Omnibus Agreement (as defined in Note 4). During the year ended December 31, 2014, we incurred costs of $1.0 million related to the Haynesville Release and during the year ended December 31, 2013, we incurred costs of $0.3 million for each of the Magnolia Release and the Macedonia Release. These costs are included in operating expenses in our consolidated statements of income and comprehensive income.

We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations, as Delek is required, pursuant to the terms of the Third Restated Omnibus Agreement (as defined in Note 4), to indemnify certain costs in excess of $0.3 million with respect to the releases at our Magnolia Station and near Macedonia, Arkansas and reimburse us for costs in excess of $1.0 million with respect to the release near Haynesville, Louisiana.

Contracts and Agreements

The majority of the petroleum products we sell in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products at the Abilene, Texas terminal, which we own, for sales and exchange with third parties at the Abilene and San Angelo terminals. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrent with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017 and does not include any options for renewal. We also purchase spot barrels from various third parties and from Delek for sale to wholesale customers in west Texas.

Letters of Credit

As of December 31, 2015, we had in place letters of credit totaling $1.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2015.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 totaled $1.1 million, $0.7 million and $0.7 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2015 (in thousands):

2016	$4,991
2017	4,893
2018	2,184
2019	253
2020	189
Thereafter	9
Total future minimum rentals	$12,519

20.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2015 and 2014 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data).

	For the Three Month Periods Ended
	March 31, 2015 (1)	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$143,512	$172,134	$165,092	$108,931
Operating income	$16,414	$21,139	$21,847	$17,862
Net income	$14,003	$18,311	$18,602	$15,295
Limited partners' interest in net income	$13,753	$17,202	$17,219	$13,511
Net income per limited partner unit:
Common (basic)	$0.57	$0.71	$0.71	$0.56
Common (diluted)	$0.56	$0.70	$0.70	$0.55
Subordinated - Delek (basic and diluted)	$0.57	$0.71	$0.71	$0.56

(1)	The information presented includes the results of operations of the Logistics Assets Predecessor.

	For the Three Month Periods Ended
	March 31, 2014 (1)	June 30, 2014 (1)	September 30, 2014 (1)	December 31, 2014 (1)
Net sales	$203,527	$236,343	$228,036	$173,347
Operating income	$15,682	$24,111	$17,242	$21,811
Net income	$13,552	$21,488	$14,839	$20,179
Limited partners' interest in net income	$14,379	$21,134	$14,487	$19,631
Net income per limited partner unit:
Common (basic)	$0.60	$0.88	$0.60	$0.81
Common (diluted)	$0.59	$0.87	$0.59	$0.80
Subordinated - Delek (basic and diluted)	$0.60	$0.87	$0.60	$0.81

(1)	The information presented has been adjusted to include the results of operations of the Logistics Assets Predecessor.

21. Subsequent Events

Distribution Declaration

On January 25, 2016, our general partner's board of directors declared a quarterly cash distribution of $0.590 per share, paid on February 12, 2016, to unitholders of record on February 5, 2016.

Expirations of Subordination Period

As a result of the cash distribution paid on February 12, 2016 and confirmation by the board of directors of our general partner based on the recommendation of the conflicts committee, the subordination period with respect to the Partnership’s 11,999,258 subordinated units expired on February 25, 2016, and each of the outstanding subordinated units converted into common units. The converted units will participate pro rata with the other common units in distributions of available cash.

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

By:    /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016:

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
Director and Executive Vice President

/s/ Charles J. Brown, III*
Charles J. Brown, III
Director

/s/ Mark B. Cox*
Mark B. Cox
Director

/s/ Francis C. D'Andrea*
Francis C. D'Andrea
Director

/s/ Eric D. Gadd*
Eric D. Gadd
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

10.1
Third Amended and Restated Omnibus Agreement, dated as of March 31, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on April 6, 2015).

10.2
First Amendment to Third Amended and Restated Omnibus Agreement, dated as of August 3, 2015, by and among Delek US Holdings, Inc., Lion Oil Company, Delek Logistics Operating, LLC, Delek Marketing & Supply, LP, Delek Refining, Ltd., Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, DKL Transportation, LLC and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.3
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

10.5	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.6	*
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.7	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.8	#	First Amendment to Marketing Agreement, dated July 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP.
10.9
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.10
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.11
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

10.17
Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.18
Asset Purchase Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.19
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.20
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.21
Asset Purchase Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on April 6, 2015).

10.22
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.23	++
First Amended and Restated Limited Liability Company Agreement of Rangeland Rio Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.24	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

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
The following materials from Delek Logistics Partners, LP Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

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