Form 10-Q
period 2016-03-31
Delek Logistics Partners, LP
filed 2016-05-06
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 2, 2016, there were 24,276,789 common limited partner units, no subordinated limited partner units, and 495,445 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$204	$—
Accounts receivable	29,167	35,049
Accounts receivable from related parties	3,318	—
Inventory	6,715	10,451
Other current assets	717	1,540
Total current assets	40,121	47,040
Property, plant and equipment:
Property, plant and equipment	327,212	325,647
Less: accumulated depreciation	(76,487)	(71,799)
Property, plant and equipment, net	250,725	253,848
Equity method investments	55,268	40,678
Goodwill	12,203	12,203
Intangible assets, net	15,217	15,482
Other non-current assets	5,666	6,037
Total assets	$379,200	$375,288
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$8,165	$6,850
Accounts payable to related parties	—	3,992
Excise and other taxes payable	4,379	4,871
Tank inspection liabilities	1,720	1,890
Pipeline release liabilities	1,290	1,393
Accrued expenses and other current liabilities	2,470	1,694
Total current liabilities	18,024	20,690
Non-current liabilities:
Revolving credit facility	357,900	351,600
Asset retirement obligations	3,573	3,506
Other non-current liabilities	10,680	10,510
Total non-current liabilities	372,153	365,616
Deficit:
Common unitholders - public; 9,478,273 units issued and outstanding at March 31, 2016 (9,478,273 at December 31, 2015)	198,118	198,401
Common unitholders - Delek; 14,798,516 units issued and outstanding at March 31, 2016 (2,799,258 at December 31, 2015)	(202,074)	(280,828)
Subordinated unitholders - Delek; 0 units issued and outstanding at March 31, 2016 (11,999,258 at December 31, 2015)	—	78,601
General partner - 495,445 units issued and outstanding at March 31, 2016 (495,445 at December 31, 2015)	(7,021)	(7,192)
Total deficit	(10,977)	(11,018)
Total liabilities and deficit	$379,200	$375,288

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except unit and per unit data)
Net sales:
Affiliate	$38,760	$32,280
Third-Party	65,296	111,232
Net sales	104,056	143,512
Operating costs and expenses:
Cost of goods sold	66,753	108,407
Operating expenses	10,464	10,777
General and administrative expenses	2,913	3,409
Depreciation and amortization	4,996	4,500
(Gain) loss on asset disposals	(44)	5
Total operating costs and expenses	85,082	127,098
Operating income	18,974	16,414
Interest expense, net	3,199	2,157
Loss on equity method investments	229	—
Total non-operating expenses	3,428	2,157
Income before income tax expense	15,546	14,257
Income tax expense	98	254
Net income	15,448	14,003
Less: loss attributable to the Logistics Assets Predecessor	—	(637)
Net income attributable to partners	$15,448	$14,640
Comprehensive income attributable to partners	$15,448	$14,640

Less: General partner's interest in net income, including incentive distribution rights	2,253	887
Limited partners' interest in net income	$13,195	$13,753

Net income per limited partner unit (1):
Common units - (basic)	$0.54	$0.57
Common units - (diluted)	$0.54	$0.56
Subordinated units - Delek (basic and diluted)	$0.54	$0.57

Weighted average limited partner units outstanding (1):
Common units - (basic)	17,024,490	12,216,447
Common units - (diluted)	17,115,198	12,356,331
Subordinated units - Delek (basic and diluted)	7,252,299	11,999,258

Cash distributions per limited partner unit	$0.610	$0.530

(1) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflect the conversion of the subordinated units to common units on February 25, 2016. See Notes 7 and 8 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:	(In thousands)
Net income	$15,448	$14,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,996	4,500
Amortization of deferred revenue	(196)	(135)
Amortization of deferred financing costs	365	365
Accretion of asset retirement obligations	67	62
Deferred income taxes	—	226
Loss on equity method investments	229	—
(Gain) loss on asset disposals	(44)	5
Unit-based compensation expense	108	74
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,882	(2,361)
Inventories and other current assets	4,559	6,244
Accounts payable and other current liabilities	2,153	(3,784)
Accounts payable to related parties	(7,356)	(3,299)
Non-current assets and liabilities, net	163	(131)
Net cash provided by operating activities	26,374	15,769
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,911)	(7,573)
Proceeds from sales of property, plant and equipment	175	1,160
Equity method investments	(14,819)	(2,186)
Net cash used in investing activities	(16,555)	(8,599)
Cash flows from financing activities:
Distributions to general partner	(1,801)	(706)
Distributions to common unitholders - public	(5,592)	(4,803)
Distributions to common unitholders - Delek	(1,651)	(1,428)
Distributions to subordinated unitholders - Delek	(7,080)	(6,119)
Distributions to Delek for acquisitions	—	(61,890)
Proceeds from revolving credit facility	84,400	137,864
Payments of revolving credit facility	(78,100)	(73,250)
Predecessor division equity contribution	—	115
Reimbursement of capital expenditures by Sponsor	209	1,186
Net cash used in financing activities	(9,615)	(9,031)
Net increase (decrease) in cash and cash equivalents	204	(1,861)
Cash and cash equivalents at the beginning of the period	—	1,861
Cash and cash equivalents at the end of the period	$204	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,890	$1,674
Income taxes	$—	$5
Non-cash investing activities:
Equity method investments	$—	$3,832
Decreases in accrued capital expenditures	$(827)	$—
Non-cash financing activities:
Sponsor contribution of fixed assets	$609	$354

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

The Partnership is a Delaware limited partnership formed in April 2012 by Delek and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner").

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery") and related ancillary assets (the “El Dorado Assets”) (such transaction, the "El Dorado Rail Offloading Racks Acquisition").

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

The El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter collectively referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Assets, as owned and operated by Delek, for the period ended March 31, 2015 (the "El Dorado Assets Predecessor") and (ii) the historical results of the Tyler Assets, as owned and operated by Delek, for the period ended March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as the "Logistics Assets Predecessor." See Note 2 for further information regarding the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

The accompanying unaudited condensed consolidated financial statements and related notes for the three month period ended March 31, 2015 include the consolidated financial position, results of operations, cash flows and equity of the Logistics Assets Predecessor as appropriate. The financial statements of the Logistics Assets Predecessor have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Logistics Assets Predecessor had been operated as unaffiliated entities. For example, the Logistics Assets Predecessor did not record revenues for intercompany terminalling, throughput, storage or other services.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

Certain prior period amounts have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on net income or partners' equity as previously reported.

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
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and may be early adopted for any interim or annual financial statements that have not yet been issued. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition or results of operations.
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial position for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial position or results of operations.
In February 2015, the FASB issued guidance that amends and simplifies the requirements for consolidation and provides additional guidance to reporting entities in evaluating whether certain legal entities such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We adopted this guidance on the effective date and the adoption did not have a material impact on our business, financial position or results of operations.

2. Acquisitions

Acquisitions from Delek

During the period ended March 31, 2015, the Partnership acquired the assets listed below from Delek:

•
the El Dorado Assets effective March 31, 2015 for approximately $42.5 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility; and

•	the Tyler Assets effective March 31, 2015 for approximately $19.4 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

Financial Results of the El Dorado Assets and the Tyler Assets

The acquisitions of the El Dorado Assets and the Tyler Assets were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition were recorded at amounts based on Delek's historical carrying values as of each respective acquisition date, which were $7.6 million and $11.6 million as of March 31, 2015, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Assets and the Tyler Assets, as if we owned the assets for the period ended March 31, 2015. The results of the El Dorado Assets and the Tyler Assets are included in the pipelines and transportation segment.

The table below presents our results of operations, the effect of including the results of the El Dorado Assets and the Tyler Assets, and the adjusted total amounts included in our consolidated financial statements for the three months ended March 31, 2015.

Condensed Combined Statements of Operations

	Delek Logistics Partners, LP	El Dorado Assets (El Dorado Assets Predecessor)	Tyler Assets (Tyler Assets Predecessor)	Three Months Ended March 31, 2015
	(In thousands)
Net Sales	$143,512	$—	$—	$143,512
Operating costs and expenses:
Cost of goods sold	108,407	—	—	108,407
Operating expenses	10,610	167	—	10,777
General and administrative expenses	3,409	—	—	3,409
Depreciation and amortization	4,030	372	98	4,500
Loss on asset disposals	5	—	—	5
Total operating costs and expenses	126,461	539	98	127,098
Operating income (loss)	17,051	(539)	(98)	16,414
Interest expense, net	2,157	—	—	2,157
Net income (loss) before income tax expense	14,894	(539)	(98)	14,257
Income tax expense	254	—	—	254
Net income (loss)	14,640	(539)	(98)	14,003
Less: loss attributable to the Logistics Assets Predecessor	—	(539)	(98)	(637)
Net income attributable to partners	$14,640	$—	$—	$14,640

3. Related Party Transactions

Commercial Agreements

The Partnership has various long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services. Each of these agreements generally include minimum volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. In most circumstances, if Delek, or the applicable third party assignee, fails to meet or exceed the minimum volume, revenue or throughput commitment during the applicable period, Delek, and not any third party assignee, will be required to make a shortfall payment to us for such period.

The tariffs, throughput, storage and other fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission oil pipeline index or various iterations of the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

See our Annual Report on Form 10-K for a more complete description of certain of our commercial agreements and other agreements with Delek.

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil Company and certain of the Partnership's and Delek's other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions from Delek (collectively, the "Omnibus Agreement"). The third amendment and restatement occurring on March 31, 2015 generally provided for the following: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided for under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly. The Partnership entered into an amendment to the third amended and restated omnibus agreement on August 3, 2015, with an effective date of April 1, 2015 (the third amended and restated omnibus agreement between the Partnership,

Delek and the general partner, as amended, is referred to as the "Third Restated Omnibus Agreement"). This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership.

During the three months ended March 31, 2016 and 2015, we were reimbursed $0.2 million and $1.2 million, respectively, for certain capital expenditures pursuant to the terms of the Omnibus Agreement. These amounts are recorded as deferred revenue in other long term liabilities and are amortized to revenue over the life of the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures pursuant to the terms of the Omnibus Agreement. We incurred costs of $0.9 million and $0.1 million related to these matters during the three months ended March 31, 2016 and 2015, respectively. We were reimbursed for these costs, which are recorded as a reduction to operating expense.

Logistics Assets Predecessor Transactions

Related-party transactions of the Logistics Assets Predecessor were settled through division equity. Costs related specifically to us have been identified and included in the accompanying consolidated statements of income and comprehensive income. Prior to the Acquisitions from Delek, we were not allocated certain corporate costs. These costs were primarily allocated based on a percentage of salaries expense and property, plant and equipment costs. In the opinion of management, the methods for allocating these costs are reasonable. It is not practicable to estimate the costs that would have been incurred by us if the Logistics Assets Predecessor had been operated on a stand-alone basis.

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, wholesale marketing and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees, as well as product sales to Alon USA Energy, Inc., an equity method investee of Delek. The Logistics Assets Predecessor did not record revenues for intercompany terminalling,throughput, storage or other services. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek, or our general partner, as the case may be, for the services provided to us under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Third Restated Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Logistics Assets Predecessor, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Revenues	$38,760	$32,280
Cost of goods sold	$10,690	$6,907
Operating and maintenance expenses (1)	$7,665	$7,552
General and administrative expenses	$1,346	$1,256

(1)
Operating and maintenance expenses include costs allocated to the Logistics Assets Predecessor for operating support provided by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. The costs that were allocated to us by Delek were $0.2 million for the three months ended March 31, 2015.

Quarterly Cash Distributions

Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February 2016 and 2015, we paid quarterly cash distributions, of which $10.5 million and $7.8 million, respectively, were paid to Delek and our general partner. On April 22, 2016, our general partner's board of directors declared a quarterly cash distribution totaling $17.1 million, based on the available cash as of the date of determination for the end of the first quarter of 2016, payable on May 13, 2016, of which $11.3 million is expected to be paid to both Delek and our general partner, including the payment for the IDRs.

4. Inventory

Inventories consisted of $6.7 million and $10.5 million of refined petroleum products as of March 31, 2016 and December 31, 2015, respectively. Cost of inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At March 31, 2016, the weighted average interest rate for our borrowings under the facility was approximately 2.8%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2016, this fee was 0.4% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of March 31, 2016, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
As of March 31, 2016, we had $357.9 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $5.0 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at March 31, 2016. Unused credit commitments under the Second Amended and Restated Credit Agreement as of March 31, 2016 were $337.1 million.

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

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015, and confirmation by the board of directors of our general partner based on the recommendation of the Conflicts Committee on February 25, 2016 the requirements under the Partnership Agreement for the conversion of all subordinated units into common units were satisfied and the subordination period for such subordinated units ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests. The Partnership's net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through February 24, 2016, in accordance with our Partnership Agreement.

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2016 is May 13, 2016. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to partners	$15,448	$14,640
Less: General partner's distribution (including IDRs) (1)	2,286	868
Less: Limited partners' distribution	10,385	6,475
Less: Subordinated partner's distribution	4,424	6,359
(Distributions) earnings excess	$(1,647)	$938

General partner's earnings:
Distributions (including IDRs) (1)	$2,286	$868
Allocation of (distributions) earnings excess	(33)	19
Total general partner's earnings	$2,253	$887

Limited partners' earnings on common units:
Distributions	$10,385	$6,475
Allocation of (distributions) earnings excess	(1,132)	464
Total limited partners' earnings on common units	$9,253	$6,939

Limited partners' earnings on subordinated units:
Distributions	$4,424	$6,359
Allocation of (distributions) earnings excess	(482)	455
Total limited partner's earnings on subordinated units	$3,942	$6,814

Weighted average limited partner units outstanding:
Common units - (basic)	17,024,490	12,216,447
Common units - (diluted)	17,115,198	12,356,331
Subordinated units - Delek (basic and diluted) (2)	7,252,299	11,999,258

Net income per limited partner unit (3):
Common units - (basic)	$0.54	$0.57
Common units - (diluted)	$0.54	$0.56
Subordinated units - Delek (basic and diluted)	$0.54	$0.57

(1) General partner distributions (including IDRs) consist of the payment with respect to the 2% general partner interest and payment on the IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of $0.43125 per unit per quarter. See Note 8 for further discussion related to IDRs.
(2) On February 25, 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership's net income were allocated to the subordinated units through February 24, 2016.
(3) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflect the conversion of the subordinated units to common units on February 25, 2016.

8. Equity

We had 9,478,273 common limited partner units held by the public outstanding as of March 31, 2016. Additionally, as of March 31, 2016, Delek owned a 59.7% limited partner interest in us, consisting of 14,798,516 common limited partner units and a 95.4% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 495,445 general partner units. Affiliates who are also members of our general partner's management and board of directors own the remaining 4.6% interest in our general partner.

Equity Activity

On February 25, 2016, the requirements under the Partnership Agreement for the conversion of all subordinated units into common units were satisfied and the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests.

The table below summarizes the changes in the number of units outstanding through March 31, 2016.

	Common - Public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2015	9,478,273	2,799,258	11,999,258	495,445	24,772,234
Subordinated unit conversion	—	11,999,258	(11,999,258)	—	—
Balance at March 31, 2016	9,478,273	14,798,516	—	495,445	24,772,234

The summarized changes in the carrying amount of our equity are as follows (in thousands):

	Common - Public	Common - Delek	Subordinated - Delek	General Partner	Total
Balance at December 31, 2015	$198,401	$(280,828)	$78,601	$(7,192)	$(11,018)
Cash distributions	(5,592)	(1,651)	(7,080)	(1,801)	(16,124)
Sponsor contribution of fixed assets	—	597	—	12	609
Net income attributable to partners	5,152	4,101	3,942	2,253	15,448
Unit-based compensation	157	244	—	(293)	108
Subordinated unit conversion	—	75,463	(75,463)	—	—
Balance at March 31, 2016	$198,118	$(202,074)	$—	$(7,021)	$(10,977)

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31,
	2016	2015
Net income attributable to partners	$15,448	$14,640
Less: General partner's IDRs	(1,984)	(606)
Net income available to partners	$13,464	$14,034
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	$269	$281
General partner's IDRs	1,984	606
Total general partner's interest in net income	$2,253	$887

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our common and subordinated unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016 (1)	May 5, 2016

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on May 13, 2016 to general and limited partners for the three months ended March 31, 2016 and the allocation of total quarterly cash distributions made on May 14, 2015 to general and limited partners for the three months ended March 31, 2015 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2016	2015
General partner's distributions:
General partner's distributions	$302	$262
General partner's IDRs	1,984	606
Total general partner's distributions	2,286	868

Limited partners' distributions:
Common	10,385	6,475
Subordinated	4,424	6,359
Total limited partners' distributions	14,809	12,834
Total cash distributions	$17,095	$13,702

Cash distributions per limited partner unit	$0.610	$0.530

9. Equity Based Compensation

We incurred approximately $0.1 million of unit-based compensation expense related to the Partnership during the three months ended March 31, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. All awards made through June 9, 2015 vest over a five-year service period unless such awards are amended in accordance with the LTIP. Beginning June 10, 2015, all awards made to only non-employee directors vest over a three-year service period unless such awards are amended in accordance with the LTIP. As of March 31, 2016, there was $0.9 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

10. Equity Method Investments

In March 2015, the Partnership, through its indirect wholly owned subsidiary DKL Caddo, LLC ("DKL Caddo"), became a member of Caddo Pipeline, LLC ("CP LLC") by entering into an amended and restated limited liability company agreement (the “Caddo LLC Agreement”) with Plains Pipeline, L.P. ("Plains"), an affiliate of Plains All American Pipeline, L.P. CP LLC was formed to plan, develop, construct, own, operate and maintain a pipeline system and certain ancillary assets originating near Longview, Texas and extending to Shreveport, Louisiana (the "Caddo Pipeline System"). Pursuant to the terms of the Caddo LLC Agreement, DKL Caddo and Plains each own a 50% membership interest in CP LLC. Pursuant to separate agreements, Plains will have primary responsibility for the construction of the Caddo Pipeline System, and, upon its completion, Plains will also have primary responsibility for its day-to-day operations.

In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into an amended and restated limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to plan, develop, construct, own, operate and maintain a pipeline system and certain ancillary assets extending from Loving County, Texas to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Rangeland will have primary responsibility for the construction of the RIO Pipeline, and, upon its completion, Rangeland will also have primary responsibility for its day-to-day operations.
The investment in these two entities is expected to be financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of March 31, 2016, the investment in these joint ventures totaled $55.3 million and was accounted for using the equity method.

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

11. Segment Data

We aggregate our operating units into two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling:

•
The assets and investments reported in the pipelines and transportation segment provide crude oil gathering and crude oil, intermediate and finished products transportation and storage services to Delek's refining operations and independent third parties.

•	The wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek's refining operations and independent third parties.

Our operating segments adhere to the accounting policies used for our consolidated financial statements. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization.

On March 31, 2015, we acquired the Logistics Assets from Delek. Our historical financial statements have been retrospectively adjusted as appropriate to reflect the results of operations attributable to the Logistics Assets as if we owned the assets for all periods presented. The results of the Logistics Assets are included in the pipelines and transportation segment.

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Pipelines and Transportation
Net Sales:
Affiliate	$26,306	$23,985
Third-Party	6,477	7,017
Total Pipelines and Transportation	32,783	31,002
Operating costs and expenses:
Cost of goods sold	4,776	4,813
Operating expenses	7,740	6,918
Segment contribution margin	$20,267	$19,271
Capital spending (excluding business combinations)	$706	$4,553

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$12,454	$8,295
Third-Party	58,819	104,215
Total Wholesale Marketing and Terminalling	71,273	112,510
Operating costs and expenses:
Cost of goods sold	61,977	103,594
Operating expenses	2,724	3,859
Segment contribution margin	$6,572	$5,057
Capital spending (excluding business combinations)	$378	$3,020

Consolidated
Net Sales:
Affiliate	$38,760	$32,280
Third-Party	65,296	111,232
Net sales	104,056	143,512
Operating costs and expenses:
Cost of goods sold	66,753	108,407
Operating expenses	10,464	10,777
Contribution margin	26,839	24,328
General and administrative expenses	2,913	3,409
Depreciation and amortization	4,996	4,500
(Gain) loss on asset disposals	(44)	5
Operating income	$18,974	$16,414
Capital spending (excluding business combinations)	$1,084	$7,573

The following table summarizes the total assets for each segment as of March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016	December 31, 2015
Pipelines and Transportation	$298,984	$283,553
Wholesale Marketing and Terminalling	80,216	91,735
Total Assets	$379,200	$375,288

Property, plant and equipment and accumulated depreciation as of March 31, 2016 and depreciation expense by reporting segment as of and for the three months ended March 31, 2016 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$267,367	$59,845	$327,212
Less: accumulated depreciation	(54,220)	(22,267)	(76,487)
Property, plant and equipment, net	$213,147	$37,578	$250,725
Depreciation expense for the three months ended March 31, 2016	$3,720	$1,010	$4,730

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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at March 31, 2016 and December 31, 2015 was as follows (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
OTC Commodity swaps	—	74	—	74
Total assets	—	74	—	74
Liabilities
OTC Commodity swaps	—	(13)	—	(13)
Net assets	$—	$61	$—	$61

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
OTC commodity swaps	—	171	—	171
Total assets	—	171	—	171
Liabilities
OTC commodity swaps	—	(45)	—	(45)
Net assets	$—	$126	$—	$126

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. Derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy under the guidance of ASC 815-10-45, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty where the legal right of offset exists.

As of March 31, 2016 we had a negative cash balance of $0.2 million netted with the net derivative positions with one of our counterparties. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms.

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

From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the Second Amended and Restated Credit Agreement. Our initial credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the Amended and Restated Credit Agreement in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016.

The following table presents the fair value of our derivative instruments, as of March 31, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our consolidated balance sheets. During the three months ended March 31, 2016 and March 31, 2015, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income.

(in thousands)		March 31, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$—	$—	$—	$—
OTC commodity swaps (1)	Other current assets	74	(13)	171	(45)
Total gross value of derivatives		74	(13)	171	(45)
Less: Counterparty netting and cash collateral (2)		74	155	(706)	(45)
Total net fair value of derivatives		$—	$(168)	$877	$—

(1) As of March 31, 2016 and December 31, 2015, we had open derivative contracts representing 76,000 barrels and 171,000 barrels, respectively, of refined petroleum products.

(2) As of March 31, 2016, we had a negative cash balance of $0.2 million netted with the net derivative positions of one of our counterparties. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms.

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

		Three Months Ended March 31,
Derivative Type	Income Statement Location	2016	2015
Interest rate derivatives	Interest expense	$—	$(19)
Commodity derivatives	Cost of goods sold	(177)	339
	Total	$(177)	$320

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

Environmental, Health and Safety

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

We believe that our current operations are in substantial compliance with existing environmental, health and safety requirements. However, these laws and regulations are subject to changes by regulatory authorities, or to changes in the interpretation of such laws and regulations, by regulatory or judicial authorities. The legislative and regulatory trend has been to place increasingly stringent restrictions and limitations on activities that may affect the environment. Continued and future compliance with such laws and regulations may require us to incur significant expenditures. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, monetary fines and penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured or a reimbursable event under the Third Restated Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage, or natural resources damages. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures.

Crude Oil Releases

We have experienced several crude oil releases involving our assets, including, but not limited to, the following releases:

•	In January 2016, a crude oil release of less than 30 barrels occurred from a gathering line at the Modisette pumping station near El Dorado, Arkansas (the "Modisette Release");

•	In January 2016, a release of approximately 350 barrels occurred from the Paline Pipeline near Woodville, Texas (the "Paline Release"); and

•
In March 2013, a release of approximately 5,900 barrels of crude oil, the majority of which was contained on-site, occurred from a pumping facility at our Magnolia Station located west of the El Dorado Refinery (the "Magnolia Release").

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed with the exception of the Paline Release, for which remediation is expected to continue through the third quarter of 2016. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As we are unable to estimate these additional expenses, we have accrued $0.2 million and $1.0 million as of March 31, 2016 for the Paline Release and the Magnolia Release, respectively.

In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the state of Arkansas, which may include monetary penalties and/or other relief.

During the three months ended March 31, 2016, we incurred costs of $0.3 million and $0.6 million related to the Modisette Release and the Paline Release, respectively. These costs are included in operating expenses in our consolidated statements of income and comprehensive income. We were reimbursed $0.9 million for the costs related to these spills pursuant to the terms of the Third Restated Omnibus Agreement. These reimbursements are recorded as a reduction to operating expense.

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

Letters of Credit

As of March 31, 2016, we had in place letters of credit totaling $5.0 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at March 31, 2016.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

15. Subsequent Events

Distribution Declaration

On April 22, 2016, our general partner's board of directors declared a quarterly cash distribution of $0.610 per limited partner unit, payable on May 13, 2016, to unitholders of record on May 5, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us," "our," or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. References in this report to "Delek" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than Delek Logistics Partners, LP and its subsidiaries and its general partner. Those statements in this section that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC, acquired from Delek two crude oil rail offloading racks, which racks are designed to receive up to 25,000 barrels per day ("bpd") of light crude oil or 12,000 bpd of heavy crude oil, or some combination of the two, delivered by rail to Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery"), and related ancillary assets (the "El Dorado Assets") (such transaction, the "El Dorado Rail Offloading Racks Acquisition").

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

The El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As an entity under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the Logistics Assets, as owned and operated by Delek, for the period presented through March 31, 2015 (the "Logistics Assets Predecessor").

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

•
the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission and those relating to environmental protection, pipeline integrity and safety;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	Delek's inability to grow as expected;

•	our ability to successfully integrate acquired businesses;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Business Overview

The Partnership primarily owns and operates crude oil and intermediate and refined products logistics and marketing assets. We gather, transport and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek and third parties. A substantial majority of our existing assets are both integral to and dependent upon the success of Delek’s refining operations, as many of our assets are contracted exclusively to Delek in support of its Tyler and El Dorado Refineries.

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

Our Reporting Segments and Assets

Our business consists of two reportable segments: (i) our pipelines and transportation segment and (ii) our wholesale marketing and terminalling segment.

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

The assets in our wholesale marketing and terminalling segment consist of refined products terminals and pipelines in Texas, Tennessee and Arkansas. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler Refinery, engaging in wholesale activity at our terminals in west Texas and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined products terminals to independent third parties and Delek.

Recent Developments

In the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. See Notes 7 and 8 to the condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

How We Generate Revenue

The Partnership generates revenue by charging fees to Delek and third parties for gathering, transporting, offloading and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek typically include minimum volume or throughput commitments by Delek, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek and third parties are indexed to inflation-based indices. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

Commercial Agreements

The Partnership has various long-term, fee-based commercial agreements with Delek under which we provide crude oil gathering, crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K for the year ended December

31, 2015 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016 for a description of certain of our commercial and other agreements with Delek.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil and intermediate and refined products that we handle in our pipeline, transportation, terminalling, storage and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek has committed to minimum volumes under the commercial agreements described above, our results of operations will be impacted by:

•	Delek’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects, and capture incremental volume increases from Delek or third parties;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals;

•	our ability to identify and serve new customers in our marketing and trucking operations; and

•	our ability to make connections to third-party facilities and pipelines.

Contribution Margin and Gross Margin per Barrel. Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net sales less cost of sales and operating expenses.

For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. The gross margin per barrel reflects the gross margin (net sales less cost of sales) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices and cost of gasoline, distillate fuel, ethanol and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers, and the fluctuation in the value of RINs. Commodity price volatility may also impact our wholesale marketing operations when the selling price of finished products does not adjust as quickly as the purchase price. Our wholesale marketing gross margin can also be impacted by fixed price ethanol agreements that we enter into to fix the price we pay for ethanol.

Operating and Maintenance Expenses. We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. Additionally, compliance with federal, state and local laws and regulations relating to the protection of the environment, health and safety may require us to incur additional expenditures. We will seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

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

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. There are differences between the way the Logistics Assets Predecessor recorded revenues and the way the Partnership records revenues after the Acquisitions from Delek. Because our assets, including the Logistics Assets, were historically a part of the integrated operations of Delek, the Logistics Assets Predecessor generally recognized the costs and most revenue associated with the terminalling and storage services provided to Delek on an intercompany basis. Accordingly, the revenues in the Logistics Assets Predecessor's condensed consolidated financial statements are different than those reflected in the Partnership's condensed consolidated financial statements as the Logistics Assets Predecessor's amounts relate primarily to amounts received from third parties while the Partnership's revenues will also reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.

General and Administrative Expenses. The Logistics Assets Predecessor's general and administrative expenses included direct monthly charges for the management and operation of our logistics assets and certain expenses allocated by Delek for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to the Logistics Assets Predecessor based on the nature of the expenses and our proportionate share of employee time and headcount.

Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee under our omnibus agreement with Delek, for the provision of various centralized corporate services. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also incurs additional incremental annual general and administrative expenses as a result of being a publicly traded partnership.

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.61 per unit for the quarter ended March 31, 2016 ($2.44 per unit on an annualized basis). Our First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement, and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

During the year ended December 31, 2015 and continuing through the three months ended March 31, 2016, the decline in crude oil prices and the prices of related refined products have impacted our operations and the operations of other master limited partnerships in the midstream energy sector in several ways. First, the decline in prices has resulted in crude oil exploration companies reducing capital expenditures to support future growth, as well as current drilling activity in many basins. This reduction has created excess capacity on some crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States began to decline in the second half of 2015. Second, the credit markets have destabilized in the energy sector during a period of declining prices, which has reduced the availability of credit and increased the cost of debt. Third, due to a challenging market environment and decline in the price per unit for many midstream companies, the yields for master limited partnerships have increased, resulting in a higher cost of capital. The combination of destabilized credit markets, increasing cost of capital and a challenging industry environment affects the ability to develop profitable growth projects that are needed to support future distribution growth in the midstream energy sector.

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area can affect the results of our west Texas operations. For example, declines in the price of crude oil have lowered crude oil production levels in the west Texas area, resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2015 and the three months ended March 31, 2016.

Also, the volatility of finished products prices may reduce our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2015 and the three months ended March 31, 2016.

Our west Texas operations also benefit from RINs that are generated by ethanol blending activities. As a result, decreases in the price of RINs can adversely affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $1.5 million and $1.6 million of RINs to Delek during the three months ended March 31, 2016 and 2015, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2015 and the three months ended March 31, 2016.

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

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) valuing goodwill and potential impairment, and (iii) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our Annual Report on Form 10-K.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the Logistics Assets for the period ended March 31, 2015. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2016 and 2015, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as the Logistics Assets Predecessor recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended
	March 31,
	2016	2015
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$32,783	$31,002
Wholesale marketing and terminalling	71,273	112,510
Total	104,056	143,512
Operating costs and expenses:
Cost of goods sold	66,753	108,407
Operating expenses	10,464	10,777
General and administrative expenses	2,913	3,409
Depreciation and amortization	4,996	4,500
(Gain) loss on asset disposals	(44)	5
Total operating costs and expenses	85,082	127,098
Operating income	18,974	16,414
Interest expense, net	3,199	2,157
Loss on equity method investments	229	—
Total non-operating costs and expenses	3,428	2,157
Income before income tax expense	15,546	14,257
Income tax expense	98	254
Net income	15,448	14,003
Less: Loss attributable to the Logistics Assets Predecessor	—	(637)
Net income attributable to partners	$15,448	$14,640
Comprehensive income attributable to partners	$15,448	$14,640

Less: General partner's interest in net income, including incentive distribution rights	2,253	887
Limited partners' interest in net income	$13,195	$13,753

Net income per limited partner unit:
Common units - (basic)	$0.54	$0.57
Common units - (diluted)	$0.54	$0.56
Subordinated units - Delek (basic and diluted)	$0.54	$0.57

Weighted average limited partner units outstanding:
Common units - (basic)	17,024,490	12,216,447
Common units - (diluted)	17,115,198	12,356,331
Subordinated units - Delek (basic and diluted)	7,252,299	11,999,258

Distributable Cash Flow (1)	$20,423	$16,677

(1) For a definition of distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$15,448	$14,003
Add:
Income tax expense	98	254
Depreciation and amortization	4,996	4,500
Interest expense, net	3,199	2,157
EBITDA (1)	$23,741	$20,914

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$26,374	$15,769
Amortization of deferred revenue	196	135
Amortization of deferred financing costs	(365)	(365)
Accretion of asset retirement obligations	(67)	(62)
Deferred income taxes	—	(226)
Loss on equity method investments	(229)	—
Gain (loss) on asset disposals	44	(5)
Unit-based compensation expense	(108)	(74)
Changes in assets and liabilities	(5,401)	3,331
Income tax expense	98	254
Interest expense, net	3,199	2,157
EBITDA(1)	$23,741	$20,914

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$23,741	$20,914
Cash interest, net (2)	(2,834)	(1,792)
Maintenance and regulatory capital expenditures (3)	(736)	(3,316)
Reimbursement from Delek for capital expenditures (4)	209	1,186
Loss on equity method investments	229	—
Income tax expense	(98)	(254)
Non-cash unit based compensation expense	108	74
Amortization of deferred revenue	(196)	(135)
Distributable cash flow (2)	$20,423	$16,677

(1) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above. EBITDA and distributable cash flow include net loss of $0.2 million related to the Logistics Assets Predecessor during the three months ended March 31, 2015.

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

(4) For the three-month periods ended March 31, 2016 and 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements).

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Capital spending (excluding business combinations)
Pipelines and Transportation	$706	$4,553
Wholesale Marketing and Terminalling	$378	$3,020

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Contribution Margin

Contribution margin for the first quarter of 2016 was $26.8 million compared to $24.3 million for the first quarter of 2015, an increase of $2.5 million, or 10.3%. The increase in contribution margin was attributable to the effects of the throughput agreements we entered into with Delek in connection with the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition and increased fees and lower pipeline allowance losses on our Paline Pipeline System. Also contributing to the increase were increases in terminalling volumes and fees under our marketing agreement with Delek (the "Marketing Agreement"), pursuant to which we market certain of the product output of the Tyler Refinery. Volumes and fees increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational. Offsetting the increases were decreases attributable to the operation of our trucking assets and lower margins in our operations in west Texas. The decrease in contribution margin on our trucking assets was due to decreases in fuel surcharges and increases in operating costs on these assets. The decrease in our contribution margin in our west Texas operations was a result of increased competition and a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region.

The following table presents a summary of the contribution margin related to these assets for the first quarter of 2016.

Contribution Margin
	Three Months Ended March 31,
	2016	2015
	(in thousands)
West Texas	$255	$517
Paline Pipeline	5,161	3,868
Acquisition of Logistics Assets	1,901	(167)
Trucking Assets	90	1,116
East Texas Marketing	3,939	2,946
Other	15,493	16,048
Total	$26,839	$24,328

Net Sales

We generated net sales of $104.1 million for the first quarter of 2016 compared to $143.5 million for the first quarter of 2015, a decrease of $39.4 million, or 27.5%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in diesel volumes sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $0.42 per gallon during the first quarter of 2016 compared to the first quarter of 2015. The average sales price per gallon of diesel sold decreased $0.61 per gallon during the first quarter of 2016 compared to the first quarter of 2015. Partially offsetting the decreases were increased fees and lower pipeline allowance losses on our Paline Pipeline System and the effects of the throughput and tankage agreements for the Logistics Assets.

Cost of Goods Sold

Cost of goods sold was $66.8 million for the first quarter of 2016 compared to $108.4 million for the first quarter of 2015, a decrease of $41.6 million, or 38.4%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel and in diesel volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.39 per gallon during the first quarter of 2016, compared to the first quarter of 2015. The average cost per gallon of diesel purchased decreased $0.64 per gallon during the first quarter of 2016 compared to the first quarter of 2015.

Operating Expenses

Operating expenses were $10.5 million for the first quarter of 2016 compared to $10.8 million for the first quarter of 2015, a decrease of $0.3 million, or 2.9%. The decrease in operating expenses in the first quarter of 2016 compared to the first quarter of 2015 was due to decreases in maintenance costs on certain of our pipeline assets and in our west Texas operations as a result of the completion of certain projects at our tank farms and two of our terminals in the west Texas area. Partially offsetting these decreases were increases in costs associated with the operation and maintenance of our storage tanks at the El Dorado Refinery and Tyler Refinery and an increase in operating expense for one of our terminal locations related to internal tank contamination.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the first quarter of 2016 compared to $3.4 million for the first quarter of 2015, a decrease of $0.5 million, or 14.5%. The decrease in general and administrative expense was primarily due to decreases in professional services fees for the first quarter of 2016 compared to the first quarter of 2015, during which we incurred greater costs in connection with our various acquisition activities and joint venture projects.

Depreciation and Amortization

Depreciation and amortization was $5.0 million for the first quarter of 2016 compared to $4.5 million for the first quarter of 2015, an increase of $0.5 million, or 11.0%. The increase in depreciation and amortization was primarily due to the addition of the Logistics Assets to our asset base.

Interest Expense

Interest expense was $3.2 million for the first quarter of 2016 compared to $2.2 million for the first quarter of 2015, an increase of $1.0 million, or 48.3%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder as a result of borrowings incurred in connection with the Acquisitions from Delek and contributions made to our joint ventures.

Income Tax Expense

Income tax expense was $0.1 million for the first quarter of 2016, compared to $0.3 million for the first quarter of 2015. Our effective tax rate was 0.6% for the first quarter of 2016, compared to 1.8% for the first quarter of 2015. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

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

Pipelines and Transportation Segment

Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek and third parties. These assets include the Lion Pipeline System, the SALA Gathering System, the Paline Pipeline System, the East Texas Crude Logistics System, the Tyler-Big Sandy Pipeline, the El Dorado Tank Assets, the Tyler Tank Assets, the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility, the El Dorado Rail Offloading Racks, the Tyler Crude Tank and refined product pipeline capacity leased from Enterprise TE Products Pipeline Company LLC that runs from El Dorado, Arkansas to our Memphis terminal. In addition to these operating systems, we own 123 trucks and 205 trailers used to haul primarily crude oil and other products for unrelated and related third parties.

The following table and discussion present the results of operations of the pipelines and transportation segment

	Three Months Ended March 31,
	2016	2015

Net sales:
Affiliate	$26,306	$23,985
Third-Party	6,477	7,017
Total	32,783	31,002
Operating costs and expenses:
Cost of goods sold	4,776	4,813
Operating expenses	7,740	6,918
Segment contribution margin	$20,267	$19,271
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,342	56,687
Refined products pipelines to Enterprise Systems	53,779	55,929
SALA Gathering System	19,001	21,538
East Texas Crude Logistics System	9,346	19,054

Contribution Margin

Contribution margin for the pipelines and transportation segment was $20.3 million, or 75.5% of our consolidated segment contribution margin in the first quarter of 2016, compared to $19.3 million, or 79.2% of our consolidated segment contribution margin, in the first quarter of 2015, an increase of $1.0 million, or 5.2%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to the effect of the throughput and tankage agreements we entered into with Delek in connection with the Acquisitions from Delek and increased fees and lower pipeline allowance losses on our Paline Pipeline System. These increases were offset by decreases attributable to the operation of our trucking assets. The decrease in contribution margin on our trucking assets was due primarily to decreases in fuel surcharges and increases in operating costs on these assets.

Net Sales

Net sales for the pipelines and transportation segment were $32.8 million for the first quarter of 2016 compared to $31.0 million for the first quarter of 2015, an increase of $1.8 million, or 5.7%. The increase was primarily attributable to the effect of the throughput and tankage agreements for the Logistics Assets and increased fees on our Paline Pipeline System.

Cost of Goods Sold

Cost of goods sold was $4.8 million for both the first quarter of 2016 and the first quarter of 2015. Cost of goods sold relates primarily to our trucking assets.

Operating Expenses

Operating expenses were $7.7 million for the first quarter of 2016 compared to $6.9 million for the first quarter of 2015, an increase of $0.8 million, or 11.9%. The increase in operating expenses was primarily due to increases in costs associated with the operation and maintenance of our storage tanks at the El Dorado Refinery and Tyler Refinery in the first quarter of 2016 compared to the first quarter of 2015.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below present the results of operations of the wholesale marketing and terminalling segment for the three months ended March 31, 2016 and 2015 (dollars in thousands, except for per barrel figures):

	Three Months Ended March 31,
	2016	2015
Net sales:
Affiliate	$12,454	$8,295
Third-Party	58,819	104,215
Total	71,273	112,510
Operating costs and expenses:
Cost of goods sold	61,977	103,594
Operating expenses	2,724	3,859
Segment contribution margin	$6,572	$5,057
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	66,414	26,956
West Texas marketing throughputs (average bpd)	14,370	16,645
West Texas marketing margin per barrel	$0.53	$1.40
Terminalling throughputs (average bpd)	118,218	66,828

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $6.6 million, or 24.5% of our consolidated contribution margin, in the first quarter of 2016, compared to $5.1 million, or 20.8% of our consolidated contribution margin, in the first quarter of 2015, an increase of $1.5 million, or 30.0%. The increase in contribution margin was attributable to increases in terminalling volumes and increased fees under the Marketing Agreement. Terminalling volumes and our fees under the Marketing Agreement increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational. Partially offsetting the increases in contribution margin were lower margins in our operations in west Texas. The decrease in our contribution margin in our west Texas operations was a result of increased competition and a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region.

Net Sales

Net sales for the wholesale marketing and terminalling segment were $71.3 million for the first quarter of 2016 compared to $112.5 million for the first quarter of 2015, a decrease of $41.2 million, or 36.7%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in diesel volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations during the first quarter of 2016 compared to the first quarter of 2015.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment were $62.0 million in the first quarter of 2016, compared to $103.6 million in the first quarter of 2015, a decrease of $41.6 million, or 40.2%. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel and in diesel volumes we purchased in our west Texas marketing operations. Also contributing to the decrease in cost of goods sold were lower volumes in our west Texas operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the first quarter of 2016 compared to the first quarter of 2015.

Operating Expenses

Operating expenses were $2.7 million in the first quarter of 2016, compared to $3.9 million in the first quarter of 2015, a decrease of $1.2 million or 29.4%. The decrease in operating expenses was primarily due to decreases in costs associated with our assets in our west Texas operations in the first quarter of 2016 compared to the first quarter of 2015 as a result of the completion of certain projects at two of our terminals in the area. Partially offsetting these decreases was an increase in operating expense for one of our terminal locations related to internal tank contamination.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016 (1)	May 5, 2016

(1) Expected date of distribution.

Expiration of Subordination Period

In the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. See Notes 7 and 8 to the condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Cash Flow Data:
Cash flows provided by operating activities	$26,374	$15,769
Cash flows used in investing activities	(16,555)	(8,599)
Cash flows used in financing activities	(9,615)	(9,031)
Net increase (decrease) in cash and cash equivalents	$204	$(1,861)

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.4 million for the three months ended March 31, 2016, compared to cash provided of $15.8 million for the three months ended March 31, 2015. The increase in cash flows provided by operations was due to decreases in accounts receivable and inventories and other current assets and increases in accounts payable and other current liabilities. Accounts receivable decreased as a result of the receipt of an excise tax refund related to finished product purchases from the Tyler Refinery. Inventories and other current assets decreased as a result of lower prices in our west Texas operations. Accounts payable and other current liabilities increased due to higher finished product payables owed to certain of our suppliers. Net income for the three months ended March 31, 2016 was $15.4 million, compared to $14.0 million in the same period of 2015.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.6 million for the first three months of 2016, compared to $8.6 million used in the three months ended March 31, 2015. Cash used in investing activities includes the cash portion of our capital expenditures, which was $1.9 million during the three months ended March 31, 2016. Total capital expenditures during the first three months of 2016 were approximately $1.1 million, of which $0.7 million was spent on projects in the pipelines and transportation segment and $0.4 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the three months ended March 31, 2015 of $7.6 million. Capital expenditures made during the three months ended March 31, 2016 related primarily to projects on certain of our tanks and crude pipelines, our terminaling assets and our Lion Pipeline System, which accounted for approximately $0.5 million, $0.3 million and $0.2 million, respectively, of cash used in investing activities during the three months ended March 31, 2016. Capital expenditures made during the three months ended March 31, 2015 related primarily to the purchase of assets from Delek, which accounted for approximately $3.8 million of cash used in investing activities. Additionally, projects on our terminalling assets and our Lion Pipeline System accounted for approximately $2.9 million and $0.7 million, respectively, of total capital expenditures. We contributed approximately $14.8 million in cash to our joint ventures during the three months ended March 31, 2016, compared to contributions of approximately $2.2 million during the three months ended March 31, 2015. Partially offsetting the cash used in investing activities was an asset sale generating proceeds of approximately $1.2 million during the three months ended March 31, 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.6 million in the three months ended March 31, 2016, compared to cash used of $9.0 million in the three months ended March 31, 2015. We paid quarterly cash distributions totaling $16.1 million during the three months ended March 31, 2016, compared to quarterly cash distributions totaling $13.1 million paid during the three months ended March 31, 2015. We had no acquisition activity during the three months ended March 31, 2016, compared to cash paid of $61.9 million in exchange for assets included in the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the three months ended March 31, 2015. Offsetting the cash used in financing activities during the three months ended March 31, 2016 and 2015 were net proceeds of $6.3 million and $64.6 million, respectively, under the Second Amended and Restated Credit Agreement, as defined below.

Cash Position and Indebtedness

As of March 31, 2016, we had approximately $0.2 million of cash and cash equivalents and we had total indebtedness of $357.9 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were $337.1 million and we had letters of credit issued of $5.0 million. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement as of March 31, 2016.

We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid. The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

See Note 5 to the condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a complete discussion of our third-party indebtedness.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2016 were $1.1 million, of which approximately $0.7 million was spent in our pipelines and transportation segment and $0.4 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $14.3 million for 2016.

The following table summarizes our actual capital expenditures for the three months ended March 31, 2016 and planned capital expenditures for the full year 2016 by operating segment and major category (in thousands):

	Full Year 2016 Forecast	Three Months Ended March 31, 2016
Regulatory	$1,467	$104
Maintenance (1)	9,344	423
Discretionary projects	3,478	557
Total capital spending	$14,289	$1,084

(1)
Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements).

In the first quarter of 2016, we decreased our total capital spending forecast for 2016 to $14.3 million, down from the prior forecast of $18.2 million. We decreased our forecast due primarily to the deferment of spending related to discretionary maintenance projects on our pipelines and terminals to 2017. For the full year 2016, we plan to spend approximately $14.3 million, of which $11.4 million is budgeted to the pipelines and transportation segment and $2.9 million to the wholesale marketing and terminalling segment. We plan to spend approximately $3.5 million for discretionary projects in 2016, of which $2.0 million will be spent in the pipelines and transportation segment and $1.5 million in the wholesale marketing and terminalling segment. The majority of the $2.0 million budgeted to discretionary projects in the pipelines and transportation segment relates to maintaining our SALA Gathering System and Lion Pipeline assets. We plan to spend approximately $9.3 million for maintenance projects in 2016, of which $8.1 million will be spent in the pipelines and transportation segment and $1.2 million in the wholesale marketing and terminalling segment. Of the $8.1 million budgeted to the pipelines and transportation segment, $7.5 million relates to the repair and replacement of certain of our tanks.

In addition to the capital spending above, in March 2015, we entered into two joint ventures with unrelated third parties that are currently constructing logistics assets. Our total projected investment for the two joint ventures, which is subject to change pending revisions in construction schedules, is approximately $96.0 million. As of March 31, 2016, we have contributed $56.1 million to these joint ventures. Construction on the RIO Pipeline (as defined in Note 10 to our condensed consolidated financial statements) is expected to be completed in July 2016 and construction on the Caddo Pipeline (as defined in Note 10 to our condensed consolidated financial statements) is expected to be completed by January 2017. These expenditures are recorded to equity method investments in the accompanying condensed consolidated balance sheet.

Under the Third Restated Omnibus Agreement, Delek reimburses us for (i) certain expenses that we incur for inspections, maintenance, repairs and failures of certain assets we acquired from Delek to cause such assets to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance, repairs and failures of most of the storage tanks and pipelines contributed to us by Delek (subject to a deductible of $0.5 million per year for certain assets as specified in the Third Restated Omnibus Agreement) that are necessary to comply with minimum standards under certain United States Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years from the date of the purchase of the affected assets, and (iii) for certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts, as disclosed in the full agreement filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 6, 2015 and in the amendment filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 5, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At March 31, 2016, we had open derivative contracts representing 76,000 barrels of refined petroleum products. At December 31, 2015, we had open derivative contracts representing 171,000 barrels of refined petroleum products. We recognized (losses) gains associated with derivatives not designated as hedging instruments of $(0.2) million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 13 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value at March 31, 2016.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2016 would be to change interest expense by approximately $3.6 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. The estimated fair value of our interest rate derivative asset was zero as of December 31, 2015. In accordance with ASC 815, Derivatives and Hedging, we recorded no non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for the three months ended March 31, 2016 and a nominal amount for the three months ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report, and has, based on this evaluation, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims, whether regulatory or other, arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. However, in June 2015, the United States Department of Justice notified us that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia Station release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief.

ITEM 6. EXHIBITS

Exhibit No.		Description
31.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 6, 2016

EXHIBIT INDEX

Exhibit No.		Description
31.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith