Form 10-Q
period 2016-06-30
Delek Logistics Partners, LP
filed 2016-08-05
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2016, there were 24,302,780 common limited partner units, no subordinated limited partner units, and 495,975 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable	17,217	35,049
Accounts receivable from related parties	1,222	—
Inventory	9,759	10,451
Other current assets	652	1,540
Total current assets	28,850	47,040
Property, plant and equipment:
Property, plant and equipment	328,211	325,647
Less: accumulated depreciation	(81,073)	(71,799)
Property, plant and equipment, net	247,138	253,848
Equity method investments	73,362	40,678
Goodwill	12,203	12,203
Intangible assets, net	14,951	15,482
Other non-current assets	5,267	6,037
Total assets	$381,771	$375,288
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$5,567	$6,850
Accounts payable to related parties	—	3,992
Excise and other taxes payable	3,513	4,871
Tank inspection liabilities	1,055	1,890
Pipeline release liabilities	1,226	1,393
Accrued expenses and other current liabilities	2,221	1,694
Total current liabilities	13,582	20,690
Non-current liabilities:
Revolving credit facility	362,550	351,600
Asset retirement obligations	3,637	3,506
Other non-current liabilities	11,259	10,510
Total non-current liabilities	377,446	365,616
Deficit:
Common unitholders - public; 9,504,264 units issued and outstanding at June 30, 2016 (9,478,273 at December 31, 2015)	198,583	198,401
Common unitholders - Delek; 14,798,516 units issued and outstanding at June 30, 2016 (2,799,258 at December 31, 2015)	(201,035)	(280,828)
Subordinated unitholders - Delek; 0 units issued and outstanding at June 30, 2016 (11,999,258 at December 31, 2015)	—	78,601
General partner - 495,975 units issued and outstanding at June 30, 2016 (495,445 at December 31, 2015)	(6,805)	(7,192)
Total deficit	(9,257)	(11,018)
Total liabilities and deficit	$381,771	$375,288

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except unit and per unit data)
Net sales:
Affiliate	$36,694	$39,871	$75,454	$72,151
Third-Party	75,159	132,263	140,455	243,495
Net sales	111,853	172,134	215,909	315,646
Operating costs and expenses:
Cost of goods sold	73,101	132,494	139,854	240,901
Operating expenses	8,730	10,798	19,194	21,575
General and administrative expenses	2,698	2,982	5,611	6,391
Depreciation and amortization	4,812	4,744	9,808	9,244
Gain on asset disposals	—	(23)	(44)	(18)
Total operating costs and expenses	89,341	150,995	174,423	278,093
Operating income	22,512	21,139	41,486	37,553
Interest expense, net	3,284	2,616	6,483	4,773
Loss on equity method investments	206	149	435	149
Total non-operating expenses	3,490	2,765	6,918	4,922
Income before income tax expense	19,022	18,374	34,568	32,631
Income tax expense	129	63	227	317
Net income	18,893	18,311	34,341	32,314
Less: loss attributable to the Logistics Assets Predecessor	—	—	—	(637)
Net income attributable to partners	$18,893	$18,311	$34,341	$32,951
Comprehensive income attributable to partners	$18,893	$18,311	$34,341	$32,951

Less: General partner's interest in net income, including incentive distribution rights	2,791	1,109	5,044	1,996
Limited partners' interest in net income	$16,102	$17,202	$29,297	$30,955

Net income per limited partner unit (1):
Common units - (basic)	$0.66	$0.71	$1.23	$1.28
Common units - (diluted)	$0.66	$0.70	$1.22	$1.27
Subordinated units - Delek (basic and diluted)	$—	$0.71	$1.09	$1.28

Weighted average limited partner units outstanding (1):
Common units - (basic)	24,281,930	12,224,007	20,653,210	12,220,248
Common units - (diluted)	24,367,091	12,360,519	20,735,389	12,350,621
Subordinated units - Delek (basic and diluted)	—	11,999,258	3,626,149	11,999,258

Cash distributions per limited partner unit	$0.630	$0.550	$1.240	$1.080

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
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:	(In thousands)
Net income	$34,341	$32,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,808	9,244
Amortization of deferred revenue	(579)	(221)
Amortization of deferred financing costs	730	730
Accretion of asset retirement obligations	131	124
Deferred income taxes	—	66
Loss on equity method investments	435	149
Gain on asset disposals	(44)	(18)
Unit-based compensation expense	233	194
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,832	(11,131)
Inventories and other current assets	1,580	6,291
Accounts payable and other current liabilities	(2,113)	192
Accounts receivable/payable to related parties	(5,331)	8,219
Non-current assets and liabilities, net	566	407
Net cash provided by operating activities	57,589	46,560
Cash flows from investing activities:
Business combinations	—	(400)
Purchases of property, plant and equipment	(2,975)	(13,535)
Proceeds from sales of property, plant and equipment	175	1,183
Equity method investments	(33,119)	(14,789)
Net cash used in investing activities	(35,919)	(27,541)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	14	31
Distributions to general partner	(4,087)	(1,574)
Distributions to common unitholders - public	(11,591)	(9,801)
Distributions to common unitholders - Delek	(6,255)	(2,911)
Distributions to subordinated unitholders - Delek	(11,503)	(12,479)
Distributions to Delek for acquisitions	—	(61,890)
Proceeds from revolving credit facility	157,850	203,514
Payments of revolving credit facility	(146,900)	(138,364)
Predecessor division equity contribution	—	115
Reimbursement of capital expenditures by Delek	802	2,603
Net cash used in financing activities	(21,670)	(20,756)
Net decrease in cash and cash equivalents	—	(1,737)
Cash and cash equivalents at the beginning of the period	—	1,861
Cash and cash equivalents at the end of the period	$—	$124
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,855	$3,863
Income taxes	$—	$5
Non-cash investing activities:
Equity method investments	$—	$3,832
Decreases in accrued capital expenditures	$(892)	$—
Non-cash financing activities:
Sponsor contribution of fixed assets	$609	$418

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

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Logistics Operating, LLC ("OpCo"), acquired from Delek two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek's El Dorado, Arkansas refinery (the "El Dorado Refinery"), and related ancillary assets (the “El Dorado Assets”) (such transaction, the "El Dorado Rail Offloading Racks Acquisition").

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

The El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter collectively referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior periods are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Assets, as owned and operated by Delek through March 31, 2015 (the "El Dorado Assets Predecessor") and (ii) the historical results of the Tyler Assets, as owned and operated by Delek through March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as the "Logistics Assets Predecessor." See Note 2 for further information regarding the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition.

The accompanying unaudited condensed consolidated financial statements and related notes for the three and six month period ended June 30, 2016 include the consolidated financial position, results of operations, cash flows and equity of the Logistics Assets Predecessor as appropriate. The financial statements of the Logistics Assets Predecessor have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Logistics Assets Predecessor had been operated as unaffiliated entities. For example, the Logistics Assets Predecessor did not record revenues for intercompany terminalling, throughput, storage or other services.

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
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance that requires organizations to use historical experience, current conditions, reasonable and supportable forecasts and forward-looking information in the measurement of all expected credit losses on financial instruments to more accurately estimate those losses. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018, and interim periods within those fiscal years. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition or results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition or results of operations.
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial position for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial position or results of operations.
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

2. Acquisitions

Acquisitions from Delek

During the six month period ended June 30, 2015, the Partnership acquired the assets listed below from Delek:

•
the El Dorado Assets, effective March 31, 2015, for approximately $42.5 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility; and

•	the Tyler Assets, effective March 31, 2015, for approximately $19.4 million in cash financed with borrowings under the Partnership's amended and restated senior secured revolving credit facility.

Financial Results of the El Dorado Assets and the Tyler Assets

The acquisitions of the El Dorado Assets and the Tyler Assets were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition were recorded at amounts based on Delek's historical carrying values as of the acquisition date, which were $7.6 million and $11.6 million as of March 31, 2015, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Assets and the Tyler Assets, as if we owned the assets for the period ended March 31, 2015. The results of the El Dorado Assets and the Tyler Assets are included in the pipelines and transportation segment.

The table below presents our results of operations, the effect of including the results of the El Dorado Assets and the Tyler Assets, and the adjusted total amounts included in our consolidated financial statements for the six months ended June 30, 2015.

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

3. Related Party Transactions

Commercial Agreements

The Partnership has a number of commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission oil pipeline index or various iterations of the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

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

Pursuant to the terms of the Omnibus Agreement, we were reimbursed for certain capital expenditures in the amount of $0.6 million and $0.8 million during the three and six months ended June 30, 2016, respectively, and $1.4 million and $2.6 million during the three and six months ended June 30, 2015, respectively. These amounts are recorded in other long term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures pursuant to the terms of the Omnibus Agreement. We were reimbursed $0.1 million and $1.0 million for these matters during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, we were reimbursed for the costs incurred in connection with an asset failure near Fouke, Arkansas and the subsequent repair of the asset pursuant to the terms of the Third Restated Omnibus Agreement.

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

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, wholesale marketing and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees, as well as product sales to Alon USA Energy, Inc., an equity method investee of Delek. The Logistics Assets Predecessor did not record revenues for intercompany terminalling, throughput, storage or other services. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek, or our general partner, as the case may be, for the services provided to us under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Third Restated Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Logistics Assets Predecessor, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$36,694	$39,871	$75,454	$72,151
Cost of goods sold	$8,127	$36,842	$18,817	$43,749
Operating and maintenance expenses (1)	$7,085	$7,509	$14,750	$14,894
General and administrative expenses	$1,608	$1,577	$2,954	$2,833

(1)
Operating and maintenance expenses include costs allocated to the Logistics Assets Predecessor for operating support provided by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. The costs that were allocated to us by Delek were $0.2 million for the six months ended June 30, 2015.

Quarterly Cash Distributions

Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February and May 2016, we paid quarterly cash distributions, of which $10.5 million and $11.3 million, respectively, were paid to Delek and our general partner. On July 25, 2016, our general partner's board of directors declared a quarterly cash distribution totaling $18.1 million, based on the available cash as of the date of determination for the end of the second quarter of 2016, payable on August 12, 2016, of which $12.1 million is expected to be paid to Delek and our general partner, including the payment for the IDRs.

4. Inventory

Inventories consisted of $9.8 million and $10.5 million of refined petroleum products as of June 30, 2016 and December 31, 2015, respectively. Cost of inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At June 30, 2016, the weighted average interest rate for our borrowings under the facility was approximately 2.8%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2016, this fee was 0.4% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of June 30, 2016, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
As of June 30, 2016, we had $362.6 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $7.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2016. Unused credit commitments under the Second Amended and Restated Credit Agreement as of June 30, 2016 were $329.9 million.

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

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015 and confirmation by the board of directors of our general partner (based on the recommendation of the Conflicts Committee) on February 25, 2016 that the requirements under the Partnership Agreement for the conversion of all subordinated units into common units were satisfied, the subordination period for such subordinated units ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests. The Partnership's net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through February 24, 2016, in accordance with our Partnership Agreement.

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2016 is August 12, 2016. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to partners	$18,893	$18,311	$34,341	$32,951
Less: General partner's distribution (including IDRs) (1)	2,775	1,030	5,061	1,898
Less: Limited partners' distribution	15,310	6,738	25,695	13,213
Less: Subordinated partner's distribution	—	6,600	4,424	12,959
(Distributions) earnings excess	$808	$3,943	$(839)	$4,881

General partner's earnings:
Distributions (including IDRs) (1)	$2,775	$1,030	$5,061	$1,898
Allocation of (distributions) earnings excess	16	79	(17)	98
Total general partner's earnings	$2,791	$1,109	$5,044	$1,996

Limited partners' earnings on common units:
Distributions	$15,310	$6,738	$25,695	$13,213
Allocation of (distributions) earnings excess	792	1,952	(340)	2,416
Total limited partners' earnings on common units	$16,102	$8,690	$25,355	$15,629

Limited partners' earnings on subordinated units:
Distributions	$—	$6,600	$4,424	$12,959
Allocation of (distributions) earnings excess	—	1,912	(482)	2,367
Total limited partner's earnings on subordinated units	$—	$8,512	$3,942	$15,326

Weighted average limited partner units outstanding (3):
Common units - (basic)	24,281,930	12,224,007	20,653,210	12,220,248
Common units - (diluted)	24,367,091	12,360,519	20,735,389	12,350,621
Subordinated units - Delek (basic and diluted) (2)	—	11,999,258	3,626,149	11,999,258

Net income per limited partner unit (3):
Common units - (basic)	$0.66	$0.71	$1.23	$1.28
Common units - (diluted)	$0.66	$0.70	$1.22	$1.27
Subordinated units - Delek (basic and diluted)	$—	$0.71	$1.09	$1.28

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

8. Equity

We had 9,504,264 common limited partner units held by the public outstanding as of June 30, 2016. Additionally, as of June 30, 2016, Delek owned a 59.7% limited partner interest in us, consisting of 14,798,516 common limited partner units and a 95.1% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 495,975 general partner units. Affiliates who are also members of our general partner's management and board of directors own the remaining 4.9% interest in our general partner.

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

The table below summarizes the changes in the number of units outstanding from December 31, 2015 through June 30, 2016.

	Common - Public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2015	9,478,273	2,799,258	11,999,258	495,445	24,772,234
General partner units issued to maintain 2% interest	—	—	—	530	530
Unit-based compensation awards	25,991	—	—	—	25,991
Subordinated unit conversion	—	11,999,258	(11,999,258)	—	—
Balance at June 30, 2016	9,504,264	14,798,516	—	495,975	24,798,755

The summarized changes in the carrying amount of our equity from December 31, 2015 through June 30, 2016 are as follows (in thousands):

	Common - Public	Common - Delek	Subordinated - Delek	General Partner	Total
Balance at December 31, 2015	$198,401	$(280,828)	$78,601	$(7,192)	$(11,018)
Cash distributions	(11,591)	(6,255)	(11,503)	(4,087)	(33,436)
Sponsor contribution of fixed assets	—	597	—	12	609
Net income attributable to partners	11,449	13,906	3,942	5,044	34,341
Unit-based compensation	324	505	—	(596)	233
Subordinated unit conversion	—	71,040	(71,040)	—	—
Other	—	—	—	14	14
Balance at June 30, 2016	$198,583	$(201,035)	$—	$(6,805)	$(9,257)

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to partners	$18,893	$18,311	$34,341	$32,951
Less: General partner's IDRs	(2,462)	(758)	(4,446)	(1,364)
Net income available to partners	$16,431	$17,553	$29,895	$31,587
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$329	$351	$598	$632
General partner's IDRs	2,462	758	4,446	1,364
Total general partner's interest in net income	$2,791	$1,109	$5,044	$1,996

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016 (1)	August 5, 2016

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on August 12, 2016 to general and limited partners for the three and six months ended June 30, 2016 and the allocation of total quarterly cash distributions for the three and six months ended June 30, 2015 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General partner's distributions:
General partner's distributions	$313	$272	$615	$534
General partner's IDRs	2,462	758	4,446	1,364
Total general partner's distributions	2,775	1,030	5,061	1,898

Limited partners' distributions:
Common	15,310	6,738	25,695	13,213
Subordinated	—	6,600	4,424	12,959
Total limited partners' distributions	15,310	13,338	30,119	26,172
Total cash distributions	$18,085	$14,368	$35,180	$28,070

Cash distributions per limited partner unit	$0.630	$0.550	$1.240	$1.080

9. Equity Based Compensation

We incurred approximately $0.1 million and $0.2 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one to five-year service periods unless such awards are amended in accordance with the LTIP. As of June 30, 2016, there was $1.0 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The investment in these two entities is expected to be financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of June 30, 2016, the investments in these joint ventures totaled $73.4 million and were accounted for using the equity method.

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

Summarized FInancial Information

Combined summarized financial information for our equity investees is shown below (in thousands):

	June 30, 2016	December 31, 2015
Current assets	$16,862	$11,705
Noncurrent assets	$169,451	$87,467
Current liabilities	$5,762	$4,797
Noncurrent liabilities	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Net loss	$(793)	$(452)	$(1,319)	$(452)

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Pipelines and Transportation
Net Sales:
Affiliate	$26,136	$26,093	$52,442	$50,078
Third-Party	5,874	7,641	12,351	14,658
Total Pipelines and Transportation	32,010	33,734	64,793	64,736
Operating costs and expenses:
Cost of goods sold	4,814	5,102	9,590	9,915
Operating expenses	6,899	7,745	14,639	14,663
Segment contribution margin	$20,297	$20,887	$40,564	$40,158
Capital spending (excluding business combinations)	$718	$3,057	$1,424	$7,610

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$10,558	$13,778	$23,012	$22,073
Third-Party	69,285	124,622	128,104	228,837
Total Wholesale Marketing and Terminalling	79,843	138,400	151,116	250,910
Operating costs and expenses:
Cost of goods sold	68,287	127,392	130,264	230,986
Operating expenses	1,831	3,053	4,555	6,912
Segment contribution margin	$9,725	$7,955	$16,297	$13,012
Capital spending (excluding business combinations)	$130	$2,905	$508	$5,925

Consolidated
Net Sales:
Affiliate	$36,694	$39,871	$75,454	$72,151
Third-Party	75,159	132,263	140,455	243,495
Net sales	111,853	172,134	215,909	315,646
Operating costs and expenses:
Cost of goods sold	73,101	132,494	139,854	240,901
Operating expenses	8,730	10,798	19,194	21,575
Contribution margin	30,022	28,842	56,861	53,170
General and administrative expenses	2,698	2,982	5,611	6,391
Depreciation and amortization	4,812	4,744	9,808	9,244
Gain on asset disposals	—	(23)	(44)	(18)
Operating income	$22,512	$21,139	$41,486	$37,553
Capital spending (excluding business combinations)	$848	$5,962	$1,932	$13,535

The following table summarizes the total assets for each segment as of June 30, 2016 and December 31, 2015 (in thousands).

	June 30, 2016	December 31, 2015
Pipelines and Transportation	$309,678	$283,553
Wholesale Marketing and Terminalling	72,093	91,735
Total Assets	$381,771	$375,288

Property, plant and equipment and accumulated depreciation as of June 30, 2016 and depreciation expense by reporting segment for the three and six months ended June 30, 2016 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$271,899	$56,312	$328,211
Less: accumulated depreciation	(58,706)	(22,367)	(81,073)
Property, plant and equipment, net	$213,193	$33,945	$247,138
Depreciation expense for the three months ended June 30, 2016	$3,920	$626	$4,546
Depreciation expense for the six months ended June 30, 2016	$7,640	$1,636	$9,276

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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015 was as follows (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
OTC commodity swaps	—	50	—	50
Total assets	—	50	—	50
Liabilities
OTC commodity swaps	—	(71)	—	(71)
Net liabilities	$—	$(21)	$—	$(21)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
OTC commodity swaps	—	171	—	171
Total assets	—	171	—	171
Liabilities
OTC commodity swaps	—	(45)	—	(45)
Net assets	$—	$126	$—	$126

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

As of June 30, 2016, $0.1 million of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms.

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

The following table presents the fair value of our derivative instruments, as of June 30, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our consolidated balance sheets. During the three and six months ended June 30, 2016 and June 30, 2015, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income.

(in thousands)		June 30, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$—	$—	$—	$—
OTC commodity swaps (1)	Other current assets	50	(71)	171	(45)
Total gross value of derivatives		50	(71)	171	(45)
Less: Counterparty netting and cash collateral (2)		13	(71)	(706)	(45)
Total net fair value of derivatives		$37	$—	$877	$—

(1) As of June 30, 2016 and December 31, 2015, we had open derivative contracts representing 123,000 barrels and 171,000 barrels, respectively, of refined petroleum products.

(2) As of June 30, 2016, $0.1 million of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms.

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2016	2015	2016	2015
Interest rate derivatives	Interest expense	$—	$(4)	$—	$(23)
Commodity derivatives	Cost of goods sold	(1,282)	(157)	(1,459)	182
	Total	$(1,282)	$(161)	$(1,459)	$159

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

Crude Oil Releases

We have experienced several crude oil releases involving our assets, including, but not limited to, the following releases:

•	In January 2016, a crude oil release of less than 30 barrels occurred from a gathering line at the Modisette pumping station near El Dorado, Arkansas (the "Modisette Release");

•	In January 2016, a crude oil release of approximately 350 barrels occurred from the Paline Pipeline near Woodville, Texas (the "Paline Release");

•	In April 2015, a crude oil release of an estimated 130 barrels of crude oil was discovered from a gathering line near Fouke, Arkansas (the "Fouke Release"); and

•
In March 2013, a release of approximately 5,900 barrels of crude oil, the majority of which was contained on-site, occurred from a pumping facility at our Magnolia Station located west of the El Dorado Refinery (the "Magnolia Release").

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed with the exception of the Paline Release, for which remediation is expected to continue through the third quarter of 2016. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of June 30, 2016, we have accrued $0.2 million for the Paline Release. Expenses incurred for the remediation of crude oil releases are included in operating expenses in our consolidated statements of income and comprehensive income and are subsequently reimbursed by Delek pursuant to the terms of the Third Restated Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek for such costs.

In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the state of Arkansas, which may include monetary penalties and/or other relief. As of June 30, 2016 we have accrued $1.0 million for the Magnolia Release in connection with these proceedings.

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

Letters of Credit

As of June 30, 2016, we had in place letters of credit totaling $7.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2016.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2015, respectively.

15. Subsequent Events

Distribution Declaration

On July 25, 2016, our general partner's board of directors declared a quarterly cash distribution of $0.630 per limited partner unit, payable on August 12, 2016, to unitholders of record on August 5, 2016.

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

The El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As an entity under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the Logistics Assets, as owned and operated by Delek through March 31, 2015 (the "Logistics Assets Predecessor").

You should read the following discussion of our financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and notes thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Business Overview

The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek and third parties. A substantial majority of our existing assets are both integral to and dependent upon the success of Delek’s refining operations, as many of our assets are contracted exclusively to Delek in support of its Tyler and El Dorado Refineries.

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

The assets and investments in our pipelines and transportation segment consist of and have been made in pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek's refining operations in Tyler, Texas and El Dorado, Arkansas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

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

Recent Developments

Inflation Adjustments. On July 1, 2016, the tariffs on our Federal Energy Regulatory Commission ("FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek and third parties that are subject to adjustment using FERC indexing decreased by approximately 2.0%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees increased or decreased based on the consumer price index or the producer price index, which increased approximately 0.7% and decreased approximately 2.6%, respectively. Any applicable decreases to such fees will not result in a reduction to an amount below the fee initially set forth in such agreements.

RIO Pipeline. In March 2015, we entered into a joint venture with an unrelated third party to construct a pipeline system and certain ancillary assets extending from Loving County, Texas to Midland, Texas ("the RIO Pipeline"). The joint venture that will own the RIO Pipeline was formed pursuant to an agreement between our subsidiary DKL RIO, LLC ("DKL RIO") and Rangeland Energy II, LLC ("Rangeland") under which DKL RIO and Rangeland own 33% and 67% membership interests, respectively. Construction on the pipeline was substantially completed in July 2016 and is expected to begin operations in August 2016.

How We Generate Revenue

The Partnership generates revenue by charging fees to Delek and third parties for gathering, transporting, offloading and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. We also wholesale market refined products in the west Texas market. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek typically include minimum volume or throughput commitments by Delek, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek and third parties are indexed to inflation-based indices. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically, on July 1 of each year, by the amount of any change in various inflation-based indices, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, intermediate and refined products that we handle in our pipeline, transportation, terminalling, storage and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek has committed to minimum volumes under certain of the commercial agreements as described above, our results of operations will be impacted by:

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

Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee under our Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements) with Delek, for the provision of various centralized corporate services. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also incurs additional incremental annual general and administrative expenses as a result of being a publicly traded partnership.

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.63 per unit for the quarter ended June 30, 2016 ($2.52 per unit on an annualized basis). Our First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement, and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

During the year ended December 31, 2015 and continuing through the three and six months ended June 30, 2016, the fluctuation in crude oil prices and the prices of related refined products have impacted our operations and the operations of other master limited partnerships in the midstream energy sector in several ways. First, declines in prices occurring throughout the majority of 2015 and 2016 have resulted in crude oil exploration companies and smaller producers reducing capital expenditures to support future growth, as well as current drilling activity in many basins. The reduction in drilling activity has created excess capacity and reduced throughput on some crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States began to decline in the second half of 2015. Second, the credit markets have become less liquid in the energy sector during a period of declining prices, which has reduced the availability of credit and increased the cost of debt. Third, due to a challenging market environment and fluctuation in the price per unit for many midstream companies, the yields for master limited partnerships have increased, resulting in a higher cost of capital. The combination of less liquid credit markets, increasing cost of capital and a challenging industry environment affects the ability to develop profitable growth projects that are needed to support future distribution growth in the midstream energy sector.

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, declines in the price of crude oil have lowered crude oil production levels in the west Texas area, resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2015 and the quarterly periods for the six months ended June 30, 2016.

Also, the volatility of finished products prices may reduce our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2015 and the quarterly periods for the six months ended June 30, 2016.

Our west Texas operations can also benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $1.3 million and $2.9 million of RINs to Delek during the three and six months ended June 30, 2016, respectively, and $2.3 million and $3.9 million during the three and six months ended June 30, 2015, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2015 and the quarterly periods for the six months ended June 30, 2016.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil, intermediate and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all such products in the markets served directly or indirectly by our assets or our customers. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. Demand for asphalt products is also lower in the winter months. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K.

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

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the Logistics Assets through June 30, 2015. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2016 and 2015, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as the Logistics Assets Predecessor recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$32,010	$33,734	$64,793	$64,736
Wholesale marketing and terminalling	79,843	138,400	151,116	250,910
Total	111,853	172,134	215,909	315,646
Operating costs and expenses:
Cost of goods sold	73,101	132,494	139,854	240,901
Operating expenses	8,730	10,798	19,194	21,575
General and administrative expenses	2,698	2,982	5,611	6,391
Depreciation and amortization	4,812	4,744	9,808	9,244
Gain on asset disposals	—	(23)	(44)	(18)
Total operating costs and expenses	89,341	150,995	174,423	278,093
Operating income	22,512	21,139	41,486	37,553
Interest expense, net	3,284	2,616	6,483	4,773
Loss on equity method investments	206	149	435	149
Total non-operating costs and expenses	3,490	2,765	6,918	4,922
Income before income tax expense	19,022	18,374	34,568	32,631
Income tax expense	129	63	227	317
Net income	18,893	18,311	34,341	32,314
Less: Loss attributable to the Logistics Assets Predecessor	—	—	—	(637)
Net income attributable to partners	$18,893	$18,311	$34,341	$32,951
Comprehensive income attributable to partners	$18,893	$18,311	$34,341	$32,951

Less: General partner's interest in net income, including incentive distribution rights	2,791	1,109	5,044	1,996
Limited partners' interest in net income	$16,102	$17,202	$29,297	$30,955

Net income per limited partner unit (1):
Common units - (basic)	$0.66	$0.71	$1.23	$1.28
Common units - (diluted)	$0.66	$0.70	$1.22	$1.27
Subordinated units - Delek (basic and diluted)	$—	$0.71	$1.09	$1.28

Weighted average limited partner units outstanding (1):
Common units - (basic)	24,281,930	12,224,007	20,653,210	12,220,248
Common units - (diluted)	24,367,091	12,360,519	20,735,389	12,350,621
Subordinated units - Delek (basic and diluted)	—	11,999,258	3,626,149	11,999,258

Distributable Cash Flow (2)	$23,713	$20,943	44,136	$37,620

(1) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflect the conversion of the subordinated units to common units on February 25, 2016. See Notes 7 and 8 to our accompanying condensed consolidated financial statements for further discussion.

(2) For a definition of distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$18,893	$18,311	$34,341	$32,314
Add:
Income tax expense	129	63	227	317
Depreciation and amortization	4,812	4,744	9,808	9,244
Interest expense, net	3,284	2,616	6,483	4,773
EBITDA (1)	$27,118	$25,734	$50,859	$46,648

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$31,215	$30,791	$57,589	$46,560
Amortization of deferred revenue	383	86	579	221
Amortization of deferred financing costs	(365)	(365)	(730)	(730)
Accretion of asset retirement obligations	(64)	(62)	(131)	(124)
Deferred income taxes	—	160	—	(66)
Loss on equity method investments	(206)	(149)	(435)	(149)
Gain on asset disposals	—	23	44	18
Unit-based compensation expense	(125)	(120)	(233)	(194)
Changes in assets and liabilities	(7,133)	(7,309)	(12,534)	(3,978)
Income tax expense	129	63	227	317
Interest expense, net	3,284	2,616	6,483	4,773
EBITDA(1)	$27,118	$25,734	$50,859	$46,648

Reconciliation of distributable cash flow to EBITDA:
EBITDA (1)	$27,118	$25,734	$50,859	$46,648
Cash interest, net (2)	(2,920)	(2,251)	(5,754)	(4,043)
Maintenance and regulatory capital expenditures (3)	(897)	(3,928)	(1,633)	(7,244)
Reimbursement from Delek for capital expenditures (4)	593	1,417	802	2,603
Loss on equity method investments	206	—	435	—
Income tax expense	(129)	(63)	(227)	(317)
Non-cash unit based compensation expense	125	120	233	194
Amortization of deferred revenue	(383)	(86)	(579)	(221)
Distributable cash flow (2)	$23,713	$20,943	$44,136	$37,620

(1) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above. EBITDA and distributable cash flow include net loss of $0.2 million related to the Logistics Assets Predecessor during the six months ended June 30, 2015.

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

(4) For the three and six month periods ended June 30, 2016 and 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements).

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital spending (excluding business combinations)
Pipelines and Transportation	$718	$3,057	$1,424	$7,610
Wholesale Marketing and Terminalling	$130	$2,905	$508	$5,925

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

The table below presents a summary of our consolidated results of operations and our segment operating performance for the three months ended June 30, 2016 and 2015. The discussion immediately following presents the consolidated results of operations.

	Three Months Ended
	June 30,
	2016	2015
Pipelines and Transportation
Net Sales:
Affiliate	$26,136	$26,093
Third-Party	5,874	7,641
Total Pipelines and Transportation	32,010	33,734
Operating costs and expenses:
Cost of goods sold	4,814	5,102
Operating expenses	6,899	7,745
Segment contribution margin	$20,297	$20,887

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$10,558	$13,778
Third-Party	69,285	124,622
Total Wholesale Marketing and Terminalling	79,843	138,400
Operating costs and expenses:
Cost of goods sold	68,287	127,392
Operating expenses	1,831	3,053
Segment contribution margin	$9,725	$7,955

Consolidated
Net Sales:
Affiliate	$36,694	$39,871
Third-Party	75,159	132,263
Net sales	111,853	172,134
Operating costs and expenses:
Cost of goods sold	73,101	132,494
Operating expenses	8,730	10,798
Contribution margin	30,022	28,842
General and administrative expenses	2,698	2,982
Depreciation and amortization	4,812	4,744
Gain on asset disposals	—	(23)
Operating income	$22,512	$21,139

Net Sales

We generated net sales of $111.9 million for the second quarter of 2016 compared to $172.1 million for the second quarter of 2015, a decrease of $60.2 million, or 35.0%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $0.43 per gallon during the second quarter of 2016 compared to the second quarter of 2015. The average sales price per gallon of diesel sold decreased $0.47 per gallon during the second quarter of 2016 compared to the second quarter of 2015. Further contributing to the decrease were declines in fuel surcharge revenues and fees on our Paline Pipeline System. Partially offsetting the decreases were increased throughput at most of our terminals, including our terminals in El Dorado, Arkansas and Tyler, Texas as operations matched commercial demand.

Cost of Goods Sold

Cost of goods sold was $73.1 million for the second quarter of 2016 compared to $132.5 million for the second quarter of 2015, a decrease of $59.4 million, or 44.8%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.46 per gallon during the second quarter of 2016, compared to the second quarter of 2015. The average cost per gallon of diesel purchased decreased $0.51 per gallon during the second quarter of 2016 compared to the second quarter of 2015.

Operating Expenses

Operating expenses were $8.7 million for the second quarter of 2016 compared to $10.8 million for the second quarter of 2015, a decrease of $2.1 million, or 19.2%. The decrease in operating expenses in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to decreases in maintenance costs as a result of the completion of maintenance projects at our tank farms, the East Texas Crude Logistics System, the SALA Gathering System and two of our terminals in the west Texas area. Further contributing to the decrease were decreases in insurance expense related to our trucking assets and one of our terminals and reduced expenses associated with our El Dorado Assets. Partially offsetting these decreases were increases in costs associated with the operation of our trucking assets.

Contribution Margin

Contribution margin for the second quarter of 2016 was $30.0 million compared to $28.8 million for the second quarter of 2015, an increase of $1.2 million, or 4.1%. The increase in contribution margin was primarily attributable to increased throughput at most of our terminals, including our terminals in El Dorado, Arkansas and Tyler, Texas as operations matched commercial demand, and higher margins in our west Texas operations. These higher margins in our west Texas operations were achieved as a result of a more favorable supply/demand balance due to a third-party pipeline outage in the region in late May and early June of 2016, which had a positive impact on our margins but continued to reduce volumes in the area. Also contributing to the increase were reduced operating expenses.

The following table presents a summary of the contribution margin related to our assets for the three months ended June 30, 2016 and 2015.

Contribution Margin
	Three Months Ended June 30,
	2016	2015
	(in thousands)
West Texas	$2,207	$1,898
Paline Pipeline	3,907	4,391
Logistics Assets	2,151	1,663
Trucking Assets	290	1,005
East Texas Marketing	4,137	3,921
Terminals	3,838	2,727
Other	13,492	13,237
Total	$30,022	$28,842

General and Administrative Expenses

General and administrative expenses were $2.7 million for the second quarter of 2016 compared to $3.0 million for the second quarter of 2015, a decrease of $0.3 million, or 9.5%. The decrease in general and administrative expense was primarily due to decreases in professional services fees for the second quarter of 2016 compared to the second quarter of 2015, during which we incurred greater professional service fees in connection with our acquisition activities. Also contributing to the decrease were decreases in certain direct employee costs allocated to us.

Depreciation and Amortization

Depreciation and amortization was $4.8 million for the second quarter of 2016 compared to $4.7 million for the second quarter of 2015, an increase of $0.1 million, or 1.4%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service during the second quarter of 2016.

Interest Expense

Interest expense was $3.3 million for the second quarter of 2016 compared to $2.6 million for the second quarter of 2015, an increase of $0.7 million, or 25.5%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder and as a result of borrowings incurred in connection with continued contributions made to our joint ventures.

Income Tax Expense

Income tax expense was $0.1 million for each of the second quarters of 2016 and 2015. Our effective tax rate was 0.7% for the second quarter of 2016, compared to 0.3% for the second quarter of 2015. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

The table below presents a summary of our consolidated results of operations and our segment operating performance for the six months ended June 30, 2016 and 2015. The discussion immediately following presents the consolidated results of operations.

	Six Months Ended
	June 30,
	2016	2015
Pipelines and Transportation
Net Sales:
Affiliate	$52,442	$50,078
Third-Party	12,351	14,658
Total Pipelines and Transportation	64,793	64,736
Operating costs and expenses:
Cost of goods sold	9,590	9,915
Operating expenses	14,639	14,663
Segment contribution margin	$40,564	$40,158

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$23,012	$22,073
Third-Party	128,104	228,837
Total Wholesale Marketing and Terminalling	151,116	250,910
Operating costs and expenses:
Cost of goods sold	130,264	230,986
Operating expenses	4,555	6,912
Segment contribution margin	$16,297	$13,012

Consolidated
Net Sales:
Affiliate	$75,454	$72,151
Third-Party	140,455	243,495
Net sales	215,909	315,646
Operating costs and expenses:
Cost of goods sold	139,854	240,901
Operating expenses	19,194	21,575
Contribution margin	56,861	53,170
General and administrative expenses	5,611	6,391
Depreciation and amortization	9,808	9,244
Gain on asset disposals	(44)	(18)
Operating income	$41,486	$37,553

Net Sales

We generated net sales of $215.9 million for the six months ended June 30, 2016 compared to $315.6 million for the six months ended June 30, 2015, a decrease of $99.7 million, or 31.6%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales price per gallon of gasoline sold decreased $0.48 per gallon during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The average sales price per gallon of diesel sold decreased $0.54 per gallon during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Partially offsetting the decreases were increased throughput at most of our terminals, including our terminals in El Dorado, Arkansas and Tyler, Texas as operations matched commercial demand, increased fees and lower pipeline allowance losses on our Paline Pipeline System, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the acquired assets during the six months ended June 30, 2016, with no comparable revenue earned during the six months ended June 30, 2015. Volumes and fees increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the second quarter of 2015, during which the refinery was not fully operational. Offsetting the increases were decreases in fuel surcharge revenues associated with our trucking assets.

Cost of Goods Sold

Cost of goods sold was $139.9 million for the six months ended June 30, 2016 compared to 240.9 million for the six months ended June 30, 2015, a decrease of $101.0 million, or 44.8%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline purchased decreased $0.47 per gallon during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The average cost per gallon of diesel purchased decreased $0.57 per gallon during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Operating Expenses

Operating expenses were $19.2 million for the six months ended June 30, 2016 compared to $21.6 million for the six months ended June 30, 2015, a decrease of $2.4 million, or 11.0%. The decrease in operating expenses in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to decreases in maintenance costs as a result of the completion of maintenance projects at our tank farms, the East Texas Crude Logistics System, the SALA Gathering System and two of our terminals in the west Texas area. Partially offsetting these decreases were increases in costs associated with the operation and maintenance of our storage tanks at the El Dorado Refinery and an increase in operating expense for one of our terminal locations related to internal tank contamination.

Contribution Margin

Contribution margin for the six months ended June 30, 2016 was $56.9 million compared to $53.2 million for the six months ended June 30, 2015, an increase of $3.7 million, or 6.9%. The increase in contribution margin was primarily attributable to the increases in net sales discussed above and the decreases in cost of sales and operating expenses, also described above. These increases were partially offset by a decline in margins in our west Texas operations.

The following table presents a summary of the contribution margin related to our assets for the six months ended June 30, 2016 and 2015.

Contribution Margin
	Six Months Ended June 30,
	2016	2015
	(in thousands)
West Texas	$2,462	$2,415
Paline Pipeline	9,068	8,259
Logistics Assets	4,053	1,496
Trucking Assets	380	2,121
East Texas Marketing	8,077	6,867
Terminals	6,467	4,655
Other	26,354	27,357
Total	$56,861	$53,170

General and Administrative Expenses

General and administrative expenses were $5.6 million for the six months ended June 30, 2016 compared to $6.4 million for the six months ended June 30, 2015, a decrease of $0.8 million, or 12.2%. The decrease in general and administrative expenses was primarily due to decreases in professional services fees for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, during which we incurred greater professional services fees in connection with our various acquisition activities and joint venture projects.

Depreciation and Amortization

Depreciation and amortization was $9.8 million for the six months ended June 30, 2016 compared to $9.2 million for the six months ended June 30, 2015, an increase of $0.6 million, or 6.1%. The increase in depreciation and amortization was primarily due to the addition of the Logistics Assets to our asset base and the completion of capital projects, which were placed into service during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Interest Expense

Interest expense was $6.5 million for the six months ended June 30, 2016 compared to $4.8 million for the six months ended June 30, 2015, an increase of $1.7 million, or 35.8%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder and as a result of borrowings incurred in connection with the Acquisitions from Delek and continued contributions made to our joint ventures.

Income Tax Expense

Income tax expense was $0.2 million for the six months ended June 30, 2016, compared to $0.3 million for the six months ended June 30, 2015. Our effective tax rate was 0.7% for the six months ended June 30, 2016, compared to 1.0% for the six months ended June 30, 2015. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

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

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015 (1)
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,302	53,863	56,322	55,267
Refined products pipelines to Enterprise Systems	53,670	58,572	53,725	57,258
SALA Gathering System	18,288	21,305	18,645	21,421
East Texas Crude Logistics System	12,909	28,677	11,127	23,892

Comparison of the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Net Sales

Net sales for the pipelines and transportation segment were $32.0 million for the second quarter of 2016 compared to $33.7 million for the second quarter of 2015, a decrease of $1.7 million, or 5.1%. The decrease was primarily attributable to the operation of our trucking assets as a result of declines in fuel surcharge revenues and decreased fees on our Paline Pipeline System.

Cost of Goods Sold

Cost of goods sold was $4.8 million for the second quarter of 2016 compared to $5.1 million for the second quarter of 2015, a decrease of 0.3 million, or 5.6%. The decrease in cost of goods sold was attributable to decreased cost of sales on our trucking assets and lower pipeline allowance losses.

Operating Expenses

Operating expenses were $6.9 million for the second quarter of 2016 compared to $7.7 million for the second quarter of 2015, a decrease of $0.8 million, or 10.9%. The decrease in operating expenses was primarily due to decreases in maintenance costs as a result of the completion of maintenance projects at our tank farms, the East Texas Crude Logistics System and the SALA Gathering System in the second quarter of 2016 compared to the second quarter of 2015. Also contributing to the decrease were reduced expenses associated with our El Dorado Assets.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $20.3 million, or 67.6% of our consolidated segment contribution margin in the second quarter of 2016, compared to $20.9 million, or 72.4% of our consolidated segment contribution margin, in the second quarter of 2015, a decrease of $0.6 million, or 2.8%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales as described above.

Comparison of the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Net Sales

Net sales for the pipelines and transportation segment were $64.8 million for the six months ended June 30, 2016 compared to $64.7 million for the six months ended June 30, 2015, an increase of $0.1 million, or 0.1%. The increase was primarily attributable to the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the acquired assets during the six months ended June 30, 2016, with no comparable revenue earned during the six months ended June 30, 2015. Also contributing to the increase were increased fees and lower pipeline allowance losses on our Paline Pipeline System in the first half of the period. Offsetting these increases were decreases in net sales associated with our trucking assets as a result of decreases in fuel surcharge revenues.

Cost of Goods Sold

Cost of goods sold was $9.6 million for the six months ended June 30, 2016 compared to $9.9 million for the six months ended June 30, 2015, a decrease of $0.3 million, or 3.3%. The decrease in cost of goods sold was attributable to lower pipeline allowance losses and decreased costs of sales on our trucking assets in the second quarter of 2016.

Operating Expenses

Operating expenses were $14.6 million for the six months ended June 30, 2016 compared to $14.7 million for the six months ended June 30, 2015, a decrease of $0.1 million, or 0.2%. The decrease in operating expenses was primarily due to decreases in maintenance costs as a result of the completion of maintenance projects at our tank farms, the East Texas Crude Logistics System and the SALA Gathering System during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $40.6 million, or 71.3% of our consolidated segment contribution margin, in the six months ended June 30, 2016, compared to $40.2 million, or 75.5% of our consolidated segment contribution margin, in the six months ended June 30, 2015, an increase of $0.4 million, or 1.0%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net sales as described above.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	70,188	66,860	68,301	47,018
West Texas marketing throughputs (average bpd)	12,594	17,490	13,482	17,070
West Texas marketing margin per barrel	$2.13	$1.31	$1.00	$1.35
Terminalling throughputs (average bpd)	126,476	113,578	122,645	90,581

Comparison of the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Net Sales

Net sales for the wholesale marketing and terminalling segment were $79.8 million for the second quarter of 2016 compared to $138.4 million for the second quarter of 2015, a decrease of $58.6 million, or 42.3%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations during the second quarter of 2016 compared to the second quarter of 2015.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $68.3 million in the second quarter of 2016, compared to $127.4 million in the second quarter of 2015, a decrease of $59.1 million, or 46.4%. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the second quarter of 2016 compared to the second quarter of 2015.

Operating Expenses

Operating expenses were $1.8 million in the second quarter of 2016, compared to $3.1 million in the second quarter of 2015, a decrease of $1.3 million, or 40.0%. The decrease in operating expenses in the second quarter of 2016 compared to the second quarter of 2015 was primarily due to decreases in costs associated with our assets in our west Texas operations as a result of the completion of maintenance projects at two of our terminals in the area.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $9.7 million, or 32.4% of our consolidated contribution margin, in the second quarter of 2016, compared to $8.0 million, or 27.6% of our consolidated contribution margin, in the second quarter of 2015, an increase of $1.7 million, or 22.3%. The increase in contribution margin was attributable to increased throughput at most of our terminals, including our terminals in El Dorado, Arkansas and Tyler, Texas as operations matched commercial demand, and higher margins in our west Texas operations. Higher margins in our west Texas operations were achieved as a result of favorable supply/demand balance due to a third-party pipeline outage in the region in late May and early June of 2016, which had a positive impact on our margins but continued to reduce volumes in the area.

Comparison of the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Net Sales

Net sales for the wholesale marketing and terminalling segment were $151.1 million for the six months ended June 30, 2016 compared to $250.9 million for the six months ended June 30, 2015, a decrease of $99.8 million, or 39.8%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $130.3 million for the six months ended June 30, 2016, compared to $231.0 million six months ended June 30, 2015, a decrease of $100.7 million million, or 43.6%. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. Also contributing to the decrease in cost of goods sold were lower volumes in our west Texas operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Operating Expenses

Operating expenses were $4.6 million in the six months ended June 30, 2016, compared to $6.9 million in the six months ended June 30, 2015, a decrease of $2.3 million or 34.1%. The decrease in operating expenses in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to decreases in costs associated with our assets in our west Texas operations as a result of the completion of maintenance projects at two of our terminals in the area. Partially offsetting these decreases was an increase in operating expense for one of our terminal locations related to internal tank contamination.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $16.3 million, or 28.7% of our consolidated contribution margin, for the six months ended June 30, 2016, compared to $13.0 million, or 24.5% of our consolidated contribution margin, for the six months ended June 30, 2015, an increase of $3.3 million, or 25.2%. The increase in contribution margin was attributable to increases in terminalling volumes and increased fees under the Marketing Agreement. Terminalling volumes and our fees under the Marketing Agreement increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016 (1)	August 5, 2016

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015

Cash Flow Data:
Cash flows provided by operating activities	$57,589	$46,560
Cash flows used in investing activities	(35,919)	(27,541)
Cash flows used in financing activities	(21,670)	(20,756)
Net increase (decrease) in cash and cash equivalents	$—	$(1,737)

Cash Flows from Operating Activities

Net cash provided by operating activities was $57.6 million for the six months ended June 30, 2016, compared to cash provided of $46.6 million for the six months ended June 30, 2015. The increase in cash flows provided by operations was due to decreases in accounts receivable and inventories and other current assets. Accounts receivable decreased as a result of the receipt of an excise tax refund related to finished product purchases from the Tyler Refinery. Inventories and other current assets decreased as a result of lower prices in our west Texas operations. Net income for the six months ended June 30, 2016 was $34.3 million, compared to $32.3 million in the same period of 2015.

Cash Flows from Investing Activities

Net cash used in investing activities was $35.9 million for the first six months of 2016, compared to $27.5 million used in the six months ended June 30, 2015. Cash used in investing activities includes the cash portion of our capital expenditures, which was $3.0 million during the six months ended June 30, 2016. Total capital expenditures during the first six months of 2016 were approximately $1.9 million, of which $1.4 million was spent primarily on maintenance projects in the pipelines and transportation segment and $0.5 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the six months ended June 30, 2015 of $13.5 million. Capital expenditures made during the six months ended June 30, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets and maintenance projects on our Lion Pipeline System, which accounted for approximately $1.2 million, $0.5 million and $0.2 million, respectively, of cash used in investing activities during the six months ended June 30, 2016. Capital expenditures made during the six months ended June 30, 2015 related primarily to discretionary projects on our terminalling assets, the purchase of assets from Delek and maintenance projects on our Lion Pipeline System, which accounted for approximately $7.0 million, $3.8 million and $2.5 million, respectively, of cash used in investing activities. We contributed approximately $33.1 million in cash to our joint ventures during the six months ended June 30, 2016, compared to contributions of approximately $14.8 million during the six months ended June 30, 2015. Partially offsetting the cash used in investing activities during the six months ended June 30, 2015 was an asset sale generating proceeds of approximately $1.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $21.7 million in the six months ended June 30, 2016, compared to cash used of $20.8 million in the six months ended June 30, 2015. We paid quarterly cash distributions totaling $33.4 million during the six months ended June 30, 2016, compared to quarterly cash distributions totaling $26.8 million paid during the six months ended June 30, 2015. We had no acquisition activity during the six months ended June 30, 2016, compared to cash paid of $61.9 million in exchange for assets included in the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the six months ended June 30, 2015. Offsetting the cash used in financing activities during the six months ended June 30, 2016 and 2015 were net proceeds of $11.0 million and $65.2 million, respectively, under the Second Amended and Restated Credit Agreement, as defined below.

Cash Position and Indebtedness

As of June 30, 2016, we had a nominal amount of cash and cash equivalents and we had total indebtedness of approximately $362.6 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were approximately $329.9 million and we had letters of credit issued of $7.5 million. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement as of June 30, 2016.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2016 were $1.9 million, of which approximately $1.4 million was spent in our pipelines and transportation segment and $0.5 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $14.3 million for 2016.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2016 and planned capital expenditures for the full year 2016 by operating segment and major category (in thousands):

	Full Year 2016 Forecast	Six Months Ended June 30, 2016
Regulatory	$1,467	$115
Maintenance (1)	9,344	1,182
Discretionary projects	3,478	635
Total capital spending	$14,289	$1,932

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

In addition to the capital spending above, in March 2015, we entered into two joint ventures with unrelated third parties to construct logistics assets. Our total projected investment for the two joint ventures, which is subject to change pending revisions in construction schedules, is approximately $99.0 million. As of June 30, 2016, we have contributed $74.2 million to these joint ventures. Construction on the RIO Pipeline (as defined in Note 10 to our condensed consolidated financial statements) was substantially completed in July 2016 and is expected to begin operations in August 2016. Construction on the Caddo Pipeline (as defined in Note 10 to our condensed consolidated financial statements) is expected to be completed by January 2017. These expenditures are recorded to equity method investments in the accompanying condensed consolidated balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At June 30, 2016, we had open derivative contracts representing 123,000 barrels of refined petroleum products. At December 31, 2015, we had open derivative contracts representing 171,000 barrels of refined petroleum products. We recognized (losses) gains associated with derivatives not designated as hedging instruments of $(1.3) million and $(1.5) million for the three and six months ended June 30, 2016, respectively, and $(0.2) million and $0.2 million for the three and six months ended June 30, 2015, respectively. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 13 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value at June 30, 2016.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2016 would be to change interest expense by approximately $3.6 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into interest rate hedges in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. The estimated fair value of our interest rate derivative asset was zero as of December 31, 2015. In accordance with ASC 815, Derivatives and Hedging, we recorded no non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for each of the three and six months ended June 30, 2016 and a nominal amount for each of the three and six months ended June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Pursuant to the terms of our limited partnership agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner. The sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold (1)	Price per General Partner Unit	Consideration Paid to the Partnership
June 13, 2016	530	$26.05	$13,818

(1) Proceeds are used for general corporate purposes.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC

10.2	§ *	General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
31.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 5, 2016

EXHIBIT INDEX

Exhibit No.		Description
10.1	§
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC

10.2	§ *	General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
31.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
*	Management contract or compensatory plan or arrangement