Form 10-Q
period 2016-09-30
Delek Logistics Partners, LP
filed 2016-11-03
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 28, 2016, there were 24,304,987 common limited partner units and 496,020 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable	13,492	35,049
Inventory	7,264	10,451
Other current assets	919	1,540
Total current assets	21,675	47,040
Property, plant and equipment:
Property, plant and equipment	331,131	325,647
Less: accumulated depreciation	(86,035)	(71,799)
Property, plant and equipment, net	245,096	253,848
Equity method investments	94,638	40,678
Goodwill	12,203	12,203
Intangible assets, net	14,686	15,482
Other non-current assets	4,872	6,037
Total assets	$393,170	$375,288
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$8,664	$6,850
Accounts payable to related parties	39	3,992
Excise and other taxes payable	2,763	4,871
Tank inspection liabilities	1,095	1,890
Pipeline release liabilities	1,142	1,393
Accrued expenses and other current liabilities	3,185	1,694
Total current liabilities	16,888	20,690
Non-current liabilities:
Revolving credit facility	375,000	351,600
Asset retirement obligations	3,705	3,506
Other non-current liabilities	11,608	10,510
Total non-current liabilities	390,313	365,616
Deficit:
Common unitholders - public; 9,506,471 units issued and outstanding at September 30, 2016 (9,478,273 at December 31, 2015)	196,611	198,401
Common unitholders - Delek; 14,798,516 units issued and outstanding at September 30, 2016 (2,799,258 at December 31, 2015)	(204,073)	(280,828)
Subordinated unitholders - Delek; 0 units issued and outstanding at September 30, 2016 (11,999,258 at December 31, 2015)	—	78,601
General partner - 496,020 units issued and outstanding at September 30, 2016 (495,445 at December 31, 2015)	(6,569)	(7,192)
Total deficit	(14,031)	(11,018)
Total liabilities and deficit	$393,170	$375,288

See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except unit and per unit data)
Net sales:
Affiliate	$36,360	$41,824	$111,814	$113,975
Third-Party	71,110	123,268	211,565	366,763
Net sales	107,470	165,092	323,379	480,738
Operating costs and expenses:
Cost of goods sold	73,527	124,385	213,381	365,286
Operating expenses	9,251	11,616	28,445	33,191
General and administrative expenses	2,307	2,703	7,918	9,094
Depreciation and amortization	5,356	4,541	15,164	13,785
Loss (gain) on asset disposals	28	—	(16)	(18)
Total operating costs and expenses	90,469	143,245	264,892	421,338
Operating income	17,001	21,847	58,487	59,400
Interest expense, net	3,409	2,843	9,892	7,616
Loss on equity method investments	308	293	743	442
Total non-operating expenses	3,717	3,136	10,635	8,058
Income before income tax expense	13,284	18,711	47,852	51,342
Income tax expense	133	109	360	426
Net income	13,151	18,602	47,492	50,916
Less: loss attributable to the Logistics Assets Predecessor	—	—	—	(637)
Net income attributable to partners	$13,151	$18,602	$47,492	$51,553
Comprehensive income attributable to partners	$13,151	$18,602	$47,492	$51,553

Less: General partner's interest in net income, including incentive distribution rights	3,259	1,383	8,303	3,379
Limited partners' interest in net income	$9,892	$17,219	$39,189	$48,174

Net income per limited partner unit (1):
Common units - (basic)	$0.41	$0.71	$1.61	$1.99
Common units - (diluted)	$0.41	$0.70	$1.60	$1.97
Subordinated units - Delek (basic and diluted)	$—	$0.71	$1.64	$1.99

Weighted average limited partner units outstanding (1):
Common units - (basic)	24,303,740	12,250,847	21,878,935	12,230,560
Common units - (diluted)	24,380,334	12,369,777	21,962,733	12,362,340
Subordinated units - Delek (basic and diluted)	—	11,999,258	2,408,610	11,999,258

Cash distributions per limited partner unit	$0.655	$0.570	$1.895	$1.650

(1) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on February 25, 2016. See Notes 7 and 8 for further discussion.
See accompanying notes to condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:	(In thousands)
Net income	$47,492	$50,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,164	13,785
Amortization of deferred revenue	(843)	(317)
Amortization of deferred financing costs	1,095	1,095
Accretion of asset retirement obligations	199	187
Deferred income taxes	—	23
Loss on equity method investments	743	442
Gain on asset disposals	(16)	(18)
Unit-based compensation expense	414	298
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	21,557	(9,102)
Inventories and other current assets	3,808	5,645
Accounts payable and other current liabilities	775	(5,050)
Accounts receivable/payable to related parties	(4,110)	9,046
Non-current assets and liabilities, net	483	(188)
Net cash provided by operating activities	86,761	66,762
Cash flows from investing activities:
Business combinations	—	(400)
Purchases of property, plant and equipment	(5,633)	(17,598)
Proceeds from sales of property, plant and equipment	175	1,189
Equity method investment contributions	(54,703)	(27,069)
Net cash used in investing activities	(60,161)	(43,878)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	15	31
Distributions to general partner	(6,861)	(2,605)
Distributions to common unitholders - public	(17,601)	(15,193)
Distributions to common unitholders - Delek	(15,578)	(4,450)
Distributions to subordinated unitholders - Delek	(11,503)	(19,079)
Distributions to Delek for acquisitions	—	(61,890)
Proceeds from revolving credit facility	229,150	302,064
Payments of revolving credit facility	(205,750)	(228,664)
Predecessor division equity contribution	—	115
Reimbursement of capital expenditures by Delek	1,528	4,926
Net cash used in financing activities	(26,600)	(24,745)
Net decrease in cash and cash equivalents	—	(1,861)
Cash and cash equivalents at the beginning of the period	—	1,861
Cash and cash equivalents at the end of the period	$—	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,902	$6,289
Income taxes	$—	$5
Non-cash investing activities:
Equity method investments	$—	$3,832
(Decreases) increases in accrued capital expenditures	$(624)	$132
Non-cash financing activities:
Sponsor contribution of fixed assets	$609	$418

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

The accompanying unaudited condensed consolidated financial statements and related notes for the three and nine month periods ended September 30, 2016 and 2015 include the consolidated financial position, results of operations, cash flows and equity of the Logistics Assets Predecessor as appropriate. The financial statements of the Logistics Assets Predecessor have been prepared from the separate records maintained by Delek and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Logistics Assets Predecessor had been operated as unaffiliated entities. For example, the Logistics Assets Predecessor did not record revenues for intercompany terminalling, throughput, storage or other services.

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
New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In June 2016, the FASB issued guidance that requires organizations to use historical experience, current conditions, reasonable and supportable forecasts and forward-looking information in the measurement of all expected credit losses on financial instruments to more accurately estimate those losses. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018, and interim periods within those fiscal years. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial position for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In February 2015, the FASB issued guidance that amends and simplifies the requirements for consolidation and provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. This guidance is effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance on the effective date and the adoption did not have a material impact on our business, financial condition or results of operations.
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted either retrospectively to each prior reporting period presented using a practical expedient as allowed by the new guidance or retrospectively with a cumulative effect adjustment to retained earnings as of the date of initial application. Early adoption is not permitted. We are currently evaluating the impact that adopting this new standard will have on our business, financial condition and results of operations.

2. Acquisitions

Acquisitions from Delek

During the nine-month period ended September 30, 2015, the Partnership acquired the assets listed below from Delek:

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

Financial Results of the El Dorado Assets and the Tyler Assets

The acquisitions of the El Dorado Assets and the Tyler Assets were considered transfers of businesses between entities under common control. Accordingly, the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition were recorded at amounts based on Delek's historical carrying values as of the acquisition date, which were $7.6 million and $11.6 million as of March 31, 2015, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the El Dorado Assets and the Tyler Assets, as if we owned the assets for the three-month period ended March 31, 2015. The results of the El Dorado Assets and the Tyler Assets are included in our pipelines and transportation segment.

The table below presents our results of operations, the effect of including the results of the El Dorado Assets and the Tyler Assets, and the adjusted total amounts included in our consolidated financial statements for the nine months ended September 30, 2015.

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

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil Company and certain of the Partnership's and Delek's other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26,

2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions from Delek (collectively, the "Omnibus Agreement"). The third amendment and restatement occurring on March 31, 2015 generally provided for the following: (i) revisions of the schedules to include the El Dorado Assets and the Tyler Assets, (ii) revisions of certain provisions and schedules with respect to certain environmental matters, (iii) the addition of DKL Transportation, LLC as a party to the agreement, (iv) the elimination of certain provisions under the Omnibus Agreement that had expired, and (v) updating the annual administrative fee payable by us to Delek for general corporate and administrative services that Delek and its affiliates provide to us to reflect the inflationary increase provided for under the Omnibus Agreement, from $3.3 million to $3.4 million, which is prorated and payable monthly. The Partnership entered into an amendment to the third amended and restated omnibus agreement on August 3, 2015, with an effective date of April 1, 2015 (the third amended and restated omnibus agreement between the Partnership, Delek and our general partner, as amended, is referred to as the "Third Restated Omnibus Agreement"). This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership.

Pursuant to the terms of the Omnibus Agreement, we were reimbursed for certain capital expenditures in the amount of $0.7 million and $1.5 million during the three and nine months ended September 30, 2016, respectively, and $2.3 million and $4.9 million during the three and nine months ended September 30, 2015, respectively. These amounts are recorded in other long term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures pursuant to the terms of the Omnibus Agreement. We were reimbursed $0.1 million and $1.2 million for these matters during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, we were reimbursed for the costs incurred in connection with an asset failure near Fouke, Arkansas and the subsequent repair of the asset pursuant to the terms of the Third Restated Omnibus Agreement.

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

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, wholesale marketing and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees, and product sales to Alon USA Energy, Inc., an equity method investee of Delek. The Logistics Assets Predecessor did not record revenues for intercompany terminalling, throughput, storage or other services. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek or our general partner, as the case may be, for the services provided to us under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Third Restated Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Logistics Assets Predecessor, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$36,360	$41,824	$111,814	$113,975
Cost of goods sold	$5,247	$43,100	$24,064	$86,849
Operating and maintenance expenses (1)	$7,988	$8,059	$22,738	$22,834
General and administrative expenses	$1,641	$1,788	$4,595	$4,907

(1)
Operating and maintenance expenses include costs allocated to the Logistics Assets Predecessor for operating support provided by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. The costs that were allocated to us by Delek were $0.2 million for the nine months ended September 30, 2015.

Quarterly Cash Distributions

Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February, May and August 2016, we paid quarterly cash distributions, of which $10.5 million, $11.3 million and $12.1 million, respectively, were paid to Delek and our general partner. On October 25, 2016, our general partner's board of directors declared a quarterly cash distribution totaling $19.3 million, based on the available cash as of the date of determination for the end of the third quarter of 2016, payable on November 14, 2016, of which $13.1 million is expected to be paid to Delek and our general partner, including the payment for the IDRs.

4. Inventory

Inventories consisted of $7.3 million and $10.5 million of refined petroleum products as of September 30, 2016 and December 31, 2015, respectively. Cost of inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At September 30, 2016, the weighted average interest rate for our borrowings under the facility was approximately 2.9%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2016, this fee was 0.4% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of September 30, 2016, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
As of September 30, 2016, we had $375.0 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $6.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2016. Unused credit commitments under the Second Amended and Restated Credit Agreement as of September 30, 2016 were $318.5 million.

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

7. Net Income Per Unit

We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and IDRs. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs, which are held by our general partner pursuant to our Partnership Agreement, which are paid following the close of each quarter.

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2016 is November 14, 2016. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to partners	$13,151	$18,602	$47,492	$51,553
Less: General partner's distribution (including IDRs) (1)	3,382	1,314	8,443	3,212
Less: Limited partners' distribution	15,920	6,983	41,615	20,196
Less: Subordinated partner's distribution	—	6,839	4,424	19,798
(Distributions) earnings excess	$(6,151)	$3,466	$(6,990)	$8,347

General partner's earnings:
Distributions (including IDRs) (1)	$3,382	$1,314	$8,443	$3,212
Allocation of (distributions) earnings excess	(123)	69	(140)	167
Total general partner's earnings	$3,259	$1,383	$8,303	$3,379

Limited partners' earnings on common units:
Distributions	$15,920	$6,983	$41,615	$20,196
Allocation of (distributions) earnings excess	(6,028)	1,716	(6,368)	4,131
Total limited partners' earnings on common units	$9,892	$8,699	$35,247	$24,327

Limited partners' earnings on subordinated units:
Distributions	$—	$6,839	$4,424	$19,798
Allocation of (distributions) earnings excess	—	1,681	(482)	4,049
Total limited partners' earnings on subordinated units	$—	$8,520	$3,942	$23,847

Weighted average limited partner units outstanding (3):
Common units - (basic)	24,303,740	12,250,847	21,878,935	12,230,560
Common units - (diluted)	24,380,334	12,369,777	21,962,733	12,362,340
Subordinated units - Delek (basic and diluted) (2)	—	11,999,258	2,408,610	11,999,258

Net income per limited partner unit (3):
Common units - (basic)	$0.41	$0.71	$1.61	$1.99
Common units - (diluted)	$0.41	$0.70	$1.60	$1.97
Subordinated units - Delek (basic and diluted)	$—	$0.71	$1.64	$1.99

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
(3) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on February 25, 2016.

8. Equity

We had 9,506,471 common limited partner units held by the public outstanding as of September 30, 2016. Additionally, as of September 30, 2016, Delek owned a 59.7% limited partner interest in us, consisting of 14,798,516 common limited partner units and a 95.1% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 496,020 general partner units. Affiliates who are also members of our general partner's management and board of directors own the remaining 4.9% interest in our general partner.

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

The table below summarizes the changes in the number of units outstanding from December 31, 2015 through September 30, 2016.

	Common - Public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2015	9,478,273	2,799,258	11,999,258	495,445	24,772,234
General partner units issued to maintain 2% interest	—	—	—	575	575
Unit-based compensation awards	28,198	—	—	—	28,198
Subordinated unit conversion	—	11,999,258	(11,999,258)	—	—
Balance at September 30, 2016	9,506,471	14,798,516	—	496,020	24,801,007

The summarized changes in the carrying amount of our equity from December 31, 2015 through September 30, 2016 are as follows (in thousands):

	Common - Public	Common - Delek	Subordinated - Delek	General Partner	Total
Balance at December 31, 2015	$198,401	$(280,828)	$78,601	$(7,192)	$(11,018)
Cash distributions	(17,601)	(15,578)	(11,503)	(6,861)	(51,543)
Sponsor contribution of fixed assets	—	597	—	12	609
Net income attributable to partners	15,318	19,929	3,942	8,303	47,492
Unit-based compensation	493	767	—	(846)	414
Subordinated unit conversion	—	71,040	(71,040)	—	—
Other	—	—	—	15	15
Balance at September 30, 2016	$196,611	$(204,073)	$—	$(6,569)	$(14,031)

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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to partners	$13,151	$18,602	$47,492	$51,553
Less: General partner's IDRs	(3,057)	(1,032)	(7,503)	(2,396)
Net income available to partners	$10,094	$17,570	$39,989	$49,157
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$202	$351	$800	$983
General partner's IDRs	3,057	1,032	7,503	2,396
Total general partner's interest in net income	$3,259	$1,383	$8,303	$3,379

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016 (1)	November 7, 2016

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on November 14, 2016 to our general partner and limited partners for the three and nine months ended September 30, 2016 and the allocation of total quarterly cash distributions for the three and nine months ended September 30, 2015 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General partner's distributions:
General partner's distributions	$325	$282	$940	$816
General partner's IDRs	3,057	1,032	7,503	2,396
Total general partner's distributions	3,382	1,314	8,443	3,212

Limited partners' distributions:
Common	15,920	6,983	41,615	20,196
Subordinated	—	6,839	4,424	19,798
Total limited partners' distributions	15,920	13,822	46,039	39,994
Total cash distributions	$19,302	$15,136	$54,482	$43,206

Cash distributions per limited partner unit	$0.655	$0.570	$1.895	$1.650

9. Equity Based Compensation

We incurred approximately $0.2 million and $0.4 million of unit-based compensation expense related to the Partnership during the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2015, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. As of September 30, 2016, there was $0.9 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

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

In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into an amended and restated limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to plan, develop, construct, own, operate and maintain a pipeline system and certain ancillary assets extending from Loving County, Texas to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Construction on the pipeline has been substantially completed and operations began in September 2016. Rangeland has primary responsibility for the pipeline's day-to-day operations.

The Partnership's investments in these two entities are being financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of September 30, 2016, the Partnership's investments in these joint ventures totaled $94.6 million and were accounted for using the equity method.

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

Summarized Financial Information

Combined summarized financial information for our equity investees is shown below (in thousands):

	September 30, 2016	December 31, 2015
Current assets	$18,721	$11,705
Noncurrent assets	$212,463	$87,467
Current liabilities	$3,392	$4,797
Noncurrent liabilities	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$226	$—	$229	$—
Gross profit	$226	$—	$229	$—
Net loss	$(1,538)	$(880)	$(2,857)	$(1,332)

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Pipelines and Transportation
Net Sales:
Affiliate	$25,238	$26,358	$77,680	$76,436
Third-Party	3,388	7,581	15,739	22,239
Total Pipelines and Transportation	28,626	33,939	93,419	98,675
Operating costs and expenses:
Cost of goods sold	4,811	5,211	14,401	15,126
Operating expenses	7,678	8,368	22,317	23,031
Segment contribution margin	$16,137	$20,360	$56,701	$60,518
Capital spending (excluding business combinations)	$2,613	$2,872	$4,037	$12,627

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$11,122	$15,466	$34,134	$37,539
Third-Party	67,722	115,687	195,826	344,524
Total Wholesale Marketing and Terminalling	78,844	131,153	229,960	382,063
Operating costs and expenses:
Cost of goods sold	68,716	119,174	198,980	350,160
Operating expenses	1,573	3,248	6,128	10,160
Segment contribution margin	$8,555	$8,731	$24,852	$21,743
Capital spending (excluding business combinations)	$464	$1,323	$972	$5,103

Consolidated
Net Sales:
Affiliate	$36,360	$41,824	$111,814	$113,975
Third-Party	71,110	123,268	211,565	366,763
Net sales	107,470	165,092	323,379	480,738
Operating costs and expenses:
Cost of goods sold	73,527	124,385	213,381	365,286
Operating expenses	9,251	11,616	28,445	33,191
Contribution margin	24,692	29,091	81,553	82,261
General and administrative expenses	2,307	2,703	7,918	9,094
Depreciation and amortization	5,356	4,541	15,164	13,785
Loss (gain) on asset disposals	28	—	(16)	(18)
Operating income	$17,001	$21,847	$58,487	$59,400
Capital spending (excluding business combinations)	$3,077	$4,195	$5,009	$17,730

The following table summarizes the total assets for each segment as of September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016	December 31, 2015
Pipelines and Transportation	$327,757	$283,553
Wholesale Marketing and Terminalling	65,413	91,735
Total Assets	$393,170	$375,288

Property, plant and equipment and accumulated depreciation as of September 30, 2016 and depreciation expense by reporting segment for the three and nine months ended September 30, 2016 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$274,184	$56,947	$331,131
Less: accumulated depreciation	(62,803)	(23,232)	(86,035)
Property, plant and equipment, net	$211,381	$33,715	$245,096
Depreciation expense for the three months ended September 30, 2016	$4,225	$866	$5,091
Depreciation expense for the nine months ended September 30, 2016	$11,865	$2,502	$14,367

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

We apply the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material as of September 30, 2016.

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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015 was as follows (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
OTC commodity swaps	—	88	—	88
Total assets	—	88	—	88
Liabilities
OTC commodity swaps	—	(279)	—	(279)
Net liabilities	$—	$(191)	$—	$(191)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Interest rate derivatives	$—	$—	$—	$—
OTC commodity swaps	—	171	—	171
Total assets	—	171	—	171
Liabilities
OTC commodity swaps	—	(45)	—	(45)
Net assets	$—	$126	$—	$126

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

As of September 30, 2016, a nominal amount of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms.

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

From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the Second Amended and Restated Credit Agreement. Our initial credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the Amended and Restated Credit Agreement in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016.

The following table presents the fair value of our derivative instruments as of September 30, 2016 and December 31, 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our consolidated balance sheets. During the three and nine months ended September 30, 2016 and September 30, 2015, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income.

(in thousands)		September 30, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate derivatives	Other long term assets	$—	$—	$—	$—
OTC commodity swaps (1)	Other current assets	88	(279)	171	(45)
Total gross value of derivatives		88	(279)	171	(45)
Less: Counterparty netting and cash collateral (2)		88	(88)	(706)	(45)
Total net fair value of derivatives		$—	$(191)	$877	$—

(1) As of September 30, 2016 and December 31, 2015, we had open derivative contracts representing 100,000 barrels and 171,000 barrels, respectively, of refined petroleum products.

(2) As of September 30, 2016, a nominal amount of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms.

Recognized gains (losses) associated with derivatives not designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2016	2015	2016	2015
Interest rate derivatives	Interest expense	$—	$(1)	$—	$(24)
Commodity derivatives	Cost of goods sold	(255)	(116)	(1,714)	66
	Total	$(255)	$(117)	$(1,714)	$42

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

We believe that our current operations are in substantial compliance with existing environmental, health and safety requirements. However, these laws and regulations are subject to changes by regulatory authorities, or to changes in the interpretation of such laws and regulations by regulatory or judicial authorities. The legislative and regulatory trend has been to place increasingly stringent restrictions and limitations on activities that may affect the environment. Continued and future compliance with such laws and regulations may require us to incur significant expenditures. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, monetary fines and penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured or a reimbursable event under the Third Restated Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage, or natural resources damages. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures.

Crude Oil Releases

We have experienced several crude oil releases involving our assets, including, but not limited to, the following releases:

•	In January 2016, a crude oil release of less than 30 barrels occurred from a gathering line at the Modisette pumping station near El Dorado, Arkansas (the "Modisette Release");

•	In January 2016, a crude oil release of approximately 350 barrels occurred from the Paline Pipeline near Woodville, Texas (the "Paline Release");

•	In April 2015, a crude oil release of an estimated 130 barrels was discovered from a gathering line near Fouke, Arkansas (the "Fouke Release"); and

•
In March 2013, a release of approximately 5,900 barrels of crude oil, the majority of which was contained on-site, occurred from a pumping facility at our Magnolia Station located west of the El Dorado Refinery (the "Magnolia Release").

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of September 30, 2016, we have accrued $0.1 million for the Paline Release. Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our consolidated statements of income and comprehensive income and are subsequently reimbursed by Delek pursuant to the terms of the Third Restated Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek for such costs.

In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. As of September 30, 2016, we have accrued $1.0 million for the Magnolia Release in connection with these proceedings.

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

Letters of Credit

As of September 30, 2016, we had in place letters of credit totaling $6.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2016.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option to renew the leases after the initial lease term. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively.

15. Subsequent Events

Distribution Declaration

On October 25, 2016, our general partner's board of directors declared a quarterly cash distribution of $0.655 per limited partner unit, payable on November 14, 2016, to unitholders of record on November 7, 2016.

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

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for refined products;

•	the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to sell in our west Texas wholesale business;

•	the suspension, reduction or termination of Delek's or its assignees' or any third party's obligations under our commercial agreements;

•	the ability to secure commercial agreements with Delek or third parties upon expiration of existing agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	the results of our investments in joint ventures;

•	changes in the availability and cost of capital of debt and equity financing;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

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

The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of such income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of the partner's units and the taxable income allocation requirements under the Partnership Agreement.

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

Recent Developments

Paline Pipeline Hydro Test. In August 2016, we successfully completed a hydro test on our Paline Pipeline. This test is required to be completed every five years by the Pipeline and Hazardous Materials Safety Administration. We spent approximately $1.0 million on the hydro test, of which $0.5 million was included in operating expenses and $0.5 million was included in capital expenditures.

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

RIO Pipeline. In March 2015, we entered into a joint venture with an unrelated third party to construct a pipeline system and certain ancillary assets extending from Loving County, Texas to Midland, Texas (the "RIO Pipeline"). The joint venture that owns the RIO Pipeline was formed pursuant to an agreement between our subsidiary DKL RIO, LLC ("DKL RIO") and Rangeland Energy II, LLC ("Rangeland") under which DKL RIO and Rangeland own 33% and 67% membership interests, respectively. Construction on the pipeline has been substantially completed and operations began in September 2016.

How We Generate Revenue

The Partnership generates revenue by charging fees to Delek and third parties for gathering, transporting, offloading and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. We also wholesale market refined products in the west Texas market. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek typically include minimum volume or throughput commitments by Delek, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek and third parties are indexed to inflation-based indices. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically on July 1 of each year, by the amount of any change in various inflation-based indices, including FERC, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

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

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.655 per unit for the quarter ended September 30, 2016 ($2.62 per unit on an annualized basis). Our First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement, and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

During the year ended December 31, 2015 and continuing through the three and nine months ended September 30, 2016, the fluctuation in crude oil prices and the prices of related refined products have impacted our operations and the operations of other master limited partnerships in the midstream energy sector in several ways. First, depressed crude oil prices and the prices of related refined products occurring throughout the majority of 2015 and 2016 have resulted in crude oil exploration companies and smaller producers reducing capital expenditures to support future growth, as well as current drilling activity in many basins. The reduction in drilling activity has created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States began to decline in the second half of 2015 and has remained lower in 2016. Second, the credit markets have become less liquid in the energy sector during this ongoing period of declining prices, which has reduced the availability of credit and increased the cost of debt. Third, due to the challenging market environment and fluctuation in the price per unit for many midstream companies, the yields for master limited partnerships have increased, resulting in a higher cost of capital. The combination of less liquid credit markets, increasing cost of capital and a challenging industry environment affects the ability to develop profitable growth projects that are needed to support future distribution growth in the midstream energy sector.

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, declines in the price of crude oil have lowered crude oil production levels in the west Texas area, resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2015 and the quarterly periods for the nine months ended September 30, 2016.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2015 and the quarterly periods for the nine months ended September 30, 2016.

Our west Texas operations can also benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $1.8 million and $4.7 million of RINs to Delek during the three and nine months ended September 30, 2016, respectively, and $1.0 million and $4.8 million during the three and nine months ended September 30, 2015, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2015 and the quarterly periods for the nine months ended September 30, 2016.

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

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2016 from those disclosed in our Annual Report on Form 10-K.

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

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the Logistics Assets for the nine months ended September 30, 2015. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, including a reconciliation of EBITDA to net income and net cash provided by (used in) operating activities and distributable cash flow to net income (in thousands, except unit and per unit amounts). Our financial results may not be comparable as the Logistics Assets Predecessor recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Statement of Operations Data:	(In thousands, except per unit amounts)
Net sales:
Pipelines and transportation	$28,626	$33,939	$93,419	$98,675
Wholesale marketing and terminalling	78,844	131,153	229,960	382,063
Total	107,470	165,092	323,379	480,738
Operating costs and expenses:
Cost of goods sold	73,527	124,385	213,381	365,286
Operating expenses	9,251	11,616	28,445	33,191
General and administrative expenses	2,307	2,703	7,918	9,094
Depreciation and amortization	5,356	4,541	15,164	13,785
Loss (gain) on asset disposals	28	—	(16)	(18)
Total operating costs and expenses	90,469	143,245	264,892	421,338
Operating income	17,001	21,847	58,487	59,400
Interest expense, net	3,409	2,843	9,892	7,616
Loss on equity method investments	308	293	743	442
Total non-operating costs and expenses	3,717	3,136	10,635	8,058
Income before income tax expense	13,284	18,711	47,852	51,342
Income tax expense	133	109	360	426
Net income	13,151	18,602	47,492	50,916
Less: Loss attributable to the Logistics Assets Predecessor	—	—	—	(637)
Net income attributable to partners	$13,151	$18,602	$47,492	$51,553
Comprehensive income attributable to partners	$13,151	$18,602	$47,492	$51,553

Less: General partner's interest in net income, including incentive distribution rights	3,259	1,383	8,303	3,379
Limited partners' interest in net income	$9,892	$17,219	$39,189	$48,174

Net income per limited partner unit (1):
Common units - (basic)	$0.41	$0.71	$1.61	$1.99
Common units - (diluted)	$0.41	$0.70	$1.60	$1.97
Subordinated units - Delek (basic and diluted)	$—	$0.71	$1.64	$1.99

Weighted average limited partner units outstanding (1):
Common units - (basic)	24,303,740	12,250,847	21,878,935	12,230,560
Common units - (diluted)	24,380,334	12,369,777	21,962,733	12,362,340
Subordinated units - Delek (basic and diluted)	—	11,999,258	2,408,610	11,999,258

Distributable Cash Flow (2)	$19,105	$22,601	$63,242	$60,370

(1) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on February 25, 2016. See Notes 7 and 8 to our accompanying condensed consolidated financial statements for further discussion.

(2) For a definition of distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of EBITDA to net income:
Net income	$13,151	$18,602	$47,492	$50,916
Add:
Income tax expense	133	109	360	426
Depreciation and amortization	5,356	4,541	15,164	13,785
Interest expense, net	3,409	2,843	9,892	7,616
EBITDA (1)	$22,049	$26,095	$72,908	$72,743

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$29,172	$20,202	$86,761	$66,762
Changes in assets and liabilities	(9,979)	3,627	(22,513)	(351)
Maintenance and regulatory capital expenditures (2)	(718)	(3,531)	(2,351)	(10,775)
Reimbursement from Delek for capital expenditures (3)	726	2,323	1,528	4,926
Accretion of asset retirement obligations	(68)	(63)	(199)	(187)
Deferred income taxes	—	43	—	(23)
Gain on asset disposals	(28)	—	16	18
Distributable Cash Flow (1)	$19,105	$22,601	$63,242	$60,370

(1) For a definition of EBITDA and distributable cash flow, please see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above. EBITDA and distributable cash flow include net loss of $0.2 million related to the Logistics Assets Predecessor during the nine months ended September 30, 2015.

(2) Maintenance and regulatory capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance and regulatory capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

(3) For the three and nine month periods ended September 30, 2016 and 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Third Restated Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements).

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital spending (excluding business combinations)
Pipelines and Transportation	$2,613	$2,872	$4,037	$12,627
Wholesale Marketing and Terminalling	$464	$1,323	$972	$5,103

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

The table below presents a summary of our consolidated results of operations and our segment operating performance for the three months ended September 30, 2016 and 2015. The discussion immediately following presents the consolidated results of operations.

	Three Months Ended
	September 30,
	2016	2015
Pipelines and Transportation
Net Sales:
Affiliate	$25,238	$26,358
Third-Party	3,388	7,581
Total Pipelines and Transportation	28,626	33,939
Operating costs and expenses:
Cost of goods sold	4,811	5,211
Operating expenses	7,678	8,368
Segment contribution margin	$16,137	$20,360

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$11,122	$15,466
Third-Party	67,722	115,687
Total Wholesale Marketing and Terminalling	78,844	131,153
Operating costs and expenses:
Cost of goods sold	68,716	119,174
Operating expenses	1,573	3,248
Segment contribution margin	$8,555	$8,731

Consolidated
Net Sales:
Affiliate	$36,360	$41,824
Third-Party	71,110	123,268
Net sales	107,470	165,092
Operating costs and expenses:
Cost of goods sold	73,527	124,385
Operating expenses	9,251	11,616
Contribution margin	24,692	29,091
General and administrative expenses	2,307	2,703
Depreciation and amortization	5,356	4,541
Gain on asset disposals	28	—
Operating income	$17,001	$21,847

Net Sales

We generated net sales of $107.5 million for the third quarter of 2016 compared to $165.1 million for the third quarter of 2015, a decrease of $57.6 million, or 34.9%. The decrease was primarily attributable to decreases in both volumes sold and in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations. Gallons of gasoline and diesel sold in west Texas decreased 21.0 million gallons and 6.2 million gallons, respectively, during the third quarter of 2016 compared to the third quarter of 2015. The average sales prices per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.11 per gallon, respectively, during the third quarter of 2016 compared to the third quarter of 2015. Further contributing to the decrease was a decline in fees on our Paline Pipeline System as a result of lower contractual volumes.

Cost of Goods Sold

Cost of goods sold was $73.5 million for the third quarter of 2016 compared to $124.4 million for the third quarter of 2015, a decrease of $50.9 million, or 40.9%. The decrease in cost of goods sold was primarily attributable to decreases in both volumes purchased and the average cost per gallon of gasoline and diesel in our west Texas marketing operations. Gallons of gasoline and diesel purchased in west Texas decreased 21.0 million gallons and 6.2 million gallons, respectively, during the third quarter of 2016 compared to the third quarter of 2015. The average cost per gallon of gasoline and diesel purchased decreased $0.15 per gallon and $0.10 per gallon, respectively, during the third quarter of 2016 compared to the third quarter of 2015.

Operating Expenses

Operating expenses were $9.3 million for the third quarter of 2016 compared to $11.6 million for the third quarter of 2015, a decrease of $2.3 million, or 20.4%. The decrease in operating expenses in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to decreases in maintenance costs associated with our tanks, including those at our terminals, the SALA Gathering System and the East Texas Crude Logistics System. Further contributing to the decrease were decreases in utilities and supplies expenses in connection with cost saving initiatives taken during the third quarter of 2016 compared to the third quarter of 2015. Partially offsetting these decreases were increases in costs associated with the hydro testing of our Paline Pipeline.

Contribution Margin

Contribution margin for the third quarter of 2016 was $24.7 million compared to $29.1 million for the third quarter of 2015, a decrease of $4.4 million, or 15.1%. The decrease in contribution margin was primarily attributable to a decline in fees on our Paline Pipeline System as a result of lower contractual volumes. Also contributing to the decrease were lower margins in our west Texas operations due primarily to lower throughput as a result of unfavorable market conditions, in which lower crude oil prices have reduced demand in the region. These decreases were partially offset by improved contribution margin at our terminals as a result of reduced maintenance costs during the third quarter of 2016 compared to the third quarter of 2015, and a reduction in operating expenses as described above.

The following table presents a summary of the contribution margin related to our assets for the three months ended September 30, 2016 and 2015.

Contribution Margin
	Three Months Ended September 30,
	2016	2015
	(in thousands)
West Texas	$912	$1,970
Paline Pipeline	839	4,876
Terminals	3,853	2,699
Other	19,088	19,546
Total	$24,692	$29,091

General and Administrative Expenses

General and administrative expenses were $2.3 million for the third quarter of 2016 compared to $2.7 million for the third quarter of 2015, a decrease of $0.4 million, or 14.7%. The decrease in general and administrative expense was primarily due to decreases in professional services fees for the third quarter of 2016 compared to the third quarter of 2015. Also contributing to the decrease were decreases in certain direct employee costs allocated to us.

Depreciation and Amortization

Depreciation and amortization was $5.4 million for the third quarter of 2016 compared to $4.5 million for the third quarter of 2015, an increase of $0.9 million, or 17.9%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service throughout 2016.

Interest Expense

Interest expense was $3.4 million for the third quarter of 2016 compared to $2.8 million for the third quarter of 2015, an increase of $0.6 million, or 19.9%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder as a result of increased borrowings incurred in connection with continued investments made in our joint ventures.

Income Tax Expense

Income tax expense was $0.1 million for each of the third quarters of 2016 and 2015. Our effective tax rate was 1.0% for the third quarter of 2016, compared to 0.6% for the third quarter of 2015. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

The table below presents a summary of our consolidated results of operations and our segment operating performance for the nine months ended September 30, 2016 and 2015. The discussion immediately following presents the consolidated results of operations.

	Nine Months Ended
	September 30,
	2016	2015
Pipelines and Transportation
Net Sales:
Affiliate	$77,680	$76,436
Third-Party	15,739	22,239
Total Pipelines and Transportation	93,419	98,675
Operating costs and expenses:
Cost of goods sold	14,401	15,126
Operating expenses	22,317	23,031
Segment contribution margin	$56,701	$60,518

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$34,134	$37,539
Third-Party	195,826	344,524
Total Wholesale Marketing and Terminalling	229,960	382,063
Operating costs and expenses:
Cost of goods sold	198,980	350,160
Operating expenses	6,128	10,160
Segment contribution margin	$24,852	$21,743

Consolidated
Net Sales:
Affiliate	$111,814	$113,975
Third-Party	211,565	366,763
Net sales	323,379	480,738
Operating costs and expenses:
Cost of goods sold	213,381	365,286
Operating expenses	28,445	33,191
Contribution margin	81,553	82,261
General and administrative expenses	7,918	9,094
Depreciation and amortization	15,164	13,785
Gain on asset disposals	(16)	(18)
Operating income	$58,487	$59,400

Net Sales

We generated net sales of $323.4 million for the nine months ended September 30, 2016 compared to $480.7 million for the nine months ended September 30, 2015, a decrease of $157.3 million, or 32.7%. The decrease was primarily attributable to decreases in both the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold decreased $0.39 per gallon and $0.41 per gallon, respectively, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Gallons of gasoline and diesel sold in west Texas decreased 31.3 million gallons and 22.8 million gallons, respectively, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Further contributing to the decrease were declines in fees on our Paline Pipeline System as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets. Partially offsetting the decreases were increased throughput at most of our terminals, the majority of which occurred at our terminals in El Dorado, Arkansas and Tyler, Texas, as operations matched commercial demand, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets during all periods through September 30, 2016, with no comparable revenue earned during the first quarter of 2015. Also offsetting the decreases were increases in fees associated with our marketing agreement with Delek, which increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the second quarter of 2015, during which the refinery was not fully operational.

Cost of Goods Sold

Cost of goods sold was $213.4 million for the nine months ended September 30, 2016 compared to $365.3 million for the nine months ended September 30, 2015, a decrease of $151.9 million, or 41.6%. The decrease in cost of goods sold was primarily attributable to decreases in both the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased decreased $0.37 per gallon and $0.42 per gallon, respectively, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Gallons of gasoline and diesel purchased in west Texas decreased 31.3 million gallons and 22.8 million gallons, respectively, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating Expenses

Operating expenses were $28.4 million for the nine months ended September 30, 2016 compared to $33.2 million for the nine months ended September 30, 2015, a decrease of $4.8 million, or 14.3%. The decrease in operating expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to decreases in maintenance costs associated with our tanks, including those at our terminals, and the SALA Gathering System. Also contributing to the decrease were declines in materials costs as a result of cost saving initiatives taken during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Partially offsetting these decreases were increases in operating expense for one of our terminal locations related to internal tank contamination and for hydro testing on our Paline Pipeline.

Contribution Margin

Contribution margin for the nine months ended September 30, 2016 was $81.6 million compared to $82.3 million for the nine months ended September 30, 2015, a decrease of $0.7 million, or 0.9%. The decrease in contribution margin was primarily attributable to decreases in net sales associated with our Paline Pipeline and trucking assets discussed above and a decline in margins in our west Texas operations due primarily to lower throughput as a result of unfavorable market conditions, in which lower crude oil prices have reduced demand in the region. Partially offsetting these decreases were increased throughput at most of our terminals and increased fees associated with the Logistics Assets and marketing agreement as discussed above.

The following table presents a summary of the contribution margin related to our assets for the nine months ended September 30, 2016 and 2015.

Contribution Margin
	Nine Months Ended September 30,
	2016	2015
	(in thousands)
West Texas	$3,219	$4,385
Paline Pipeline	9,908	13,135
Logistics Assets	5,984	3,389
Trucking Assets	873	2,862
Marketing Agreement	12,148	11,340
Terminals	10,320	7,355
Other	39,101	39,795
Total	$81,553	$82,261

General and Administrative Expenses

General and administrative expenses were $7.9 million for the nine months ended September 30, 2016 compared to $9.1 million for the nine months ended September 30, 2015, a decrease of $1.2 million, or 12.9%. The decrease in general and administrative expenses was primarily due to decreases in professional services fees for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, during which we incurred greater professional services fees in connection with our various acquisition activities and joint venture projects.

Depreciation and Amortization

Depreciation and amortization was $15.2 million for the nine months ended September 30, 2016 compared to $13.8 million for the nine months ended September 30, 2015, an increase of $1.4 million, or 10.0%. The increase in depreciation and amortization was primarily due to the addition of the Logistics Assets to our asset base and the completion of capital projects, which were placed into service during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Interest Expense

Interest expense was $9.9 million for the nine months ended September 30, 2016 compared to $7.6 million for the nine months ended September 30, 2015, an increase of $2.3 million, or 29.9%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder as a result of increased borrowings incurred in connection with the Acquisitions from Delek and continued investments made in our joint ventures.

Income Tax Expense

Income tax expense was $0.4 million for each of the nine months ended September 30, 2016 and 2015. Our effective tax rate was 0.8% for each of the nine months ended September 30, 2016 and 2015. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

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

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015 (1)
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	55,217	54,973	55,951	55,168
Refined products pipelines to Enterprise Systems	47,974	54,397	51,794	56,294
SALA Gathering System	17,237	20,264	18,172	21,031
East Texas Crude Logistics System	17,026	19,078	13,108	22,270

Comparison of the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Net Sales

Net sales for the pipelines and transportation segment were $28.6 million for the third quarter of 2016 compared to $33.9 million for the third quarter of 2015, a decrease of $5.3 million, or 15.7%. The decrease was primarily attributable to declines in fees on our Paline Pipeline System as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets.

Cost of Goods Sold

Cost of goods sold was $4.8 million for the third quarter of 2016 compared to $5.2 million for the third quarter of 2015, a decrease of 0.4 million, or 7.7%. The decrease in cost of goods sold was attributable to decreased cost of sales on our trucking assets during the third quarter of 2016 compared to the third quarter of 2015.

Operating Expenses

Operating expenses were $7.7 million for the third quarter of 2016 compared to $8.4 million for the third quarter of 2015, a decrease of $0.7 million, or 8.2%. The decrease in operating expenses was primarily due to decreases in maintenance costs associated with our tanks, the SALA Gathering System and the East

Texas Crude Logistics System in the third quarter of 2016 compared to the third quarter of 2015. Also contributing to the decrease were reduced utilities and supplies expenses associated with certain of our pipelines in connection with cost saving initiatives taken during the third quarter of 2016 compared to the third quarter of 2015. Partially offsetting these decreases were increases in costs associated with the hydro testing of our Paline Pipeline.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $16.1 million, or 65.4% of our consolidated segment contribution margin in the third quarter of 2016, compared to $20.4 million, or 70.0% of our consolidated segment contribution margin, in the third quarter of 2015, a decrease of $4.3 million, or 20.7%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales as described above.

Comparison of the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Net Sales

Net sales for the pipelines and transportation segment were $93.4 million for the nine months ended September 30, 2016 compared to $98.7 million for the nine months ended September 30, 2015, a decrease of $5.3 million, or 5.3%. The decrease was primarily attributable to declines in fees on our Paline Pipeline System as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets. Partially offsetting these decreases were the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets during all periods through September 30, 2016, with no comparable revenue earned during the first quarter of 2015.

Cost of Goods Sold

Cost of goods sold was $14.4 million for the nine months ended September 30, 2016 compared to $15.1 million for the nine months ended September 30, 2015, a decrease of $0.7 million, or 4.8%. The decrease in cost of goods sold was attributable to lower pipeline allowance losses and decreased cost of sales on our trucking assets during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating Expenses

Operating expenses were $22.3 million for the nine months ended September 30, 2016 compared to $23.0 million for the nine months ended September 30, 2015, a decrease of $0.7 million, or 3.1%. The decrease in operating expenses was primarily due to decreases in maintenance costs associated with the SALA Gathering System during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Partially offsetting these decreases were increases in costs associated with the hydro testing of our Paline Pipeline.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $56.7 million, or 69.5% of our consolidated segment contribution margin, in the nine months ended September 30, 2016, compared to $60.5 million, or 73.6% of our consolidated segment contribution margin, in the nine months ended September 30, 2015, a decrease of $3.8 million, or 6.3%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales as described above.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	67,812	75,313	68,137	56,553
West Texas marketing throughputs (average bpd)	12,162	18,824	13,039	17,661
West Texas marketing margin per barrel	$1.16	$1.50	$1.24	$1.41
Terminalling throughputs (average bpd)	120,099	126,051	121,791	102,534

Comparison of the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Net Sales

Net sales for the wholesale marketing and terminalling segment were $78.8 million for the third quarter of 2016 compared to $131.2 million for the third quarter of 2015, a decrease of $52.4 million, or 39.9%. The decrease was primarily attributable to decreases in volumes sold and in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations. The following charts show summaries of the finished products volume and average sales prices per gallon of gasoline and diesel impacting our west Texas operations during the third quarter of 2016 compared to the third quarter of 2015.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $68.7 million in the third quarter of 2016, compared to $119.2 million in the third quarter of 2015, a decrease of $50.5 million, or 42.3%. The decrease in cost of goods sold was attributable to decreases in volumes purchased and in the average cost per gallon of gasoline and diesel in our west Texas marketing operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the third quarter of 2016 compared to the third quarter of 2015.

Operating Expenses

Operating expenses were $1.6 million in the third quarter of 2016, compared to $3.2 million in the third quarter of 2015, a decrease of $1.6 million, or 51.6%. The decrease in operating expenses in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to decreases in maintenance costs associated with tanks at our terminals and reduced utilities and supplies expenses in connection with cost saving initiatives taken during the third quarter of 2016 compared to the third quarter of 2015.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $8.6 million, or 34.6% of our consolidated contribution margin, in the third quarter of 2016, compared to $8.7 million, or 30.0% of our consolidated contribution margin, in the third quarter of 2015, a decrease of $0.1 million, or 2.0%. The decrease in contribution margin was attributable to lower margins in our west Texas operations due primarily to lower throughput as a result of unfavorable market conditions, in which lower crude oil prices have reduced demand in the region. These decreases were offset by improved contribution margin at our terminals as a result of a reduction in operating expenses during the third quarter of 2016 compared to the third quarter of 2015 as described above.

Comparison of the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Net Sales

Net sales for the wholesale marketing and terminalling segment were $230.0 million for the nine months ended September 30, 2016 compared to $382.1 million for the nine months ended September 30, 2015, a decrease of $152.1 million, or 39.8%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $199.0 million for the nine months ended September 30, 2016, compared to $350.2 million nine months ended September 30, 2015, a decrease of $151.2 million, or 43.2%. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. Also contributing to the decrease in cost of goods sold were lower volumes in our west Texas operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating Expenses

Operating expenses were $6.1 million in the nine months ended September 30, 2016, compared to $10.2 million in the nine months ended September 30, 2015, a decrease of $4.1 million or 39.7%. The decrease in operating expenses in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to decreases in maintenance costs associated with tanks at our terminals. Also contributing to the decrease were declines in materials costs as a result of cost saving initiatives taken during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 Partially offsetting these decreases was an increase in operating expense for one of our terminal locations related to internal tank contamination.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $24.9 million, or 30.5% of our consolidated contribution margin, for the nine months ended September 30, 2016, compared to $21.7 million, or 26.4% of our consolidated contribution margin, for the nine months ended September 30, 2015, an increase of $3.2 million, or 14.3%. The increase in contribution margin was attributable to increases in terminalling volumes and increased fees under the Marketing Agreement. Terminalling volumes and our fees under the Marketing Agreement increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational. These increases were partially offset by lower margins in our west Texas operations due primarily to lower volumes sold as a result of unfavorable market conditions, in which lower crude oil prices have reduced demand in the region.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016 (1)	November 7, 2016

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015

Cash Flow Data:
Cash flows provided by operating activities	$86,761	$66,762
Cash flows used in investing activities	(60,161)	(43,878)
Cash flows used in financing activities	(26,600)	(24,745)
Net increase (decrease) in cash and cash equivalents	$—	$(1,861)

Cash Flows from Operating Activities

Net cash provided by operating activities was $86.8 million for the nine months ended September 30, 2016, compared to cash provided of $66.8 million for the nine months ended September 30, 2015. The increase in cash flows provided by operations was due to decreases in accounts receivable and inventories and other current assets. Accounts receivable decreased as a result of the receipt of an excise tax refund related to finished product purchases from the Tyler Refinery. Inventories and other current assets decreased as a result of lower prices in our west Texas operations. Net income for the nine months ended September 30, 2016 was $47.5 million, compared to $50.9 million in the same period of 2015.

Cash Flows from Investing Activities

Net cash used in investing activities was $60.2 million for the first nine months of 2016, compared to $43.9 million used in the nine months ended September 30, 2015. Cash used in investing activities includes the cash portion of our capital expenditures, which was $5.6 million during the nine months ended September 30, 2016. Total capital expenditures during the first nine months of 2016 were approximately $5.0 million, of which $4.0 million was spent primarily on maintenance projects in the pipelines and transportation segment and $1.0 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the nine months ended September 30, 2015 of $17.6 million. Capital expenditures made during the nine months ended September 30, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets, maintenance projects on our Lion Pipeline System and hydro testing on our Paline Pipeline System, which accounted for approximately $2.8 million, $1.0 million, $0.7 million and $0.5 million, respectively, of cash used in investing activities during the nine months ended September 30, 2016. Capital expenditures made during the nine months ended September 30, 2015 related primarily to maintenance projects on certain of our tanks and crude pipelines, our terminalling assets and the purchase of assets from Delek, which accounted for approximately $5.9 million, $4.3 million and $3.8 million, respectively, of cash used in investing activities. We contributed approximately $54.7 million in cash to our joint ventures during the nine months ended September 30, 2016, compared to contributions of approximately $27.1 million during the nine months ended September 30, 2015 for the construction of the RIO Pipeline and the Caddo Pipeline System (as defined in Note 10 to our condensed consolidated financial statements). Partially offsetting the cash used in investing activities during the nine months ended September 30, 2015 was an asset sale generating proceeds of approximately $1.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $26.6 million in the nine months ended September 30, 2016, compared to cash used of $24.7 million in the nine months ended September 30, 2015. We paid cash distributions totaling $51.5 million during the nine months ended September 30, 2016, compared to cash distributions totaling $41.3 million paid during the nine months ended September 30, 2015. We had no acquisition activity during the nine months ended September 30, 2016, compared to cash paid of $61.9 million in exchange for assets included in the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the nine months ended September 30, 2015. Offsetting the cash used in financing activities during the nine months ended September 30, 2016 and 2015 were net proceeds of $23.4 million and $73.4 million, respectively, under the Second Amended and Restated Credit Agreement, as defined below.

Cash Position and Indebtedness

As of September 30, 2016, we had a nominal amount of cash and cash equivalents and we had total indebtedness of $375.0 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were $318.5 million and we had letters of credit issued of $6.5 million. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement (as defined below) as of September 30, 2016.

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

Agreements Governing Certain Indebtedness of Delek

Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek's credit arrangements require that Delek meet certain minimum levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders’ equity to adjusted total assets. We cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements.

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2016 were $5.0 million, of which approximately $4.0 million was spent in our pipelines and transportation segment and $1.0 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $10.6 million for 2016.

The following table summarizes our actual capital expenditures for the nine months ended September 30, 2016 and planned capital expenditures for the full year 2016 by operating segment and major category (in thousands):

	Full Year 2016 Forecast	Nine Months Ended September 30, 2016
Regulatory	$1,123	$165
Maintenance (1)	7,380	3,636
Discretionary projects	2,124	1,208
Total capital spending	$10,627	$5,009

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

In the third quarter of 2016, we decreased our capital spending forecast for 2016 to $10.6 million, down from the prior forecast of $14.3 million. We decreased our forecast as a result of changes to scheduled maintenance projects associated primarily with the repair and replacement of certain of our tanks, which are now expected to take place in 2017. For the full year 2016, we plan to spend approximately $10.6 million, of which $8.1 million is budgeted to the pipelines and transportation segment and $2.5 million to the wholesale marketing and terminalling segment. We plan to spend approximately $2.1 million for discretionary projects in 2016, of which $0.6 million will be spent in the pipelines and transportation segment and $1.5 million in the wholesale marketing and terminalling segment. The majority of the $0.6 million budgeted to discretionary projects in the pipelines and transportation segment relates to maintaining our SALA Gathering System and Lion Pipeline assets. We plan to spend approximately $7.4 million for maintenance projects in 2016, of which $6.6 million will be spent in the pipelines and transportation segment and $0.8 million in the wholesale marketing and terminalling segment. The majority of the $6.6 million budgeted to the pipelines and transportation segment relates to the repair and replacement of certain of our tanks.

In addition to the capital spending above, in March 2015, we entered into two joint ventures with unrelated third parties to construct logistics assets. Our total projected investment for the two joint ventures, which is subject to change pending revisions in construction schedules, is approximately $101.0 million. As of September 30, 2016, we have contributed $95.8 million to these joint ventures. Construction on the RIO Pipeline (as defined in Note 10 to our condensed consolidated financial statements) has been substantially completed and operations began in September 2016. Construction on the Caddo Pipeline System (as defined in Note 10 to our condensed consolidated financial statements) is expected to be completed by January 2017. These expenditures are recorded to equity method investments in the accompanying condensed consolidated balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At September 30, 2016, we had open derivative contracts representing 100,000 barrels of refined petroleum products. At December 31, 2015, we had open derivative contracts representing 171,000 barrels of refined petroleum products. We recognized (losses) gains associated with derivatives not designated as hedging instruments of $(0.3) million and $(1.7) million for the three and nine months ended September 30, 2016, respectively, and $(0.1) million and $0.1 million for the three and nine months ended September 30, 2015, respectively. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 13 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments. In addition, the Partnership's commercial agreements with Delek are indexed to inflation.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value at September 30, 2016.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2016 would be to change interest expense by approximately $3.8 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. The estimated fair value of our interest rate derivative asset was zero as of December 31, 2015. In accordance with ASC 815, Derivatives and Hedging, we recorded no non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for each of the three and nine months ended September 30, 2016 and a nominal amount for each of the three and nine months ended September 30, 2015.

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

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Pursuant to the terms of our limited partnership agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended September 30, 2016. The sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold (1)	Price per General Partner Unit	Consideration Paid to the Partnership
August 23, 2016	45	$26.20	$1,180

(1) Proceeds are used for general corporate purposes.

ITEM 5. OTHER INFORMATION

As previously disclosed in the Current Report on Form 8-K filed by the Partnership on September 2, 2016, Assaf Ginzburg notified the Partnership’s general partner, Delek Logistics GP, LLC (the “General Partner”), of his resignation from his employment with Delek, and tendered his resignation as the General Partner’s executive vice president and chief financial officer effective November 4, 2016 (the “Original Effective Date”).  As announced on the Partnership’s conference call on November 1, 2016 to discuss its third quarter 2016 results, Mr. Ginzburg and the General Partner have agreed to modify the effective date of Mr. Ginzburg’s resignation as the General Partner’s executive vice president and chief financial officer from the Original Effective Date to May 31, 2017. Mr. Ginzburg has been the chief financial officer of our General Partner and Delek since January 2013. Mr. Ginzburg has served as a director and executive vice president of our General Partner since April 2012, as Delek's executive vice president since May 2009 and as a vice president of Delek since February 2005. Mr. Ginzburg has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§	First Amendment to Marketing Agreement, dated July, 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP.
31.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 3, 2016

EXHIBIT INDEX

Exhibit No.		Description
10.1	§	First Amendment to Marketing Agreement, dated July, 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP.
31.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
*	Management contract or compensatory plan or arrangement