Form 10-K
period 2016-12-31
Delek Logistics Partners, LP
filed 2017-02-28
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2016 was approximately $253,858,891, based upon the closing price of its common units on the New York Stock Exchange on that date.

At February 17, 2017, there were 24,328,607 common limited partner units and 496,502 general partner units outstanding.

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

Overview

The Partnership primarily owns and operates logistics and marketing assets for crude oil and intermediate and refined products. We generate revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting, offloading and storing crude oil, for storing intermediate products and feed stocks, and for marketing, wholesale marketing, distributing, transporting and storing refined products. A substantial majority of our existing assets are both integral to and dependent on the success of Delek's refining operations and most of our assets are contracted exclusively to Delek in support of Delek's refineries in Tyler, Texas (the "Tyler Refinery") and El Dorado, Arkansas (the "El Dorado Refinery"). See "—Commercial Agreements—Commercial Agreements with Delek" and Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. In addition to the services we provide to Delek, we also provide, and generate substantial revenue and contribution margin from, crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with such third parties. See "—Commercial Agreements—Other Agreements with Third Parties."

We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of such income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of the partner's units and the taxable income allocation requirements under the Partnership's First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Recent Developments

Paline Pipeline Hydro Test.  In August 2016, we successfully completed a hydro test on our Paline Pipeline. This test is required to be completed every five years by the Pipeline and Hazardous Materials Safety Administration ("PHMSA"). We spent approximately $1.0 million on the hydro test, of which $0.5 million was included in operating expenses and $0.5 million was included in capital expenditures.

Inflation Adjustments.  On July 1, 2016, the tariffs on our Federal Energy Regulatory Commission ("FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek and third parties that are subject to adjustment using FERC indexing decreased by approximately 2.0%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees increased or decreased based on the consumer price index or the producer price index, which increased approximately 0.7% and decreased approximately 2.6%, respectively. Any applicable decreases to such fees will not result in a reduction to an amount below the fee initially set forth in our agreements with Delek.

Subordinated Unit Conversion. In the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. See Notes 5 and 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Joint Ventures.  During 2016, we substantially completed construction of assets held by two joint ventures with unrelated third parties. These assets include the following:

•	an 80-mile crude oil pipeline with a capacity of 80,000 barrels per day ("bpd") that originates in Longview, Texas with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline"); and

•
a 107-mile crude oil pipeline with a capacity of 55,000 bpd, with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas (the "RIO Pipeline").

The joint venture that owns the Caddo Pipeline was formed pursuant to an agreement between our subsidiary DKL Caddo, LLC ("DKL Caddo") and Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"), under which DKL Caddo and Plains each own a 50% membership interest. Operations on the Caddo Pipeline began in January 2017.

The joint venture that owns the RIO Pipeline was formed pursuant to an agreement between our subsidiary DKL RIO, LLC ("DKL RIO") and Rangeland Energy II, LLC ("Rangeland") under which DKL RIO and Rangeland own 33% and 67% membership interests, respectively. Operations on the RIO Pipeline began in September 2016.

Assets and Operations

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 15, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our principal assets, as of December 31, 2016, are described below under the segment that uses such assets.

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

The tables below show the operating results for each of our operating systems within this segment for the years ended December 31, 2016, 2015 and 2014.

Lion Pipeline System. Our Lion Pipeline System is a system of common carrier pipelines that transport crude oil to, and refined products from, Delek's El Dorado Refinery. The Lion Pipeline System consists primarily of:

•	the Magnolia Pipeline system;

•	the El Dorado Pipeline system;

•	multiple short crude oil pipelines located at the El Dorado Refinery and our Sandhill Station;

•	the Magnolia Station located west of the El Dorado Refinery;

•	a Refined Products Pipeline system (as defined and described below); and

•	certain related crude oil pipelines.

The Magnolia Pipeline is an approximately 77-mile crude oil pipeline, with a capacity of approximately 68,500 bpd, that runs from a connection with ExxonMobil’s LOLA System near Shreveport, Louisiana to our Magnolia Station, where the crude oil is then stored and transferred to our El Dorado Pipeline. In addition, third-party pipelines connect the Magnolia Pipeline near Haynesville, Louisiana, which allows for the receipt of crude oil transported from Longview, Texas. The service provided on the Magnolia Pipeline is regulated by the FERC and is subject to FERC tariffs.

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

The Magnolia Station is a location, owned by us, where the Magnolia and Lion Pipelines and SALA Gathering System have origination and destination points, as the case may be. In addition, the Magnolia Station has storage facilities with approximately 220,000 barrels of active shell capacity, which includes the addition of a new 85,000 barrel crude oil storage tank in the fourth quarter of 2016.

We also own two refined product pipelines that transport gasoline and diesel from the El Dorado Refinery to the nearby Enterprise TE Products Pipeline El Dorado Station (the “Refined Products Pipelines”). Pursuant to a capacity lease with Enterprise dated October 24, 2013, we also lease capacity of approximately 11,000 bpd on the Enterprise Products Pipeline from Enterprise's El Dorado Station to our refined products terminal in Memphis, Tennessee. The Refined Products Pipelines along with the leased capacity are collectively referred to as the "Refined Products Pipeline System." The service provided on the Refined Products Pipelines is regulated by the FERC and is subject to a FERC tariff. The diesel line is 12 inches in diameter, while the gasoline line is 10 inches in diameter. These two lines commence at the El Dorado Refinery.

The pipelines in the Lion Pipeline System also have injection points where crude oil gathered from the SALA Gathering System can be injected and then transported to the El Dorado Refinery. Movements from the SALA Gathering System onto the Lion Pipeline System to the El Dorado Refinery are subject to a joint tariff for the transportation of these volumes that is on file with the FERC for both the SALA Gathering System and the El Dorado Pipeline; the joint rate for these movements is equal to the rate that would apply for movements only on the SALA Gathering System to the connection point with the Lion Pipeline System. The Lion Pipeline System has crude oil storage tanks and facilities ancillary to the operation of the pipeline system. The Lion Pipeline System is capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including at the two crude oil rail offloading racks we acquired in March 2015. See "El Dorado Rail Offloading Racks" below.

The following table details certain operating data for our Lion Pipeline System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2016	2015	2014
Lion Pipeline System:
Crude Oil Pipelines (Non-gathered) (1)	56,555	54,960	47,906
Refined Products Pipelines to Enterprise System	52,071	57,366	53,461

(1)	Excludes crude oil gathered on our SALA Gathering System and injected into our Lion Pipeline System.

SALA Gathering System. The SALA Gathering System is a system of common carrier pipelines that primarily gathers and transports crude oil and condensate that is purchased from various crude oil producers in Arkansas, Texas and Louisiana by Delek or a third party to whom Delek has assigned certain of its rights. Service on the SALA Gathering System is regulated by the FERC and is subject to tariffs on file with the FERC. The SALA Gathering System includes approximately 600 miles of two- to eight-inch crude oil gathering and transportation lines in southern Arkansas and northern Louisiana, located primarily within a 60-mile radius of the El Dorado Refinery. In addition, the gathering system transports small volumes of crude oil that are received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are ultimately transported to the El Dorado Refinery for processing. In addition, a pipeline within the SALA Gathering System transports minimal crude oil for third party shippers pursuant to a common carrier tariff.

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

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2016	2015	2014
SALA Gathering System:
Throughput (average bpd):	17,756	20,673	22,656

Paline Pipeline System. Our Paline Pipeline System is primarily a 195-mile, 10-inch crude oil pipeline, with a capacity of approximately 36,000 bpd, running from Longview, Texas to the Phillips 66-operated Beaumont terminal in Nederland, Texas. It includes a three-mile section that runs north from Kilgore, Texas. Our Paline Pipeline System is operated as a common carrier pipeline and the service is regulated by the FERC. See Item 1, Business—Commercial Agreements—Other Agreements with Third Parties—Paline Pipeline System Capacity Reservation" for additional information on the use of our Paline Pipeline System.

East Texas Crude Logistics System. Our East Texas Crude Logistics System includes two owned and operated crude oil pipeline systems and their related tank farms, which serve the Tyler Refinery: (i) the Nettleton pipeline, a bi-directional 36-mile pipeline, with a capacity of approximately 38,000 bpd, that is capable of transporting crude oil from our tank farms in and around Longview, Texas to (a) the Bullard Junction at the Tyler Refinery and (b) to other of our tank farms in and around Longview, Texas, and (ii) the McMurrey Pipeline System, a 65-mile pipeline system, with a capacity of approximately 28,000 bpd, that transports crude oil from our tank farms in and around Longview, Texas and runs roughly parallel to the Nettleton Pipeline. While service on the East Texas Crude Logistics System may otherwise constitute transportation in interstate commerce and may be subject to the common carrier regulation and jurisdiction of FERC, it is currently subject to a temporary waiver issued by FERC on October 23, 2012, waiving the otherwise applicable tariff filing and reporting requirements for common carrier interstate service providers (the “East Texas Waiver Order”). The continuing effectiveness of the East Texas Waiver Order depends upon the continuation in effect of the following conditions: (1) our affiliates continuing to own 100% of the throughput; (2) there being no demonstrated third party interest in shipping on the system; (3) our not anticipating any such interest materializing; and (4) there remaining no demonstrated opposition to the continuing effectiveness of the East Texas Waiver Order.

Our East Texas Crude Logistics System also includes five owned or leased crude oil storage terminals, at which we store crude oil owned by Delek for the Tyler Refinery. The LaGloria Station consists of two tanks with an active shell capacity of approximately 450,000 barrels. The Nettleton Station consists of five tanks with an active shell capacity of approximately 222,000 barrels. It is located on property that we lease from a third party, as described in more detail in Item 2, "Facilities." In addition to the active shell capacity, the Nettleton Station includes approximately 55,000 barrels of shell capacity that is currently not in service. The Bradford Station consists of two tanks with an active shell capacity of approximately 65,000 barrels. The Arp Station consists of two tanks with an active shell capacity of approximately 110,000 barrels. The Big Sandy Station consists of seven tanks with an active shell capacity of approximately 248,000 barrels.

The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

	Average Daily Throughput (bpd)
	Year Ended
		December 31,
	2016	2015	2014
East Texas Crude Logistics System (average bpd)	12,735	18,828	7,361
% of Tyler Refinery Crude Throughput	17.8%	30.6%	12.5%

We have a pipelines and tankage agreement with Delek to provide throughput on the East Texas Crude Logistics System. However, in April 2013, a reconfigured pipeline system that is owned and operated by third parties began transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement, with an initial term expiring in 2023, with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured pipeline system. As a result of the third parties' ability to transport crude oil on its reconfigured pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines fell below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek during the second quarter of 2013 and has remained below the minimum aggregate throughput requirements since that time. We expect crude oil volumes transported on our East Texas Crude Logistics System to continue to be below the minimum throughput requirement of 35,000 bpd for the foreseeable future. However, Delek is required under its commercial agreement with us, to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement. The initial term of this agreement expires in November 2017. Delek has opted to renew the agreement for a subsequent five-year term, which expires in November 2022.

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

El Dorado Rail Offloading Racks. The El Dorado Rail Offloading Racks consist of two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets.

Tyler Crude Tank. The Tyler Crude Tank is a crude oil storage tank and certain ancillary assets located adjacent to the Tyler Refinery. The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and primarily supports the Tyler Refinery.

Wholesale Marketing and Terminalling Segment

Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand and supply of refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. As of December 31, 2016, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek. See “—Commercial Agreements—Other Agreements with Third Parties—West Texas." Also see Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2016, 2015 and 2014, we present the results for the period during which we owned the assets, as delineated in any notes accompanying the tables.

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

		Year Ended
		December 31,
	2016	2015	2014
Sales volumes (average bpd):	68,131	59,174	61,368

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

We own approximately 104 miles of product pipelines in west Texas that connect our San Angelo and Abilene, Texas terminals to the Magellan Orion Pipeline. These pipelines are currently leased to Noble Petro until January 1, 2018. The following table provides the location of the Abilene and San Angelo terminals associated with our marketing activities and the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2016.

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Abilene, TX (1)	9	368,000	2	15,000
San Angelo, TX	5	93,000	2	15,000
Total	14	461,000	4	30,000

(1)	Excludes approximately 545,530 barrels of shell capacity that is out of service.

Substantially all of our product sales in west Texas are on a wholesale basis. A large portion of the petroleum products we sell in west Texas are purchased from Noble Petro. Under the terms of a supply contract with Noble Petro (the "Abilene Contract"), we have the right to purchase up to 20,350 bpd of petroleum products for sale at our San Angelo and Abilene, Texas terminals. See “—Commercial Agreements—Other Agreements with Third Parties—West Texas." We also purchase finished products from Delek and from other third parties.

The following table details the average aggregate daily number of barrels of refined products, and the margins associated with such products, that we sold in our west Texas wholesale operations for the periods indicated.

	Year Ended
		December 31,
	2016	2015	2014
Throughput (average bpd)	13,257	16,357	16,707
Gross margin (in thousands)	$6,929	$7,984	$28,174
Gross margin per barrel	$1.43	$1.35	$4.67

Terminalling

We provide terminalling services for products to independent third parties and Delek through light products terminals we own in Nashville, Tennessee and to Delek, or certain third parties to whom Delek has assigned its rights, through our light products terminals in Memphis, Tennessee; Tyler, Texas; Big Sandy, Texas; Mount Pleasant, Texas; El Dorado, Arkansas; and North Little Rock, Arkansas. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information pertaining to our material agreements. See "—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement" for a description of a third party's involvement in certain agreements.

The following table provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes, average truck loading volume and maximum daily available truck loading capacity for the year ended December 31, 2016.

				Maximum
				Daily
		Active		Available
		Aggregate	Number of	Truck
		Shell	Truck	Loading
	Number	Capacity	Loading	Capacity
Terminal Location	of Tanks	(bbls)	Lanes	(bpd)
Big Sandy, TX (2)			3	25,000
Memphis, TN	12	126,000	3	20,000
Nashville, TN (1)	10	128,000	2	15,000
Tyler, TX (2)			11	91,000
North Little Rock, AR (2)			2	17,100
El Dorado, AR (2)			3	35,000
Mount Pleasant, TX	7	175,000	3	10,000
Total	29	429,000	27	213,100

(1)	Excludes approximately 10,000 barrels of shell capacity that is currently not in service.

(2)
See "—Pipelines and Transportation Segment—Tyler-Big Sandy Pipeline," "—Pipelines and Transportation Segment—Tyler Tank Assets," "—Pipelines and Transportation Segment—North Little Rock Tanks" and "—Pipelines and Transportation Segment—El Dorado Tank Assets," above for a discussion of the storage tanks associated with these terminals.

The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended
	December 31,
	2016	2015	2014
Throughput (average bpd):
Big Sandy, TX	7,025	7,135	1,760
Memphis, TN	7,982	7,616	9,616
Nashville, TN	6,939	9,440	6,376
Tyler, TX	70,444	61,051	61,501
El Dorado, AR (1)	17,040	10,363	9,807
North Little Rock, AR	10,174	9,853	7,324
Mount Pleasant, TX (2)	2,746	1,056	417
Total (average bpd)	122,350	106,514	96,801

(1)	Throughputs for the year ended December 31, 2014 are for the 324 days the Partnership owned the El Dorado Terminal in 2014.

(2)	Throughputs for the year ended December 31, 2014 are for the 92 days the Partnership operated the Mount Pleasant Terminal in 2014.

Commercial Agreements

Commercial Agreements with Delek

The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.

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

Other Agreements with Delek

In addition to the commercial agreements described above, the Partnership has entered into the following agreement with Delek:

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, Delek Logistics Operating LLC ("OpCo") and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions from Delek (collectively, as amended, the "Omnibus Agreement"). The Partnership entered into an amendment to the Omnibus Agreement on August 3, 2015, with an effective date of April 1, 2015. This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership.

Other Agreements with Third Parties

Paline Pipeline System Capacity Reservation. We previously had separate agreements with two unrelated third parties for such parties to reserve certain capacity on the Paline Pipeline System. Pursuant to the terms of these agreements, each unrelated third party paid a fixed monthly fee for the exclusive right to use its respective reserved capacity on the pipeline, which together accounted for a combined 35,000 bpd. The initial term of each agreement ran through June 30, 2016. We extended one of the agreements through December 31, 2016, for a total reservation of 10,000 bpd. We currently maintain a tariff on file with the FERC for service provided on the Paline Pipeline System, which allows for third parties to ship on the available capacity of the pipeline.

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and Delek for sale and exchange to third parties at our San Angelo and Abilene, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in west Texas are on a wholesale basis. The majority of the petroleum products we sell in west Texas are purchased from Noble Petro. Under the terms of the Abilene Contract with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products. Under this contract, we purchase petroleum products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our San Angelo and Abilene, Texas terminals, which we lease to Noble Petro. Under this arrangement, we have limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. The Abilene Contract expires in December 2017 and does not have a renewal option. However, we also purchase finished products from Delek and from other third parties.

Delek's Crude Oil and Refined Products Supply and Offtake Arrangement

Pursuant to an arrangement with Delek and Lion Oil, to which we are not a party, J. Aron acquires and holds either title to or a lien on substantially all crude oil and refined products transported on our Lion Pipeline System and SALA Gathering System. J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System and the SALA Gathering System. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado Storage Tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals, and (iii) our throughput and tankage agreement relating to the El Dorado Terminal and Tank Assets, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, the Memphis and North Little Rock terminals and the El Dorado Terminal and Tank Assets, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek whereby J. Aron sells the product back to Delek, J. Aron is technically our primary customer under each of these agreements. J. Aron will retain these storage and transportation rights for the term of its arrangement with Delek and Lion Oil and J. Aron will pay us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron will not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil and refined products through our facilities, but J. Aron's throughput will be credited toward Lion Oil's minimum throughput commitments. Accordingly, Lion Oil will be responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

Customers

We are dependent upon Delek as our primary customer, and the loss of Delek as a customer would have a material adverse effect on both of our operating segments. We derive a substantial majority of our gross margin, which is defined as net sales less cost of goods sold, from fee-based commercial agreements with Delek or as a direct result of its operations. For more information pertaining to these agreements, please see "—Commercial Agreements." We also have other customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.

Major Customers

Sunoco LP accounted for 10.5%, 16.2% and 23.3% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Delek, directly or indirectly, accounted for 32.8%, 24.2% and 13.6% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. However, we believe that gross margin is a better measure of performance of our business than revenue, particularly in our wholesale marketing and terminalling segment, as total revenue varies with the price of the underlying product, such as a gallon of finished product. Accordingly, we believe that, for the purpose of evaluating our business on a customer-specific basis, gross margin is a more accurate indicator to reflect the importance of certain customers to our operations. Delek, directly or indirectly, accounted for 90.5%, 90.0%, and 76.6% of our gross margin for the years ended December 31, 2016, 2015 and 2014, respectively.

Competition

Pipelines and Transportation

Our business in this segment primarily consists of gathering, transporting and storing crude oil, intermediate and finished products for Delek and third parties, especially other refiners. We face competition for the transportation and storage of crude oil from other pipeline owners whose pipelines or storage facilities (i) may have a location advantage over our pipelines or storage facilities, (ii) may be able to transport or store more desirable crude oil or finished products to Delek or to third parties, (iii) may be able to transport or store crude oil or finished product at a lower rate, or (iv) may be able to store more crude oil or finished product. Any or all such factors could cause Delek, or our third-party customers, to reduce throughput to a level that is below the minimum throughput commitments established in any contracts we may have with them or determine not to renew such contracts when the term expires.

As a result of our physical integration with Delek's El Dorado Refinery, and our contractual relationships with Delek relative to the El Dorado Refinery, we do not believe that we will face significant competition for the transportation of crude oil or refined products to or from the El Dorado Refinery, particularly during the term of our Lion Pipeline System, SALA Gathering System, El Dorado Tank Assets

and El Dorado Assets agreements with Delek. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek.

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

Pursuant to an exclusive marketing agreement with Delek, the term of which currently expires in 2026, we market 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke). As a result, we do not believe that we will face significant competition for these services from third parties. In addition, as a result of our physical integration with the Tyler Refinery and our contractual relationships with Delek relative to the Tyler Refinery, we do not believe that we will face significant competition for the storage or throughput of intermediate or refined products at the Tyler Refinery, particularly during the term of our agreements with Delek. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. Should Delek's wholesale customers, however, reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell under the aforementioned agreement could decrease below the minimum volume commitment under the contract. Delek's Tyler Refinery is the only full-range product supplier within 100 miles; therefore, we believe its location gives the Tyler Refinery a natural advantage over more distant competitors.

Governmental Regulation and Environmental Matters

Rate Regulation of Petroleum Pipelines

The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Railroad Commission of Texas, the Louisiana Public Service Commission and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements.

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In addition, on October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking on Revisions to Indexing Policies and Page 700 of FERC Form No. 6, which could, if final rules are implemented as proposed, increase reporting burdens on interstate liquids transportation providers and, in some cases, prohibit pipelines, including ours, from increasing rates even if warranted by the annual index. See Item 1A, "Risk Factors—Risks Relating to Our Business."

While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly such assets may be subject to additional regulation by the applicable governmental authorities in those states. Without limitation, certain of our pipeline assets in Texas are operated under Texas Railroad Commission regulation and subject to filed tariffs with that agency. See Item 1, "Business—Pipelines and Transportation—Greenville-Mount Pleasant Pipeline and Greenville Storage Facility" for additional information on these tariffs. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve shipper complaints informally.

Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide, for which we do not have a tariff on file at the FERC, is within its jurisdiction. If the FERC were successful with any such assertion, the FERC's ratemaking methodologies may subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by FERC, as discussed above in Item 1, "Business—Pipelines and Transportation—East Texas Crude Logistics System." If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to FERC tariff filing requirements and other regulatory requirements for the provision of transportation service.

Department of Transportation

The PHMSA of the United States Department of Transportation ("DOT") regulates the design, construction, testing, operation, maintenance, reporting and emergency response of crude oil, petroleum products and other hazardous liquids pipelines and other facilities, including certain tank facilities used in the transportation of such liquids. These requirements are complex, subject to change and, in certain cases, can be costly to comply with. We believe our operations are in substantial compliance with these regulations, but cannot assure you that substantial expenditures on our part will not be required to remain in compliance. Moreover, certain of these rules are difficult to insure adequately, and we cannot assure you that we will have adequate insurance to address costs and damages from any noncompliance.

The United States Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (or Pipeline Safety Act) was enacted on January 3, 2012, pursuant to which the maximum civil penalties for certain violations were increased from $100,000 to $200,000 per violation per day and from a total cap of $1 million to $2 million. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We intend to work closely with our industry associations to participate with and monitor DOT-PHMSA's efforts.

In January 2017, PHMSA finalized a new regulation that, once effective, will impose additional responsibilities concerning the operation, maintenance, and inspection of hazardous liquid pipelines; the reporting of pipeline incidents; reference standards for in-line pipeline inspection and the direct assessment of stress corrosion cracking; and other requirements. We are reviewing the new regulations and intend to adjust our operations, to the extent necessary, in order to comply with the regulations upon their effective date.

The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.

The Federal Motor Carrier Safety Administration of the DOT regulates safety standards and monitors drivers and equipment of commercial motor carrier fleets. Such standards include vehicle and maintenance inspection requirements, limitations on the number of hours drivers may operate vehicles and financial responsibility requirements. We believe that the operations of our fleet of crude oil and finished products truck transports are substantially in compliance with these regulations and safety requirements.

Environmental, Health and Safety

We are subject to extensive and periodically changing federal, state and local laws and regulations relating to the protection of the environment, health and safety. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, the remediation of contamination and the protection of workers and the public. Compliance with environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines, and related operations, and may be subject to revocation, modification and renewal. These laws and permits may become the basis for future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed or are assigned responsibility.

We believe that our current operations are in substantial compliance with existing environmental, health and safety requirements. However, these laws and regulations are subject to changes by regulatory or judicial authorities. The recent legislative and regulatory trend has been to place increasingly stringent restrictions and limitations on activities that may affect the environment; however, the impact of the change in administration on future changes to environmental laws and regulations remains uncertain. Continued and future compliance with such laws and regulations may require us to incur significant expenditures. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage, or natural resources damages. See "—Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures.

Indemnification

Under the Omnibus Agreement, Delek has agreed to indemnify us for certain environmental matters associated with the ownership of our assets as specified therein, including matters arising from operations by Delek, at or before the time of our acquisition of these assets from Delek.

Air Emissions and Climate Change

Our operations are subject to the Clean Air Act and its regulations and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies. Any such future obligations may require us to incur significant additional capital or operating costs. These air emissions requirements also affect Delek's refineries, from which we receive a substantial portion of our revenues. In the future, Delek may be required to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Delek, they could have a material effect on our business and results of operations.

On May 15, 2012, EPA rules took effect that subject oil and natural gas operations, including production, processing, transmission and storage to regulation under the New Source Performance Standards (NSPS) and National Emission Standards for Hazardous Air Pollutants (NESHAP) programs. The finalized regulations establish specific new requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. The EPA recently finalized updates to new source performance standard requirements that took effect August 2, 2016 that impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations. These rules do not directly apply to our operations and we do not expect them to have a significant impact on our business.

On October 23, 2015, the EPA published as a final rule the Clean Power Plan, which sets performance rates for GHG emissions from power generating units firing coal, oil or natural gas. While we do not operate power plants governed by this final rule, it remains unclear what impact the rule may have on demand for oil, coal, natural gas and renewable energy sources, including crude oil and refined products transported and stored by us. These and other GHG-related requirements that disproportionately affect the cost of energy from oil in comparison to competing energy sources could affect demand for our services. The U.S. Supreme Court has stayed the Clean Power Plan final rule until pending legal challenges are resolved. Although the outcome of these legal challenges remains uncertain, with the change in the administration, the Clean Power Plan rule is not currently expected to be implemented.

Renewable Fuel Standard

The Energy Independence and Security Act of 2007 ("EISA") was enacted into federal law in December 2007 creating the Renewable Fuel Standard - 2 (RFS-2) rule, requiring the amounts of renewable fuel sold or introduced in the United States to reach 36 billion gallons by 2022. The EPA has finalized volume requirements for 2017, however, the requirements remain subject to review by the current administration. Additionally, the EPA has the ability to alter the annual blending requirements. Although Delek’s refineries are obligated parties under this rule, our entities are not obligated parties and have no requirement to blend specific volumes of renewable fuels. However, the requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.

Hazardous Substances and Waste

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into water or soils, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as Superfund, and comparable state laws, impose liability without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up certain sites.

We also generate small quantities of solid wastes, including hazardous wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), and comparable state laws. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements, because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our, and our competitors’, maintenance capital expenditures and operating expenses.

We currently own and lease, and Delek has in the past owned and leased, properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.

Water

Our operations can result in the discharge of pollutants, including crude oil and refined products. Several of our pipelines and terminals are located near, or cross under or over, environmentally sensitive waters, such as streams, creeks, rivers, lakes and wetlands. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions of the Oil Pollution Act of 1990 (the "OPA"), the Water Pollution Control Act of 1972 (the "Clean Water Act") and related state requirements. These requirements subject owners of covered facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar and, in some cases, more stringent laws.

Regulations under the Clean Water Act, the OPA and state laws also impose additional regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain spill prevention control and countermeasure plans at many of our facilities. In addition, the OPA requires that most oil transport and storage companies maintain and update various oil spill prevention and oil spill contingency plans. We maintain such plans, and where required have submitted plans and received federal and state approvals necessary to comply with the OPA, the Clean Water Act and related regulations. We regularly review and modify our crude oil and refined product spill prevention plans and procedures to help prevent crude oil and refined product releases and to minimize potential impacts should a release occur.

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

Risks Relating to Our Business

Delek, directly or indirectly, accounts for a substantial majority of our gross and contribution margins. Therefore, we are indirectly subject to the business risks of Delek. If Delek changes their business strategy, fails to satisfy their obligations under our commercial agreements for any reason or significantly reduces the volumes transported through our pipelines or handled at our terminals or its use of our marketing services, then our revenues, and, consequently, our margins would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.

Delek, directly or indirectly, accounted for 90.5%, 90.0% and 76.6% of our gross margin for the years ended December 31, 2016, 2015 and 2014, respectively, and is the only customer for a substantial majority of our assets. In addition, Delek is, effectively, through its supply and offtake agreement with its assignee, the principal customer for our Lion Pipeline System, our SALA Gathering System and our El Dorado, Memphis and North Little Rock terminals. Please see "Item 1- Business - Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." As we expect to continue to derive the substantial majority of our margins from Delek, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek’s assignees. If Delek were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek’s management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek's obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek. The initial terms for some of these agreements expire in November 2017. Delek has opted to renew these agreements for subsequent five-year terms. However, there are numerous other agreements with Delek that are not yet eligible for renewal. If Delek fails to renew these contracts as they come up for renewal, or if Delek fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated for any reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek’s or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek and its assignees, including, but not limited to, the following:

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our assets and facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Delek’s refining operations, on which our operations are substantially dependent and over which we have no control, are subject to these and other operational hazards and risks inherent in refining crude oil. A significant accident or event, such as described above at Delek’s facilities, could damage our assets, expose us to significant liability and could affect Delek’s ability and/or obligation to satisfy the minimum volume commitments under our commercial agreements with Delek, any of which could have a material adverse effect on our business, financial condition and results of operations.

Further, significant portions of our pipeline systems, including our gathering system, and storage and terminalling facilities have been in service for many decades, which could enhance the risks and operational hazards discussed above. The age and condition of our systems could also result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. Any significant increase in maintenance and repair expenditures or loss of revenue due to the age or condition of our systems could adversely affect our business and results of operations and our ability to make cash distributions to our unitholders.

Our insurance policies and other contractual protections from Delek do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We are insured under the property, liability and business interruption insurance policies of Delek, subject to the deductibles and limits under those policies. To the extent Delek experiences losses under the insurance policies, the limits of our coverage may be decreased. In addition, we are not insured against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because Delek’s business interruption policy does not cover losses for the first 21, 30, 45 or 60 days of the interruption, depending on the facility covered, a significant part, or all, of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. Large energy industry claims could result in significant increases in the level of premium costs and deductibles for participants in the energy industry. Insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance coverage they are willing to offer or demand significantly higher premiums or deductibles. If significant changes occur in the number or financial solvency of insurance underwriters for the energy industry, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at a reasonable cost.

Furthermore, any loss under the insurance policies experienced by Delek may impact our ability to obtain, renew or arrange for adequate alternative coverage. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.

Under the Omnibus Agreement, Delek has also agreed to reimburse us for certain losses related to certain asset failures, which provisions expire at various times depending on the asset involved. See Item 1, "Business—Commercial Agreements—Other Agreements with Delek—Omnibus Agreement." However, upon such expiration, or if Delek were to default under the Omnibus Agreement or otherwise fail to satisfy its obligations to us and insurance coverage was not otherwise available or was otherwise available only at substantial retention levels or cost, we could suffer significant losses that could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to generate sufficient cash flow, our ability to pay quarterly distributions to our common unitholders at all, at current levels or in an amount equal to the minimum quarterly distribution or our ability to increase our quarterly distributions in the future could be impaired materially.

Our ability to pay quarterly distributions (including distributions equal to, or in excess of, the minimum quarterly distribution) depends primarily on cash flow, including cash flow from operations, cash from financial reserves, cash from credit facilities and cash from the capital markets, and not solely on profitability, which is affected by non-cash items. As a result, we may pay cash distributions during periods of losses and may be unable to pay cash distributions during periods of income. Our ability to generate sufficient cash flow is largely dependent on our ability to manage our business successfully, but may also be affected by economic, financial, competitive, regulatory and other factors beyond our control. For example, we may not be able to obtain debt or equity financing on terms that are favorable to us, if at all, and we may be required to fund our working capital requirements principally with cash generated by our operations and borrowings under our credit facilities and not to increase or pay distributions.

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

Our assets and operations are subject to federal, state and local laws and regulations relating to environmental protection, pipeline integrity and safety that could require us to make substantial expenditures. In addition, our business involves the risks of spills, releases and emissions from our facilities, which could require us to make substantial expenditures and subject us to fines and penalties.

Our assets and operations involve the transportation and storage of crude oil and products, which are subject to increasingly stringent and extensive federal, state and local laws and regulations related to the discharge and remediation of materials in the environment, greenhouse gas emissions, waste management, species and habitat preservation, pollution prevention, pipeline integrity and other safety-related regulations, and characteristics and composition of fuels. These laws and regulations require us to comply with various safety requirements regarding the design, installation, testing, construction and operational management of certain of our assets. These requirements have raised operating costs, and compliance with such laws and regulations may cause us to incur potentially material capital expenditures associated with the construction, maintenance and upgrading of equipment and facilities. Environmental laws and regulations, in particular, are subject to frequent change, and many of them have become and may continue to become more stringent.

Transportation and storage of crude oil and products involves inherent risks of spills and releases and emissions into the air from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. We have experienced multiple releases and spills from our facilities and are subject to ongoing remediation and/or monitoring projects. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of crude oil and products over water, or proximate to navigable bodies of water, involves inherent risks (including risks of spills) and could subject us to the provisions of the OPA, the Clean Water Act and similar state environmental laws should a spill occur from our facilities. See "Item 1-Business-Governmental Regulation and Environmental Matters-Water." Among other things, the OPA requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove, to the maximum extent practicable, a “worst case discharge.” While our plans are designed to mitigate environmental impacts, such plans may not protect us from all liability associated with the discharge of crude oil or products into navigable waters.

With respect to the releases that have occurred, or for an event that occurs or is discovered in the future, whether in connection with any of our assets or any other facility to which we send or have sent waste or by-products for treatment or disposal, or a facility or assets that we may acquire from time to time as part of our ongoing growth strategy, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury, property damage and natural resource damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, even if we are insured against such risks, we may be responsible for costs or penalties to the extent our insurers do not fulfill their obligations to us or our insurance policies do not cover such items. Our failure to comply with these, or any other environmental, pipeline integrity or safety-related laws or regulations, could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. At present, the United States Department of Justice is evaluating an enforcement action on behalf of the Environmental Protection Agency with regard to potential Clean Water Act violations arising from the 2013 release at our Magnolia Station. See "Item 3- Legal Proceedings." In addition, we could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with such laws or regulations in order to bring our assets into compliance. Any such expenses, penalties or liabilities could have a material adverse effect on our business, financial condition or results of operations. While we are entitled to reimbursement or indemnification from Delek for certain environmental liabilities under the Omnibus Agreement, such reimbursement or indemnification may not fully cover any damages we may incur, or Delek may default on or otherwise fail to satisfy its obligations to us, which could have a material adverse effect on our business, financial condition or results of operations.

Further, certain of our pipeline facilities are subject to the pipeline safety regulations of the PHMSA at the DOT. PHMSA regulates the design, construction, testing, operation, maintenance, reporting and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities.

PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for hazardous liquids pipelines located where a leak or rupture could affect “high consequence areas” that are populated or environmentally sensitive areas, although recent rulemaking is extending certain requirements beyond high consequence areas. PHMSA has also issued regulations that subject certain rural low-stress hazardous liquids pipelines to the integrity management requirements. The integrity management regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	maintain processes for data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.

PHMSA also carries out the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, imposed new emergency response and incident notification requirements and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Protecting our Infrastructure of Pipelines and Enhancing Safety Act (the "PIPES Act") was finalized in 2016, reauthorizing PHMSA’s pipeline safety programs through 2019 and directing PHMSA to complete unfinished mandates of the 2011 Act. The PIPES Act also directs PHMSA to provide a report to Congress within eighteen months studying the risks and providing safety recommendations for existing hazardous liquid pipelines as well as giving the agency increased emergency order authority to shut down and restrict pipeline use for unsafe conditions or practices.

We may incur significant costs and liabilities associated with compliance with pipeline safety regulations, and any corresponding repair, remediation, preventive or mitigation measures required for our non-exempt pipeline facilities, including lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Moreover, changes to pipeline safety laws and regulations that result in more stringent or costly pipeline integrity management or safety standards could have a material adverse effect on us and similarly situated operators.

A material decrease in wholesale fuel margins or in the quantity of barrels sold to wholesale customers could adversely affect our financial condition, results of operations, cash flows and ability to service our indebtedness.

Our wholesale fuel sales in our west Texas business are made to third party customers. The margins we earn on these sales ,and the quantity of barrels we sell, are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, the price of ethanol and the value of renewable identification numbers ("RINs") we receive from blending renewable fuels. Specifically, among other circumstances, the margins we earn through these activities may be adversely impacted in the event of excess supply of refined products or decreased customer demand. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that we achieve. These, and other dynamics, may also result in our customers reducing their purchases of product from us in favor of purchasing more product from other refiners or suppliers. Further, decreases in the value of RINs could impact our margins in our wholesale business. In addition, our margins are affected by the price we pay for ethanol, which is blended into certain refined products. We occasionally lock in ethanol prices by committing to purchase ethanol in the future at a certain price. If the spot price for ethanol at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer barrels of product to wholesale customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.

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

Our commercial agreements with Delek and third parties provide that the counterparty may, depending on the commercial agreement, suspend, reduce or terminate its obligations to us under the applicable agreement, including the requirement to pay the fees associated with the applicable minimum volume commitments, in the event of (i) a material breach of the agreement by us, (ii) in the case of Delek, Delek deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, or (iii) the occurrence of certain force majeure events that would prevent us or the third party from performing our or its obligations under the applicable agreement. Force majeure events may include any acts or occurrences that prevent services from being performed either by us or such third party under the applicable agreement, such as:

•	acts of God;

•	strikes, lockouts or other industrial disturbances;

•	acts of the public enemy, wars, blockades, insurrections, riots or civil disturbances;

•	storms, floods or washouts;

•	arrests or the order of any court or governmental authority having jurisdiction while the same is in force and effect;

•	explosions, breakage or accident to machinery, storage tanks or lines of pipe;

•	any inability to obtain, or unavoidable delay in obtaining, material or equipment;

•	any inability to deliver crude oil or refined products because of a failure of third-party pipelines; and

•	any other causes not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.

Our counterparties have the discretion in certain circumstances to decide to suspend, reduce or terminate their obligations under our commercial agreements notwithstanding the fact that their decisions may significantly and adversely affect us.

Accordingly, there exists a broad range of events that could result in us being unable to utilize our assets, and Delek or its assignee or a third party, as the case may be, no longer having an obligation to meet its minimum volume commitments or pay the amounts otherwise owing under the applicable agreement. Furthermore, a single event relating to one of Delek’s refineries could have such an impact on multiple of our commercial agreements with Delek or its assignee. Any reduction, suspension or termination of any of our commercial agreements could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek, our ability to make distributions to our unitholders may be impaired.

Delek is not obligated to use, or to pay us with respect to our services, for volumes of crude oil or refined products in excess of the minimum volume commitments under the various commercial agreements with us. During refinery turnarounds, which typically last 30 to 60 days and are performed every three to five years, and during other planned or unplanned maintenance periods, Delek may only satisfy its minimum volume commitments during such periods with respect to our assets that serve the refinery. In addition, the initial terms of Delek’s obligations under those agreements range from five to ten years, unless earlier terminated as described above, with Delek having the option to renew. If Delek fails to use our services for volumes of crude oil or refined products in excess of the minimum volume commitments or fails to use our facilities and services after expiration of those agreements, or if Delek terminates those agreements prior to their expiration, and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be impaired.

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

The volumes of crude oil and refined products that we may transport on our pipelines will depend on the volumes of crude oil processed and refined products produced at Delek’s refineries, as well as third parties' desire to transport crude on our systems, including our Paline Pipeline. The volumes of crude oil processed and refined products produced depend, in part, on the availability of attractively priced crude oil. For example, if a shipper on one of our pipeline systems is unable to locate or purchase attractively priced crude, which could happen due to a large number of market factors, and their shipments on our system are made in large part because of the pipeline's proximity to such attractively priced crude, then our pipeline may not be utilized. If the capacity of such pipeline is not under contract, or the pipeline is not utilized at all or to its capacity, then our results may be adversely affected. Our Paline Pipeline is such a pipeline. We previously had two separate agreements with unrelated third parties for such parties to reserve capacity of a combined 35,000 bpd on the Paline Pipeline; however, the term of each of these agreements has now expired. Since the capacity agreements on the Paline Pipeline have now expired, the Paline Pipeline may go unused or underused for a period of time, which could affect our operating results if third parties are no longer interested in transporting crude oil along that route for economic reasons associated with the price of crude or other reasons.

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

A portion of our operations are conducted through joint ventures, over which we do not have full control and which have unique risks.

A portion of our operations are conducted through joint ventures, in which we have been making investments since 2015. We are able to appoint members to the managing boards of each of the joint ventures and maintain certain rights of approval over certain actions of our partners and/or their affiliates. However, our partners in each of our joint ventures, or their affiliates, serve as, or are responsible for, the contractor and the operator of the joint ventures' assets, and we have limited control over the same. In addition, we have limited control over the cash distribution policies of each of the joint ventures.

We share ownership in the joint ventures with partners that may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, operating results and cash flows.

Our substantial dependence on Delek's Tyler and El Dorado Refineries, as well as the lack of diversification of our assets and geographic locations, could adversely affect our ability to make distributions to our common unitholders.

We believe that a substantial majority of our gross and contribution margins for the foreseeable future will be derived from the operation of our pipelines, gathering systems and terminal and storage facilities that support the Tyler and El Dorado Refineries and are primarily located in Arkansas and Texas and, to a lesser degree, Louisiana and Tennessee. Any event that renders either Delek refinery temporarily or permanently unavailable could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of multiple commercial agreements in the affected geographic area. In addition, during planned maintenance periods or a refinery turnaround, we expect that Delek, or its assignee, may only satisfy its minimum volume commitments with respect to our assets that serve such refinery. Please see “—Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” and “—If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek, our ability to make distributions to our unitholders may be impaired.”

We are exposed to direct commodity price risk and interest rate risk, both of which may increase in the future. We may incur losses as a result of our forward contract activities and derivative transactions.

We typically own and hold a certain amount of inventory of light products in our business with respect to our wholesale marketing business in west Texas. Depending on our ability to sell such inventory, and the timing in which we do so, we could be exposed to risks related to the volatility of commodity prices in west Texas. Such volatility depends on many factors, including general market conditions and prices, demand for refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. In addition, our actual product acquisitions from suppliers versus the amount we nominated to acquire may result in us being effectively long or short with respect to a given product and thus subject to further commodity price risk. This exposure to the volatility of commodity prices could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

To partially mitigate the risk of various financial exposures inherent in our business, including commodity price risk and interest rate risk, we selectively use derivative financial instruments, such as fuel-related derivative transactions, and may use interest rate swaps and interest rate cap agreements. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value in accordance with their terms and upon termination. The maintenance of required margin accounts, and the settlement of derivative contracts, could cause us to suffer losses or limit gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales price of wholesale gasoline. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.

Our ability to expand may be limited if Delek’s business does not grow as expected.

Part of our growth strategy depends on the growth of Delek’s business. For example, in our terminals and storage business, we believe our growth will be driven in part by identifying and executing organic expansion or new construction projects that will result in increased or new throughput volumes from Delek, its assignees and third parties. Our organic growth opportunities will be limited if Delek is unable to acquire new assets for which our execution of organic projects is needed. Additionally, if Delek focuses on other growth areas that our business does not serve, or does not make capital expenditures to fund the organic growth of its operations, we may not be able to fully execute our growth strategy.

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

In order to expand our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. We will be required to use cash from our operations or incur borrowings or sell additional limited partner units or interests in order to fund our expansion capital expenditures. Using cash from operations will reduce cash available for distribution to our common unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, as well as the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. Moreover, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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

These pipelines, terminals and other facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity, corporate business decisions or because of damage from hurricanes or other operational hazards. In addition, we do not have interconnect agreements with all of these pipelines, terminals and other facilities, and the interconnect agreements we do have may be terminated in certain circumstances, including circumstances beyond our control, and on short notice. If any of these pipelines, terminals or other facilities becomes unable to receive or transport crude oil or refined products, we may be unable to perform our obligations under our commercial agreements with Delek and third parties, and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.

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

In our west Texas wholesale marketing business, we primarily sell refined products produced by refineries owned by unaffiliated third parties and Delek. We receive a majority of the products we sell in west Texas under one contract which runs through 2017 and has no renewal options. The remainder of the barrels sold in west Texas are spot purchased from various suppliers or refiners, including Delek. We could experience an interruption or reduction in the supply or delivery of refined products if our suppliers, or the refineries who supply us or our suppliers, partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events, such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. An interruption or reduction in the volume of refined products supplied to our wholesale business could adversely affect our sales and profitability.

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

As of December 31, 2016, we had approximately $392.6 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility. Our level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;

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

Certain of our pipelines provide services that may be subject to regulation by the FERC, under the ICA, the Energy Policy Act of 1992 and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. The FERC's primary rate-making authority is currently price-indexing; if the methodology changes, the new methodology may result in tariffs that generate lower revenues and cash flows. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum available rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. We note that the FERC index has been set at a level for the period from 2016-2021 that is lower than that which was in effect from 2010-2015; this is likely to result in lower annual rate increases for the coming 2017-2021 period for our transportation and other rates that are subject to the FERC index for annual adjustments, compared to the previous five-year period, and indeed the index level for the 2016 index rate adjustment required a decrease in certain of our interstate transportation rates to comply with the reduced ceiling level. Furthermore, on October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking regarding Revisions to Indexing Policies and Page 700 of FERC Form No. 6, (the “ANOPR”). If final rules are implemented as proposed in that ANOPR, our reporting burdens for providing to FERC annual throughput, revenue and cost of service information would likely increase. In addition, if implemented as proposed, FERC regulations based on the ANOPR would create new tests for whether our pipelines providing service subject to FERC tariffs could increase rates in accordance with the FERC index in a given year and could restrict our ability to increase our rates as a result.

Shippers may protest, and the FERC may investigate, the lawfulness of new or changed tariff rates. The FERC can suspend those tariff rates for up to seven months. It can also require refunds of amounts collected, based on rates that are ultimately found to be unlawful, and prescribe new rates prospectively. The FERC and interested parties can also challenge tariff rates that have become final and effective.

The FERC can order new rates to take effect prospectively and order reparations for past rates that exceed the just and reasonable level for time periods up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues. In addition, on December 15, 2016, FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs, (the “NOI”). The NOI sought comments on how FERC should address any double recovery for partnership-owned pipelines resulting from FERC’s current income tax allowance and rate of return policies. If the NOI results in final regulations or policy changes that alter FERC’s current approach to liquids pipeline ratemaking and the relevant components of our interstate pipeline transportation rates, those changes could require us to change our rate design and potentially lower our rates if they are challenged on a cost of service basis. The FERC also regulates the terms and conditions of service, including access rights, for interstate transportation on common carrier pipelines subject to its jurisdiction.

While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not, at some point, assert that some or all of the transportation service we provide is within its jurisdiction. If the FERC were successful with any such assertion, its rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by FERC. If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to FERC tariff filing requirements and other regulatory requirements for the provision of transportation service. If we file tariffs, we may be required to provide a cost justification for the transportation charge. We would also be required to provide service to all prospective shippers making reasonable requests for service without undue discrimination and to operate in a manner that does not provide any undue preference to shippers. The rates under such tariffs may be insufficient to allow us to recover fully our cost of providing service on the affected pipelines, which could adversely affect our business, financial condition and results of operations. In addition, regulation by the FERC may subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.

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

In addition, the fees we charge on certain of our other contracts not involving regulated or other pipelines are also subject to change based on inflation based indices, such as certain sub-indices of the producer price index or the consumer price index. If the index rises, we will be able to increase our rates. However, if the index falls, we will be required to reduce our rates.

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

None of our, or Delek’s, debt is presently rated by any credit rating agencies. If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage or any future credit rating of Delek, as credit rating agencies may consider the leverage and credit profile of Delek and its affiliates, because of their ownership interest in and control of us and because Delek accounts for a substantial majority of our contribution margin. Any adverse effect on our potential credit rating could increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.

Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Floating interest rates on our existing credit facility, to the extent not hedged, and interest rates on future credit facilities and debt offerings, could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Our right of first offer to acquire certain of Delek’s existing logistics assets and certain assets that it may acquire or construct in the future is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

The Omnibus Agreement provides us with a right of first offer on certain of Delek’s existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions and time limitations. The consummation and timing of any future acquisitions pursuant to this right will depend on, among other things, Delek’s willingness to offer such assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Delek is under no obligation to accept any offer that we may choose to make. In addition, we may decide not to exercise our right of first offer, if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Delek at any time in the event that it no longer controls our general partner.

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

We may be unsuccessful in integrating the operations of the assets we have acquired or of any future acquisitions with our existing operations and in realizing all or any part of the anticipated benefits of any such acquisitions.

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

A portion of our strategy to grow and increase distributions to unitholders is dependent on our ability to expand existing assets and to construct additional assets, including through investments in joint ventures. The construction of a new pipeline or terminal, or the expansion of an existing pipeline or terminal, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we, or joint ventures we invest in, undertake these types of projects, they may not be completed on schedule, or at all, or at the budgeted cost. Moreover, we, or the joint ventures we invest in, may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects. Even if such commitments are received, an increase in revenue may not be realized for an extended period of time. For instance, if we build, or invest in a joint venture that builds, a new pipeline, the construction will occur over an extended period of time, and we will not receive any material increases in revenues until after completion of the project, if at all. In addition, we, or the joint ventures we invest in, may construct facilities to capture anticipated future growth in production in a region or gain access to crude supplies at lower costs, and such growth or access may not materialize. As a result, new facilities may not be able to attract enough throughput to achieve the expected return on investment, which could adversely affect our results of operations and financial condition and our ability to make distributions to our unitholders.

We do not own all of the land on which most of our pipelines and several of our facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which most of our pipelines, tank farms and terminal facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases, if such rights-of-way or leases lapse or terminate or if our facilities are not properly located within the boundaries of such leases or rights-of-way. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of those agreements may grant us those rights for only a specific period of time. Our loss of such rights, through our inability to renew any rights-of-way contracts, or a significant increase in the costs of these rights, could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.

Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. In addition, material modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products and services.

In December 2009, the EPA published its findings that emissions of greenhouse gases, or GHGs, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. In addition, the EPA expanded its existing GHG emissions reporting rule to include onshore oil and natural gas processing, transmission, storage, and distribution activities, beginning in 2012 for emissions occurring in 2011. On October 23, 2015, the EPA published as a final rule the Clean Power Plan, which sets performance rates for GHG emissions from power generating units firing coal, oil or natural gas. While we do not operate power plants governed by this final rule, the impact of the rule on demand for oil, coal, natural gas and renewable energy sources, including crude oil and refined products transported and stored by us remains unclear. On February 9, 2016, the U.S. Supreme Court stayed the Clean Power Plan final rule until pending legal challenges are resolved; however, with the change in administration, the Clean Power Plan rule is not currently expected to be implemented. Congress has also from time to time considered legislation to reduce emissions of GHGs. Efforts have been made,and continue to be made, in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently, in April 2016, the United States became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which became effective by its terms on November 4, 2016, will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years, beginning in 2020. Although it is not possible to predict the requirements of any GHG legislation or regulations that may be enacted or promulgated, any laws or regulations that may be adopted to restrict or reduce GHG emissions may require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs could have a material adverse effect on our business, financial condition or results of operations. Moreover, GHG regulation could also impact the consumption of refined products, thereby affecting the demand for our services.

In 2010, the EPA and the National Highway Transportation Safety Administration (NHTSA) finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. During 2016, the EPA conducted a mid-term evaluation of progress in meeting vehicle GHG standards and in January 2017 the EPA issued a determination to maintain the current GHG emissions standards for model year (MY) 2022-2025 vehicles. In August 2016, the EPA and the U.S. Department of Transportation's National Highway Traffic Safety Administration (NHTSA) jointly finalized standards for medium- and heavy-duty vehicles regulating fuel efficiency and carbon pollution. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek’s refineries, which could adversely impact our business, results of operations and cash flows.

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

The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuate during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic, while demand for asphalt products, which is a substantial product of Delek's El Dorado Refinery, is lower in the winter months. In addition, our refining customers, such as Delek, occasionally slow or shut down operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or finished products by our customers, and therefore limit our volumes or throughput during these periods, and could adversely affect our customers’ business, financial condition and results of operations, which may adversely affect our business, financial condition and results of operations.

Regulations adopted by the Commodity Futures Trading Commission could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The U.S. Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is comprehensive financial reform legislation that, among other things, establishes new federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. The Dodd-Frank Act was enacted in 2010, and the Commodity Futures Trading Commission (“CFTC”), and the SEC, along with certain other regulators, have promulgated final rules to implement many of the Dodd-Frank Act’s provisions relating to over-the-counter derivatives. Most of these rules have been finalized, while others have not; as a result, the final form and timing of the implementation of certain parts of the regulatory regime affecting commodity derivatives remains uncertain. Among other consequences of the new regulations, entities that enter into derivatives (including futures and exchange-traded and over-the-counter swaps) are expected to be subject to aggregate position limits for certain futures, options and swaps (under a pending regulatory proposal that is not yet final), and are currently subject to recordkeeping and reporting requirements. There can be no assurance that, when fully implemented, this regulatory regime will not have a material adverse effect on our ability to hedge our exposure to commodity prices, interest rates and other risks to the extent that we use derivatives to do so.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources, including natural disasters, software viruses or other malware, power failures, cyber attacks and other events to the extent that these information systems are under our or Delek’s control. Delek has implemented measures, such as virus protection software, intrusion detection systems and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security, or our inability to use or access these information systems at critical points in time, could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.

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

Our Partnership Agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties.

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

Delek may compete with us.

Delek may compete with us. Under the Omnibus Agreement, Delek and its affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Delek. This restriction, however, does not apply to:

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

In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our Partnership Agreement, and we do not anticipate there being limitations in any of our credit facilities, on our ability to issue additional units, including units ranking senior to the common limited partner units. The incurrence of additional borrowings, or other debt, to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.

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

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under the Partnership Agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or its conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub bullets above, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. The general partner may still take action with respect to any affiliate transactions or the resolution of a conflict of interest without satisfying any of the sub bullets above. In such case, it is not entitled to the presumption of good faith discussed above.

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

Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 17, 2017, Delek owned 62.0% of our outstanding common limited partner units.

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

Delek holds 15,077,092 common limited partner units. In addition, we have agreed to provide Delek with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner intends to limit its liability regarding our obligations.

Our general partner intends to limit its liability under contractual arrangements, so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our Partnership Agreement permits our general partner to limit its liability, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Our general partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek. At February 17, 2017, Delek owned 15,077,092 common limited partner units, or 62.0% of our total outstanding common limited partner units.

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

In the event of a reset of the minimum quarterly distribution and the target distribution levels, the holders of the incentive distribution rights will be entitled to receive, in the aggregate, the number of common limited partner units equal to that number of common limited partner units which would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in the prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain its general partner interest in us that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not otherwise be sufficiently accretive to cash distributions per common unit. It is possible, however, that our general partner or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights, and may therefore desire to be issued common limited partner units rather than retain the right to receive incentive distribution payments based on target distribution levels that are less certain to be achieved in the then-current business environment. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued common limited partner units to our general partner or its transferee in connection with resetting the target distribution levels.

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

The anticipated after-tax economic benefit of an investment in the common limited partner units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the "IRS") on this or any other tax matter affecting us.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common limited partner units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any changes or proposals will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common limited partner units. On October 5, 2016, the IRS and the U.S. Department of the Treasury published final, proposed and temporary regulations related to partnership disguised sales, debt basis rules and bottom dollar payment obligations. These regulations have prospective application and do not have a material impact on our historic operations. On January 24, 2017, the IRS and the U.S. Department of the Treasury published final regulations that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. The final regulations treat as qualifying income the income earned from separating and selling excess renewable identification numbers acquired as part of additization services to comply with environmental regulations.

Our unitholders’ share of our income will be taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder will be treated as a partner to whom we will allocate taxable income, which could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income will be taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes on such unitholder's share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we take, the market for our common limited partner units may be adversely impacted and the cost of any IRS contest would likely reduce our cash available for distribution to unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a material adverse effect on the market for our common limited partner units and the price at which they trade. In addition, our costs of any contest with the IRS would be borne indirectly by our unitholders and our general partner, because the costs would likely reduce our cash available for distribution.

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

Because we cannot match transferors and transferees of common limited partner units, and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder's sale of common limited partner units and could have a negative impact on the value of our common limited partner units or result in audit adjustments to such unitholder's tax returns.

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

Because a unitholder whose common limited partner units are loaned to a “short seller” to cover a short sale of common limited partner units may be considered as having disposed of the loaned common limited partner units, such unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common limited partner units during the period of the loan to the short seller and may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common limited partner units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those common limited partner units could be fully taxable as ordinary income. Therefore, our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common limited partner units.

We have adopted certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common limited partner units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common limited partner units may have a greater portion of their Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

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

We are subject to extensive tax laws and regulations, including federal, state and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authority. These audits may result in additional taxes, as well as interest and penalties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal assets, as of December 31, 2016, have been described in Item 1—Business—Pipelines and Transportation and Item 1—Business—Wholesale Marketing and Terminalling. We believe that our assets are adequate for our operations and adequately maintained.

Title to Properties and Permits

While we own the physical improvements consisting of our pipelines, substantially all of these pipelines are constructed on rights-of-way granted by the apparent record owners of the property, and in some instances these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets and state highways, and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.

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

Facilities

Our Nettleton Station and our Bradford Station are located on properties that are owned by third parties in which we have leasehold interests. Our North Little Rock Terminal, our El Dorado Terminal and tank farm, our Tyler Terminal and tank farm, the El Dorado Rail Offloading Racks and the Tyler Crude Tank are located on property leased by third parties, including Delek.

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

ITEM 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims, whether regulatory or other, arising out of our operations in the normal course of business, we do not believe that we are currently a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash flows. However, in June 2015, the United States Department of Justice notified us that they were evaluating an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from the March 2013 Magnolia Station release. We are currently negotiating a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unit Price and Cash Distributions

Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were three holders of record of our common units held by the public as of February 17, 2017. In addition, as of February 17, 2017, Delek and its affiliates owned 15,077,092 of our common units and 496,502 of our general partner units (the 2% general partner interest), which together constitute a 62.7% ownership interest in us.

The following table sets forth the range of the daily high and low sales prices per common unit for each quarterly period and the cash distributions to common unitholders with respect to each quarterly period during the years ended December 31, 2016 and December 31, 2015.

Quarter Ended	High Sales Price	Low Sales Price	Quarterly Cash Distribution per Limited Partner Unit (1)	Distribution Date	Record Date
December 31, 2016	$30.60	$21.30	$0.680	February 14, 2017	February 3, 2017
September 30, 2016	$29.59	$25.20	$0.655	November 14, 2016	November 7, 2016
June 30, 2016	$33.92	$24.16	$0.630	August 12, 2016	August 5, 2016
March 31, 2016	$35.25	$21.84	$0.610	May 13, 2016	May 5, 2016
December 31, 2015	$38.00	$28.05	$0.590	February 12, 2016	February 5, 2016
September 30, 2015	$48.46	$29.29	$0.570	November 13, 2015	November 6, 2015
June 30, 2015	$47.55	$30.69	$0.550	August 14, 2015	August 6, 2015
March 31, 2015	$44.96	$33.30	$0.530	May 14, 2015	May 4, 2015

(1)	Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our Partnership Agreement.

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

Intent to Distribute the Minimum Quarterly Distribution

We intend to pay a quarterly distribution of at least $0.375 per unit per quarter, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, we do not have a legal obligation to pay this distribution. The amount of distributions paid under our policy, and the decision to make any distribution, is determined by our general partner, taking into consideration the terms of our Partnership Agreement.

General Partner Interest and Incentive Distribution Rights

Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 496,502 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.

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

Expiration of Subordination Period

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015, and confirmation by the board of directors of our general partner (based on the recommendation of the conflicts committee) on February 25, 2016 that the requirements under the Partnership Agreement for the conversion of all subordinated units into common units were satisfied, the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of cash distributions paid or the total number of the Partnership's outstanding units representing limited partner interests.

Unregistered Sales of Equity Securities

Pursuant to the terms of our limited Partnership Agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the year ended December 31, 2016. Each sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 13, 2016	530	$26.05	$13,818
August 23, 2016	45	$26.20	$1,180
November 9, 2016	34	$21.70	$744
December 12, 2016	448	$30.45	$13,634

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2016. The selected historical consolidated financial data for the year ended December 31, 2012 is derived from audited consolidated financial statements of Delek Logistics Partners, LP Predecessor (the "DKL Predecessor"). The selected historical financial data for the 2012 period presented through November 6, 2012 is derived from consolidated financial results of the DKL Predecessor, and the period beginning November 7, 2012 is derived from consolidated financial results of Delek Logistics Partners, LP (the "Partnership"). All financial results have also been adjusted for subsequent transactions with predecessors as noted below.

During the years ended December 31, 2015, 2014 and 2013, the Partnership entered into various transactions with Delek and our general partner pursuant to which we acquired the following assets from Delek:

•
two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek's El Dorado Refinery (the "El Dorado Refinery")and related ancillary assets (the “El Dorado Assets”) effective March 31, 2015, (such transaction, the "El Dorado Rail Offloading Racks Acquisition");

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

The El Dorado Rail Offloading Racks Acquisition, the Tyler Crude Tank Acquisition, the El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control; such acquisitions hereinafter collectively referred to as the "Acquisitions from Delek." As entities under common control with Delek, transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Delek prior to the effective date of each acquisition for all periods presented. We refer to the DKL Predecessor and, prior to each acquisition date, the Acquisitions from Delek collectively as our “Predecessors.”

Our financial results may not be comparable, as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for additional information.

The following tables should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our consolidated financial statements in Item 8.

	Year Ended December 31,
	2016	2015	2014	2013	2012 (1)
					Predecessors
Statements of Income and Other Comprehensive Income Data:		(In thousands, except units and per unit data)
Net sales	$448,059	$589,669	$841,253	$907,428	$1,022,586
Operating costs and expenses	370,409	512,407	762,407	868,697	1,020,062
Operating income	77,650	77,262	78,846	38,731	2,524
Non-operating costs and expenses	14,765	11,246	8,656	4,570	2,682
Income (loss) before income tax (benefit) expense	62,885	66,016	70,190	34,161	(158)
Income tax expense (benefit)	81	(195)	132	757	(14,024)
Net income	62,804	66,211	70,058	33,404	13,866
Less: (Loss) income attributable to Predecessors	—	(637)	(1,939)	(14,426)	5,456
Net income attributable to partners	$62,804	$66,848	$71,997	$47,830	$8,410

Less: General partners' interest in net income (2%)	12,193	5,163	2,366	957
Limited partners' interest in net income	$50,611	$61,685	$69,631	$46,873
Net income per limited partner unit:
Common - (basic)	$2.08	$2.55	$2.88	$1.95
Common - (diluted)	$2.07	$2.52	$2.85	$1.93
Subordinated - Delek (basic and diluted)	$2.19	$2.54	$2.88	$1.95
Weighted average limited partner units outstanding:
Common units - (basic)	22,490,264	12,237,154	12,171,548	12,025,249
Common units - (diluted)	22,558,717	12,356,914	12,302,629	12,148,774
Subordinated units - Delek (basic and diluted)	1,803,167	11,999,258	11,999,258	11,999,258

(1)
The information presented includes the results of operations of our Predecessors. Prior to the completion of the Offering and subsequent acquisitions from Delek, our Predecessors did not record all revenues for intercompany gathering, pipeline transportation, terminalling and storage services.

	Year Ended December 31,
	2016	2015	2014	2013	2012
					Predecessors
Balance Sheet Data:		(In thousands)
Property, plant and equipment, net	$251,029	$253,848	$254,779	$242,512	$220,566
Total assets	415,547	375,288	331,286	319,350	312,825
Total debt, including current maturities	392,600	351,600	251,750	164,800	90,000
Total liabilities	428,831	386,306	291,505	214,142	146,092
Total (deficit) equity	(13,284)	(11,018)	39,781	105,208	166,733

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

On March 31, 2015, the Partnership, through OpCo, acquired from Delek two crude oil rail offloading racks, which racks are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or some combination of the two, delivered by rail to the El Dorado Refinery and related ancillary assets (the “El Dorado Assets”) (such transaction, the "El Dorado Rail Offloading Racks Acquisition").

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek a crude oil storage tank (the "Tyler Crude Tank") located adjacent to Delek's Tyler, Texas refinery, (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and primarily supports the Tyler Refinery. The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	an inability of Delek to grow as expected;

•	our ability to successfully integrate acquired businesses;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016.

In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

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

The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of such income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to the partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of the partner's units and the taxable income allocation requirements under the Partnership's First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Recent Developments

Paline Pipeline Hydro Test.  In August 2016, we successfully completed a hydro test on our Paline Pipeline. See Item 1, "Business—2016 Developments—Paline Pipeline Hydro Test" for additional information on this test.

Inflation Adjustments. The tariffs on our pipelines and the throughput and storage fees under our agreements with Delek and third parties are subject to increase or decrease annually, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index. See Item 1, "Business—2016 Developments—Inflation Adjustments" for additional information on these changes.

Subordinated Unit Conversion. In the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. See Notes 5 and 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Joint Ventures. During 2016, we substantially completed construction of assets held by two joint ventures with unrelated third parties. These assets include the following:

•	an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline"); and

•
a 107-mile crude oil pipeline with a capacity of 55,000 bpd with the capability to expand to 85,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas (the "RIO Pipeline").

The joint venture that owns the Caddo Pipeline was formed pursuant to an agreement between our subsidiary DKL Caddo, LLC ("DKL Caddo") and Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"), under which DKL Caddo and Plains each own a 50% membership interest. Operations on the Caddo Pipeline began in January 2017.

The joint venture that owns the RIO Pipeline was formed pursuant to an agreement between our subsidiary DKL RIO, LLC ("DKL RIO") and Rangeland Energy II, LLC ("Rangeland") under which DKL RIO and Rangeland own 33% and 67% membership interests, respectively. Operations on the RIO Pipeline began in September 2016.

Business Strategies

Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders over time. We are focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures and enhancing our existing systems. While we will continue to evaluate ways to provide Delek with logistics services, our emphasis will be to increase the logistics services that we offer to third parties. We intend to achieve these objectives through the following business strategies:

•
Generate Stable Cash Flow. We will continue to pursue opportunities to provide logistics, marketing and other services to Delek and third parties pursuant to long-term, fee-based contracts. In new service contracts, we will endeavor to include minimum volume throughput, or other commitments, similar to those included in our current commercial agreements with Delek.

•
Focus on Growing Our Business. We intend to evaluate and pursue opportunities to grow our business through both strategic acquisitions and expansion and construction projects, both internally funded or in combination with potential external partners. We believe that our strong relationship with Delek will enhance our opportunities to grow our business.

◦
Pursue Acquisitions. We plan to pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders. As we continue to grow through acquisitions, we believe we will be able to increase our third party business.

Additionally, Delek has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct in the future. In addition to those opportunities to acquire assets from Delek, we believe that our current asset base, and our knowledge of the regional markets in which we operate, will enable us to target and complete attractive third-party acquisitions.

◦
Pursue Attractive Expansion and Construction Opportunities. We intend to pursue organic growth opportunities that complement our existing businesses or that provide attractive returns within or outside our current geographic footprint. We plan to evaluate potential opportunities to make capital investments that will be used to expand our existing asset base through the expansion and construction of new logistics assets to support growth of any of our customers', including Delek's, businesses and from increased third-party activity. These construction projects may be developed either through joint venture relationships or by us acting independently, depending on size and scale. For example, in March 2015, we entered into two joint ventures to construct logistics assets. Construction on these assets was substantially completed in September 2016 and January 2017.

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

Commercial Agreements

The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of our material agreements with Delek.

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

Volumes. The amount of revenue we generate primarily depends on the volumes of crude oil, intermediate and refined products that we handle in our pipeline, transportation, terminalling, storage and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek has committed to minimum volumes under certain of the commercial agreements, as described above, our results of operations will be impacted by:

•	Delek’s utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects and capture incremental volume increases from Delek or third parties;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals;

•	our ability to identify and serve new customers in our marketing and trucking operations; and

•	our ability to make connections to third-party facilities and pipelines.

Contribution Margin and Gross Margin per Barrel. Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net sales less cost of sales and operating expenses. For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. The gross margin per barrel reflects the gross margin (net sales less cost of goods sold) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices and cost of gasoline, distillate fuel, ethanol and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers, and the fluctuation in the value of RINs. Commodity price volatility may also impact our wholesale marketing operations when the selling price of finished products does not adjust as quickly as the purchase price. Our wholesale marketing gross margin can also be impacted by fixed price ethanol agreements that we enter into to fix the price we pay for ethanol.

Operating and Maintenance Expenses. We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. Additionally, compliance with federal, state and local laws and regulations relating to the protection of the environment, health and safety may require us to incur additional expenditures. We will seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. In the third quarter of 2016, we revised our definition of distributable cash flow to include the reconciliation of this non-GAAP measure from U.S. GAAP net cash from operating activities rather than from EBITDA. Distributable cash flow is derived from net cash flow from operating activities plus or minus changes in assets and liabilities, less maintenance capital expenditures net of reimbursements and other adjustments not expected to settle in cash. We believe this revision is a more appropriate reflection of a liquidity measure by which users of our financial statements can assess our ability to generate cash. Additionally, distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

We believe that the presentation of EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. For a reconciliation of EBITDA and distributable cash flow to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "—Results of Operations."

Factors Affecting the Comparability of Our Financial Results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues. There are differences between the way the Predecessors recorded revenues and the way the Partnership records revenues after the Acquisitions from Delek. Because our assets, including the Logistics Assets and the El Dorado Terminal and Tank Assets, were historically a part of the integrated operations of Delek, the Predecessors generally recognized the costs and most revenue associated with the terminalling and storage services provided to Delek on an intercompany basis. Accordingly, the revenues in the Predecessors' consolidated financial statements are different than those reflected in the Partnership's consolidated financial statements, as the Predecessors' amounts relate primarily to amounts received from third parties, while the Partnership's revenues will also reflect amounts associated with our commercial agreements with Delek in addition to amounts received from third parties.

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

Delek continues to charge the Partnership for the management and operation of our logistics assets, including an annual fee under our Omnibus Agreement (as defined in Note 4 to our consolidated financial statements) with Delek, for the provision of various centralized corporate services. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership. The Partnership also incurs additional incremental annual general and administrative expenses as a result of being a publicly traded partnership.

Financing. The Partnership paid a cash distribution to its unitholders at a distribution rate of $0.68 per unit for the quarter ended December 31, 2016 ($2.72 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

During the year ended December 31, 2015, and continuing through the year ended December 31, 2016, the fluctuation in crude oil prices and the prices of related refined products have impacted our operations and the operations of other master limited partnerships in the midstream energy sector in several ways. First, depressed crude oil prices and the prices of related refined products occurring throughout the majority of 2015 and 2016 have resulted in crude oil exploration companies and smaller producers reducing capital expenditures to support future growth, as well as current drilling activity in many basins. The reduction in drilling activity has created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects. Second, the credit markets have become less liquid in the energy sector during this ongoing period of depressed prices, which has reduced the availability of credit and increased the cost of debt. Third, due to the challenging market environment and fluctuation in the price per unit for many midstream companies, the yields for master limited partnerships have increased, resulting in a higher cost of capital. The combination of less liquid credit markets, increasing cost of capital and a challenging industry environment limits the ability to develop profitable growth projects that are needed to support future distribution growth in the midstream energy sector. More recently, however, including in the latter half of 2016, market conditions have begun to improve. The prices of crude oil and related refined products have increased throughout the year. Additionally, drilling activity, particularly in the Permian basin, has escalated as a result of increasing prices and the discovery of a large oil deposit in the area. As market conditions improve and demand benefits from increased drilling activity, we expect our operations to benefit from the trend and have a corresponding improvement, particularly in the west Texas area where we are most susceptible to the effects of market factors.

West Texas Marketing Operations

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, declines in the price of crude oil have lowered crude oil production levels in the west Texas area, resulting in lower demand for finished products from our west Texas operations to industries that support crude oil exploration and production. However, as discussed above, both drilling activity and the prices of crude oil and related refined products have recently begun to increase. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods during the years ended December 31, 2016, 2015 and 2014.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods during the years ended December 31, 2016, 2015 and 2014.

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $6.7 million, $5.8 million and $4.4 million of RINs to Delek during the years ended December 31, 2016, 2015 and 2014, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods during the years ended December 31, 2016, 2015 and 2014.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil, intermediate and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all such products in the markets served directly or indirectly by our assets or our customers. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or finished products by our customers, and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

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

The following table and discussion present a summary of our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014, including a reconciliation of EBITDA to net income and distributable cash flow to net cash provided by operating activities (in thousands, except unit and per unit amounts). Our financial results may not be comparable, as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "—Factors Affecting the Comparability of Our Financial Results" for additional information.

Statements of Income and Comprehensive Income Data
(In thousands, except unit data and per unit data)

	Years ended December 31,
	2016	2015	2014
Net sales:
Pipelines and transportation	$122,172	$131,379	$91,348
Wholesale marketing and terminalling	325,887	458,290	749,905
Total	448,059	589,669	841,253
Operating costs and expenses:
Cost of goods sold	302,158	436,304	697,221
Operating expenses	37,198	44,923	39,465
General and administrative expenses	10,256	11,384	10,616
Depreciation and amortization	20,813	19,692	15,022
(Gain) loss on asset disposals	(16)	104	83
Total operating costs and expenses	370,409	512,407	762,407
Operating income	77,650	77,262	78,846
Interest expense, net	13,587	10,658	8,656
Loss on equity method investments	1,178	588	—
Total non-operating costs and expenses	14,765	11,246	8,656
Income before income tax expense (benefit)	62,885	66,016	70,190
Income tax expense (benefit)	81	(195)	132
Net income	62,804	66,211	70,058
Less: Loss attributable to Predecessors	—	(637)	(1,939)
Net income attributable to partners	$62,804	$66,848	$71,997
Comprehensive income attributable to partners	$62,804	$66,848	$71,997
EBITDA (1)	$97,285	$96,366	$93,868

Less: General partner's interest in net income (2%), including incentive distribution rights	12,193	5,163	2,366
Limited partner's interest in net income	$50,611	$61,685	$69,631

Net income per limited partner unit (2):
Common units - (basic)	$2.08	$2.55	$2.88
Common units - (diluted)	$2.07	$2.52	$2.85
Subordinated units - Delek (basic and diluted)	$2.19	$2.54	$2.88

Weighted average limited partner units outstanding (2):
Common units - (basic)	22,490,264	12,237,154	12,171,548
Common units - (diluted)	22,558,717	12,356,914	12,302,629
Subordinated units - Delek (basic and diluted)	1,803,167	11,999,258	11,999,258

(1)	For a definition of EBITDA , see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow."

(2)
We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on February 25, 2016. See Notes 5 and 12 to our accompanying consolidated financial statements for further discussion.

(in thousands)	Years Ended December 31,
	2016	2015 (2)	2014 (3)
Reconciliation of net income to EBITDA:
Net income	$62,804	$66,211	$70,058
Add:
Income tax expense (benefit)	81	(195)	132
Depreciation and amortization	20,813	19,692	15,022
Interest expense, net	13,587	10,658	8,656
EBITDA (1)	$97,285	$96,366	$93,868

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$100,707	$68,024	$85,084
Changes in assets and liabilities	(14,861)	20,106	(1,234)
Maintenance and regulatory capital expenditures (4)	(5,920)	(11,841)	(6,642)
Reimbursement from Delek for capital expenditures (5)	1,880	5,220	1,578
Accretion of asset retirement obligations	(266)	(251)	(232)
Deferred income taxes	173	(14)	109
Gain (loss) on asset disposals	16	(104)	(83)
Distributable cash flow (1)	$81,729	$81,140	$78,580

(1)	For a definition of EBITDA and distributable cash flow, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow."

(2)	EBITDA and distributable cash flow include net loss of $0.2 million related to the Logistics Assets Predecessor during the year ended December 31, 2015.

(3)	EBITDA and distributable cash flow include net loss of $1.5 million related to our Predecessors for the year ended December 31, 2014.

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

(5)
For the years ended December 31, 2016, 2015 and 2014, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our consolidated financial statements).

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Capital spending (excluding business combinations)
Pipelines and Transportation	$8,478	$16,030	$5,804
Wholesale Marketing and Terminalling	3,289	6,397	3,364
Total capital spending	$11,767	$22,427	$9,168

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2016 versus the Year Ended December 31, 2015 and the Year Ended December 31, 2015 versus the Year Ended December 31, 2014

The following table presents a summary of our consolidated results of operations and our segment operating performance for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Pipelines and Transportation
Net sales:
Affiliate	103,749	$102,551	80,683
Third-Party	18,423	28,828	10,665
Total Pipelines and Transportation	122,172	131,379	91,348
Operating costs and expenses:
Cost of goods sold	19,425	19,607	4,294
Operating expenses	29,235	33,751	31,979
Segment contribution margin	$73,512	$78,021	$55,075

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	45,815	50,013	33,900
Third-Party	280,072	408,277	716,005
Total Wholesale Marketing and Terminalling	325,887	458,290	749,905
Operating costs and expenses:
Cost of goods sold	282,733	416,697	692,927
Operating expenses	7,963	11,172	7,486
Segment contribution margin	$35,191	$30,421	$49,492

Consolidated
Net Sales:
Affiliate	$149,564	$152,564	$114,583
Third-Party	298,495	437,105	726,670
Net sales	448,059	589,669	841,253
Operating costs and expenses:
Cost of goods sold	302,158	436,304	697,221
Operating expenses	37,198	44,923	39,465
Contribution margin	108,703	108,442	104,567
General and administrative expenses	10,256	11,384	10,616
Depreciation and amortization	20,813	19,692	15,022
(Loss) gain on asset disposals	(16)	104	83
Operating income	$77,650	$77,262	$78,846

Net Sales

We generated net sales of $448.1 million for the year ended December 31, 2016 compared to $589.7 million for 2015, a decrease of $141.6 million, or 24.0%. The decrease was primarily attributable to decreases in both the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold decreased $0.29 per gallon and $0.27 per gallon, respectively, during the year ended December 31, 2016 compared to 2015. Volumes of gasoline and diesel sold in west Texas decreased 33.5 million gallons and 14.6 million gallons, respectively. Further contributing to the decrease were declines in fees on our Paline Pipeline System as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets. Partially offsetting the decreases were increased throughput at most of our terminals, the majority of which occurred at our terminals in El Dorado, Arkansas and Tyler, Texas, as operations matched commercial demand, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets during all periods for the year ended December 31, 2016, with no comparable revenue earned during the first quarter of 2015. Also offsetting the decreases were increases in volumes and fees associated with our marketing agreement with Delek, which increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational.

We generated net sales of $589.7 million for the year ended December 31, 2015 compared to $841.3 million for 2014, respectively, a decrease of $251.6 million, or 29.9%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold decreased $0.94 per gallon and $1.24 per gallon, respectively, during the year ended December 31, 2015, compared to 2014. Also contributing to the decrease in net sales were lower volumes in our west Texas operations. The net decrease of gasoline and diesel volumes sold was 4.8 million gallons. Partially offsetting the decreases were increased fees on our Paline Pipeline System, net sales contributed by our trucking assets, which were acquired in December 2014, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets beginning in April 2015, with no comparable revenue earned in 2014.

Cost of Goods Sold

Cost of goods sold was $302.2 million for the year ended December 31, 2016 compared to $436.3 million for the year ended December 31, 2015, a decrease of $134.1 million, or 30.7%. The decrease in cost of goods sold was primarily attributable to decreases in both the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased decreased $0.27 per gallon and $0.29 per gallon, respectively, during the year ended December 31, 2016, compared to 2015. Gallons of gasoline and diesel purchased in west Texas decreased 33.5 million gallons and 14.6 million gallons, respectively, during the year ended December 31, 2016, compared to 2015.

Cost of goods sold was $436.3 million for the year ended December 31, 2015, compared to $697.2 million for 2014, a decrease of $260.9 million, or 37.4%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased decreased $0.87 per gallon and $1.16 per gallon during the year ended December 31, 2015, compared to 2014. Also contributing to the decrease in cost of goods sold were lower volumes in our west Texas operations during the year ended December 31, 2015, compared to 2014. The net decrease of gasoline and diesel volumes purchased was 4.8 million gallons.

Operating Expenses

Operating expenses were $37.2 million for the year ended December 31, 2016 compared to $44.9 million for 2015, a decrease of $7.7 million or 17.2%. The decrease in operating expenses during the year ended December 31, 2016, compared to 2015, was due to cost saving initiatives taken during the year ended December 31, 2016, which resulted in decreases in maintenance costs and supplies expenses associated with our terminals, including tanks at those terminals, and the SALA Gathering System. Partially offsetting these decreases were increases in operating expenses related to internal tank contamination at one of our terminals and hydro testing on our Paline Pipeline.

Operating expenses were $44.9 million for the year ended December 31, 2015 compared to $39.5 million for 2014, an increase of $5.4 million or 13.8%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our tanks and pipelines and acquisition activities that occurred during the year ended December 31, 2015, including the acquisition of the Logistics Assets.

Contribution Margin

Contribution margin for the year ended December 31, 2016 was $108.7 million compared to $108.4 million in 2015, an increase of $0.3 million or 0.2%. The increase in contribution margin was primarily attributable to increased throughput at most of our terminals and increased fees associated with the Logistics Assets and marketing agreement as discussed above. Also contributing to the increase were improved margins in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Our contribution margin in our west Texas operations during the year ended December 31, 2015 was impacted by lower crude oil prices that reduced demand in the region and lowered throughput in our west Texas operations. Partially offsetting the increases were declines in fees on our Paline Pipeline System and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets as discussed above.

Contribution margin for the year ended December 31, 2015 was $108.4 million compared to $104.6 million in 2014, an increase of $3.9 million or 3.7%. The increase in contribution margin was attributable to increased fees on our Paline Pipeline System, the acquisition of our trucking assets and the effects of the throughput and tankage agreements for the Logistics Assets as described above. Offsetting the increases were lower margins in our west Texas operations. The decrease in our contribution margin in our west Texas operations was a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our west Texas margins was a decline in the average market price for ethanol to a level below our fixed price contracts that were in place during the year ended December 31, 2015 compared to the year ended December 31, 2014, when average market prices were above our fixed priced contracts. Additionally, our contribution margin in our west Texas operations during the year ended December 31, 2014 benefited from a favorable supply/demand balance and downtime at refineries in the region.

The following table presents a summary of the contribution margin related to these assets for the years ended December 31, 2016, 2015 and 2014 (in thousands).

Contribution Margin
	Year Ended December 31,
	2016	2015	2014
West Texas	$5,456	$4,923	$25,936
Paline Pipeline	11,081	17,094	6,084
Logistics Assets	7,953	5,089	(679)
Trucking Assets	963	3,353	214
Marketing Agreement	16,868	15,336	14,287
Terminals	13,974	10,626	10,432
Other	52,408	52,021	48,293
Total	$108,703	$108,442	$104,567

General and Administrative Expenses

General and administrative expenses were $10.3 million for the year ended December 31, 2016, compared to $11.4 million for the year ended December 31, 2015, a decrease of $1.1 million, or 9.9%. The decrease in general and administrative expenses was primarily due to decreases in professional services fees during the year ended December 31, 2016 compared to the year ended December 31, 2015, during which we incurred greater professional services fees in connection with our various acquisition activities and joint venture projects.

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

Depreciation and Amortization

Depreciation and amortization was $20.8 million for the year ended December 31, 2016 compared to $19.7 million for the year ended December 31, 2015, an increase of $1.1 million, or 5.7%. The increase in depreciation and amortization was primarily due to the Logistics Assets added to our asset base and the completion of capital projects, which were placed into service during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Depreciation and amortization was $19.7 million for the year ended December 31, 2015 compared to $15.0 million for the year ended December 31, 2014, an increase of $4.7 million, or 31.1%. The increase in depreciation and amortization was primarily due to the additions of our trucking assets and the Logistics Assets to our asset base, during the fourth quarter of 2014 and the first quarter of 2015, respectively.

Interest Expense

Interest expense was $13.6 million for the year ended December 31, 2016, compared to $10.7 million for the year ended December 31, 2015, an increase of $2.9 million, or 27.5%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder as a result of increased borrowings incurred in connection with continued investments made in our joint ventures.

Interest expense was $10.7 million for the year ended December 31, 2015, compared to $8.7 million for the year ended December 31, 2014, an increase of $2.0 million, or 23.1%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder as a result of borrowings incurred in connection with the acquisitions of the Logistics Assets and our trucking assets and contributions made to our joint ventures, as well as increases in deferred financing charges due to our debt refinancing activities.

Income Tax

Income tax expense was $0.1 million for the year ended December 31, 2016, compared to a benefit of $0.2 million for the year ended December 31, 2015. Our effective tax rate was 0.1% for the year ended December 31, 2016, compared to (0.3)% for the year ended December 31, 2015. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.

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

Pipelines and Transportation Segment

Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek and third parties. These assets include the Lion Pipeline System, the SALA Gathering System, the Paline Pipeline System, the East Texas Crude Logistics System, the Tyler-Big Sandy Pipeline, the El Dorado Tank Assets, the Tyler Tank Assets, the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility, the El Dorado Rail Offloading Racks, the Tyler Crude Tank and refined product pipeline capacity leased from Enterprise TE Products Pipeline Company LLC that runs from El Dorado, Arkansas to our Memphis terminal. In addition to these operating systems, we own 123 trucks and 205 trailers used to haul primarily crude oil and other products for related and third parties.

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,555	54,960	47,906
Refined products pipelines to Enterprise Systems	52,071	57,366	53,461
SALA Gathering System	17,756	20,673	22,656
East Texas Crude Logistics System	12,735	18,828	7,361

Pipelines and Transportation Segment Operational Comparison of the Year Ended December 31, 2016 versus the Year Ended December 31, 2015 and the Year Ended December 31, 2015 versus the Year Ended December 31, 2014

Net Sales

Net sales for the pipelines and transportation segment were $122.2 million for the year ended December 31, 2016 compared to $131.4 million for the year ended December 31, 2015, a decrease of $9.2 million, or 7.0%. The decrease in net sales was primarily attributable to declines in fees on our Paline Pipeline System, as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets. Partially offsetting these decreases were the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets during all periods for the year ended December 31, 2016, with no comparable revenue earned during the first quarter of 2015.

Net sales for the pipelines and transportation segment were $131.4 million for the year ended December 31, 2015 compared to $91.3 million for the year ended December 31, 2014, an increase of $40.1 million, or 43.8%. The increase in net sales was primarily attributable to increased fees on our Paline Pipeline System, net sales contributed by our trucking assets, which were acquired in December 2014, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets beginning in April 2015, with no comparable revenue earned in 2014.

Cost of Goods Sold

Cost of goods sold for the pipelines and transportation segment was $19.4 million for the year ended December 31, 2016 compared to $19.6 million for the year ended December 31, 2015, a decrease of $0.2 million, or 0.9%. The decrease in cost of goods sold was attributable to lower pipeline allowance losses during the year ended December 31, 2016, compared to the year ended December 31, 2015.

Cost of goods sold was $19.6 million for the year ended December 31, 2015 compared to $4.3 million for the year ended December 31, 2014, an increase of $15.3 million, or 356.6%. The increase in cost of goods sold was primarily attributable to additional costs incurred in connection with our trucking assets during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Operating Expenses

Operating expenses for the pipelines and transportation segment were $29.2 million for the year ended December 31, 2016 compared to $33.8 million for the year ended December 31, 2015,

a decrease of $4.5 million, or 13.4%. The decrease in operating expenses was primarily due to cost saving initiatives taken during the year ended December 31, 2016, which resulted in decreases in maintenance costs and supplies expenses associated with our tanks and the SALA Gathering System. Partially offsetting these decreases were increases in costs associated with the hydro testing of our Paline Pipeline.

Operating expenses were $33.8 million for the year ended December 31, 2015 compared to $32.0 million for the year ended December 31, 2014, an increase of $1.8 million, or 5.5%. The increase in operating expenses was primarily due to increases in maintenance initiatives related to our tanks and pipelines during the year ended December 31, 2015, compared to the year ended December 31, 2014, and acquisition activities that occurred during the year ended December 31, 2015, including the Logistics Assets.

Contribution Margin

Contribution margin for the pipelines and transportation segment for the year ended December 31, 2016 was $73.5 million, or 67.6% of our consolidated segment contribution margin, compared to $78.0 million, or 71.9% of our consolidated segment contribution margin, for the year ended December 31, 2015, a decrease of $4.5 million, or 5.8%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales as described above.

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

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	68,131	59,174	61,368
West Texas marketing throughputs (average bpd)	13,257	16,357	16,707
West Texas marketing gross margin per barrel	$1.43	$1.35	$4.67
Terminalling throughputs (average bpd) (1)	122,350	106,514	96,801

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

Wholesale Marketing and Terminalling Segment Operational Comparison of the Year Ended December 31, 2016 versus the Year Ended December 31, 2015 and the Year Ended December 31, 2015 versus the Year Ended December 31, 2014

Net Sales

Net sales for the wholesale marketing and terminalling segment were $325.9 million for the year ended December 31, 2016 compared to $458.3 million for the year ended December 31, 2015, a decrease of $132.4 million, or 28.9%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. Partially offsetting the decrease were increased throughput at most of our terminals, the majority of which occurred at our terminals in El Dorado, Arkansas and Tyler, Texas, as operations matched commercial demand and increases in volumes and fees associated with our marketing agreement with Delek, which increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational.

Net sales for the wholesale marketing and terminalling segment were $458.3 million for the year ended December 31, 2015 compared to $749.9 million for the year ended December 31, 2014, a decrease of $291.6 million, or 38.9%. The decrease was primarily attributable to decreases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations.

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations for the years ended December 31, 2016, 2015 and 2014.

Cost of Goods Sold

Cost of goods sold for the wholesale marketing and terminalling segment was $282.7 million for the year ended December 31, 2016 compared to $416.7 million for the year ended December 31, 2015, a decrease of $134.0 million, or 32.1%. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations.

Cost of goods sold was $416.7 million in the year ended December 31, 2015 compared to $692.9 million for the year ended December 31, 2014, a decrease of $276.2 million, or 39.9%. The decrease in cost of goods sold was primarily attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations.

The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our west Texas operations for the years ended December 31, 2016, 2015 and 2014. Refer to the Finished Products Volume chart above for a summary of volumes impacting our west Texas operations.

Operating Expenses

Operating expenses in the wholesale marketing and terminalling segment were approximately $8.0 million for the year ended December 31, 2016 compared to $11.2 million for the year December 31, 2015, a decrease of $3.2 million, or 28.7%. The decrease in operating expenses was primarily due to cost saving initiatives taken during the year ended December 31, 2016, which resulted in decreases in maintenance costs and supplies expenses at our terminals, including tanks at those terminals. Partially offsetting these decreases was an increase in operating expense related to internal tank contamination at one of our terminals.

Operating expenses in the wholesale marketing and terminalling segment were approximately $11.2 million for the year ended December 31, 2015 compared to $7.5 million for the year ended December 31, 2014, an increase of $3.7 million, or 49.2%. The increase in operating expenses was primarily due to increases in various maintenance initiatives related to our terminals and acquisition activities that occurred in late 2014 and during the year ended December 31, 2015, including the Mount Pleasant Terminal and the El Dorado Terminal.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment amounted to $35.2 million, or 32.4% of our consolidated segment contribution margin, for the year ended December 31, 2016 compared to $30.4 million, or 28.1% of our consolidated segment contribution margin, for the year ended December 31, 2015, an increase of $4.8 million, or 15.7%. The increase  in contribution margin was attributable to increases in terminalling volumes and increased fees under our marketing agreement with Delek, as discussed above. Also contributing to the increase were improved margins in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Our contribution margin in our west Texas operations during the year ended December 31, 2015 was impacted by lower crude oil prices that reduced demand in the region and lowered throughput in our west Texas operations.

Contribution margin for the wholesale marketing and terminalling segment amounted to $30.4 million, or 28.1% of our consolidated segment contribution margin, for the year ended December 31, 2015 compared to $49.5 million, or 47.3% of our consolidated segment contribution margin, for the year ended December 31, 2014, a decrease of $19.1 million, or 38.5%. The decrease was primarily attributable to a decline in contribution margin in our west Texas operations as a result of a more challenging market, in which lower crude oil prices drove a reduction in drilling activity in west Texas, lowering demand in the region. Also contributing to the decrease in our west Texas margins was a decline in the average market price for ethanol to a level below our fixed price contracts that were in place during the year ended December 31, 2015, compared to the year ended December 31, 2014, when average market prices were above our fixed priced contracts. Additionally, our contribution margin in our west Texas operations during the year ended December 31, 2014 benefited from a favorable supply/demand balance and downtime at refineries in the region.

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

On February 14, 2017, we paid a cash distribution of $0.68 per limited partner unit for the quarter ended December 31, 2016, which equates to $20.5 million, or $2.72 per limited partner unit on an annualized basis, based on the number of common and general partner units outstanding, including general partner incentive distribution rights.

The table below summarizes the quarterly distributions related to our 2016 fiscal quarters:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017

Expiration of Subordination Period

In the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. See Notes 5 and 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash Flow Data:
Cash flows provided by operating activities	$100,707	$68,024	$85,084
Cash flows used in investing activities	(72,692)	(56,592)	(31,662)
Cash flows used in financing activities	(27,956)	(13,293)	(52,485)
Net increase (decrease) in cash and cash equivalents	$59	$(1,861)	$937

Cash Flows from Operating Activities

Net cash provided by operating activities was $100.7 million for the year ended December 31, 2016, compared to $68.0 million for 2015. The increase in cash flows provided by operations was due to decreases in accounts receivable and inventories and other current assets. Accounts receivable decreased as a result of the receipt of an excise tax refund related to finished product purchases from the Tyler Refinery. Inventories and other current assets decreased as a result of lower prices in our west Texas operations.  Net income for the year ended December 31, 2016 was $62.8 million, compared to net income of $66.2 million in 2015.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $72.7 million for the year ended December 31, 2016, compared to $56.6 million used in 2015. Cash used in investing activities in 2016 includes the cash portion of our capital expenditures, which was $11.3 million. Total capital expenditures for 2016 were $11.8 million, of which $8.5 million was spent on projects in the pipelines and transportation segment and $3.3 million was spent in the wholesale marketing and terminalling segment. This compares to total capital expenditures made during the year ended December 31, 2015 of $22.4 million. Capital expenditures made during the year ended December 31, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets, maintenance projects on our Lion Pipeline System and hydro testing on our Paline Pipeline System, which accounted for approximately $6.8 million, $3.3 million, $1.1 million and $0.5 million, respectively, of cash used in investing activities during the year ended December 31, 2016. Capital expenditures made during the year ended December 31, 2015 related primarily to projects on certain of our tanks and crude pipelines, our terminalling assets and the purchase of assets from Delek, which accounted for approximately $11.1 million, $4.9 million and $3.8 million, respectively, of total capital expenditures. We had no third party acquisition activity during the year ended December 31, 2016 compared to $0.4 million during the year ended December 31, 2015. Additionally, we contributed approximately $61.6 million in cash to our joint ventures during the year ended December 31, 2016 compared to $37.4 million during the year ended December 31, 2015. Partially offsetting the cash used in investing activities during the year ended December 31, 2015 was an asset sale generating proceeds of approximately $1.2 million.

Net cash used in investing activities was $56.6 million for the year ended December 31, 2015, compared to $31.7 million used in 2014. Cash used in investing activities in 2015 included the cash portion of our capital expenditures of approximately $20.0 million. Total capital expenditures for 2015 were $22.4 million, of which $16.0 million was spent on projects in the pipelines and transportation segment and $6.4 million was spent in the wholesale marketing and terminalling segment. Capital expenditures included $3.8 million related to the purchase of assets from Delek, which were subsequently contributed to Caddo Pipeline LLC ("CP LLC"), a joint venture entered into with an unrelated third party. This compares to capital expenditures made during the year ended December 31, 2014 of $9.0 million. Capital expenditures made during the year ended December 31, 2015 related primarily to projects on certain of our tanks and crude pipelines, our terminalling assets and the purchase of assets from Delek, which accounted for approximately $11.1 million, $4.9 million and $3.8 million, respectively, of cash used in investing activities during the year ended December 31, 2015. Capital expenditures made during the year ended December 31, 2014 related primarily to our terminalling assets, our Lion Pipeline System and the Tyler Crude Tank, which accounted for approximately $3.3 million, $3.0 million and $1.9 million, respectively, of total capital expenditures. We had $0.4 million of third party acquisition activity during the year ended December 31, 2015. This compares to cash paid of $11.1 million and $11.5 million for the acquisitions of the Greenville-Mount Pleasant Assets and our trucking assets, respectively, during the year ended December 31, 2014. Additionally, we contributed approximately $37.4 million in cash to our joint ventures during the year ended December 31, 2015 with no comparable activity in 2014. Partially offsetting the cash used in investing activities was an asset sale generating proceeds of approximately $1.2 million during the year ended December 31, 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $28.0 million in the year ended December 31, 2016, compared to $13.3 million used in 2015. We paid quarterly cash distributions totaling $70.9 million during the year ended December 31, 2016, compared to quarterly cash distributions totaling $56.6 million during the year ended December 31, 2015. We had no acquisition activity during the year ended December 31, 2016, compared to cash paid of $61.9 million in exchange for assets included in the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the year ended December 31, 2015. Partially offsetting the cash used in financing activities during the years ended December 31, 2016 and 2015 were net proceeds of $41.0 million and $99.9 million, respectively, under the Second Amended and Restated Credit Agreement, as defined below.

Net cash used in financing activities was $13.3 million in the year ended December 31, 2015, compared to $52.5 million used in 2014. We paid cash distributions totaling $56.6 million during the year ended December 31, 2015, compared to cash distributions totaling $45.2 million during the year ended December 31, 2014. Additionally, we paid $61.9 million in exchange for assets included in the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the year ended December 31, 2015, compared to $95.9 million paid in exchange for assets included in the El Dorado Acquisition during the year ended December 31, 2014. Partially offsetting the cash used in financing activities during the years ended December 31, 2015 and 2014 were net proceeds of $99.9 million and $87.0 million, respectively, under the Second Amended and Restated Credit Agreement, as defined below. Predecessor division equity contribution was $0.1 million during the year ended December 31, 2015, compared to $3.7 million during the year ended December 31, 2014.

Cash Position and Indebtedness

As of December 31, 2016, our total cash and cash equivalents were a nominal amount, and we had total indebtedness of $392.6 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were $301.4 million, and we had letters of credit issued of $6.0 million as of December 31, 2016. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement (as defined below) as of December 31, 2016.

We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments are $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2016 were $11.8 million, of which approximately $8.5 million was spent in our pipelines and transportation segment and approximately $3.3 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $18.1 million for 2017.

The following table summarizes our actual capital expenditures for the year ended December 31, 2016 and planned capital expenditures for the full year 2017 by major category (in thousands):

	Year Ended December 31,
	2017 Forecast	2016 Actual (2)
Capital Spending:
Regulatory	$5,287	$696
Maintenance (1)	9,747	8,007
Discretionary	3,113	3,064
Total capital spending	$18,147	$11,767

(1)
Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our consolidated financial statements).

(2)	Of the total $11.8 million spent in 2016, $5.8 million related to growth projects.

For the full year 2017, we plan to spend approximately $18.1 million, of which $12.0 million is budgeted to the pipelines and transportation segment and $6.1 million to the wholesale marketing and terminalling segment. We plan to spend approximately $3.1 million for discretionary projects in 2017, of which $0.6 million is expected to be spent in the pipelines and transportation segment and $2.5 million in the wholesale marketing and terminalling segment. The majority of the $2.5 million budgeted to discretionary projects in the wholesale marketing and terminalling segment relates to expansion projects at certain of our terminals. We plan to spend approximately $9.7 million for maintenance projects in 2017, of which $8.2 million is expected to be spent in the pipelines and transportation segment and $1.5 million in the wholesale marketing and terminalling segment. The majority of the $8.2 million budgeted for maintenance projects in the pipelines and transportation segment relates to the repair and replacement of certain of our tanks.

In addition to the capital spending above, in March 2015, we entered into two joint ventures with unrelated third parties to construct logistics assets. As of December 31, 2016, we have contributed $102.7 million to these joint ventures, which includes a $3.8 million purchase of assets from Delek in 2015. Construction on the RIO Pipeline (as defined in Note 14 to our consolidated financial statements) has been substantially completed and operations began in September 2016. Construction on the Caddo Pipeline System (as defined in Note 14 to our consolidated financial statements) has also been substantially completed and operations began in January 2017. These expenditures are recorded to equity method investments in the accompanying consolidated balance sheet.

Under the Omnibus Agreement, Delek reimburses us for (i) certain expenses that we incur for inspections, maintenance, repairs and failures of certain assets we acquired from Delek to cause such assets to comply with applicable regulatory and/or industry standards, (ii) certain expenses that we incur for inspections, maintenance, repairs and failures of most of the storage tanks and pipelines contributed to us by Delek (subject to a deductible of $0.5 million per year for certain assets as specified) that are necessary to comply with minimum standards under certain United States Department of Transportation pipeline integrity rules and certain American Petroleum Institute storage tank standards for a period of five years from the date of the purchase of the affected assets, and (iii) for certain non-discretionary maintenance capital expenditures with respect to certain of our assets in excess of specified amounts.

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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below, as of December 31, 2016, is set forth in the following table (in thousands):

	<1 Year	<3 Years	<5 Years	>5 Years	Total
Long term debt, notes payable and capital lease obligations	$—	$392,600	$—	$—	$392,600
Interest (1)	13,412	26,751	—	—	40,163
Operating lease commitments (2)	4,943	2,442	190	60	7,635
Total	$18,355	$421,793	$190	$60	$440,398

(1)	Includes expected interest payments on debt outstanding under our credit facility in place at December 31, 2016. Floating interest rate debt is calculated using December 31, 2016 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements through the date of this Annual Report on Form 10-K.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical, because they are both most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, of which we may have little or no control.

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

Goodwill and Potential Impairment

Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill is tested by comparing net book value of the operating segments to the estimated fair value of the reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We use a market participant weighted average cost of capital, estimated minimal growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts. We also estimate the fair values of our reporting units using a multiple of expected future cash flows, such as those used by third party analysts. If these estimates and assumptions change in the future, due to such factors as a decline in general economic conditions, competitive pressures on sales and margins, and other economic and industry factors beyond management’s control, an impairment charge may be required.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of new accounting pronouncements applicable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements, with respect to the products we purchase, to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At December 31, 2016, we had open derivative contracts representing 93,000 barrels of refined petroleum products. At December 31, 2015, we had open derivative contracts representing 171,000 barrels of refined petroleum products. We recognized (losses) gains associated with commodity derivatives not designated as hedging instruments of $(2.1) million, $0.4 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were recorded to cost of goods sold in the accompanying consolidated statements of income. Please see Note 17 to our accompanying consolidated financial statements for additional detail related to our derivative instruments.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at December 31, 2016.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2016 would be to change interest expense by approximately $3.9 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. The estimated fair value of our interest rate derivative asset was zero as of December 31, 2015. In accordance with ASC 815, Derivatives and Hedging, we recorded zero and a nominal amount of non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for the years ended December 31, 2016 and 2015, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act") that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2016, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek. As of December 31, 2016, three individuals who serve as both directors and executive officers of the general partner, Messrs. Yemin, Ginzburg and Green, also own membership interests of 4.75%, 0.20% and 0.20%, respectively, in the general partner. Mr. Yemin also holds unvested awards of membership interests that, once fully vested, will increase his membership interest to 5.00%. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.

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

Director Experience and Qualifications

The members of the general partner are responsible for filling vacancies on the Board at any time during the year and for selecting individuals to serve on the Board. From time to time, the members may utilize the services of search firms or consultants to assist in identifying and screening potential candidates. In accordance with the general partner's Governance Guidelines, in evaluating potential Board candidates, the members consider such qualifications and other factors as they deem appropriate, including the individual’s independence, education, experience, reputation, judgment, skill, integrity and industry knowledge. Directors should have experience in positions with a high degree of responsibility; be leaders in the organizations with which they are affiliated; and have the time, energy, interest and willingness to serve as a member of the Board. In determining fitness for service on the Board, there is no policy for considering racial or ethnic classifications, gender, religion or sexual orientation, but the members may consider the individual’s contribution to the Board’s overall diversity, the degree to which the individual’s qualities and attributes will complement those of other directors and the extent to which the candidate would be a desirable addition to the Board and committees thereof.

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

Directors and Executive Officers of Our General Partner

The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	48	Chairman of the Board of Directors and Chief Executive Officer
Charles J. Brown, III	69	Director, Chairman of Conflicts Committee and Member of Audit and EHS Committees
Mark B. Cox	58	Director
Francis C. D'Andrea	63	Director, Chairman of Audit Committee and Member of Conflicts and EHS Committees
Eric D. Gadd	61	Director, Chairman of EHS Committee and Member of Audit and Conflicts Committees
Assaf Ginzburg	41	Director, Executive Vice President and Chief Financial Officer
Frederec Green	51	Director and Executive Vice President
Reuven Spiegel	60	Director and Member of Audit, EHS and Conflicts Committees
Daniel L. Gordon	39	Executive Vice President
Donald N. Holmes	66	Executive Vice President
Mark D. Smith	49	Executive Vice President
Avigal Soreq	39	Executive Vice President

Ezra Uzi Yemin has served as the Chief Executive Officer and Chairman of the Board of our general partner since April 2012. Mr. Yemin has served as Chief Executive Officer of Delek since June 2004 and as President and a director of Delek since April 2001. He was appointed to be the chairman of the board of directors of Delek in December 2012 and has also served at the chairman of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Mr. Yemin also served as Delek's treasurer from April 2001 to November 2003 and as Delek's secretary from May 2001 to August 2005. The Board believes that, because he has worked for Delek since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as that of Delek (the owner of approximately 62.7% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.

Charles J. Brown, III has served as a member of the Board of our general partner since November 2012, as a member of the Audit Committee and Conflicts Committee (of which he is Chairman) since November 2012 and as a member of the Environmental, Health and Safety Committee (the "EHS Committee") since its inception in October 2016. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. Since July 2013, Mr. Brown has served as the executive vice president of Apex Clean Energy, Inc., an independent renewable energy company, where he manages legal and business development activities. Mr. Brown is currently the owner of, and since 2011, the chief advisor for, CRW Energy, a consulting firm focused in the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of McGuireWoods LLP, a large international law firm. Mr. Brown was appointed to the Board because of his experience in the energy industry, and because, as an attorney, he provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the Partnership.

Mark B. Cox has been a member of the Board of our general partner since April 2012. From October 2016 to January 2017, Mr. Cox served as an Executive Vice President and Chief Administrative Officer of our general partner and Delek. From May 2013 until February 2016, Mr. Cox was the chief financial officer of Eco-Energy, Inc., an alternative energy company focused on the marketing, trading, transportation and blending of biofuels. He was an Executive Vice President of our general partner from April 2012 until March 2013 and of Delek from September 2009 until March 2013. Mr. Cox served as the Chief Financial Officer of our general partner from April 2012 until January 2013 and as the Chief Financial Officer of Delek from September 2009 until January 2013. From June 2007 until September 2009, Mr. Cox served as the senior vice president-treasurer and director of investor relations of Western Refining, Inc., a publicly traded refining company (NYSE: WNR). Between 1994 and 2007, he was employed by Giant Industries, Inc., and served in various positions including vice president, executive vice president, treasurer, chief financial officer and assistant secretary. Mr. Cox was appointed to the Board because his energy industry and financial experience provides the Board with valuable expertise in financial and accounting matters typically confronted by companies in our industry.

Francis C. D'Andrea has served as a member of the Board of our general partner since August 2015, as Chairman of the Audit Committee and as a member of the Conflicts Committee since August 2015. He has also been a member of the EHS Committee since its inception in October 2016. Mr. D’Andrea is a certified public accountant. From 1979 through his retirement in 2012, Mr. D’Andrea served in various roles with Deloitte & Touche, LLP, culminating in the role of senior partner from 2011 through 2012, preceded by his role as managing partner from 2005 through 2011 of Deloitte’s Houston/New Orleans audit practice, and was involved in such capacities with several public companies, including sponsors of master limited partnerships. Mr. D’Andrea was appointed to the Board of our general partner because the Board believes that his experience as a certified public accountant and partner with Deloitte & Touche, LLP provides the Board with valuable experience in matters involving finance and accounting in general and master limited partnerships in particular.

Eric D. Gadd has served as a member of the Board of our general partner since October 2013 and as Chairman of the EHS Committee since its inception in October 2016. He has also been a member of the Audit Committee and Conflicts Committee since October 2013. Mr. Gadd is the founder and president of the consulting firm Awelon LLC, which is focused on expanding business development opportunities for both public and private companies in the energy sector. He has over 35 years of diverse experience in the energy industry including exploration and production field services, mid-stream, renewable energy, commodity trading and risk management, and mergers and acquisitions. Prior to forming Awelon LLC in 2006, Mr. Gadd held various executive positions with multiple leading companies in the energy industry over a 25-year period. Mr. Gadd was appointed to the Board because of his extensive energy industry experience.

Reuven Spiegel has served as a member of the Board of our general partner since July 2014, as a member of the Audit Committee and Conflicts Committee since September 2014 and as a member of the EHS Committee since its inception in October 2016. Mr. Spiegel has served in the financial and real estate industry since 1983. Prior to joining the Board, Mr. Spiegel served as President, Chief Executive Officer, and Senior Executive Vice President of Israel Discount Bank Ltd. from 2001 through 2014. In 2005 and 2006, Mr. Spiegel also served as Chairman of the Board of Discount Mortgage Bank. The Board believes that Mr. Spiegel’s financial industry experience provides the Board with valuable expertise in the Partnership's financial and accounting matters.

Assaf Ginzburg has been the Chief Financial Officer of our general partner and Delek since January 2013. Mr. Ginzburg has been an Executive Vice President and member of the Board of our general partner since April 2012, as Delek's Executive Vice President since May 2009 and as a Vice President of Delek since February 2005. He has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001. Mr. Ginzburg was instrumental in the successful completion of our initial public offering in November 2012, and he was appointed to the Board because his financial experience and knowledge of our and Delek's businesses provides the Board with valuable expertise into relevant business and financial and accounting matters.

Frederec Green has been an Executive Vice President and a member of the Board of our general partner since April 2012. Mr. Green has been Delek's Chief Operating Officer since November 2016, Executive Vice President since May 2009 and was the primary operational officer for Delek's refining operations from January 2005 to December 2016. He has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. From January 2004 until he joined Delek, Mr. Green operated Green Energy Advisors LLC, an independent consulting practice servicing commercial insurance carriers on petroleum refining and electrical matters. Mr. Green has over 25 years of experience in the refining industry, ranging from crude oil and feedstock supply, through all aspects of managing a refining business to product trading, transportation and sales. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in-depth knowledge of our and Delek's businesses and operations.

Daniel L. Gordon has been an Executive Vice President of our general partner since October 2014, an Executive Vice President of Delek since August 2014, a vice president of Delek since November 2012, and a Vice President of Delek's former subsidiary, MAPCO Express, Inc., since 2011. Prior to joining us, Mr. Gordon served as president of Aska Energy in Atlanta, Georgia from 2009 to 2011 and as executive director, supply and distribution for RaceTrac Petroleum in Atlanta, Georgia from 2006 until 2009.

Donald N. Holmes has been an Executive Vice President of our general partner and Delek since August 2012. Mr. Holmes has been the principal human resources officer of our general partner since its formation in April 2012 and has served in the same capacity with Delek since joining Delek in November 2011. Prior to joining Delek, Mr. Holmes served as senior vice president, human resources for Central Parking Corporation from January 2002 through September 2011.

Mark D. Smith has been an Executive Vice President of our general partner since October 2014 and an Executive Vice President of Delek since May 2014. He has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Prior to joining us, Mr. Smith spent nine years as a Vice President with Tesoro Refining and Marketing and Tesoro Companies, Inc. (collectively, “Tesoro”). From March 2010 until May 2014, Mr. Smith served as the Vice President - Development Supply and Logistics where he was responsible for Tesoro’s strategic supply, trading and logistics activities. From 2008 through March 2010, Mr. Smith served as Vice President - Trading and Risk Management, where he led Tesoro’s trading and risk management activities. From 2005 through 2008, Mr. Smith served as Vice President of Supply and Trading. Prior to 2005, Mr. Smith worked for Chevron USA, leading their North American physical supply and trading activities.

Avigal Soreq has been an Executive Vice President of our general partner since October 2015, an Executive Vice President of Delek since August 2015 and a Vice President of our general partner and Delek since December 2012. He has also served as a member of the board of directors of Alon USA Energy, Inc. (NYSE: ALJ) since May 2015. Prior to joining Delek US Holdings, Inc. in October 2011, Mr. Soreq worked in business development for SunPower Corporation (NASDAQ: SPWR). Prior to joining SunPower Corporation., Mr. Soreq worked as a senior finance and business consultant for Trabelsy & Co and as a consultant in the corporate finance department for KPMG’s Tel-Aviv office. Mr. Soreq served in the Israeli Air Force in various roles between 1996 and 2004 and reached the rank of Major. Mr. Soreq is certified as a certified public accountant in Israel.

Board Leadership Structure

Mr. Yemin serves as Chairman of the Board. Our general partner has no policy with respect to the unification or separation of the offices of Chairman and CEO. Rather, the Board's policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry. He is also the Chairman of the board of directors of Delek, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chairman of the board of a publicly traded company. As such, the Board feels that combining the roles of Chairman and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met 13 times in the year ended December 31, 2016, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he served during the year.

Executive Sessions

Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and our industry, while the other Board members bring experience and expertise specific to us and Delek. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors generally conduct such executive sessions in connection with each quarterly meeting of the Audit Committee and otherwise as may be necessary. As Chairman of the Audit Committee, Mr. D'Andrea generally presides over these executive sessions.

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

Committees of the Board of Directors of Our General Partner

Audit Committee

The Board has a standing Audit Committee. The Audit Committee consists of Messrs. D'Andrea (chairman), Brown, Gadd and Spiegel. Mr. D'Andrea joined the committee in August 2015. Mr. Brown joined the committee at its inception in November 2012, and Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Audit Committee met four times during the year ended December 31, 2016.

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

Conflicts Committee

The Conflicts Committee consists of Messrs. Brown (chairman), D'Andrea, Gadd and Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Messrs. Gadd, Spiegel and D'Andrea joined the committee in October 2013, September 2014 and August 2015, respectively. The Conflicts Committee met five times during the year ended December 31, 2016.

Our Partnership Agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest between us and Delek or any other person. However, pursuant to the Partnership Agreement and our Related Party Transactions Policy adopted by the Board, the Board or management of our general partner may submit certain related party transactions for review and approval or ratification by the Board or an authorized committee thereof. It is generally expected that the Conflicts Committee will be best suited to review such related party transactions. In certain instances, the Related Party Transactions Policy effectively requires that certain related party transactions be submitted to the Conflicts Committee for review. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the Partnership and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. Any unitholder challenging any matter approved by the Conflicts Committee in accordance with the terms of our Partnership Agreement will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our Partnership Agreement. For further discussion of the Conflicts Committee and the Related Party Transactions Policy, see "Item 13—Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Procedures for Review, Approval or Ratification of Transactions with Related Parties."

Environmental, Health and Safety Committee

The Environmental, Health and Safety Committee (the "EHS Committee") was formed in October 2016 and has consisted of Messrs. Gadd (chairman), Brown, D'Andrea and Spiegel from its inception. The EHS Committee met one time in 2016. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Company’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.

Director Nominations and Corporate Governance

As a limited partnership, we rely on an exemption from the provisions of the NYSE Listed Company Manual, which would otherwise require us to have a nominating and corporate governance committee. Our general partner is a limited liability company and its directors are not elected by our unitholders, but by its members in their sole discretion. Accordingly, the Board believes it is unnecessary to have a nominating and corporate governance committee or a committee performing the functions of such a committee. Candidates to serve on the Board are reviewed and selected in accordance with our general partner's Governance Guidelines, which are available on our corporate website at www.DelekLogistics.com.

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

Governance Guidelines, Code of Business Conduct & Ethics and Committee Charters

The Governance Guidelines of the Board of Directors of our general partner, the charter of the Audit Committee of our general partner and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekLogistics.com under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon request made to Investor Relations, Delek Logistics Partners, LP, or ir@deleklogistics.com. We intend to disclose any amendments to, or waivers of, the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and regulations of the SEC thereunder, require the executive officers and directors of our general partner and persons who own more than ten percent of our common units, as well as certain affiliates of such persons, to file initial reports of ownership of our common units and changes in their ownership with the SEC. Executive officers, directors and persons owning more than ten percent of our common units are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2016, all filing requirements applicable to the executive officers and directors of our general partner and owners of more than ten percent of our common units were met, except that certain information in a Form 4 filed by Mark Cox on October 25, 2016, with respect to a transaction occurring on October 21, 2016, was corrected by a Form 4/A filed on October 27, 2016, and certain information in that Form 4/A was corrected by a Form 4/A filed on November 22, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

All of our general partner's executive officers are employees of Delek. Neither we nor our general partner directly employs any of the executive officers responsible for managing our business.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2016. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. These individuals may be referred to herein as our named executive officers or “NEOs.”

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

None of our NEOs devoted more than 50% of his total business time to our business and affairs in 2016. Although our NEOs provide services to both Delek and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek, and we have not reimbursed Delek for the cost of such services. Except for awards under the LTIP, Delek has the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2016. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with the Offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:

•	to motivate and retain our general partner's key executives;

•	to align the long-term economic interests of our general partner's executives with those of our unitholders; and

•	to reward excellence and performance by our general partner's executives that increases the value of our units.

Awards may be made under the LTIP to officers, directors and employees of Delek, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. No phantom units were granted to our executive officers in 2016.

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

Compensation Consultants

Our general partner does not have a compensation committee, and its Board did not retain a compensation consultant with respect to compensation paid to our NEOs in 2016. However, the Board engaged the compensation consultants at Aon/Hewitt in 2015 to evaluate potential changes to the compensation of the members of the Board beginning in 2016. The Board discussed the compensation analysis prepared by Aon Hewitt and decided, for various reasons, to shorten the vesting period for phantom units granted to non-employee directors to one year beginning with awards granted in 2016. The Board determined that it would re-evaluate non-employee director compensation at a future date and that, other than shortening the vesting period, the structure used in 2015 would be used in 2016.

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

The members of the Conflicts Committee have submitted this Report to the Board of Directors as of February 27, 2017:

Charles J. Brown, III (Chairman)
Francis C. D'Andrea
Eric D. Gadd
Reuven Spiegel

2016 Summary Compensation Table

The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2016 (and the two prior fiscal years) for our general partner's principal executive officer (Mr. Yemin) and principal financial officer (Mr. Ginzburg). Messrs. Yemin and Ginzburg are referred to collectively herein as our "named executive officers" or "NEOs."

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ezra Uzi Yemin Chief Executive Officer	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
	2014	—	—	—	—	—	—
Assaf Ginzburg Executive Vice President and Chief Financial Officer	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
	2014	—	—	—	—	—	—

(1)	Because none of our executive officers received total compensation from us or our general partner in excess of $100,000 in 2016, information is presented only for Messrs. Yemin and Ginzburg.

Grants of Plan Based Awards in 2016

Because our NEOs continued to benefit from significant plan-based equity awards granted in prior years, our NEOs were not granted plan-based equity awards during 2016.

Outstanding Equity Awards at December 31, 2016

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2016.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (1)	Market Value of Units That Have Not Vested (2)
Ezra Uzi Yemin	—	—	n/a	n/a	24,488	$699,132
Assaf Ginzburg	—	—	n/a	n/a	5,000	$142,750

(1)	Awards in this column are phantom units which vest ratably on each of June 10, 2017 and December 10, 2017.

(2)	Amounts in this column are based upon a fair market value of $28.55 per unit on December 30, 2016.

Option Exercises and Stock Vested in 2016

The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2016.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin	—	n/a	24,488	$666,686
Assaf Ginzburg	—	n/a	5,000	$136,125

(1)	Consists of the following:

Date	NEO	Phantom Units Vested	Fair Market Value Per Unit	Value Realized on Vesting
6/10/2016	Yemin	12,244	$26.05	$318,956
	Ginzburg	2,500		$65,125
12/10/2016	Yemin	12,244	$28.40	$347,730
	Ginzburg	2,500		$71,000

Potential Payments Upon Termination or Change-In-Control

The following table discloses the estimated payments and benefits that would be provided to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek and the LTIP took place on December 31, 2016 and their last day of employment with our general partner or its affiliates was December 31, 2016. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name	Termination of Employment	Change-In-Control (1)
Ezra Uzi Yemin	—	$699,132
Assaf Ginzburg	—	$142,750

(1)
The numbers in the “Change-In-Control” column assume that an “exchange transaction” (as described below) occurred on December 31, 2016 when the fair market value of our common units was $28.55 per unit, and, as a result, the Board of Directors of our general partner decided that all 24,488 and 5,000 outstanding phantom units held by Messrs. Yemin and Ginzburg, respectively, should become fully vested and participate in the transaction value of the units covered by the award (e.g., by exercise or cash out).

2012 Long-Term Incentive Plan

Under the terms of the LTIP and the applicable awards, phantom units that have not vested at the time the participant’s employment with our general partner or its affiliates terminates will generally be immediately forfeited, unless the Board determines otherwise. In the event of an Exchange Transaction, defined generally under the LTIP to include a merger, consolidation, acquisition or disposition of stock, separation, reorganization, liquidation or other similar event or transaction designated by the Board in which our unitholders receive cash, stock or other property in exchange for or in connection with their units, our NEOs may be entitled, at the discretion of the Board, to the accelerated vesting of phantom units awarded under the LTIP. The LTIP and applicable awards provide that the Board may, in its discretion, (i) accelerate the vesting of the phantom units, (ii) make other adjustments to the terms of the phantom units, or (iii) in the event the Exchange Transaction involves the receipt of equity of another entity in exchange for units, convert the phantom units into comparable awards relating to such entity's equity. The “Change-In-Control” column in the “Potential Payments Upon Termination or Change-In-Control” table above illustrates the value of phantom units under the LTIP assuming that an Exchange Transaction occurred on December 31, 2016 and the Board elected to accelerate all of the phantom units held by our NEOs.

Compensation of Directors in 2016

Officers and employees of Delek or its subsidiaries do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors during 2016 (Messrs. Brown, Cox, D'Andrea, Gadd and Spiegel) (the "Compensated Directors") was determined by the Board. Each Compensated Director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our Partnership Agreement. The director compensation framework used in 2016 is summarized in the table below and includes the following key changes from past practice: equity awards now vest semi-annually over a one-year period rather than a five-year period.

Board of Directors Retainer (Per Year)	$50,000
Committee Retainers (Per Year):	Chairman	Others
Audit Committee	$10,000	$5,000
Conflicts Committee	$5,000	$2,500
EHS Committee (1)	$5,000	$3,000
Target Value for Equity Awards (Per Year)	$65,000

(1) Retainers for the EHS Committee will be paid beginning in 2017.

The following table sets forth a summary of the compensation we paid to the members of the Board for service during 2016.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	60,000	64,995	—	—	124,995
Mark B. Cox (4)	37,500	64,995	—	—	102,495
Francis C. D'Andrea	62,500	64,995	—	—	127,495
Eric D. Gadd	57,500	64,995	—	—	122,495
Reuven Spiegel	57,500	64,995	—	—	122,495

(1)	Because they are officers and employees of Delek or its subsidiaries, Messrs. Yemin, Ginzburg and Green did not receive any compensation for their service as directors in 2016.

(2)	This column reports the amount of cash compensation earned in 2016 for Board and committee service.

(3)
Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2016 fiscal year are included in Note 13 to our audited financial statements for the 2016 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $26.05 per unit is equal to the NYSE closing price of our common units on the June 10, 2016 grant date. Messrs. Brown, Cox, D'Andrea, Gadd and Spiegel held 5,739, 2,495, 3,759, 5,489 and 4,739 outstanding phantom units, respectively, at December 31, 2016.

(4)	Mr. Cox became an officer and employee of Delek in October 2016 and ceased receiving compensation as a director at that time. As of January 2017, he is no longer an officer and employee of Delek.

Compensation Committee Interlocks and Insider Participation

Messrs. Brown, D'Andrea, Gadd, Spiegel and Sullivan served on the Conflicts Committee during 2016 and Mr. Yemin and the Board assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 17, 2017 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek US Holdings, Inc. by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount, Nature and Percentage of Beneficial Ownership of Subordinated Units (2)		Amount, Nature and Percentage of Beneficial Ownership of General Partner Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP						Delek US Holdings, Inc.
	(#)	(%)	(#)	(%)	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	15,077,092	62.0	—	n/a	496,502	100.0	n/a	n/a
Advisory Research Inc. (5)	1,643,562	6.8	—	n/a	—	n/a	n/a	n/a
Directors, Director Nominees and NEOs:
Ezra Uzi Yemin (6)	226,278	*	—	n/a	—	n/a	512,569	*
Charles Brown	5,419	*	—	n/a	—	n/a	—	n/a
Mark B. Cox	27,364	*	—	n/a	—	n/a	39,000	*
Francis C. D'Andrea	632	*	—	n/a	—	n/a	—	n/a
Eric Gadd	3,494	*	—	n/a	—	n/a	—	n/a
Reuven Spiegel	1,744	*	—	n/a	—	n/a	—	n/a
Assaf Ginzburg (7)	12,876	*	—	n/a	—	n/a	72,058	*
Frederec Green	61,286	*	—	n/a	—	n/a	167,559	*
Dan Gordon	1,027	*	—	n/a	—	n/a	23,031	*
Don Holmes	12,285	*	—	n/a	—	n/a	37,526	*
All directors, all director nominees, all NEOs and all executive officers as a group (12 persons) (8)	352,405	1.5					851,743	1.4

*	Less than 1% of our issued and outstanding common units or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.

(1)	Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.

(2)
For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 24,328,607 common units representing limited partner interests and 496,502 general partner units issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 61,970,962 shares issued and outstanding shares on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $22.67 fair market value of Delek US Holdings, Inc. Common Stock on the Measurement Date and the exercise price divided by $22.67).

(4)
Subsidiaries of Delek US Holdings, Inc. hold the common units and general partner units. Lion Oil Company and Delek Marketing & Supply, LLC directly hold 12,611,465 and 2,465,627 common units, respectively. Delek Logistics GP, LLC directly holds all general partner units. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the United States Securities and Exchange Commission (the "SEC") pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

(5)
According to a Schedule 13G/A filed with the SEC on February 13, 2017 by Advisory Research Inc. with an address of 180 North Stetson Avenue, Suite 5500, Chicago, Illinois 60601 and Piper Jaffray Companies with an address of 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402. The Schedule 13G/A reports that Advisory Research Inc. has sole voting power with respect to 1,639,937 of the reported units and sole dispositive power with respect to all of the reported units and Piper Jaffray Companies has shared voting power with respect to 1,639,937 of the reported units and shared dispositive power with respect to all of the reported units.

(6)
30,000 of our units and 106,802 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. Delek US Holdings, Inc. Common Stock includes 15,807 RSUs that will vest within 60 days of the Measurement Date.

(7)	Delek US Holdings, Inc. Common Stock includes 6,813 RSUs that will vest within 60 days of the Measurement Date.

(8)	Delek US Holdings, Inc. Common Stock includes 29,729 RSUs that will vest within 60 days of the Measurement Date.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2016 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	536,694	N/A	133,121
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	536,694	N/A	133,121

(a)
The amounts in column (a) of this table reflect only phantom units that have been granted under the LTIP. No Awards (as defined under the LTIP) have been made other than the phantom units, each of which represent rights to receive (upon vesting and payout) one common unit in the Partnership or an amount of cash equal to the fair market value of such unit. These phantom units vest over one- to five-year service periods from the date of grant.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is included in Item 10 "Directors, Executive Officers and Corporate Governance" above.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 17, 2017, Delek owned 15,077,092 common units and 496,502 general partner units, as well as incentive distribution rights, which collectively represents a 62.7% ownership interest in the Partnership. Certain transactions with Delek and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek and its affiliates, including our general partner, own more than five percent of our equity interests. In addition, Messrs. Yemin, Ginzburg, Green, Smith, Gordon, Holmes and Soreq serve as executive officers of both Delek and our general partner.

Distributions and Payments to Delek and Our General Partner

Our Partnership Agreement generally requires us to make quarterly cash distributions of 98% of our "available cash" to limited partners, including Delek, and 2% to our general partner (assuming it makes any capital contributions necessary to maintain its 2% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner may be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. Our distribution made for the quarter ended December 31, 2016 was made above the highest target distribution level. During 2016, we made cash distributions totaling $70.9 million to our unitholders, of which $47.0 million was paid to Delek and our general partner.

Acquisitions

The Partnership entered into various transactions with Delek and our general partner during the years ended December 31, 2015 and 2014 pursuant to which we acquired the following assets from Delek:

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

These acquisitions are described in greater detail under the heading “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to these acquisitions, we purchased assets in the amount of $3.8 million from Delek during the year ended December 31, 2015, which were subsequently contributed to CP LLC, a joint venture entered into with an unrelated third party.

Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement

We have entered into a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and products transportation and storage services, and marketing, products terminalling and offloading services to Delek, and Delek commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. The amounts paid under those agreements and other non-contractual arrangements with Delek during 2016 are as follows:

•	Delek, directly or indirectly, paid us approximately $2.1 million pursuant to the Memphis terminalling agreement and $1.6 million for terminalling services at our Nashville, Tennessee terminal;

•	Delek paid us approximately $9.4 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement;

•	Delek paid us approximately $16.9 million pursuant to the East Texas marketing agreement;

•	Delek paid us approximately $3.6 million pursuant to the amended and restated services agreement for the Big Sandy terminal and pipeline;

•	Delek paid us approximately $19.5 million pursuant to the Tyler Terminal and Tank Assets Throughput and Tankage Agreement;

•	Delek, directly or indirectly, paid us approximately $1.6 million pursuant to the North Little Rock terminalling services agreement;

•	Delek, directly or indirectly, paid us approximately $19.0 million pursuant to the El Dorado Terminal and Tank Assets Throughput and Tankage Agreement;

•	Delek paid us approximately $2.4 million related to revenue earned on our Greenville-Mount Pleasant Assets;

•	Delek paid us approximately $11.1 million related to revenue earned on trucking services;

•	Delek paid us approximately $5.9 million related to the El Dorado Rail Offloading Racks; and

•	Delek paid us approximately $2.2 million related to the Tyler Crude Tank.

For a discussion of a third party's involvement in certain of these agreements, see "Item 1—Business—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement."

Omnibus Agreement. The Omnibus Agreement (as defined in Note 4 to our consolidated financial statements) governs a number of important aspects of the Partnership’s business relationship with Delek. For a more extensive summary of this agreement and its amendment history, see Item 1, “Business—2016 Developments—Other Developments—Omnibus Agreement.” The Omnibus Agreement addresses, among other things, the following matters:

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

Pursuant to the terms of the Omnibus Agreement, we paid Delek or our general partner approximately $3.8 million and $18.6 million during the year ended December 31, 2016 for general corporate and administrative services and operational and management services, respectively. Additionally, we paid Delek $12.3 million for various other operational and general and administrative services.

We were reimbursed $1.2 million pursuant to the Omnibus Agreement in relation to expenses incurred in connection with crude oil releases. We were also reimbursed $1.9 million for certain capital improvements pursuant to the terms of the Omnibus Agreement. In addition, we were reimbursed $0.8 million for tax related to Delek's refining operations.

Other Related Party Transactions

In addition to the agreements described above, we purchased finished product and bulk biofuels from Delek, totaling $12.4 million and $13.3 million, respectively, during the year ended December 31, 2016. We sold RINs in the amount of approximately $6.7 million to Delek during the year ended December 31, 2016. We also sold $2.8 million of finished product in our west Texas operations to Alon USA Energy, Inc., an equity method investee of Delek.

We entered into a senior secured revolving credit agreement on November 7, 2012 , with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). The obligations under the Second Amended and Restated Credit Agreement are secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing") provides a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2016, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement, the guaranty and the transactions related to it are described in greater detail under the heading “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Position and Indebtedness.”

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

Subject to certain exceptions, the policy requires that related party transactions, as defined by the policy, be approved by the Board of Directors of the general partner or an authorized committee of the Board of Directors, subject to the guidelines of the policy. Pursuant to the policy, the Conflicts Committee of the Board of Directors of our general partner is generally considered the best suited to review related party transactions and has been authorized by the Board of Directors to do so. If a related party transaction, that would otherwise require approval under the policy, is not approved prior to entry into such transaction, management may enter into such transaction, subject to ratification by the Board or an authorized committee of the Board.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees of $631,199 and $887,874 paid for the services of Ernst & Young LLP during fiscal years 2016 and 2015, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions and investments. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2016 and December 31, 2015 regardless of when the fees and expenses were paid.

Audit-related fees of $70,300 paid for the services of Ernst & Young LLP during fiscal year 2016 include services related to agreed upon procedures for us and our subsidiaries related to due diligence services. There were no audit-related fees paid during fiscal year 2015.

No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2016 and 2015.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures. In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the years ended December 31, 2016 and 2015, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

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

10.1	#	Second Amendment to Marketing Agreement, dated as of December 19, 2016, but effective as of October 1, 2016, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP.
10.2
First Amendment to Marketing Agreement, dated July, 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on November 3, 2016).

10.3
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 5, 2016).

10.4	*
General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 5, 2016).

10.5
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

10.6
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

10.7
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

10.8
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

10.9	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.10
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.11	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.12
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.13
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.14
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012).

10.15	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.16	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.17	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Partnership's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

10.18
Asset Purchase Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.19
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.20
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

10.22
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.23
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.24
Asset Purchase Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on April 6, 2015).

10.25
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.26	++
First Amended and Restated Limited Liability Company Agreement of Rangeland Rio Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.27	++
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
The following materials from Delek Logistics Partners, LP Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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

Delek Logistics Partners, LP

Consolidated Financial Statements
As of December 31, 2016 and 2015 and
For Each of the Three Years Ended December 31, 2016, 2015 and 2014

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delek Logistics Partners, LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Delek Logistics Partners, LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Delek Logistics Partners, LP and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delek Logistics Partners, LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Nashville, Tennessee
February 27, 2017

Delek Logistics Partners, LP

Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$59	$—
Accounts receivable	19,202	35,049
Accounts receivable from related parties	2,834	—
Inventory	8,875	10,451
Other current assets	1,071	1,540
Total current assets	32,041	47,040
Property, plant and equipment:
Property, plant and equipment	342,407	325,647
Less: accumulated depreciation	(91,378)	(71,799)
Property, plant and equipment, net	251,029	253,848
Equity method investments	101,080	40,678
Goodwill	12,203	12,203
Intangible assets, net	14,420	15,482
Other non-current assets	4,774	6,037
Total assets	$415,547	$375,288
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$10,853	$6,850
Accounts payable to related parties	—	3,992
Excise and other taxes payable	4,841	4,871
Tank inspection liabilities	1,013	1,890
Pipeline release liabilities	1,097	1,393
Accrued expenses and other current liabilities	2,925	1,694
Total current liabilities	20,729	20,690
Non-current liabilities:
Revolving credit facility	392,600	351,600
Asset retirement obligations	3,772	3,506
Other non-current liabilities	11,730	10,510
Total non-current liabilities	408,102	365,616
Deficit:
Common unitholders - public; 9,263,415 units issued and outstanding at December 31, 2016 (9,478,273 at December 31, 2015)	188,013	198,401
Common unitholders - Delek; 15,065,192 units issued and outstanding at December 31, 2016 (2,799,258 at December 31, 2015)	(195,076)	(280,828)
Subordinated unitholders - Delek; 0 units issued and outstanding at December 31, 2016 (11,999,258 at December 31, 2015)	—	78,601
General partner - 496,502 units issued and outstanding at December 31, 2016 (495,445 at December 31, 2015)	(6,221)	(7,192)
Total deficit	(13,284)	(11,018)
Total liabilities and deficit	$415,547	$375,288
See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP

Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Net sales:
Affiliate (1)	$149,564	$152,564	$114,583
Third party	298,495	437,105	726,670
Net sales	448,059	589,669	841,253

Operating costs and expenses:
Cost of goods sold	302,158	436,304	697,221
Operating expenses	37,198	44,923	39,465
General and administrative expenses	10,256	11,384	10,616
Depreciation and amortization	20,813	19,692	15,022
(Gain) loss on asset disposals	(16)	104	83
Total operating costs and expenses	370,409	512,407	762,407
Operating income	77,650	77,262	78,846
Interest expense, net	13,587	10,658	8,656
Loss on equity method investments	1,178	588	—
Total non-operating expenses	14,765	11,246	8,656
Income before income tax expense (benefit)	62,885	66,016	70,190
Income tax expense (benefit)	81	(195)	132
Net income	62,804	66,211	70,058
Less: loss attributable to the Logistics Assets Predecessor	—	(637)	(1,939)
Net income attributable to partners	62,804	$66,848	$71,997
Comprehensive income attributable to partners	$62,804	$66,848	$71,997

Less: General partner's interest in net income, including incentive distribution rights	12,193	5,163	2,366
Limited partners' interest in net income	$50,611	$61,685	$69,631

Net income per limited partner unit (2):
Common units - (basic)	$2.08	$2.55	$2.88
Common units - (diluted)	$2.07	$2.52	$2.85
Subordinated units - Delek (basic and diluted)	$2.19	$2.54	$2.88

Weighted average limited partner units outstanding (2):
Common units - (basic)	22,490,264	12,237,154	12,171,548
Common units - (diluted)	22,558,717	12,356,914	12,302,629
Subordinated units - Delek (basic and diluted)	1,803,167	11,999,258	11,999,258

Cash distributions per limited partner unit	$2.575	$2.240	$1.900

(1) See Note 4 for a description of our material affiliate revenue transactions.
(2) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflect the conversion of the subordinated units to common units on February 25, 2016. See Notes 5 and 12 for further discussion.

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)

		Partnership
	Equity of Predecessors	Common - Public	Common - Delek	Subordinated - Delek	General Partner - Delek	Total
	(In thousands)
Balance at December 31, 2013	$43,167	$183,839	$(176,680)	$59,386	$(4,504)	$105,208
Sponsor contributions of equity to the Predecessor	3,722	—	—	—	—	3,722
Loss attributable to Predecessor	(1,939)	—	—	—	—	(1,939)
Allocation of net assets acquired by the unitholders	(25,224)	—	24,720	—	504	—
Cash distributions (1)	—	(17,099)	(99,035)	(21,658)	(3,300)	(141,092)
Sponsorship contribution of fixed assets	—	—	1,534	—	32	1,566
Net income attributable to partners	—	27,386	8,166	35,005	1,440	71,997
Unit-based compensation	—	611	183	782	(1,302)	274
Other	—	—	—	—	45	45
Balance at December 31, 2014	19,726	194,737	(241,112)	73,515	(7,085)	39,781
Sponsor contributions of equity to the Predecessor	115	—	—	—	—	115
Loss attributable to Predecessor	(637)	—	—	—	—	(637)
Allocation of net assets acquired by the unitholders	(19,204)	—	18,820	—	384	—
Cash distributions (2)	—	(20,755)	(66,698)	(25,919)	(5,156)	(118,528)
Sponsorship contribution of fixed assets	—	—	573	—	11	584
Net income attributable to partners	—	24,039	7,121	30,525	5,163	66,848
Unit-based compensation	—	740	219	940	(1,493)	406
Other	—	(360)	249	(460)	984	413
Balance at December 31, 2015	—	198,401	(280,828)	78,601	(7,192)	(11,018)
Cash distributions (3)	—	(23,847)	(25,271)	(11,503)	(10,244)	(70,865)
Sponsor contribution of fixed assets	—	—	5,063	—	104	5,167
Net income attributable to partners	—	19,667	27,002	3,942	12,193	62,804
Unit-based compensation	—	664	1,046	—	(1,111)	599
Subordinated unit conversion	—	—	71,040	(71,040)	—	—
Delek unit repurchases from public	—	(6,872)	6,872	—	—	—
Other	—	—	—	—	29	29
Balance at December 31, 2016	$—	$188,013	$(195,076)	$—	$(6,221)	$(13,284)

(1) Cash distributions include $95.9 million in cash payments for an acquisition from Delek during 2014. As an entity under common control with Delek, we record the assets that we acquire from Delek on our consolidated balance sheet at Delek's historical book value instead of fair value. Additionally, any excess of cash paid over the historical book value of the assets acquired from Delek is recorded within equity. As a result of this accounting treatment, the acquisition resulted in a $70.7 million decrease in our equity balance during 2014. Distributions also include $0.2 million related to distribution equivalents on vested phantom units.
(2) Cash distributions include $61.9 million in cash payments for the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition. As an entity under common control with Delek, we record the assets that we acquire from Delek on our balance sheet at Delek's historical book basis instead of fair value. Additionally, any excess of cash paid over the historical book basis of the assets acquired from Delek is recorded within equity. As a result of the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, our equity balance decreased $42.7 million during the year ended December 31, 2015. Distributions also include $0.4 million related to distribution equivalents on vested phantom units.
(3) Cash distributions include $0.3 million related to distribution equivalents on vested phantom units.

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP - Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$62,804	$66,211	$70,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,813	19,692	15,022
Amortization of unfavorable contract liability to revenue	—	—	(2,670)
Amortization of deferred revenue	(1,085)	(596)	(307)
Amortization of deferred financing costs	1,460	1,460	1,267
Accretion of asset retirement obligations	266	251	232
(Gain) loss on asset disposals	(16)	104	83
Deferred income taxes	(173)	14	(109)
Loss on equity method investments	1,178	588	—
Unit-based compensation expense	599	406	274
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15,847	(7,197)	2,892
Inventories and other current assets	2,045	(907)	7,894
Accounts payable and other current liabilities	3,551	(13,734)	(7,117)
Accounts receivable/payable to related parties	(6,983)	1,737	(885)
Non-current assets and liabilities, net	401	(5)	(1,550)
Net cash provided by operating activities	100,707	68,024	85,084
Cash flows from investing activities:
Business combinations	—	(400)	(22,650)
Purchases of property, plant and equipment	(11,287)	(19,956)	(9,012)
Proceeds from sales of property, plant and equipment	175	1,198	—
Equity method investments	(61,580)	(37,434)	—
Net cash used in investing activities	(72,692)	(56,592)	(31,662)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	29	50	45
Distributions to general partner	(10,244)	(3,918)	(1,382)
Distributions to common unitholders - public	(23,847)	(20,755)	(17,099)
Distributions to common unitholders - Delek	(25,271)	(6,046)	(5,053)
Distributions to subordinated unitholders - Delek	(11,503)	(25,919)	(21,658)
Distributions to Delek for acquisitions	—	(61,890)	(95,900)
Proceeds from revolving credit facility	314,750	396,400	499,750
Payments of revolving credit facility	(273,750)	(296,550)	(412,800)
Deferred financing costs paid	—	—	(3,688)
Predecessor division equity contribution	—	115	3,722
Reimbursement of capital expenditures by Delek	1,880	5,220	1,578
Net cash used in financing activities	(27,956)	(13,293)	(52,485)
Net increase (decrease) in cash and cash equivalents	59	(1,861)	937
Cash and cash equivalents at the beginning of the period	—	1,861	924
Cash and cash equivalents at the end of the period	$59	$—	$1,861

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,206	$9,009	$7,661
Income taxes	$224	$4	$18
Non-cash investing activities:
Equity method investments	$—	$3,832	$—
Increases in accrued capital expenditures	$480	$2,471	$156
Non-cash financing activities:
Sponsor contribution of fixed assets	$5,167	$584	$1,566

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

On March 31, 2015, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Delek a crude oil storage tank ("the Tyler Crude Tank") located adjacent to Delek's Tyler, Texas refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") (such transaction, the "Tyler Crude Tank Acquisition"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and primarily supports the Tyler Refinery. The Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets."

The El Dorado Acquisition, the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter collectively referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include (i) the historical results of the El Dorado Terminal and Tank Assets, as owned and operated by Delek, for all periods presented through February 10, 2014 (the "El Dorado Predecessor"), (ii) the historical results of the El Dorado Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "El Dorado Assets Predecessor") and (iii) the historical results of the Tyler Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as the "Logistics Assets Predecessor." We refer to the historical results of the El Dorado Predecessor, the El Dorado Assets Predecessor and the Tyler Assets Predecessor collectively as our "Predecessors." See Note 3 for further information regarding the Acquisitions from Delek.

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

The Partnership generates revenue by charging fees for gathering, transporting, offloading and storing crude oil and for marketing, wholesale marketing, distributing, transporting and storing refined products. A substantial majority of our contribution margin, which we define as net sales less cost of goods sold and operating expenses, is derived from commercial agreements with Delek with initial terms ranging from five to ten years.

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

Cash and Cash Equivalents

We maintain cash and cash equivalents in accounts with large, U.S. financial institutions. Any highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of December 31, 2016 and 2015. Two third-party customers accounted for approximately 36.6% of the consolidated accounts receivable balance as of December 31, 2016. One third-party customer accounted for approximately 15.2% of the consolidated accounts receivable balance as of December 31, 2015.

Inventory

Inventory consists of refined products, which are stated at the lower of cost or market with cost determined on a first-in, first-out ("FIFO") basis. Two third party vendors in our wholesale marketing and terminalling segment accounted for approximately 72.0% of our inventory purchases during the year ended December 31, 2016. One third party vendor and Delek accounted for approximately 62.6% and 24.9%, respectively, of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2015. One vendor in the wholesale marketing and terminalling segment accounted for approximately 69.0% of our inventory purchases during the year ended December 31, 2014.

Property, Plant and Equipment

Assets acquired in conjunction with business acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost.

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

Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets, except for automotive equipment, which is depreciated using a declining-balance method. The estimated useful lives are as follows:

Years
Buildings and building improvements	15-40
Pipelines, tanks and terminals	15-40
Asset retirement obligation assets	15-50
Other equipment	3-15

Intangible Assets

Intangible assets consist of a long-term supply contract and indefinite-lived rights of way. We amortize the definite-lived long-term supply contract on a straight-line basis over the estimated useful life of 11.5 years. The amortization expense is included in depreciation and amortization in the accompanying consolidated financial statements.

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

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Our goodwill is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and we perform this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If an asset’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the asset’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2016, 2015 or 2014.

Equity Method Investments

For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of control over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheet and adjusted for our shares of the net earnings and losses of the investee and cash distributions, which are separately presented in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary.

Derivatives

We record all derivative financial instruments, including forward fuel contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedge accounting treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing exchange pricing and/or price index developers, such as Platts or Argus. During the years ended December 31, 2016, 2015 and 2014, we did not elect to apply hedge accounting treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of income and comprehensive income.

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

We apply the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2016 and 2015, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

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

Asset Retirement Obligations

We recognize liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. These obligations are related to the required cleanout of our pipelines and terminal tanks and removal of certain above-grade portions of our pipelines situated on right-of-way property.

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2016 and 2015 is as follows (in thousands):

	December 31,
	2016	2015
Beginning balance	$3,506	$3,319
Liabilities settled	—	(64)
Accretion expense	266	251
Ending balance	$3,772	$3,506

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

Income Taxes

We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, the acquisition price of such partner's units and the taxable income allocation requirements under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

We are subject to income taxes in certain states that do not follow the federal tax treatment of Partnerships. These taxes are accounted for under the provisions of ASC 740, Income Taxes (ASC 740). This statement generally requires DKL to record deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities, exclusive of the amounts held in other comprehensive income.

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

Net Income per Limited Partner Unit

We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights ("IDRs"). The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs to our general partner, which is the holder of the IDRs pursuant to our Partnership Agreement. The weighted-average number of common units reflects the conversion of the subordinated units to common units on February 25, 2016. See Notes 5 and 12 for further discussion.

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

Comprehensive Income

Comprehensive income for the years ended December 31, 2016, 2015 and 2014 was equivalent to net income.

New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the "FASB") issued guidance clarifying the definition of a business. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted under certain circumstances. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In August 2016, the FASB issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

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
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
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
In August 2015 the FASB issued guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of related footnote disclosures, if necessary. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within the annual periods beginning after December 15, 2016. We adopted this guidance in the fourth quarter of 2016 and the adoption did not have a material impact on our business, financial condition or results of operations.
In July 2015, the FASB issued guidance requiring entities to measure FIFO or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance does not change the measurement of inventory measured using LIFO or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted at the beginning of any interim or annual period for which financial statements have not yet been issued. We expect to adopt this guidance on the effective date and we do not anticipate that the adoption will have a material impact on our business, financial position or results of operations.
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
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. Early adoption is not permitted. We have formed a project implementation team as well as a project time-line to evaluate this new standard. We have reviewed and gained an understanding of the new revenue recognition accounting guidance and completed our revenue stream scoping process. We have preliminarily elected to use the modified retrospective adoption method to apply this standard. We are still evaluating the impact that adopting this standard will have on our business, financial condition and results of operations.

3. Acquisitions

Acquisitions from Delek

During the years ended December 31, 2015 and 2014, the Partnership acquired the assets listed below from Delek:

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

Financial Results of the Acquisitions from Delek

The Acquisitions from Delek were considered transfers of businesses between entities under common control. Accordingly, the Acquisitions from Delek were recorded at amounts based on Delek's historical carrying value as of each respective acquisition date, which were $7.6 million and $11.6 million as of March 31, 2015, for the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition, respectively, and $25.2 million as of February 10, 2014 for the El Dorado Acquisition. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the Acquisitions from Delek as if we owned the assets for all periods presented. The results of the El Dorado Assets and the Tyler Assets are included in the pipelines and transportation segment. The results of the El Dorado Terminal are included in the wholesale marketing and terminalling segment. The results of the El Dorado Tank Assets are included in the pipelines and transportation segment.

Acquisitions from Third Parties

During the year ended December 31, 2014, we acquired certain transportation, pipeline and terminalling assets to complement our existing assets, provide enhanced logistical capabilities and further our presence in certain areas. The acquisitions include the following:

•
On December 17, 2014, we acquired substantially all of the assets of Frank Thompson Transport, Inc. ("FTT"), a company that primarily hauled crude oil and asphalt products by transport truck, including 123 trucks and 205 trailers (the "FTT Assets").

•
On October 1, 2014, we acquired from an affiliate of Magellan Midstream Partners, LP (i) a light products terminal in Mount Pleasant, Texas consisting of approximately 200,000 barrels of light product storage capacity, three truck loading lanes and ethanol blending capability (the "Mount Pleasant Terminal"), (ii) a light products storage facility in Greenville, Texas with approximately 325,000 barrels of storage capacity and a connection to the Explorer Pipeline System, a common carrier pipeline owned by a third party (the "Greenville Storage Facility"), and (iii) a 76-mile pipeline connecting the locations (the "Greenville-Mount Pleasant Pipeline"). The Mount Pleasant Terminal, the Greenville Storage Facility and the Greenville-Mount Pleasant Pipeline are hereinafter collectively referred to as the "Greenville-Mount Pleasant Assets."

Purchase Price Allocations - Acquisitions from Third Parties

The following table summarizes the allocation of the aggregate purchase price for each of the third party acquisitions described above (in thousands):

	FTT Assets	Greenville-Mount Pleasant Assets
Property, plant and equipment	$10,790	$4,829
Intangible assets	—	5,171
Goodwill (1)	549	—
Inventory	—	1,125
Accounts Receivable	1,767	—
Accounts Payable	(1,181)	—
Total purchase price	$11,925	$11,125

(1) All goodwill is deductible for tax purposes.

Pro Forma Financial Information - Acquisitions from Third Parties

Below are the unaudited pro forma consolidated results of operations of the Partnership for the year ended December 31, 2014, as if our 2014 acquisitions from third parties had occurred on January 1, 2013 (in thousands):

	Year Ended December 31, 2014
	As Reported	Pro Forma
FTT Assets:
Net Sales	$841,253	$854,842
Net income	$70,058	$70,824
Greenville-Mount Pleasant Assets:
Net Sales	$841,253	$841,943
Net income	$70,058	$69,621

4. Related Party Transactions

Commercial Agreements

The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. The initial terms for agreements effective in November 2012 were to expire in November 2017. Delek has opted to renew these agreements for subsequent five-year terms. In the case of our marketing agreement with Delek, the initial term has been extended through 2026. The fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission oil pipeline index or various iterations of the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.

Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals, such that Delek may throughput and/or store, as the case may be, specified volumes of crude oil, intermediate and refined products. To the extent that Delek is prevented by our failure to maintain such capacities from throughputting or storing such specified volumes for more than 30 days per year, Delek's minimum throughput commitment will be reduced proportionately and prorated for the portion of the quarter during which the specified throughput capacity was unavailable, and/or the storage fee will be reduced, prorated for the portion of the month during which the specified storage capacity was unavailable. Such reduction would occur even if actual throughput or storage amounts were below the minimum volume commitment levels.

Our material commercial agreements with Delek include the following:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
Lion Pipeline System and SALA Gathering System:
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (2)	$ 0 .95 (3)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.11
SALA Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$ 2.55 (3)
East Texas Crude Logistics System:
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$ 0.45 (4)
Storage	November 2012	5 / 15		N/A	$ 278,370/month
East Texas Marketing	November 2012	10 (5)	Marketing products for Tyler Refinery	50,000	$ 0.764 (5)
Big Sandy Terminal: (6)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.56
Terminalling	November 2012	5 / 15		5,000	$0.56
Storage	November 2012	5 / 15		N/A	$ 55,625/month
Tyler Throughput and Tankage:
Refined Products Throughput	July 2013	8 / 16	Dedicated Terminalling and storage	50,000	$0.35
Storage	July 2013	8 / 16		N/A	$ 829,823/month
Memphis Pipeline	October 2013	5	Refined Products Transportation	10,959	$1.35
El Dorado Throughput and Tankage:
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$0.50
Storage	February 2014	8 / 16		N/A	$1,299,000/month
El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (7)	$ 1.00
Heavy Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (7)	$ 2.25

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	Excludes volumes gathered on the SALA Gathering System.

(3)	Volumes gathered on the SALA Gathering System will not be subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

(4)	For any volumes in excess of 50,000 bpd, the throughput fee will be $0.682/bbl.

(5)
For any volumes in excess of 50,000 bpd, the throughput fee will be $0.725/bbl. Following the primary term, the marketing agreement automatically renews for successive one-year terms, unless either party provides notice of non-renewal 10 months prior to the expiration of the then-current term. The initial primary term for the marketing agreement has been extended through 2026.

(6)
On July 19, 2013, we acquired the Hopewell Pipeline in order to effectively connect it with the Big Sandy Pipeline and thereby return the Big Sandy Terminal to operation. In connection with the acquisition, on July 25, 2013, we and Delek entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the terminalling services agreement for the Big Sandy Terminal originally entered into in November 2012.

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

Other Agreements with Delek

In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek:

Omnibus Agreement

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil Company and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions from Delek (collectively, as amended, the "Omnibus Agreement"). The Partnership entered into an amendment to the Omnibus Agreement on August 3, 2015, with an effective date of April 1, 2015. This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership. Pursuant to the terms of the Omnibus Agreement, we were reimbursed for certain capital expenditures in the amount of $1.9 million, $5.2 million and $1.6 million, during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are recorded in other long term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. We were reimbursed $1.2 million during the year ended December 31, 2016 for such failures. We were reimbursed for the costs incurred in connection with (i) an asset failure near Fouke, Arkansas and the subsequent repair of the asset and (ii) an asset failure near Haynesville, Louisiana during the years ended December 31, 2015 and 2014, respectively, pursuant to the Omnibus Agreement.

Other Agreements

Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services. We and our subsidiaries paid Delek approximately $15.7 million, $22.8 million and $12.3 million pursuant to the Partnership Agreement during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.

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

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, wholesale marketing and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees and product sales to Alon USA Energy, Inc., an equity method investee of Delek. Our Predecessors did not record revenues for intercompany terminalling, throughput, storage or other services. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues	$149,564	$152,564	$114,583
Cost of Goods Sold	$32,514	$105,461	$56,045
Operating and maintenance expenses (1)	$27,668	$31,636	$20,889
General and administrative expenses (2)	$6,254	$6,356	$5,799

(1)
Operating and maintenance expenses include costs allocated to our Predecessors for operating support provided by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. With respect to the El Dorado Predecessor, the costs that were allocated to us by Delek were $0.4 million for the year ended December 31, 2014. With respect to the Logistics Assets, the costs that were allocated to us by Delek were $0.2 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

(2)	No general and administrative expenses were allocated to the Logistics Assets Predecessor by Delek for the years ended December 31, 2015 and 2014.

Quarterly Cash Distribution

Our common and general partner unitholders and the holders of IDRs are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. During the years ended December 31, 2016, 2015 and 2014, we paid quarterly cash distributions, of which $47.0 million, $35.9 million and $28.1 million, respectively, were paid to Delek and our general partner. On January 24, 2017, our general partner's board of directors declared a quarterly cash distribution totaling $20.5 million based on the available cash as of the date of determination for the end of the fourth quarter of 2016, which was paid on February 14, 2017 to unitholders of record on February 3, 2017. The distribution included $14.2 million paid to both Delek and our general partner, including the distribution as holder of the IDRs.

5. Net Income Per Unit

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and IDRs. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs, which are held by our general partner pursuant to our Partnership Agreement. The IDRs are paid following the close of each quarter.

Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.

Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. At present, the only potentially dilutive units outstanding consist of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same, because there are no potentially dilutive subordinated units outstanding.

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015 and confirmation by the board of directors of our general partner (based on the recommendation of the Conflicts Committee) on February 25, 2016 that the requirements under the Partnership Agreement for the conversion of all subordinated units into common units were satisfied, the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests. The Partnership's net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through February 24, 2016, in accordance with our Partnership Agreement.

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to partners	$62,804	$66,848	$71,997
Less: General partner's distribution (including IDRs) (1)	12,437	5,013	1,883
Less: Limited partners' distribution	58,158	27,439	23,152
Less: Subordinated partner's distribution	4,424	26,878	22,799
(Distributions) earnings excess	$(12,215)	$7,518	$24,163

General partner's earnings:
Distributions (including IDRs) (1)	$12,437	$5,013	$1,883
Allocation of (distributions) earnings excess	(244)	150	483
Total general partner's earnings	$12,193	$5,163	$2,366

Limited partners' earnings on common units:
Distributions	$58,158	$27,439	$23,152
Allocation of (distributions) earnings excess	(11,489)	3,721	11,933
Total limited partners' earnings on common units	$46,669	$31,160	$35,085

Limited partners' earnings on subordinated units:
Distributions	$4,424	$26,878	$22,799
Allocation of (distributions) earnings excess	(482)	3,647	11,747
Total limited partner's earnings on subordinated units	$3,942	$30,525	$34,546

Weighted average limited partner units outstanding (3):
Common units - (basic)	22,490,264	12,237,154	12,171,548
Common units - (diluted)	22,558,717	12,356,914	12,302,629
Subordinated units - Delek (basic and diluted) (2)	1,803,167	11,999,258	11,999,258

Net income per limited partner unit (3):
Common - (basic)	$2.08	$2.55	$2.88
Common - (diluted)	$2.07	$2.52	$2.85
Subordinated - (basic and diluted)	$2.19	$2.54	$2.88

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

6. Major Customers

Sunoco LP accounted for 10.5%, 16.2% and 23.3% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Delek, directly or indirectly, accounted for 32.8%, 25.9% and 13.6% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Inventory

Inventories consisted of $8.9 million and $10.5 million of refined petroleum products as of December 31, 2016 and 2015, respectively. Cost of inventory is stated at the lower of cost or market with cost determined on a FIFO basis. We recognize lower of cost or market charges as a component of cost of goods sold in the consolidated statements of income and comprehensive income. We did not have a lower of cost or market charge during the year ended December 31, 2016. We recognized a charge of $0.3 million during the year ended December 31, 2015.

8.  Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2016	2015

Land and land improvements	$4,435	$4,253
Building and building improvements	2,236	1,886
Pipelines, tanks and terminals	305,302	299,101
Asset retirement obligation assets	2,073	2,073
Other equipment	12,925	4,270
Construction in process	15,436	14,064
	342,407	325,647
Less: accumulated depreciation	(91,378)	(71,799)
	$251,029	$253,848

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	As of and For the Year Ended December 31, 2016
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$279,155	$63,252	$342,407
Less: accumulated depreciation	(67,032)	(24,346)	(91,378)
Property, plant and equipment, net	$212,123	$38,906	$251,029
Depreciation expense	$16,133	$3,617	$19,750

	As of and For the Year Ended December 31, 2015
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$266,169	$59,478	$325,647
Less: Accumulated depreciation	(50,542)	(21,257)	(71,799)
Property, plant and equipment, net	$215,627	$38,221	$253,848
Depreciation expense	$15,011	$3,618	$18,629

9.  Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired. Goodwill acquired in a business combination is recorded at fair value and is not amortized. Our goodwill relates to the west Texas assets contributed to us by Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, in connection with our initial public offering (the "Offering") and to the purchase price allocation of certain of our third party acquisitions.

We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2016, 2015 and 2014. We performed a discounted cash flows test, using a market participant weighted average cost of capital, and estimated minimal growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values using a multiple of expected future cash flows, such as those used by third party analysts. In 2016, 2015 and 2014, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

Our goodwill accounts in our wholesale marketing and terminalling segment amounted to $7.5 million as of December 31, 2016, 2015 and 2014. Our goodwill accounts in our pipelines and transportation segment amounted to $4.7 million as of December 31, 2016 and 2015 and $4.2 million as of December 31, 2014. During the year ended December 31, 2015, we recorded goodwill of $0.5 million in our pipelines and transportation segment in connection with the acquisition of the FTT Assets.

10.  Other Intangible Assets

Our identifiable intangible assets are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2016	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contract	11.5	$12,227	$(11,075)	$1,152
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	13,268		13,268
Total		$25,495	$(11,075)	$14,420

	Useful		Accumulated
As of December 31, 2015	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contract	11.5	$12,227	$(10,012)	$2,215
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	13,267		13,267
Total		$25,494	$(10,012)	$15,482

Amortization of intangible assets was $1.1 million during each of the years ended December 31, 2016, 2015 and 2014, and is included in depreciation and amortization on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $1.1 million for the year ended December 31, 2017. We expect to incur $0.1 million of amortization expense in 2018, at which point our supply contract will be fully amortized.

11. Long-Term Obligations

Second Amended and Restated Credit Agreement

We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments were increased from $400.0 million to $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature, whereby the Partnership can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. While the majority of the terms of the Second Amended and Restated Credit Agreement are substantially unchanged from the predecessor facility, among other things, changes were made to certain negative covenants, the financial covenants and the interest rate pricing grid.  The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings.

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At December 31, 2016, the weighted average interest rate for our borrowings under the facility was approximately 3.4%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage-ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2016, this fee was 0.50% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2016, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

As of December 31, 2016, we had approximately $392.6 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $6.0 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2016. Unused credit commitments under the Second Amended and Restated Credit Agreement as of December 31, 2016 were approximately $301.4 million.

Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Second Amended and Restated Credit Agreement	$—	$—	$392,600	$—	$—	$—	$392,600

12. Equity

We had 9,263,415 common limited partner units held by the public outstanding as of December 31, 2016. Additionally, as of December 31, 2016, Delek owned a 60.7% limited partner interest in us, consisting of 15,065,192 common limited partner units and a 94.9% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 496,502 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.1% interest in our general partner.

Equity Activity

On February 25, 2016, the requirements under the Partnership Agreement for the conversion of all subordinated units into common units were satisfied, and the subordination period ended. As a result, in the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests.

The table below summarizes the changes in the number of units outstanding from December 31, 2013 through December 31, 2016 (in units).

	Common - Public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2013	9,353,240	2,799,258	11,999,258	492,893	24,644,649
GP units issued to maintain 2% interest	—	—	—	1,304	1,304
Unit-based compensation awards (1)	63,949	—	—	—	63,949
Balance at December 31, 2014	9,417,189	2,799,258	11,999,258	494,197	24,709,902
GP units issued to maintain 2% interest	—	—	—	1,248	1,248
Unit-based compensation awards (1)	61,084	—	—	—	61,084
Balance at December 31, 2015	9,478,273	2,799,258	11,999,258	495,445	24,772,234
GP units issued to maintain 2% interest	—	—	—	1,057	1,057
Unit-based compensation awards (1)	51,818	—	—	—	51,818
Delek unit repurchases from public	(266,676)	266,676	—	—	—
Subordinated unit conversion	—	11,999,258	(11,999,258)	—	—
Balance at December 31, 2016	9,263,415	15,065,192	—	496,502	24,825,109

(1) Unit-based compensation awards are presented net of 17,276, 21,144 and 5,539 units withheld for taxes as of December 31, 2016, 2015 and 2014, respectively.

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to partners	$62,804	$66,848	$71,997
Less: General partner's IDRs	(11,160)	(3,904)	(945)
Net income available to partners	$51,644	$62,944	$71,052
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1,033	1,259	1,421
General partner's IDRs	11,160	3,904	945
Total general partner's interest in net income	$12,193	$5,163	$2,366

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2014	$0.510	$2.04	$13,056	February 13, 2015	February 6, 2015
March 31, 2015	$0.530	$2.12	$13,702	May 14, 2015	May 4, 2015
June 30, 2015	$0.550	$2.20	$14,368	August 14, 2015	August 6, 2015
September 30, 2015	$0.570	$2.28	$15,136	November 13, 2015	November 6, 2015
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017

The allocation of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2016, 2015 and 2014 is set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2016	2015	2014
General partner's distributions:
General partner's distributions	$1,277	$1,109	$938
General partner's IDRs	11,160	3,904	945
Total general partner's distributions	12,437	5,013	1,883

Limited partners' distributions:
Common	58,158	27,439	23,152
Subordinated	4,424	26,878	22,799
Total limited partners' distributions	62,582	54,317	45,951
Total cash distributions	$75,019	$59,330	$47,834

Cash distributions per limited partner unit	$2.575	$2.240	$1.900

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

We incurred approximately $0.6 million, $0.4 million and $0.3 million of unit-based compensation expense related to the Partnership during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the LTIP is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. The total fair value of phantom units vested was $1.7 million, $1.9 million and $1.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $0.7 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

A summary of our unit award activity for the years ended December 31, 2016, 2015 and 2014, is set forth below:

		Number of Phantom Units	Weighted-Average Grant Price
Non-vested	December 31, 2013	274,952	$22.94
Granted		10,000	$35.46
Vested		(69,488)	$23.08
Non-vested	December 31, 2014	215,464	$23.48
Granted		11,836	$39.73
Vested		(82,228)	$23.55
Non-vested	December 31, 2015	145,072	$24.76
Granted		12,475	$26.05
Vested		(69,094)	$24.66
Forfeited		(14,500)	$22.65
Non-vested	December 31, 2016	73,953	$25.49

14. Equity Method Investments

In March 2015, the Partnership, through its indirect wholly owned subsidiary DKL Caddo, LLC ("DKL Caddo"), became a member of Caddo Pipeline LLC ("CP LLC") by entering into an amended and restated limited liability company agreement (the “Caddo LLC Agreement”) with Plains Pipeline, L.P. ("Plains"), an affiliate of Plains All American Pipeline, L.P. CP LLC was formed to plan, develop, construct, own, operate and maintain a pipeline system and certain ancillary assets originating near Longview, Texas and extending to Shreveport, Louisiana (the "Caddo Pipeline System"). Pursuant to the terms of the Caddo LLC Agreement, DKL Caddo and Plains each own a 50% membership interest in CP LLC. Pursuant to separate agreements, Plains has primary responsibility for the construction of the Caddo Pipeline System and, upon its completion in January 2017, Plains will also have primary responsibility for its day-to-day operations.

In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into an amended and restated limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to plan, develop, construct, own, operate and maintain a pipeline system and certain ancillary assets extending from Loving County, Texas to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Construction on the pipeline has been substantially completed, and operations began in September 2016. Rangeland has primary responsibility for the pipeline's day-to-day operations.

The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement. As of December 31, 2016, the Partnership's investment balance in these joint ventures was $101.1 million and was accounted for using the equity method.

We do not consolidate any part of the assets or liabilities of our equity investees. Our share of net income or loss of the investees will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates. With respect to CP LLC and Rangeland RIO, we determined that these entities do not represent variable interest entities and consolidation was not required. We have the ability to exercise influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting. Our investment in these joint ventures is reflected in our pipelines and transportation segment.

Summarized FInancial Information

Combined summarized financial information for our equity investees is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Current assets	$7,760	$11,705
Non-current assets	$237,516	$87,467
Current liabilities	$4,512	$4,797
Non-current liabilities	$—	$—

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Revenues	$2,217	$—
Gross profit	$2,217	$—
Net loss	$(3,641)	$(1,967)

15. Segment Data

We aggregate our operating segments into two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling.

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

Our operating segments adhere to the accounting policies used for our consolidated financial statements, as described in Note 2. Our operating segments are managed separately, because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on segment contribution margin. Segment contribution margin is defined as net sales less cost of goods sold and operating expenses.

During the years ended December 31, 2015 and 2014, we acquired the Logistics Assets and the El Dorado Terminal and Tank Assets, respectively, from Delek. Our historical financial statements have been retrospectively adjusted as appropriate to reflect the results of operations attributable to the Logistics Assets and the El Dorado Terminal and Tank Assets as if we owned the assets for all periods presented. The results of the Logistics Assets and the El Dorado Tank Assets are included in the pipelines and transportation segment. The results of the El Dorado Terminal are included in the wholesale marketing and terminalling segment.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Pipelines and Transportation
Net sales:
Affiliate	103,749	$102,551	80,683
Third party	18,423	28,828	10,665
Total pipelines and transportation	122,172	131,379	91,348
Operating costs and expenses:
Cost of goods sold	19,425	19,607	4,294
Operating expenses	29,235	33,751	31,979
Segment contribution margin	$73,512	$78,021	$55,075
Capital spending (excluding business combinations)	$8,478	$16,030	$5,804

Wholesale Marketing and Terminalling
Net sales:
Affiliate	45,815	50,013	33,900
Third party	280,072	408,277	716,005
Total wholesale marketing and terminalling	325,887	458,290	749,905
Operating costs and expenses:
Cost of goods sold	282,733	416,697	692,927
Operating expenses	7,963	11,172	7,486
Segment contribution margin	$35,191	$30,421	$49,492
Capital spending (excluding business combinations)	$3,289	$6,397	$3,364

Consolidated
Net sales:
Affiliate	$149,564	$152,564	$114,583
Third party	298,495	437,105	726,670
Total Consolidated	448,059	589,669	841,253
Operating costs and expenses:
Cost of goods sold	302,158	436,304	697,221
Operating expenses	37,198	44,923	39,465
Contribution margin	108,703	108,442	104,567
General and administrative expenses	10,256	11,384	10,616
Depreciation and amortization	20,813	19,692	15,022
(Gain) loss on asset disposals	(16)	104	83
Operating income	$77,650	$77,262	$78,846
Capital spending (excluding business combinations)	$11,767	$22,427	$9,168

The following table summarizes the total assets for each segment as of December 31, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2016	2015
Pipelines and transportation	$337,349	$283,553
Wholesale marketing and terminalling	78,198	91,735
Total Assets	$415,547	$375,288

16. Fair Value Measurements

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825.

We apply the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our interest rate and commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material as of December 31, 2016.

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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at December 31, 2016 and 2015 was as follows: (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$9	$—	$9
Total assets	—	9	—	9
Liabilities
OTC commodity swaps	—	(82)	—	(82)
Net liabilities	$—	$(73)	$—	$(73)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$171	$—	$171
Total assets	—	171	—	171
Liabilities
OTC commodity swaps	—	(45)	—	(45)
Net assets	$—	$126	$—	$126

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

As of December 31, 2016, we had a cash deficit of $0.6 million netted with the net derivative positions of one of our counterparties. As of December 31, 2015, $0.8 million of cash collateral was held by counterparty brokerage firms.

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

From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the Second Amended and Restated Credit Agreement. Our initial credit facility required us to maintain interest rate hedging arrangements on at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a LIBOR interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the Amended and Restated Credit Agreement in July 2013, but the interest rate hedge remained in place in accordance with its term through its maturity date in February 2016.

The following table presents the fair value of our derivative instruments, as of December 31, 2016 and 2015. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our accompanying consolidated balance sheets. During the years ended December 31, 2016 and 2015, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying consolidated statements of income and comprehensive income.

(in thousands)		December 31, 2016		December 31, 2015
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
OTC commodity swaps (1)	Other current assets	$9	$(82)	$171	$(45)
Total gross value of derivatives		9	(82)	171	(45)
Less: Counterparty netting and cash collateral (2)		9	621	(706)	(45)
Total net fair value of derivatives		$—	$(703)	$877	$—

(1)	As of December 31, 2016 and 2015, we had open derivative contracts representing 93,000 barrels and 171,000 barrels, respectively, of refined petroleum products.

(2)
As of December 31, 2016, we had a cash deficit of $0.6 million netted with the net derivative positions of one of our counterparties. As of December 31, 2015, $0.8 million cash collateral was held by counterparty brokerage firms.

Recognized (losses) gains associated with our derivatives for the years ended December 31, 2016 and 2015 were as follows (in thousands):

		Year Ended December 31,
Derivative Type	Income Statement Location	2016	2015	2014

Interest rate derivatives	Interest expense	$—	$(24)	$(92)
OTC commodity swaps	Cost of goods sold	(2,122)	441	3,083
	Total	$(2,122)	$417	$2,991

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

The Partnership is not a taxable entity for federal income tax purposes. While most states do not impose an entity level tax on partnership income, the Partnership is subject to entity level tax in both Tennessee and Texas. The Partnership does not file a separate Texas tax return. Our results of operations are included in Delek’s consolidated return. However, the provisions of ASC 740 have been followed as if we were a stand-alone entity. As a result, the Partnership must record deferred income taxes for the differences between book and tax bases of its assets and liabilities based on those states' enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The total non-current deferred tax assets were $0.3 million and $0.1 million as of December 31, 2016 and 2015, respectively, and are included in other non-current assets in our accompanying consolidated balance sheets. The majority component of our non-current deferred tax assets as of December 31, 2016 and 2015 was depreciation and amortization.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
State income taxes	121	171	492
Other items	(40)	(366)	(360)
Income tax expense (benefit)	$81	$(195)	$132

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current	$254	$(209)	$241
Deferred	(173)	14	(109)
Total	$81	$(195)	$132

Delek files a consolidated Texas gross margin tax return, and tax payments for the Partnership are paid by Delek. Therefore, a portion of the current tax payable is included in accounts receivable/payable from related parties. As of December 31, 2016 and 2015, income taxes payable (receivable) of $0.1 million and $(0.2) million, respectively, were included in accounts receivable/payable from related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance.

We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2016 or 2015, and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2016, 2015 or 2014. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

19. Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See "Crude Oil Releases" below for a potential enforcement action.

Environmental Health and Safety

We are subject to extensive and periodically changing federal, state and local laws and regulations relating to the protection of the environment, health and safety. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination and the protection of workers and the public. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines and related operations, and may be subject to revocation, modification and renewal. These laws and permits may become the basis for future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed or are assigned responsibility. Releases of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, or a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage or natural resources damages. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts; however, we accrue liabilities for such events when we are able to determine if an amount is probable and can be reasonably estimated.

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

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of December 31, 2016, we have accrued $0.1 million for the Paline Release. Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our consolidated statements of income and comprehensive income and are subsequently reimbursed by Delek pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations, as we are reimbursed by Delek for such costs.

In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. As of December 31, 2016, we have accrued $1.0 million, which we have recorded in pipeline release liabilities in our consolidated balance sheet, for the Magnolia Release in connection with these proceedings.

Contracts and Agreements

The majority of the petroleum products we sell in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products at the Abilene, Texas terminal, which we own, for sales and exchange with third parties at the Abilene and San Angelo terminals. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrent with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017, and does not include any options for renewal. We also purchase spot barrels from various third parties and from Delek for sale to wholesale customers in west Texas.

Letters of Credit

As of December 31, 2016, we had in place letters of credit totaling $6.0 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2016.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases for the years ended December 31, 2016, 2015 and 2014 totaled $5.7 million, $5.3 million and $5.0 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2016 (in thousands):

2017	$4,943
2018	2,189
2019	253
2020	190
2021	—
Thereafter	60
Total future minimum rentals	$7,635

20.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data).

	For the Three Month Periods Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$104,056	$111,853	$107,470	$124,680
Operating income	$18,974	$22,512	$17,001	$19,163
Net income	$15,448	$18,893	$13,151	$15,312
Limited partners' interest in net income	$13,195	$16,102	$9,892	$11,422
Net income per limited partner unit:
Common (basic)	$0.54	$0.66	$0.41	$0.47
Common (diluted)	$0.54	$0.66	$0.41	$0.47
Subordinated - Delek (basic and diluted)	$0.54	$—	$—	$—

	For the Three Month Periods Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$143,512	$172,134	$165,092	$108,931
Operating income	$16,414	$21,139	$21,847	$17,862
Net income	$14,003	$18,311	$18,602	$15,295
Limited partners' interest in net income	$13,753	$17,202	$17,219	$13,511
Net income per limited partner unit:
Common (basic)	$0.57	$0.71	$0.71	$0.56
Common (diluted)	$0.56	$0.70	$0.70	$0.55
Subordinated - Delek (basic and diluted)	$0.57	$0.71	$0.71	$0.56

21. Subsequent Events

Distribution Declaration

On January 24, 2017, our general partner's board of directors declared a quarterly cash distribution of $0.68 per share, paid on February 14, 2017, to unitholders of record on February 3, 2017.

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

By:    /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017:

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

10.1	#	Second Amendment to Marketing Agreement, dated as of December 19, 2016, but effective as of October 1, 2016, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP.
10.2
First Amendment to Marketing Agreement, dated July, 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on November 3, 2016).

10.3
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 5, 2016).

10.4	*
General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 5, 2016).

10.5
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

10.6
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

10.7
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

10.8
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

10.9	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012).
10.10	*
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.11	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012).

10.12
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012).

10.13
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.14
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012).

10.15	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.16	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.17	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Partnership's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

10.18
Asset Purchase Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.19
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.20
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

10.22
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.23
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.24
Asset Purchase Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on April 6, 2015).

10.25
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.26	++
First Amended and Restated Limited Liability Company Agreement of Rangeland Rio Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.27	++
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
The following materials from Delek Logistics Partners, LP Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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