Form 10-Q
period 2017-03-31
Delek Logistics Partners, LP
filed 2017-05-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 4, 2017, there were 24,328,607 common limited partner units and 496,502 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33	$59
Accounts receivable	23,812	19,202
Accounts receivable from related parties	—	2,834
Inventory	6,328	8,875
Other current assets	804	1,071
Total current assets	30,977	32,041
Property, plant and equipment:
Property, plant and equipment	345,172	342,407
Less: accumulated depreciation	(96,263)	(91,378)
Property, plant and equipment, net	248,909	251,029
Equity method investments	102,975	101,080
Goodwill	12,203	12,203
Intangible assets, net	14,154	14,420
Other non-current assets	4,385	4,774
Total assets	$413,603	$415,547
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$13,117	$10,853
Accounts payable to related parties	343	—
Excise and other taxes payable	4,535	4,841
Tank inspection liabilities	1,013	1,013
Pipeline release liabilities	1,072	1,097
Accrued expenses and other current liabilities	2,315	2,925
Total current liabilities	22,395	20,729
Non-current liabilities:
Revolving credit facility	392,000	392,600
Asset retirement obligations	3,845	3,772
Other non-current liabilities	14,348	11,730
Total non-current liabilities	410,193	408,102
Deficit:
Common unitholders - public; 9,131,036 units issued and outstanding at March 31, 2017 (9,263,415 at December 31, 2016)	181,775	188,013
Common unitholders - Delek; 15,197,571 units issued and outstanding at March 31, 2017 (15,065,192 at December 31, 2016)	(194,419)	(195,076)
General partner - 496,502 units issued and outstanding at March 31, 2017 (496,502 at December 31, 2016)	(6,341)	(6,221)
Total deficit	(18,985)	(13,284)
Total liabilities and deficit	$413,603	415,547

See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended
	March 31,
	2017	2016
Net sales:
Affiliate	$36,619	$38,760
Third party	92,854	65,296
Net sales	129,473	104,056
Operating costs and expenses:
Cost of goods sold	92,590	66,753
Operating expenses	10,358	10,464
General and administrative expenses	2,848	2,913
Depreciation and amortization	5,193	4,996
Loss (gain) on asset disposals	12	(44)
Total operating costs and expenses	111,001	85,082
Operating income	18,472	18,974
Interest expense, net	4,071	3,199
(Income) loss from equity method investments	(245)	229
Total non-operating expenses	3,826	3,428
Income before income tax expense	14,646	15,546
Income tax expense	51	98
Net income attributable to partners	$14,595	$15,448
Comprehensive income attributable to partners	$14,595	$15,448

Less: General partner's interest in net income, including incentive distribution rights	4,109	2,253
Limited partners' interest in net income	$10,486	$13,195

Net income per limited partner unit (1):
Common units - (basic)	$0.43	$0.54
Common units - (diluted)	$0.43	$0.54
Subordinated units - Delek (basic and diluted)	$—	$0.54

Weighted average limited partner units outstanding (1):
Common units - (basic)	24,328,607	17,024,490
Common units - (diluted)	24,380,770	17,115,198
Subordinated units - Delek (basic and diluted)	—	7,252,299

Cash distributions per limited partner unit	$0.690	$0.610

(1) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflect the conversion of the subordinated units to common units on February 25, 2016. See Note 6 for further discussion.
See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$14,595	$15,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,193	4,996
Amortization of deferred revenue	(280)	(196)
Amortization of deferred financing costs	365	365
Accretion of asset retirement obligations	73	67
Deferred income taxes	25	—
(Income) loss from equity method investments	(245)	229
Loss (gain) on asset disposals	12	(44)
Unit-based compensation expense	174	108
Changes in assets and liabilities:
Accounts receivable	(4,610)	5,882
Inventories and other current assets	2,814	4,559
Accounts payable and other current liabilities	2,296	2,153
Accounts receivable/payable to related parties	3,149	(7,356)
Non-current assets and liabilities, net	(87)	163
Net cash provided by operating activities	23,474	26,374
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,764)	(1,911)
Proceeds from sales of property, plant and equipment	—	175
Equity method investment contributions	(1,650)	(14,819)
Net cash used in investing activities	(5,414)	(16,555)
Cash flows from financing activities:
Distributions to general partner	(3,994)	(1,801)
Distributions to common unitholders - public	(6,291)	(5,592)
Distributions to common unitholders - Delek	(10,252)	(1,651)
Distributions to subordinated unitholders - Delek	—	(7,080)
Proceeds from revolving credit facility	69,100	84,400
Payments of revolving credit facility	(69,700)	(78,100)
Reimbursement of capital expenditures by Delek	3,051	209
Net cash used in financing activities	(18,086)	(9,615)
Net (decrease) increase in cash and cash equivalents	(26)	204
Cash and cash equivalents at the beginning of the period	59	—
Cash and cash equivalents at the end of the period	$33	$204
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,693	$2,890
Non-cash investing activities:
Decrease in accrued capital expenditures	$(973)	$(827)
Non-cash financing activities:
Sponsor contribution of fixed assets	$67	$609

See accompanying notes to the condensed consolidated financial statements

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

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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
New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the "FASB") issued guidance that eliminates Step 2, which required a comparison of the implied fair value of goodwill of a reporting unit with the carrying amount of that goodwill for that reporting unit, from the goodwill impairment test. It also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

In January 2017, the FASB issued guidance clarifying the definition of a business in order to assist entities with evaluating when a set of transferred assets and activities is considered a business. In general, we expect that the revised definition will result in fewer acquisitions being accounted for as business combinations than under the current guidance. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted under certain circumstances. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued.  We prospectively adopted this guidance on the effective date and the adoption did not have a material impact on our business, financial condition or results of operations.

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
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt this guidance on January 1, 2018. We have formed a project implementation team as well as a project time-line to evaluate this new standard. We have reviewed and gained an understanding of the new revenue recognition accounting guidance and completed our revenue stream scoping process. We have preliminarily elected to use the modified retrospective adoption method to apply this standard, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. We are still evaluating the impact that adopting this standard will have on our business processes, systems and controls, and interpretative and industry specific guidance is still developing.

2. Related Party Transactions

Commercial Agreements

The Partnership has a number of long-term, fee based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. The initial terms for agreements effective in November 2012 were to expire in November 2017. Delek has opted to renew these agreements for subsequent five-year terms. In the case of our marketing agreement with Delek, the initial term has been extended through 2026. The fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission oil pipeline index or various iterations of the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

See our Annual Report on Form 10-K for a more complete description of certain of our commercial agreements and other agreements with Delek.

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, Delek Logistics Operating, LLC, Lion Oil Company and certain of the Partnership's and Delek's other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 in connection with our subsequent acquisitions of certain assets from Delek (collectively, as amended, the "Omnibus Agreement"). Additionally, the Partnership entered into an amendment to the Omnibus Agreement on August 3, 2015, with an effective date of April 1, 2015. This amendment eliminated a $1.0 million per event deductible that applied to certain asset failures before Delek was required to reimburse the Partnership.

Pursuant to the terms of the Omnibus Agreement, we were reimbursed for certain capital expenditures in the amount of $3.1 million and $0.2 million during the three months ended March 31, 2017 and 2016, respectively. These amounts are recorded in other long term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. We were reimbursed a nominal amount and $0.9 million for these matters during the three months ended March 31, 2017 and 2016, respectively, which are recorded as a reduction to operating expense.

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing, and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees, and product sales to Alon USA Energy, Inc., an equity method investee of Delek. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek or our general partner, as the case may be, for the services provided to us under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$36,619	$38,760
Cost of goods sold	$8,928	$10,690
Operating and maintenance expenses	$7,096	$7,665
General and administrative expenses	$1,693	$1,346

Quarterly Cash Distribution

Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February 2017 and 2016, we paid quarterly cash distributions, of which $14.2 million and $10.5 million, respectively, were paid to Delek and our general partner. On April 24, 2017, our general partner's board of directors declared a quarterly cash distribution totaling $21.0 million, based on the available cash as of the date of determination for the end of the first quarter of 2017, payable on May 12, 2017, of which $14.7 million is expected to be paid to Delek and our general partner, including the payment for the IDRs.

3. Inventory

Inventories consisted of $6.3 million and $8.9 million of refined petroleum products as of March 31, 2017 and December 31, 2016, respectively. Cost of inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of goods sold in the consolidated statements of income and comprehensive income, which amounted to a nominal amount and $0.1 million during the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At March 31, 2017, the weighted average interest rate for our borrowings under the facility was approximately 3.6%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2017, this fee was 0.5% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of March 31, 2017, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
As of March 31, 2017, we had $392.0 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $7.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at March 31, 2017. Unused credit commitments under the Second Amended and Restated Credit Agreement as of March 31, 2017 were $300.5 million.

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2017 is May 12, 2017. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income attributable to partners	$14,595	$15,448
Less: General partner's distribution (including IDRs) (1)	4,237	2,286
Less: Limited partners' distribution	16,787	10,385
Less: Subordinated partner's distribution	—	4,424
Distributions in excess of earnings	$(6,429)	$(1,647)

General partner's earnings:
Distributions (including IDRs) (1)	$4,237	$2,286
Allocation of distributions in excess of earnings	(128)	(33)
Total general partner's earnings	$4,109	$2,253

Limited partners' earnings on common units:
Distributions	$16,787	$10,385
Allocation of distributions in excess of earnings	(6,301)	(1,132)
Total limited partners' earnings on common units	$10,486	$9,253

Limited partners' earnings on subordinated units:
Distributions	$—	$4,424
Allocation of distributions in excess of earnings	—	(482)
Total limited partners' earnings on subordinated units	$—	$3,942

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,328,607	17,024,490
Common units - (diluted)	24,380,770	17,115,198
Subordinated units - Delek (basic and diluted) (3)	—	7,252,299

Net income per limited partner unit (2):
Common units - (basic)	$0.43	$0.54
Common units - (diluted)	$0.43	$0.54
Subordinated units - Delek (basic and diluted)	$—	$0.54

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
(3) On February 25, 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership's net income were allocated to the subordinated units through February 24, 2016.

7. Equity

We had 9,131,036 common limited partner units held by the public outstanding as of March 31, 2017. Additionally, as of March 31, 2017, Delek owned a 61.2% limited partner interest in us, consisting of 15,197,571 common limited partner units and a 94.9% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 496,502 general partner units. Affiliates who are also members of our general partner's management and board of directors own the remaining 5.1% interest in our general partner.

Equity Activity

The table below summarizes the changes in the number of units outstanding from December 31, 2016 through March 31, 2017.

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2016	9,263,415	15,065,192	496,502	24,825,109
Delek unit repurchases from public	(132,379)	132,379	—	—
Balance at March 31, 2017	9,131,036	15,197,571	496,502	24,825,109

The summarized changes in the carrying amount of our equity from December 31, 2016 through March 31, 2017 are as follows (in thousands):

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2016	$188,013	$(195,076)	$(6,221)	$(13,284)
Cash distributions	(6,291)	(10,252)	(3,994)	(20,537)
Sponsor contribution of fixed assets	—	65	2	67
Net income attributable to partners	3,936	6,550	4,109	14,595
Unit-based compensation	154	257	(237)	174
Delek unit repurchases from public	(4,037)	4,037	—	—
Balance at March 31, 2017	$181,775	$(194,419)	$(6,341)	$(18,985)

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31,
	2017	2016
Net income attributable to partners	$14,595	$15,448
Less: General partner's IDRs	(3,895)	(1,984)
Net income available to partners	$10,700	$13,464
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	$214	$269
General partner's IDRs	3,895	1,984
Total general partner's interest in net income	$4,109	$2,253

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017 (1)	May 5, 2017

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on May 12, 2017 to general and limited partners for the three months ended March 31, 2017 and the allocation of total quarterly cash distributions for the three months ended March 31, 2016 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2017	2016
General partner's distributions:
General partner's distributions	$342	$302
General partner's IDRs	3,895	1,984
Total general partner's distributions	4,237	2,286

Limited partners' distributions:
Common	16,787	10,385
Subordinated	—	4,424
Total limited partners' distributions	16,787	14,809
Total cash distributions	$21,024	$17,095

Cash distributions per limited partner unit	$0.690	$0.610

8. Equity Based Compensation

We incurred approximately $0.2 million and $0.1 million of unit-based compensation expense related to the Partnership during the three months ended March 31, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. As of March 31, 2017, there was $0.5 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

9. Equity Method Investments

In March 2015, the Partnership, through its indirect wholly owned subsidiary DKL Caddo, LLC ("DKL Caddo"), became a member of Caddo Pipeline, LLC ("CP LLC") by entering into an amended and restated limited liability company agreement (the “Caddo LLC Agreement”) with Plains Pipeline, L.P. ("Plains"), an affiliate of Plains All American Pipeline, L.P. CP LLC was formed to plan, develop, construct, own, operate and maintain a pipeline system and certain ancillary assets originating near Longview, Texas and extending to Shreveport, Louisiana (the "Caddo Pipeline System"). Pursuant to the terms of the Caddo LLC Agreement, DKL Caddo and Plains each own a 50% membership interest in CP LLC. Construction on the pipeline has been completed, and operations began in January 2017. Plains has primary responsibility for the pipeline's day-to-day operations.

In March 2015, the Partnership, through its indirect wholly owned subsidiary, DKL RIO, LLC ("DKL RIO"), became a member of Rangeland RIO Pipeline, LLC ("Rangeland RIO") by entering into an amended and restated limited liability company agreement (the "Rangeland LLC Agreement") with Rangeland Energy II, LLC ("Rangeland"). Rangeland RIO was formed to plan, develop, construct, own, operate and maintain a pipeline system and certain ancillary assets extending from Loving County, Texas to Midland, Texas (the "RIO Pipeline"). Pursuant to the terms of the Rangeland LLC Agreement, DKL RIO owns 33% of Rangeland RIO, and Rangeland owns 67%. Construction on the pipeline has been completed, and operations began in September 2016. Rangeland has primary responsibility for the pipeline's day-to-day operations.

The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of March 31, 2017, the Partnership's investment balance in these joint ventures was $103.0 million.

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

Summarized Financial Information

Combined summarized financial information for our equity method investees is shown below (in thousands):

	March 31, 2017	December 31, 2016
Current assets	$9,774	$7,760
Noncurrent assets	$239,897	$237,516
Current liabilities	$2,895	$4,512

	Three Months Ended March 31,
	2017	2016
Revenues	$5,671	$—
Gross profit	$5,671	$—
Net income (loss)	$1,013	$(526)

10. Segment Data

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Pipelines and Transportation
Net sales:
Affiliate	$26,500	$26,306
Third party	2,177	6,477
Total pipelines and transportation	28,677	32,783
Operating costs and expenses:
Cost of goods sold	4,405	4,776
Operating expenses	8,155	7,740
Segment contribution margin	$16,117	$20,267
Capital spending (excluding business combinations)	$2,137	$706

Wholesale Marketing and Terminalling
Net sales:
Affiliate	$10,119	$12,454
Third party	90,677	58,819
Total wholesale marketing and terminalling	100,796	71,273
Operating costs and expenses:
Cost of goods sold	88,185	61,977
Operating expenses	2,203	2,724
Segment contribution margin	$10,408	$6,572
Capital spending (excluding business combinations)	$654	$378

Consolidated
Net sales:
Affiliate	$36,619	$38,760
Third party	92,854	65,296
Total consolidated	129,473	104,056
Operating costs and expenses:
Cost of goods sold	92,590	66,753
Operating expenses	10,358	10,464
Contribution margin	26,525	26,839
General and administrative expenses	2,848	2,913
Depreciation and amortization	5,193	4,996
Loss (gain) on asset disposals	12	(44)
Operating income	$18,472	$18,974
Capital spending (excluding business combinations)	$2,791	$1,084

The following table summarizes the total assets for each segment as of March 31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017	December 31, 2016
Pipelines and transportation	$338,072	$337,349
Wholesale marketing and terminalling	75,531	78,198
Total assets	$413,603	$415,547

Property, plant and equipment and accumulated depreciation as of March 31, 2017 and depreciation expense by reporting segment for the three months ended March 31, 2017 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$281,918	$63,254	$345,172
Less: accumulated depreciation	(71,306)	(24,957)	(96,263)
Property, plant and equipment, net	$210,612	$38,297	$248,909
Depreciation expense	$4,065	$862	$4,927

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of March 31, 2017.

11. Fair Value Measurements

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.

We apply the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to commodity and interest rate derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material as of March 31, 2017.

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

Over the counter ("OTC") commodity swaps and any interest rate swaps and caps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016 was as follows (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$10	$—	$10
Total assets	—	10	—	10
Liabilities
OTC commodity swaps	—	(223)	—	(223)
Net liabilities	$—	$(213)	$—	$(213)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$9	$—	$9
Total assets	—	9	—	9
Liabilities
OTC commodity swaps	—	(82)	—	(82)
Net liabilities	$—	$(73)	$—	$(73)

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

As of March 31, 2017, $0.3 million of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2016, we had a cash deficit of $0.6 million netted with the net derivative positions of one of our counterparties.

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

The following table presents the fair value of our derivative instruments as of March 31, 2017 and December 31, 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our accompanying consolidated balance sheets. During the three months ended March 31, 2017 and March 31, 2016, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income.

(in thousands)		March 31, 2017		December 31, 2016
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
OTC commodity swaps (1)	Other current assets	$10	$(223)	$9	$(82)
Total gross value of derivatives		10	(223)	9	(82)
Less: Counterparty netting and cash collateral (2)		(72)	(223)	9	621
Total net fair value of derivatives		$82	$—	$—	$(703)

(1) As of March 31, 2017 and December 31, 2016, we had open derivative contracts representing 103,000 barrels and 93,000 barrels, respectively, of refined petroleum products.

(2) As of March 31, 2017, $0.3 million of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. As of December 31, 2016, we had a cash deficit of $0.6 million netted with the net derivative positions of one of our counterparties.

Recognized gains (losses) associated with our derivatives for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

		Three Months Ended March 31,
Derivative Type	Income Statement Location	2017	2016
Commodity derivatives	Cost of goods sold	510	(177)

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

Releases of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured or a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage, or natural resources damages. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts; however, we accrue liabilities for such events when we are able to determine if an amount is probable and can be reasonably estimated.

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

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of March 31, 2017, we have accrued $0.1 million for the Paline Release. Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our consolidated statements of income and comprehensive income and are subsequently reimbursed by Delek pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek for such costs.

In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. As of March 31, 2017, we have accrued $1.0 million, which we have recorded in pipeline release liabilities in our condensed consolidated balance sheet, for the Magnolia Release in connection with these proceedings.

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

Letters of Credit

As of March 31, 2017, we had in place letters of credit totaling $7.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at March 31, 2017.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $1.3 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

14. Subsequent Events

Distribution Declaration

On April 24, 2017, our general partner's board of directors declared a quarterly cash distribution of $0.69 per limited partner unit, payable on May 12, 2017, to unitholders of record on May 5, 2017.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for refined products;

•	the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to sell in our west Texas wholesale business;

•	the suspension, reduction or termination of Delek's or its assignees' or any third party's obligations under our commercial agreements;

•	the results of our investments in joint ventures;

•	the ability to secure commercial agreements with Delek or third parties upon expiration of existing agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	changes in the availability and cost of capital of debt and equity financing;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

•
the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") and those relating to environmental protection, pipeline integrity and safety;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	an inability of Delek to grow as expected;

•	our ability to successfully integrate acquired businesses;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Developments

Caddo Pipeline. In March 2015, we entered into a joint venture with an unrelated third party to construct a pipeline system and certain ancillary assets extending from Longview, Texas to destinations in the Shreveport, Louisiana area (the "Caddo Pipeline"). The joint venture that owns the Caddo Pipeline was formed pursuant to an agreement between our subsidiary DKL Caddo, LLC ("DKL Caddo") and Plains Pipeline, L.P., an affiliate of Plains All American Pipeline, L.P. ("Plains"), under which DKL Caddo and Plains each own a 50% membership interest. Operations on the Caddo Pipeline began in January 2017.

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

Commercial Agreements

The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K for the year ended December 31, 2016 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 28, 2017 for a discussion of our material commercial agreements with Delek.

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

Contribution Margin and Gross Margin per Barrel. Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net sales less cost of goods sold and operating expenses.

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

Operating and Maintenance Expenses. We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses, lease costs, utility costs, insurance premiums, repairs and maintenance expenses and property taxes. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. Additionally, compliance with federal, state and local laws and regulations relating to the protection of the environment, health and safety may require us to incur additional expenditures. We seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. During the year ended December 31, 2016, we revised our definition of distributable cash flow to include the reconciliation of this non-GAAP measure from U.S. GAAP net cash from operating activities rather than from EBITDA. Distributable cash flow is derived from net cash flow from operating activities plus or minus changes in assets and liabilities, less maintenance capital expenditures net of reimbursements and other adjustments not expected to settle in cash. We believe this revision is a more appropriate reflection of a liquidity measure by which users of our financial statements can assess our ability to generate cash. Additionally, distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.69 per unit for the quarter ended March 31, 2017 ($2.76 per unit on an annualized basis). Our First Amended and Restated Agreement of Limited Partnership

(the "Partnership Agreement") requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement, and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

Fluctuation in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration companies and smaller producers incur to support future growth. During the first half of 2016, depressed crude oil prices resulted in a reduction in drilling activity, which created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States was in a period of decline. However, in the latter half of 2016 and the first quarter of 2017, market conditions improved. The prices of crude oil and related refined products have increased. Drilling activity, particularly in the Permian basin, has escalated as a result of increasing prices and the discovery of a large oil deposit in the area. As market conditions improve and demand benefits from increased drilling activity, we expect our operations to benefit from the trend and have a corresponding improvement, particularly in the west Texas area where we are most susceptible to the effects of market factors. Additionally, improving market conditions allow for the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.

West Texas Marketing Operations

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products have recently increased, resulting in higher demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2016 and for the three months ended March 31, 2017.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2016 and for the three months ended March 31, 2017.

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $1.1 million and $1.5 million of RINs to Delek during the three months ended March 31, 2017 and 2016, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2016 and for the three months ended March 31, 2017.

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

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) valuing goodwill and evaluating potential impairment, and (iii) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our Annual Report on Form 10-K.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2017 and 2016, including a reconciliation of EBITDA to net income and distributable cash flow to net cash provided by operating activities (in thousands, except unit and per unit amounts).

	Three Months Ended
	March 31,
	2017	2016
Statement of Operations Data:
Net sales:
Pipelines and transportation	$28,677	$32,783
Wholesale marketing and terminalling	100,796	71,273
Total	129,473	104,056
Operating costs and expenses:
Cost of goods sold	92,590	66,753
Operating expenses	10,358	10,464
General and administrative expenses	2,848	2,913
Depreciation and amortization	5,193	4,996
Loss (gain) on asset disposals	12	(44)
Total operating costs and expenses	111,001	85,082
Operating income	18,472	18,974
Interest expense, net	4,071	3,199
(Income) loss from equity method investments	(245)	229
Total non-operating costs and expenses	3,826	3,428
Income before income tax expense	14,646	15,546
Income tax expense	51	98
Net income attributable to partners	$14,595	$15,448
Comprehensive income attributable to partners	$14,595	$15,448
EBITDA(1)	$23,910	$23,741

Less: General partner's interest in net income, including incentive distribution rights	4,109	2,253
Limited partners' interest in net income	$10,486	$13,195

Net income per limited partner unit (2):
Common units - (basic)	$0.43	$0.54
Common units - (diluted)	$0.43	$0.54
Subordinated units - Delek (basic and diluted)	$—	$0.54

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,328,607	17,024,490
Common units - (diluted)	24,380,770	17,115,198
Subordinated units - Delek (basic and diluted)	—	7,252,299

(1) For a definition of EBITDA, see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

(2) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on February 25, 2016. See Note 6 to our accompanying condensed consolidated financial statements for further discussion.

(in thousands)	Three Months Ended
	March 31,
	2017	2016
Reconciliation of EBITDA to net income:
Net income	$14,595	$15,448
Add:
Income tax expense	51	98
Depreciation and amortization	5,193	4,996
Interest expense, net	4,071	3,199
EBITDA (1)	$23,910	$23,741

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$23,474	$26,374
Changes in assets and liabilities	(3,562)	(5,401)
Maintenance and regulatory capital expenditures (2)	(2,243)	(736)
Reimbursement from Delek for capital expenditures (3)	3,051	209
Accretion of asset retirement obligations	(73)	(67)
Deferred income taxes	(25)	—
(Loss) gain on asset disposals	(12)	44
Distributable cash flow (1)	$20,610	$20,423

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

(3) For the three month periods ended March 31, 2017 and 2016, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 2 to our condensed consolidated financial statements).

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Capital spending (excluding business combinations)
Pipelines and Transportation	$2,137	$706
Wholesale Marketing and Terminalling	$654	$378

Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

The table below presents a summary of our consolidated results of operations and our segment operating performance for the three months ended March 31, 2017 and 2016. The discussion immediately following presents the consolidated results of operations (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Pipelines and Transportation
Net Sales:
Affiliate	$26,500	$26,306
Third-Party	2,177	6,477
Total Pipelines and Transportation	28,677	32,783
Operating costs and expenses:
Cost of goods sold	4,405	4,776
Operating expenses	8,155	7,740
Segment contribution margin	$16,117	$20,267

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$10,119	$12,454
Third-Party	90,677	58,819
Total Wholesale Marketing and Terminalling	100,796	71,273
Operating costs and expenses:
Cost of goods sold	88,185	61,977
Operating expenses	2,203	2,724
Segment contribution margin	$10,408	$6,572

Consolidated
Net Sales:
Affiliate	$36,619	$38,760
Third-Party	92,854	65,296
Net sales	129,473	104,056
Operating costs and expenses:
Cost of goods sold	92,590	66,753
Operating expenses	10,358	10,464
Contribution margin	26,525	26,839
General and administrative expenses	2,848	2,913
Depreciation and amortization	5,193	4,996
Gain on asset disposals	12	(44)
Operating income	$18,472	$18,974

Net Sales

We generated net sales of $129.5 million for the first quarter of 2017 compared to $104.1 million for the first quarter of 2016, an increase of $25.4 million, or 24.4%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.47 per gallon and $0.58 per gallon, respectively, during the first quarter of 2017 compared to the first quarter of 2016. Partially offsetting the increase was a decline in fees on our Paline Pipeline System. During the first quarter of 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the first quarter of 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

Cost of Goods Sold

Cost of goods sold was $92.6 million for the first quarter of 2017 compared to $66.8 million for the first quarter of 2016, an increase of $25.8 million, or 38.7%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.42 per gallon and $0.54 per gallon, respectively, during the first quarter of 2017 compared to the first quarter of 2016.

Operating Expenses

Operating expenses were $10.4 million for the first quarter of 2017 compared to $10.5 million for the first quarter of 2016, a decrease of $0.1 million, or 1.0%. The decrease in operating expenses in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the first quarter of 2016. Also contributing to the decrease in operating expenses were decreases in maintenance costs at our Memphis Terminal during the first quarter of 2017 compared to the first quarter of 2016. Partially offsetting the decreases were increases in maintenance costs associated with certain of our tanks at our tank farms in the first quarter of 2017 compared to the first quarter of 2016.

Contribution Margin

Contribution margin for the first quarter of 2017 was $26.5 million compared to $26.8 million for the first quarter of 2016, a decrease of $0.3 million, or 1.2%. The decrease in contribution margin was primarily attributable to a decline in fees on our Paline Pipeline System as described above. This decrease was partially offset by improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand.  Further offsetting the decreases were increases in contribution margin at our terminals as a result of volume increases at our Nashville and El Dorado Terminals and a reduction in operating expenses at our

Memphis Terminal during the first quarter of 2017 compared to the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the first quarter of 2017 compared to $2.9 million for the first quarter of 2016, a decrease of $0.1 million, or 2.2%. The decrease in general and administrative expense was primarily due to decreases in professional services fees and certain direct employee costs allocated to us for the first quarter of 2017 compared to the first quarter of 2016.

Depreciation and Amortization

Depreciation and amortization was $5.2 million for the first quarter of 2017 compared to $5.0 million for the first quarter of 2016, an increase of $0.2 million, or 3.9%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service throughout 2016 and the first quarter of 2017.

Interest Expense

Interest expense was $4.1 million for the first quarter of 2017 compared to $3.2 million for the first quarter of 2016, an increase of $0.9 million, or 27.3%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder as a result of increased borrowings incurred in connection with continued investments made in our joint ventures.

Income Tax Expense

Income tax expense was $0.1 million for each of the first quarters of 2017 and 2016. Our effective tax rate was 0.3% for the first quarter of 2017, compared to 0.6% for the first quarter of 2016. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Operating Segments

We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of goods sold and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 10 to our accompanying condensed consolidated financial statements.

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

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	58,744	56,342
Refined products pipelines to Enterprise Systems	51,355	53,779
SALA Gathering System	16,531	19,001
East Texas Crude Logistics System	16,176	9,346

Comparison of the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Net Sales

Net sales for the pipelines and transportation segment were $28.7 million for the first quarter of 2017 compared to $32.8 million for the first quarter of 2016, a decrease of $4.1 million, or 12.5%. The decrease was primarily attributable to declines in fees on our Paline Pipeline System. During the first quarter of 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the first quarter of 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

Cost of Goods Sold

Cost of goods sold was $4.4 million for the first quarter of 2017 compared to $4.8 million for the first quarter of 2016, a decrease of 0.4 million, or 7.8%. The decrease in cost of goods sold was attributable to lower pipeline allowance losses on our Paline Pipeline System and reduced costs associated with our leased refined product pipeline capacity as a result of lower volumes on the pipeline during the first quarter of 2017 compared to the first quarter of 2016.

Operating Expenses

Operating expenses were $8.2 million for the first quarter of 2017 compared to $7.7 million for the first quarter of 2016, an increase of $0.5 million, or 5.4%. The increase in operating expenses was primarily due to increases in maintenance costs associated with certain of our tanks at our tank farms in the first quarter of 2017 compared to the first quarter of 2016.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $16.1 million, or 60.8% of our consolidated segment contribution margin in the first quarter of 2017, compared to $20.3 million, or 75.5% of our consolidated segment contribution margin, in the first quarter of 2016, a decrease of 4.2 million, or 20.5%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales related to our Paline Pipeline System as described above.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	63,396	66,414
West Texas marketing throughputs (average bpd)	14,467	14,370
West Texas marketing margin per barrel	$2.72	$0.53
Terminalling throughputs (average bpd)	114,900	118,218

Comparison of the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Net Sales

Net sales for the wholesale marketing and terminalling segment were $100.8 million for the first quarter of 2017 compared to $71.3 million for the first quarter of 2016, an increase of $29.5 million, or 41.4%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The following charts show summaries of the finished products volume and average sales prices per gallon of gasoline and diesel impacting our west Texas operations during the first quarter of 2017 compared to the first quarter of 2016.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $88.2 million in the first quarter of 2017, compared to $62.0 million in the first quarter of 2016, an increase of $26.2 million, or 42.3%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the first quarter of 2017 compared to the first quarter of 2016.

Operating Expenses

Operating expenses were $2.2 million in the first quarter of 2017, compared to $2.7 million in the first quarter of 2016, a decrease of 0.5 million, or 19.1%. The decrease in operating expenses in the first quarter of 2017 compared to the first quarter of 2016 was primarily due to a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the first quarter of 2016. Also contributing to the decrease in operating expenses were decreases in maintenance costs at our Memphis Terminal during the first quarter of 2017 compared to the first quarter of 2016.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $10.4 million, or 39.2% of our consolidated contribution margin, in the first quarter of 2017, compared to $6.6 million, or 24.5% of our consolidated contribution margin, in the first quarter of 2016, an increase of $3.8 million, or 58.4%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand.  Further contributing to the increase were increases in contribution margin at our terminals as a result of an increase in minimum throughput fees at our El Dorado Terminal, and a reduction in operating expenses at our Memphis Terminal during the first quarter of 2017 compared to the first quarter of 2016, as described above.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017 (1)	May 5, 2017

(1) Expected date of distribution.

Expiration of Subordination Period

In the first quarter of 2016, each of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. See Note 6 to the condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash Flow Data:
Cash flows provided by operating activities	$23,474	$26,374
Cash flows used in investing activities	(5,414)	(16,555)
Cash flows used in financing activities	(18,086)	(9,615)
Net (decrease) increase in cash and cash equivalents	$(26)	$204

Cash Flows from Operating Activities

Net cash provided by operating activities was $23.5 million for the three months ended March 31, 2017, compared to cash provided of $26.4 million for the three months ended March 31, 2016. The decrease in cash flows provided by operations was due to increases in accounts receivable. Accounts receivable increased as a result of increases to net sales during the first three months of 2017 compared to the three months ended March 31, 2016 and an increase in our federal excise tax receivable related to finished product purchases from the Tyler Refinery. Partially offsetting these increases were decreases in inventory and other current assets. Net income for the three months ended March 31, 2017 was $14.6 million, compared to $15.4 million in the same period of 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.4 million for the first three months of 2017, compared to $16.6 million used in the three months ended March 31, 2016. The decrease in cash used in investing activities was primarily due to decreases in contributions made to our joint ventures during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Partially offsetting these decreases were increases in our capital expenditures. We contributed approximately $1.7 million in cash to our joint ventures during the three months ended March 31, 2017, compared to contributions of approximately $14.8 million during the three months ended March 31, 2016 for the construction of the RIO Pipeline and the Caddo Pipeline System (as defined in Note 9 to our condensed consolidated financial statements). Cash used in investing activities during the three months ended March 31, 2016 includes the cash portion of our capital expenditures, which was $3.8 million. Total capital expenditures during the first three months of 2017 were approximately $2.8 million, of which $2.1 million was spent primarily on maintenance projects in the pipelines and transportation segment and $0.7 million was spent in the wholesale marketing and terminalling segment. This compares to capital expenditures made during the three months ended March 31, 2016 of $1.1 million. Capital expenditures made during the three months ended March 31, 2017 related primarily to maintenance projects on certain of our tanks, discretionary projects on our terminalling assets and a discretionary project on a crude oil pipeline connection. Capital expenditures made during the three months ended March 31, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, our terminalling assets and our Lion Pipeline System.

Cash Flows from Financing Activities

Net cash used in financing activities was $18.1 million in the three months ended March 31, 2017, compared to cash used of $9.6 million in the three months ended March 31, 2016. The increase in cash used in financing activities was primarily due to increases in our quarterly cash distributions and a decrease in net proceeds under the Second Amended and Restated Credit Agreement, as defined below. We paid quarterly cash distributions totaling $20.5 million during the three months ended March 31, 2017, compared to quarterly cash distributions totaling $16.1 million during the three months ended March 31, 2016. In addition, we made net payments of $0.6 million under our credit agreement during the three months ended March 31, 2017 compared to net proceeds of $6.3 million during the three months ended March 31, 2016.

Cash Position and Indebtedness

As of March 31, 2017, we had a nominal amount of cash and cash equivalents and we had total indebtedness of $392.0 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were $300.5 million and we had letters of credit issued of $7.5 million. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement (as defined below) as of March 31, 2017.

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

See Note 4 to the condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a complete discussion of our third-party indebtedness.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2017 were $2.8 million, of which approximately $2.1 million was spent in our pipelines and transportation segment and $0.7 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $18.3 million for 2017.

The following table summarizes our actual capital expenditures for the three months ended March 31, 2017 and planned capital expenditures for the full year 2017 by major category (in thousands):

	Full Year 2017 Forecast	Three Months Ended March 31, 2017
Regulatory	$5,320	$94
Maintenance (1)	9,799	1,797
Discretionary projects	3,187	900
Total capital spending	$18,306	$2,791

(1)
Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 2 to our condensed consolidated financial statements).

For the full year 2017, we plan to spend approximately $18.3 million, of which $12.6 million is budgeted to the pipelines and transportation segment and $5.7 million to the wholesale marketing and terminalling segment. We plan to spend approximately $3.2 million for discretionary projects in 2017, of which $1.1 million will be spent in the pipelines and transportation segment and $2.1 million in the wholesale marketing and terminalling segment. The majority of the $2.1 million budgeted to discretionary projects in the wholesale marketing and terminalling segment relates to expansion projects at certain of our terminals. We plan to spend approximately $9.8 million for maintenance projects in 2017, of which $8.2 million is expected to be spent in the pipelines and transportation segment and $1.6 million in the wholesale marketing and terminalling segment. The majority of the $8.2 million budgeted for maintenance projects in the pipelines and transportation segment relates to the improvement and replacement of certain of our tanks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At March 31, 2017 and December 31, 2016, we had open derivative contracts representing 103,000 barrels and 93,000 barrels of refined petroleum products, respectively. We recognized gains (losses) associated with commodity derivatives not designated as hedging instruments of $0.5 million and $(0.2) million for the three months ended March 31, 2017 and 2016, respectively. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 12 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at March 31, 2017.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2017 would be to change interest expense by approximately $3.9 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. In accordance with ASC 815, Derivatives and Hedging, we recorded no non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for the three months ended March 31, 2016.

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Dated: May 8, 2017

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith