Form 10-Q
period 2017-06-30
Delek Logistics Partners, LP
filed 2017-08-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2017, there were 24,361,457 common limited partner units and 497,172 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,899	$59
Accounts receivable	18,270	19,202
Accounts receivable from related parties	4,158	2,834
Inventory	6,522	8,875
Other current assets	1,388	1,071
Total current assets	35,237	32,041
Property, plant and equipment:
Property, plant and equipment	347,303	342,407
Less: accumulated depreciation	(101,684)	(91,378)
Property, plant and equipment, net	245,619	251,029
Equity method investments	104,659	101,080
Goodwill	12,203	12,203
Intangible assets, net	13,888	14,420
Other non-current assets	3,926	4,774
Total assets	$415,532	$415,547
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$10,176	$10,853
Excise and other taxes payable	4,714	4,841
Tank inspection liabilities	939	1,013
Pipeline release liabilities	1,072	1,097
Accrued expenses and other current liabilities	4,350	2,925
Total current liabilities	21,251	20,729
Non-current liabilities:
Long-term debt	396,897	392,600
Asset retirement obligations	3,918	3,772
Other non-current liabilities	14,545	11,730
Total non-current liabilities	415,360	408,102
Deficit:
Common unitholders - public; 9,067,411 units issued and outstanding at June 30, 2017 (9,263,415 at December 31, 2016)	177,532	188,013
Common unitholders - Delek; 15,294,046 units issued and outstanding at June 30, 2017 (15,065,192 at December 31, 2016)	(192,348)	(195,076)
General partner - 497,172 units issued and outstanding at June 30, 2017 (496,502 at December 31, 2016)	(6,263)	(6,221)
Total deficit	(21,079)	(13,284)
Total liabilities and deficit	$415,532	$415,547

See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Affiliate	$39,824	$36,694	$76,443	$75,454
Third party	86,945	75,159	179,799	140,455
Net sales	126,769	111,853	256,242	215,909
Operating costs and expenses:
Cost of goods sold	85,039	73,101	177,629	139,854
Operating expenses	9,966	8,730	20,324	19,194
General and administrative expenses	2,656	2,698	5,504	5,611
Depreciation and amortization	5,742	4,812	10,935	9,808
(Gain) loss on asset disposals	(5)	—	7	(44)
Total operating costs and expenses	103,398	89,341	214,399	174,423
Operating income	23,371	22,512	41,843	41,486
Interest expense, net	5,462	3,284	9,533	6,483
(Income) loss from equity method investments	(1,176)	206	(1,421)	435
Total non-operating expenses	4,286	3,490	8,112	6,918
Income before income tax expense	19,085	19,022	33,731	34,568
Income tax expense	108	129	159	227
Net income attributable to partners	$18,977	$18,893	$33,572	$34,341
Comprehensive income attributable to partners	$18,977	$18,893	$33,572	$34,341

Less: General partner's interest in net income, including incentive distribution rights	4,552	2,791	8,661	5,044
Limited partners' interest in net income	$14,425	$16,102	$24,911	$29,297

Net income per limited partner unit (1):
Common units - (basic)	$0.59	$0.66	$1.02	$1.23
Common units - (diluted)	$0.59	$0.66	$1.02	$1.22
Subordinated units - Delek (basic and diluted)	$—	$—	$—	$1.09

Weighted average limited partner units outstanding (1):
Common units - (basic)	24,335,338	24,281,930	24,331,991	20,653,210
Common units - (diluted)	24,375,946	24,367,091	24,371,540	20,735,389
Subordinated units - Delek (basic and diluted)	—	—	—	3,626,149

Cash distributions per limited partner unit	$0.705	$0.630	$1.395	$1.240

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
See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$33,572	$34,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,935	9,808
Amortization of deferred revenue	(601)	(579)
Amortization of deferred financing costs and debt discount	830	730
Accretion of asset retirement obligations	146	131
Deferred income taxes	119	—
(Income) loss from equity method investments	(1,421)	435
Dividends from equity method investments	779	—
Loss (gain) on asset disposals	7	(44)
Unit-based compensation expense	364	233
Changes in assets and liabilities:
Accounts receivable	932	17,832
Inventories and other current assets	2,041	1,580
Accounts payable and other current liabilities	1,479	(2,113)
Accounts receivable/payable to related parties	(1,352)	(5,331)
Non-current assets and liabilities, net	(419)	566
Net cash provided by operating activities	47,411	57,589
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,867)	(2,975)
Proceeds from sales of property, plant and equipment	—	175
Equity method investment contributions	(2,937)	(33,119)
Net cash used in investing activities	(8,804)	(35,919)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	21	14
Distributions to general partner	(8,231)	(4,087)
Distributions to common unitholders - public	(12,816)	(11,591)
Distributions to common unitholders - Delek	(20,772)	(6,255)
Distributions to subordinated unitholders - Delek	—	(11,503)
Proceeds from revolving credit facility	139,400	157,850
Payments of revolving credit facility	(377,500)	(146,900)
Proceeds from issuance of senior notes	248,112	—
Deferred financing costs paid	(5,816)	—
Reimbursement of capital expenditures by Delek	3,835	802
Net cash used in financing activities	(33,767)	(21,670)
Net increase in cash and cash equivalents	4,840	—
Cash and cash equivalents at the beginning of the period	59	—
Cash and cash equivalents at the end of the period	$4,899	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,940	$5,855
Income taxes	$29	$—
Non-cash investing activities:
Decrease in accrued capital expenditures	$(957)	$(892)
Non-cash financing activities:
Sponsor contribution of fixed assets	$67	$609

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
New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the "FASB") issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The modification accounting guidance applies if the value, vesting conditions or classification of the award changes. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be early adopted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

In January 2017, the FASB issued guidance concerning the goodwill impairment test that eliminates Step 2, which required a comparison of the implied fair value of goodwill of a reporting unit with the carrying amount of that goodwill for that reporting unit. It also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this guidance on or before the effective date and we do not anticipate that the adoption will have a material impact on our business, financial condition or results of operations.

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
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We expect to adopt this guidance on January 1, 2018. As part of our efforts to prepare for adoption, beginning in 2016, we formed a project implementation team as well as a project time-line to evaluate this new standard. We reviewed and gained an understanding of the new revenue recognition accounting guidance, performed scoping to identify and evaluate revenue streams under the new standard and continue to review industry specific implementation guidance. We are continuing to evaluate the impact of the standard on our business processes, accounting systems, controls and financial statement disclosures, and expect to implement any changes to accommodate the new accounting and disclosure requirements prior to adoption on January 1, 2018. We preliminarily determined to use the modified retrospective adoption method to apply this standard, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

Pursuant to the terms of the Omnibus Agreement, we were reimbursed for certain capital expenditures in the amount of $0.8 million and $3.8 million during the three and six months ended June 30, 2017, respectively, and $0.6 million and $0.8 million during the three and six months ended June 30, 2016, respectively. These amounts are recorded in other long term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. We were reimbursed $0.3 million and $0.4 million for these matters during the three and six months ended June 30, 2017, respectively, and $0.1 million and $1.1 million during the three and six months ended June 30, 2016, respectively, which are recorded as a reduction to operating expense.

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing, and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees, and product sales to Alon USA Energy, Inc., an equity method investee of Delek as of June 30, 2017. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek or our general partner, as the case may be, for the services provided to us under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$39,824	$36,694	$76,443	$75,454
Cost of goods sold	$8,252	$8,127	$17,180	$18,817
Operating and maintenance expenses	$6,385	$7,085	$13,481	$14,750
General and administrative expenses	$1,561	$1,608	$3,254	$2,954

Quarterly Cash Distributions

Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February and May 2017, we paid quarterly cash distributions of $20.5 million and $21.0 million, respectively, of which $14.2 million and $14.7 million, respectively, were paid to Delek and our general partner. In February and May 2016, we paid quarterly cash distributions of $16.1 million and $17.1 million, respectively, of which $10.5 million and $11.3 million, respectively, were paid to Delek and our general partner. On July 24, 2017, our general partner's board of directors declared a quarterly cash distribution totaling $21.8 million, based on the available cash as of the date of determination for the end of the second quarter of 2017, payable on August 11, 2017, of which $15.4 million is expected to be paid to Delek and our general partner, including the payment for the IDRs.

3. Inventory

Inventories consisted of $6.5 million and $8.9 million of refined petroleum products as of June 30, 2017 and December 31, 2016, respectively. Cost of inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of goods sold in the consolidated statements of income and comprehensive income, which amounted to $0.1 million during both the three and six months ended June 30, 2017, and $0.1 million during both the three and six months ended June 30, 2016.

4. Long-Term Obligations

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At June 30, 2017, the weighted average interest rate for our borrowings under the facility was approximately 4.1%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2017, this fee was 0.5% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of June 30, 2017, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
As of June 30, 2017, we had $154.5 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $7.0 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2017. Unused credit commitments under the Second Amended and Restated Credit Agreement as of June 30, 2017 were $538.5 million.

6.75% Senior Notes Due 2025

On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 (the “2025 Notes”) at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.

At any time prior to May 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 106.750% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to May 15, 2020, the Issuers may redeem all or part of the 2025 Notes, at a redemption price of the principal amount, plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on May 15, 2020, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 105.063% for the twelve-month period beginning on May 15, 2020, 103.375% for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. There are also certain redemption provisions in the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations.

In connection with the issuance of the 2025 Notes, the Issuers and the Guarantors entered into a registration rights agreement, whereby the Issuers and the Guarantors are required to exchange the 2025 Notes for new notes with terms substantially identical in all material respects with the 2025 Notes (except the new notes will not contain terms with respect to transfer restrictions). The Issuers and the Guarantors will use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 365 days after May 23, 2017.
As of June 30, 2017, we had $250.0 million in outstanding principal amount of the 2025 Notes. Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $5.7 million and $1.9 million, respectively, as of June 30, 2017.

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2017 is August 11, 2017. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to partners	$18,977	$18,893	$33,572	$34,341
Less: General partner's distribution (including IDRs) (1)	4,608	2,775	8,845	5,061
Less: Limited partners' distribution	17,175	15,310	33,962	25,695
Less: Subordinated partner's distribution	—	—	—	4,424
Distributions (in excess of) less than earnings	$(2,806)	$808	$(9,235)	$(839)

General partner's earnings:
Distributions (including IDRs) (1)	$4,608	$2,775	$8,845	$5,061
Allocation of distributions (in excess of) less than earnings	(56)	16	(184)	(17)
Total general partner's earnings	$4,552	$2,791	$8,661	$5,044

Limited partners' earnings on common units:
Distributions	$17,175	$15,310	$33,962	$25,695
Allocation of distributions (in excess of) less than earnings	(2,750)	792	(9,051)	(340)
Total limited partners' earnings on common units	$14,425	$16,102	$24,911	$25,355

Limited partners' earnings on subordinated units:
Distributions	$—	$—	$—	$4,424
Allocation of distributions in excess of earnings	—	—	—	(482)
Total limited partners' earnings on subordinated units	$—	$—	$—	$3,942

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,335,338	24,281,930	24,331,991	20,653,210
Common units - (diluted)	24,375,946	24,367,091	24,371,540	20,735,389
Subordinated units - Delek (basic and diluted) (3)	—	—	—	3,626,149

Net income per limited partner unit (2):
Common units - (basic)	$0.59	$0.66	$1.02	$1.23
Common units - (diluted) (4)	$0.59	$0.66	$1.02	$1.22
Subordinated units - Delek (basic and diluted)	$—	$—	$—	$1.09

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

(4) Outstanding common share equivalents totaling 10,090 were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2017 and 6,540 for the three and six months ended June 30, 2016, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method.

7. Equity

We had 9,067,411 common limited partner units held by the public outstanding as of June 30, 2017. Additionally, as of June 30, 2017, Delek owned a 61.5% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 497,172 general partner units. Affiliates who are also members of our general partner's management and board of directors own the remaining 5.4% interest in our general partner.

Equity Activity

The table below summarizes the changes in the number of units outstanding from December 31, 2016 through June 30, 2017.

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2016	9,263,415	15,065,192	496,502	24,825,109
General partner units issued to maintain 2% interest	—	—	670	670
Unit-based compensation awards	32,850	—	—	32,850
Delek unit repurchases from public	(228,854)	228,854	—	—
Balance at June 30, 2017	9,067,411	15,294,046	497,172	24,858,629

The summarized changes in the carrying amount of our equity from December 31, 2016 through June 30, 2017 are as follows (in thousands):

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2016	$188,013	$(195,076)	$(6,221)	$(13,284)
Cash distributions	(12,816)	(20,772)	(8,231)	(41,819)
Sponsor contribution of fixed assets	—	65	2	67
Net income attributable to partners	9,305	15,606	8,661	33,572
Unit-based compensation	321	538	(495)	364
Delek unit repurchases from public	(7,291)	7,291	—	—
General partner units issued to maintain 2% interest	—	—	21	21
Balance at June 30, 2017	$177,532	$(192,348)	$(6,263)	$(21,079)

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to partners	$18,977	$18,893	$33,572	$34,341
Less: General partner's IDRs	(4,258)	(2,462)	(8,153)	(4,446)
Net income available to partners	$14,719	$16,431	$25,419	$29,895
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$294	$329	$508	$598
General partner's IDRs	4,258	2,462	8,153	4,446
Total general partner's interest in net income	$4,552	$2,791	$8,661	$5,044

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017	May 5, 2017
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017 (1)	August 4, 2017

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on August 11, 2017 to general and limited partners for the three and six months ended June 30, 2017 and the allocation of total quarterly cash distributions for the three and six months ended June 30, 2016 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General partner's distributions:
General partner's distributions	$350	$313	$692	$615
General partner's IDRs	4,258	2,462	8,153	4,446
Total general partner's distributions	4,608	2,775	8,845	5,061

Limited partners' distributions:
Common	17,175	15,310	33,962	25,695
Subordinated	—	—	—	4,424
Total limited partners' distributions	17,175	15,310	33,962	30,119
Total cash distributions	$21,783	$18,085	$42,807	$35,180

Cash distributions per limited partner unit	$0.705	$0.630	$1.395	$1.240

8. Equity Based Compensation

We incurred approximately $0.2 million and $0.4 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. As of June 30, 2017, there was $0.6 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.

9. Equity Method Investments

In March 2015, we entered into two joint ventures that have constructed separate crude oil pipeline systems and related ancillary assets, which are serving third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Rangeland Energy II, LLC ("Rangeland RIO") to operate the other pipeline system. The pipeline system constructed by Rangeland RIO was completed and began operations in September 2016. The pipeline system constructed by CP LLC was completed and began operations in January 2017.

The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of June 30, 2017, the Partnership's investment balance in these joint ventures was $104.7 million.

We do not consolidate any part of the assets or liabilities of our equity method investees. Our share of net income or loss of the investees will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates. With respect to CP LLC and Rangeland RIO, we determined that these entities do not represent variable interest entities and consolidation was not required. We have the ability to exercise significant influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting. Our investment in these joint ventures is reflected in our pipelines and transportation segment.

Summarized Financial Information

Combined summarized financial information for our equity method investees is shown below (in thousands):

	June 30, 2017	December 31, 2016
Current assets	$9,888	$7,760
Noncurrent assets	$244,110	$237,516
Current liabilities	$2,040	$4,512

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$7,022	$—	$12,693	$—
Gross profit	$7,022	$—	$12,693	$—
Net income (loss)	$3,379	$(793)	$4,392	$(1,319)

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Pipelines and Transportation
Net sales:
Affiliate	$27,668	$26,136	$54,168	$52,442
Third party	2,555	5,874	4,732	12,351
Total pipelines and transportation	30,223	32,010	58,900	64,793
Operating costs and expenses:
Cost of goods sold	4,403	4,814	8,808	9,590
Operating expenses	7,933	6,899	16,088	14,639
Segment contribution margin	$17,887	$20,297	$34,004	$40,564
Capital spending (excluding business combinations)	$1,660	$718	$3,797	$1,424

Wholesale Marketing and Terminalling
Net sales:
Affiliate	$12,156	$10,558	$22,275	$23,012
Third party	84,390	69,285	175,067	128,104
Total wholesale marketing and terminalling	96,546	79,843	197,342	151,116
Operating costs and expenses:
Cost of goods sold	80,636	68,287	168,821	130,264
Operating expenses	2,033	1,831	4,236	4,555
Segment contribution margin	$13,877	$9,725	$24,285	$16,297
Capital spending (excluding business combinations)	$459	$130	$1,113	$508

Consolidated
Net sales:
Affiliate	$39,824	$36,694	$76,443	$75,454
Third party	86,945	75,159	179,799	140,455
Total consolidated	126,769	111,853	256,242	215,909
Operating costs and expenses:
Cost of goods sold	85,039	73,101	177,629	139,854
Operating expenses	9,966	8,730	20,324	19,194
Contribution margin	31,764	30,022	58,289	56,861
General and administrative expenses	2,656	2,698	5,504	5,611
Depreciation and amortization	5,742	4,812	10,935	9,808
(Gain) loss on asset disposals	(5)	—	7	(44)
Operating income	$23,371	$22,512	$41,843	$41,486
Capital spending (excluding business combinations)	$2,119	$848	$4,910	$1,932

The following table summarizes the total assets for each segment as of June 30, 2017 and December 31, 2016 (in thousands).

	June 30, 2017	December 31, 2016
Pipelines and transportation	$338,781	$337,349
Wholesale marketing and terminalling	76,751	78,198
Total assets	$415,532	$415,547

Property, plant and equipment and accumulated depreciation as of June 30, 2017 and depreciation expense by reporting segment for the three and six months ended June 30, 2017 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$282,703	$64,600	$347,303
Less: accumulated depreciation	(75,751)	(25,933)	(101,684)
Property, plant and equipment, net	$206,952	$38,667	$245,619
Depreciation expense for the three months ended June 30, 2017	$4,499	$977	$5,476
Depreciation expense for the six months ended June 30, 2017	$8,564	$1,839	$10,403

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of June 30, 2017.

11. Fair Value Measurements

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.

We apply the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to commodity and interest rate derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material as of June 30, 2017.

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

The fair value hierarchy for our financial assets accounted for at fair value on a recurring basis at June 30, 2017 and December 31, 2016 was as follows (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$11	$—	$11
Total assets	—	11	—	11
Liabilities
OTC commodity swaps	—	(257)	—	(257)
Net liabilities	$—	$(246)	$—	$(246)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$9	$—	$9
Total assets	—	9	—	9
Liabilities
OTC commodity swaps	—	(82)	—	(82)
Net liabilities	$—	$(73)	$—	$(73)

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

As of June 30, 2017, $0.8 million of cash collateral was held by a counterparty brokerage firm and has been netted with the net derivative position of the counterparty. As of December 31, 2016, we had a cash deficit of $0.6 million netted with the net derivative position of our counterparty. See Note 12 for further information regarding derivative instruments.

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

The following table presents the fair value of our derivative instruments as of June 30, 2017 and December 31, 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our accompanying consolidated balance sheets. During the three and six months ended June 30, 2017 and 2016, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income. See Note 11 for further information regarding the fair value of derivative instruments.

(in thousands)		June 30, 2017		December 31, 2016
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
OTC commodity swaps (1)	Other current assets	$11	$(257)	$9	$(82)
Total gross value of derivatives		11	(257)	9	(82)
Less: Counterparty netting and cash collateral (2)		(591)	(257)	9	621
Total net fair value of derivatives		$602	$—	$—	$(703)

(1) As of June 30, 2017 and December 31, 2016, we had open derivative contracts representing 91,000 barrels and 93,000 barrels, respectively, of refined petroleum products.

(2) As of June 30, 2017, $0.8 million of cash collateral was held by a counterparty brokerage firm and has been netted with the net derivative position of our counterparty. As of December 31, 2016, we had a cash deficit of $0.6 million netted with the net derivative position of our counterparty.

Recognized gains (losses) associated with our derivatives for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2017	2016	2017	2016
Commodity derivatives	Cost of goods sold	$606	$(1,282)	$1,116	$(1,459)

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

Crude Oil Releases

We have experienced several crude oil releases involving our assets, including, but not limited to, the following releases:

•	In January 2016, a crude oil release of less than 30 barrels occurred from a gathering line at the Modisette pumping station near El Dorado, Arkansas;

•	In January 2016, a crude oil release of approximately 350 barrels occurred from the Paline Pipeline near Woodville, Texas (the "Paline Release");

•
In March 2013, a release of approximately 5,900 barrels of crude oil, the majority of which was contained on-site, occurred from a pumping facility at our Magnolia Station located west of the El Dorado Refinery (the "Magnolia Release").

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of June 30, 2017, we have accrued $0.1 million for the Paline Release. Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our consolidated statements of income and comprehensive income and are subsequently reimbursed by Delek pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of partial insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek for such costs.

In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. As of June 30, 2017, we have accrued $1.0 million, which we have recorded in pipeline release liabilities in our condensed consolidated balance sheet, for the Magnolia Release in connection with these proceedings.

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

Letters of Credit

As of June 30, 2017, we had in place letters of credit totaling $7.0 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at June 30, 2017.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2017, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2016, respectively.

14. Subsequent Events

Distribution Declaration

On July 24, 2017, our general partner's board of directors declared a quarterly cash distribution of $0.705 per limited partner unit, payable on August 11, 2017, to unitholders of record on August 4, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 27, 2017 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

In January 2017, Delek US Holdings, Inc. ("Old Delek") (and various related entities) entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), as subsequently amended on February 27 and April 21, 2017 (as so amended, the "Merger Agreement"). The related Merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (“New Delek”), with Alon USA and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended.

Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us," "our," or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Old Delek and any of its subsidiaries, other than Delek Logistics Partners, LP and its subsidiaries and its general partner.

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

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	an inability of Delek to grow as expected and realize the synergies and the other expected benefits of its merger with Alon USA, which became effective as of July 1, 2017;

•	as it relates to our potential future growth opportunities, including dropdowns, and other potential benefits, the ability to successfully integrate the businesses of Delek and Alon USA;

•	our ability to successfully integrate acquired businesses;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Developments

Merger of Delek and Alon. In January 2017, Old Delek, New Delek (and various related entities) entered into the Merger Agreement with Alon USA. The transactions contemplated by the Merger Agreement became effective on July 1, 2017, and, among other things, resulted in Alon USA and Old Delek surviving as wholly-owned subsidiaries of New Delek.
The Mergers did not affect the Partnership's commercial agreements it has with Old Delek discussed in Note 2 to our accompanying condensed consolidated financial statements.

Inflation Adjustments. On July 1, 2017, the tariffs on our Federal Energy Regulatory Commission ("FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek and third parties that are subject to adjustment using FERC indexing decreased by approximately 0.2%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees increased based on the consumer price index or the producer price index, which increased approximately 1.8% and 1.6%, respectively. Any applicable decreases to such fees will not result in a reduction to an amount below the fee initially set forth in such agreements.

6.75% Senior Notes Due 2025. On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 (the “2025 Notes”) at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility. See Note 4 to our accompanying condensed consolidated financial statements for further discussion.

Caddo Pipeline. In March 2015, we entered into a joint venture to construct a crude oil pipeline system and related ancillary assets, which is serving third parties and subsidiaries of Delek (the "Caddo Pipeline"). We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to construct the Caddo Pipeline. Operations on the Caddo Pipeline began in January 2017.

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

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.705 per unit for the quarter ended June 30, 2017 ($2.82 per unit on an annualized basis). Our First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement, and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

Fluctuation in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration companies and smaller producers incur to support future growth. During the first half of 2016, depressed crude oil prices resulted in a reduction in drilling activity, which created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States was in a period of decline. However, in the latter half of 2016 and the first half of 2017, market conditions improved. The prices of crude oil and related refined products have increased. Drilling activity, particularly in the Permian basin, has escalated as a result of increasing prices and the discovery of a large oil deposit in the area. As market conditions improve and demand for our assets' capacity benefits from increased drilling activity, we expect our operations and results to benefit from the trend, particularly in the west Texas area where our results are most driven by market factors. Additionally, improving market conditions allow for the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.

West Texas Marketing Operations

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products have recently increased, resulting in higher demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2016 and for the six months ended June 30, 2017.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2016 and for the six months ended June 30, 2017.

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $1.2 million and $2.3 million of RINs to Delek during the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.9 million during the three and six months ended June 30, 2016, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2016 and for the six months ended June 30, 2017.

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

Contractual Obligations

On May 23, 2017, the Partnership and Finance Corp issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 at a discount. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017. See Note 4 to our accompanying condensed consolidated financial statements for further discussion of the terms of the issuance, including redemption dates and prices.

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

The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2017 and 2016, including a reconciliation of EBITDA to net income and distributable cash flow to net cash provided by operating activities (in thousands, except unit and per unit amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Statement of Operations Data:
Net sales:
Pipelines and transportation	$30,223	$32,010	$58,900	$64,793
Wholesale marketing and terminalling	96,546	79,843	197,342	151,116
Total	126,769	111,853	256,242	215,909
Operating costs and expenses:
Cost of goods sold	85,039	73,101	177,629	139,854
Operating expenses	9,966	8,730	20,324	19,194
General and administrative expenses	2,656	2,698	5,504	5,611
Depreciation and amortization	5,742	4,812	10,935	9,808
Loss (gain) on asset disposals	(5)	—	7	(44)
Total operating costs and expenses	103,398	89,341	214,399	174,423
Operating income	23,371	22,512	41,843	41,486
Interest expense, net	5,462	3,284	9,533	6,483
(Income) loss from equity method investments	(1,176)	206	(1,421)	435
Total non-operating costs and expenses	4,286	3,490	8,112	6,918
Income before income tax expense	19,085	19,022	33,731	34,568
Income tax expense	108	129	159	227
Net income attributable to partners	$18,977	$18,893	$33,572	$34,341
Comprehensive income attributable to partners	$18,977	$18,893	$33,572	$34,341
EBITDA(1)	$30,289	$27,118	$54,199	$50,859

Less: General partner's interest in net income, including incentive distribution rights	4,552	2,791	8,661	5,044
Limited partners' interest in net income	$14,425	$16,102	$24,911	$29,297

Net income per limited partner unit (2):
Common units - (basic)	$0.59	$0.66	$1.02	$1.23
Common units - (diluted)	$0.59	$0.66	$1.02	$1.22
Subordinated units - Delek (basic and diluted)	$—	$—	$—	$1.09

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,335,338	24,281,930	24,331,991	20,653,210
Common units - (diluted)	24,375,946	24,367,091	24,371,540	20,735,389
Subordinated units - Delek (basic and diluted)	—	—	—	3,626,149

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

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of EBITDA to net income:
Net income	$18,977	$18,893	$33,572	$34,341
Add:
Income tax expense	108	129	159	227
Depreciation and amortization	5,742	4,812	10,935	9,808
Interest expense, net	5,462	3,284	9,533	6,483
EBITDA (1)	$30,289	$27,118	$54,199	$50,859

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$23,937	$31,215	$47,411	$57,589
Changes in assets and liabilities	881	(7,133)	(2,681)	(12,534)
Maintenance and regulatory capital expenditures (2)	(2,070)	(897)	(4,313)	(1,633)
Reimbursement from Delek for capital expenditures (3)	784	593	3,835	802
Accretion of asset retirement obligations	(73)	(64)	(146)	(131)
Deferred income taxes	(94)	—	(119)	—
Gain (loss) on asset disposals	5	—	(7)	44
Distributable cash flow (1)	$23,370	$23,714	$43,980	$44,137

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

(3) For the three and six month periods ended June 30, 2017 and 2016, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 2 to our condensed consolidated financial statements).

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Capital spending (excluding business combinations)
Pipelines and Transportation	$1,660	$718	$3,797	$1,424
Wholesale Marketing and Terminalling	$459	$130	$1,113	$508

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

The table below presents a summary of our consolidated results of operations and our segment operating performance for the three months ended June 30, 2017 and 2016. The discussion immediately following presents the consolidated results of operations (in thousands).

	Three Months Ended
	June 30,
	2017	2016
Pipelines and Transportation
Net Sales:
Affiliate	$27,668	$26,136
Third-Party	2,555	5,874
Total Pipelines and Transportation	30,223	32,010
Operating costs and expenses:
Cost of goods sold	4,403	4,814
Operating expenses	7,933	6,899
Segment contribution margin	$17,887	$20,297

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$12,156	$10,558
Third-Party	84,390	69,285
Total Wholesale Marketing and Terminalling	96,546	79,843
Operating costs and expenses:
Cost of goods sold	80,636	68,287
Operating expenses	2,033	1,831
Segment contribution margin	$13,877	$9,725

Consolidated
Net Sales:
Affiliate	$39,824	$36,694
Third-Party	86,945	75,159
Net sales	126,769	111,853
Operating costs and expenses:
Cost of goods sold	85,039	73,101
Operating expenses	9,966	8,730
Contribution margin	31,764	30,022
General and administrative expenses	2,656	2,698
Depreciation and amortization	5,742	4,812
Gain on asset disposals	(5)	—
Operating income	$23,371	$22,512

Net Sales

We generated net sales of $126.8 million for the second quarter of 2017 compared to $111.9 million for the second quarter of 2016, an increase of $14.9 million, or 13.3%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.18 per gallon and $0.23 per gallon, respectively, during the second quarter of 2017 compared to the second quarter of 2016. The net increase of gasoline and diesel volumes sold was 3.3 million gallons. Partially offsetting the increase was a decline in fees on our Paline Pipeline System relative to the prior year period. During the second quarter of 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the second quarter of 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

Cost of Goods Sold

Cost of goods sold was $85.0 million for the second quarter of 2017 compared to $73.1 million for the second quarter of 2016, an increase of $11.9 million, or 16.3%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.17 per gallon and $0.18 per gallon, respectively, during the second quarter of 2017 compared to the second quarter of 2016. The net increase of gasoline and diesel volumes purchased was 3.3 million gallons.

Operating Expenses

Operating expenses were $10.0 million for the second quarter of 2017 compared to $8.7 million for the second quarter of 2016, an increase of $1.3 million, or 14.2%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage due to additional customers using our pipeline assets.

Contribution Margin

Contribution margin for the second quarter of 2017 was $31.8 million compared to $30.0 million for the second quarter of 2016, an increase of $1.8 million, or 5.8%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Also contributing to the increase were increased fees associated with our marketing agreement with Delek as a result of increased throughput. These increases were partially offset by a decline in fees on our Paline Pipeline System as described above.

General and Administrative Expenses

General and administrative expenses were $2.7 million for each of the second quarters of 2017 and 2016.

Depreciation and Amortization

Depreciation and amortization was $5.7 million for the second quarter of 2017 compared to $4.8 million for the second quarter of 2016, an increase of $0.9 million, or 19.3%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service throughout 2016 and the first two quarters of 2017.

Interest Expense

Interest expense was $5.5 million for the second quarter of 2017 compared to $3.3 million for the second quarter of 2016, an increase of $2.2 million, or 66.3%. This increase was primarily attributable to increases in interest costs associated with the issuance of the 2025 Notes and higher interest rates under our revolver.

Income Tax Expense

Income tax expense was $0.1 million for each of the second quarters of 2017 and 2016. Our effective tax rate was 0.6% for the second quarter of 2017, compared to 0.7% for the second quarter of 2016. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

The table below presents a summary of our consolidated results of operations and our segment operating performance for the six months June 30, 2017 and 2016. The discussion immediately following presents the consolidated results of operations.

	Six Months Ended
	June 30,
	2017	2016
Pipelines and Transportation
Net Sales:
Affiliate	$54,168	$52,442
Third-Party	4,732	12,351
Total Pipelines and Transportation	58,900	64,793
Operating costs and expenses:
Cost of goods sold	8,808	9,590
Operating expenses	16,088	14,639
Segment contribution margin	$34,004	$40,564

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$22,275	$23,012
Third-Party	175,067	128,104
Total Wholesale Marketing and Terminalling	197,342	151,116
Operating costs and expenses:
Cost of goods sold	168,821	130,264
Operating expenses	4,236	4,555
Segment contribution margin	$24,285	$16,297

Consolidated
Net Sales:
Affiliate	$76,443	$75,454
Third-Party	179,799	140,455
Net sales	256,242	215,909
Operating costs and expenses:
Cost of goods sold	177,629	139,854
Operating expenses	20,324	19,194
Contribution margin	58,289	56,861
General and administrative expenses	5,504	5,611
Depreciation and amortization	10,935	9,808
Gain on asset disposals	7	(44)
Operating income	$41,843	$41,486

Net Sales

We generated net sales of $256.2 million for the six months ended June 30, 2017 compared to $215.9 million for the six months ended June 30, 2016, an increase of $40.3 million, or 18.7%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.35 per gallon and $0.40 per gallon, respectively, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Gallons of gasoline and diesel sold in west Texas increased 2.7 million gallons and 0.9 million gallons, respectively, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Partially offsetting the increase was a decline in fees on our Paline Pipeline System. During the six months ended June 30, 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the six months ended June 30, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

Cost of Goods Sold

Cost of goods sold was $177.6 million for the six months ended June 30, 2017 compared to $139.9 million for the six months ended June 30, 2016, an increase of $37.7 million, or 27.0%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.32 per gallon and $0.36 per gallon, respectively, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Gallons of gasoline and diesel purchased in west Texas increased 2.7 million gallons and 0.9 million gallons, respectively, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Operating Expenses

Operating expenses were $20.3 million for the six months ended June 30, 2017 compared to $19.2 million for the six months ended June 30, 2016, an increase of $1.1 million, or 5.9%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage and higher maintenance costs associated with certain of our tanks at our tank farms. Partially offsetting these increases were a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the six months ended June 30, 2016 and decreases in maintenance costs at our Memphis Terminal.

Contribution Margin

Contribution margin for the six months ended June 30, 2017 was $58.3 million compared to $56.9 million for the six months ended June 30, 2016, an increase of $1.4 million, or 2.5%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Also contributing to the increase were increased fees associated with our marketing agreement with Delek as a result of increased throughput, volume increases at our Nashville and Tyler Terminals and a reduction in operating expenses at our Memphis and El Dorado Terminals. Partially offsetting these increases was a decline in fees on our Paline Pipeline System as described above.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the six months ended June 30, 2017 compared to $5.6 million for the six months ended June 30, 2016, a decrease of $0.1 million, or 1.9%. The decrease in general and administrative expense was primarily due to decreases in professional services fees and certain direct employee costs allocated to us.

Depreciation and Amortization

Depreciation and amortization was $10.9 million for the six months ended June 30, 2017 compared to $9.8 million for the six months ended June 30, 2016, an increase of $1.1 million, or 11.5%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service throughout 2016 and during the six months ended June 30, 2017.

Interest Expense

Interest expense was $9.5 million for the six months ended June 30, 2017 compared to $6.5 million for the six months ended June 30, 2016, an increase of $3.1 million, or 47.0%. This increase was primarily attributable to increases in interest costs associated with the issuance of the 2025 Notes and higher interest rates and higher average debt levels under our revolver.

Income Tax Expense

Income tax expense was $0.2 million for each of the six months ended June 30, 2017 and 2016. Our effective tax rate was 0.5% for the six months ended June 30, 2017, compared to 0.7% for the six months ended June 30, 2016. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

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

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	59,953	56,302	59,351	56,322
Refined products pipelines to Enterprise Systems	49,820	53,670	50,583	53,725
SALA Gathering System	15,957	18,288	16,242	18,645
East Texas Crude Logistics System	13,591	12,909	14,876	11,127

Comparison of the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Net Sales

Net sales for the pipelines and transportation segment were $30.2 million for the second quarter of 2017 compared to $32.0 million for the second quarter of 2016, a decrease of $1.8 million, or 5.6%. The decrease was primarily attributable to declines in fees on our Paline Pipeline System, as described above.

Cost of Goods Sold

Cost of goods sold was $4.4 million for the second quarter of 2017 compared to $4.8 million for the second quarter of 2016, a decrease of 0.4 million, or 8.5%. The decrease in cost of goods sold was attributable to decreases in transportation costs related to our trucking assets and reduced costs associated with our leased refined products pipeline capacity as a result of lower volumes on the pipeline.

Operating Expenses

Operating expenses were $7.9 million for the second quarter of 2017 compared to $6.9 million for the second quarter of 2016, an increase of $1.0 million, or 15.0%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $17.9 million, or 56.3% of our consolidated segment contribution margin in the second quarter of 2017, compared to $20.3 million, or 67.6% of our consolidated segment contribution margin, in the second quarter of 2016, a decrease of 2.4 million, or 11.9%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales related to our Paline Pipeline System as described above.

Comparison of the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Net Sales

Net sales for the pipelines and transportation segment were $58.9 million for the six months ended June 30, 2017 compared to $64.8 million for the six months ended June 30, 2016, a decrease of $5.9 million, or 9.1%. The decrease was primarily attributable to declines in fees on our Paline Pipeline System as described above.

Cost of Goods Sold

Cost of goods sold was $8.8 million for the six months ended June 30, 2017 compared to $9.6 million for the six months ended June 30, 2016, a decrease of $0.8 million, or 8.2%. The decrease in cost of goods sold was attributable to decreases in transportation costs related to our trucking assets, lower pipeline allowance losses on our Paline Pipeline System and reduced costs associated with our leased refined product pipeline capacity as a result of lower volumes on the pipeline.

Operating Expenses

Operating expenses were $16.1 million for the six months ended June 30, 2017 compared to $14.6 million for the six months ended June 30, 2016, an increase of $1.5 million, or 9.9%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage. Also contributing to the increase were higher maintenance costs associated with certain of our tanks at our tank farms.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $34.0 million, or 58.3% of our consolidated segment contribution margin, in the six months ended June 30, 2017, compared to $40.6 million, or 71.3% of our consolidated segment contribution margin, in the six months ended June 30, 2016, a decrease of $6.6 million, or 16.2%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales related to our Paline Pipeline System as described above.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	77,878	70,188	70,677	68,301
West Texas marketing throughputs (average bpd)	13,422	12,594	13,942	13,482
West Texas marketing margin per barrel	$4.26	$2.13	$3.44	$1.00
Terminalling throughputs (average bpd)	128,111	126,476	122,026	122,645

Comparison of the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Net Sales

Net sales for the wholesale marketing and terminalling segment were $96.5 million for the second quarter of 2017 compared to $79.8 million for the second quarter of 2016, an increase of $16.7 million, or 20.9%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $80.6 million in the second quarter of 2017, compared to $68.3 million in the second quarter of 2016, an increase of $12.3 million, or 18.1%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. See the following chart for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations.

Operating Expenses

Operating expenses were $2.0 million in the second quarter of 2017, compared to $1.8 million in the second quarter of 2016, an increase of $0.2 million, or 11.0%. The increase in operating expenses was primarily due to lower operating expenses in the second quarter of 2016 as a result of insurance refunds received in that quarter for two of our terminal locations.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $13.9 million, or 43.7% of our consolidated contribution margin, in the second quarter of 2017, compared to $9.7 million, or 32.4% of our consolidated contribution margin, in the second quarter of 2016, an increase of $4.2 million, or 42.7%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Also contributing to the increase were increased fees associated with our marketing agreement with Delek as a result of increased throughput.

Comparison of the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Net Sales

Net sales for the wholesale marketing and terminalling segment were $197.3 million for the six months ended June 30, 2017 compared to $151.1 million for the six months ended June 30, 2016, an increase of $46.2 million, or 30.6%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $168.8 million for the six months ended June 30, 2017, compared to $130.3 million for the six months ended June 30, 2016, an increase of $38.5 million, or 29.6%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Operating Expenses

Operating expenses were $4.2 million in the six months ended June 30, 2017, compared to $4.6 million in the six months ended June 30, 2016, a decrease of $0.4 million or 7.0%. The decrease in operating expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the second quarter of 2016 and decreases in maintenance costs at our Memphis Terminal.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $24.3 million, or 41.7% of our consolidated contribution margin, for the six months ended June 30, 2017, compared to $16.3 million, or 28.7% of our consolidated contribution margin, for the six months ended June 30, 2016, an increase of $8.0 million, or 49.0%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Also contributing to the increase were increased fees associated with our marketing agreement with Delek as a result of increased throughput and increases in contribution margin at our terminals as a result of volume increases at our Nashville and Tyler Terminals and a reduction in operating expenses at our Memphis and El Dorado Terminals.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017	May 5, 2017
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017 (1)	August 4, 2017

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash Flow Data:
Cash flows provided by operating activities	$47,411	$57,589
Cash flows used in investing activities	(8,804)	(35,919)
Cash flows used in financing activities	(33,767)	(21,670)
Net increase in cash and cash equivalents	$4,840	$—

Cash Flows from Operating Activities

Net cash provided by operating activities was $47.4 million for the six months ended June 30, 2017, compared to cash provided of $57.6 million for the six months ended June 30, 2016. The decrease in cash flows provided by operations was due to increases in accounts receivable from related parties and income from equity method investments. Accounts receivable from related parties increased as a result of increases to net sales to affiliates. Income from equity method investments was $1.4 million during the first six months of 2017, compared to a loss of $0.4 million during the first six months of 2016. Partially offsetting these increases were decreases in inventory. Net income for the six months ended June 30, 2017 was $33.6 million, compared to $34.3 million in the same period of 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.8 million for the first six months of 2017, compared to $35.9 million used in the six months ended June 30, 2016. The decrease in cash used in investing activities was primarily due to decreases in contributions made to our joint ventures. Partially offsetting these decreases were increases in our capital expenditures. We contributed approximately $2.9 million in cash to our joint ventures during the six months ended June 30, 2017, compared to contributions of approximately $33.1 million during the six months ended June 30, 2016 for the construction of two pipeline systems and ancillary assets. Cash used in investing activities during the six months ended June 30, 2016 includes the cash portion of our capital expenditures, which was $5.9 million. Total capital expenditures during the first six months of 2017 were approximately $4.9 million, compared to capital expenditures of $1.9 million made during the six months ended June 30, 2016. Capital expenditures made during the six months ended June 30, 2017 related primarily to maintenance projects on certain of our tanks, discretionary projects on our terminalling assets and a discretionary project on a crude oil pipeline connection. Capital expenditures made during the six months ended June 30, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets and maintenance projects on our Lion Pipeline System.

Cash Flows from Financing Activities

Net cash used in financing activities was $33.8 million in the six months ended June 30, 2017, compared to cash used of $21.7 million in the six months ended June 30, 2016. The increase in cash used in financing activities was primarily due to increases in our quarterly cash distributions and net payments under the Second Amended and Restated Credit Agreement, as defined below. We paid quarterly cash distributions totaling $41.6 million during the six months ended June 30, 2017, compared to quarterly cash distributions totaling $33.4 million during the six months ended June 30, 2016. We made net payments of $238.1 million under our Second Amended and Restated Credit Agreement (defined below) during the six months ended June 30, 2017, compared to net proceeds of $11.0 million in the six months ended June 30, 2016. Offsetting the cash used in financing activities during the six months ended June 30, 2017 were net proceeds under the 2025 Notes and reimbursement of capital expenditures by Delek. The Partnership received net proceeds, after deducting the initial purchasers' discounts, commissions and offering expenses, of $242.3 million from the issuance of the 2025 Notes. Reimbursements of capital expenditures from Delek amounted to $3.8 million during the six months ended June 30, 2017, compared to $0.8 million in the six months ended June 30, 2016.

Cash Position and Indebtedness

As of June 30, 2017, we had $4.9 million cash and cash equivalents and we had total indebtedness of $396.9 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were $538.5 million and we had letters of credit issued of $7.0 million. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement (as defined below) as of June 30, 2017.

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

On May 23, 2017, the Partnership and Finance Corp issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility.

See Note 4 to our accompanying condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a complete discussion of our third-party indebtedness.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2017 were $4.9 million, of which approximately $3.8 million was spent in our pipelines and transportation segment and $1.1 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $21.5 million for 2017.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2017 and planned capital expenditures for the full year 2017 by major category (in thousands):

	Full Year 2017 Forecast	Six Months Ended June 30, 2017
Regulatory	$5,633	$294
Maintenance (1)	8,755	3,166
Discretionary projects	7,075	1,450
Total capital spending	$21,463	$4,910

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

In the second quarter of 2017, we increased our capital spending forecast for 2017 to $21.5 million, up from the prior forecast of $18.3 million. We increased our forecast as a result of additions to discretionary projects associated primarily with the upgrade and expansion of certain of our pipeline and truck unloading assets. For the full year 2017, we plan to spend approximately $21.5 million, of which $16.8 million is budgeted to the pipelines and transportation segment and $4.7 million to the wholesale marketing and terminalling segment. We plan to spend approximately $7.1 million for discretionary projects in 2017, of which $5.5 million will be spent in the pipelines and transportation segment and $1.6 million in the wholesale marketing and terminalling segment. The majority of the $5.5 million budgeted to discretionary projects in the pipelines and transportation segment relates to business development projects on certain of our pipeline and trucking assets, as indicated above. We plan to spend approximately $8.8 million for maintenance projects in 2017, of which $7.8 million is expected to be spent in the pipelines and transportation segment and $1.0 million in the wholesale marketing and terminalling segment. The majority of the $7.8 million budgeted for maintenance projects in the pipelines and transportation segment relates to the improvement and replacement of certain of our tanks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At June 30, 2017 and December 31, 2016, we had open derivative contracts representing 91,000 barrels and 93,000 barrels of refined petroleum products, respectively. We recognized gains (losses) associated with commodity derivatives not designated as hedging instruments of $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and $(1.3) million and $(1.5) million for the three and six months ended June 30, 2016, respectively. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 12 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at June 30, 2017.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2017 would be to change interest expense by approximately $1.5 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. In accordance with ASC 815, Derivatives and Hedging, we recorded no non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for the three and six months ended June 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Pursuant to the terms of our limited Partnership Agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended June 30, 2017. The sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 14, 2017	670	$31.90	$21,386

ITEM 6. EXHIBITS

Exhibit No.		Description
4.1
Indenture, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017).

4.2		Form of 6.750% Senior Notes due 2025 (included as Exhibit A in Exhibit 4.1).
4.3
Registration Rights Agreement, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Partnership's Form 8-K filed on May 24, 2017).

31.1	*	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek Logistics Partners, LP
By:	Delek Logistics GP, LLC
Its General Partner

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin Kremke
Kevin Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 4, 2017

EXHIBIT INDEX

Exhibit No.		Description
4.1
Indenture, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017).

4.2		Form of 6.750% Senior Notes due 2025 (included as Exhibit A in Exhibit 4.1).
4.3
Registration Rights Agreement, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Partnership's Form 8-K filed on May 24, 2017).

31.1	*	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	Furnished herewith