Form 10-Q
period 2017-09-30
Delek Logistics Partners, LP
filed 2017-11-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 7, 2017, there were 24,361,457 common limited partner units and 497,172 general partner units outstanding.

Part I.
FINANCIAL INFORMATION

Item 1. Financial Statements
Delek Logistics Partners, LP

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,290	$59
Accounts receivable	20,317	19,202
Accounts receivable from related parties	714	2,834
Inventory	7,891	8,875
Other current assets	37	1,071
Total current assets	34,249	32,041
Property, plant and equipment:
Property, plant and equipment	357,532	342,407
Less: accumulated depreciation	(106,880)	(91,378)
Property, plant and equipment, net	250,652	251,029
Equity method investments	106,098	101,080
Goodwill	12,203	12,203
Intangible assets, net	16,182	14,420
Other non-current assets	3,474	4,774
Total assets	$422,858	$415,547
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$14,547	$10,853
Excise and other taxes payable	3,376	4,841
Tank inspection liabilities	919	1,013
Pipeline release liabilities	1,000	1,097
Accrued expenses and other current liabilities	8,897	2,925
Total current liabilities	28,739	20,729
Non-current liabilities:
Long-term debt	401,318	392,600
Asset retirement obligations	3,991	3,772
Other non-current liabilities	14,568	11,730
Total non-current liabilities	419,877	408,102
Deficit:
Common unitholders - public; 9,067,411 units issued and outstanding at September 30, 2017 (9,263,415 at December 31, 2016)	175,831	188,013
Common unitholders - Delek; 15,294,046 units issued and outstanding at September 30, 2017 (15,065,192 at December 31, 2016)	(195,217)	(195,076)
General partner - 497,172 units issued and outstanding at September 30, 2017 (496,502 at December 31, 2016)	(6,372)	(6,221)
Total deficit	(25,758)	(13,284)
Total liabilities and deficit	$422,858	$415,547

See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Affiliate	$40,131	$36,360	$116,574	$111,814
Third party	90,495	71,110	$270,294	211,565
Net sales	130,626	107,470	386,868	323,379
Operating costs and expenses:
Cost of goods sold	89,120	73,527	266,749	213,381
Operating expenses	10,662	9,251	30,986	28,445
General and administrative expenses	2,751	2,307	8,255	7,918
Depreciation and amortization	5,462	5,356	16,397	15,164
(Gain) loss on asset disposals	(5)	28	2	(16)
Total operating costs and expenses	107,990	90,469	322,389	264,892
Operating income	22,636	17,001	64,479	58,487
Interest expense, net	7,124	3,409	16,657	9,892
(Income) loss from equity method investments	(1,584)	308	(3,005)	743
Other income, net	(1)	—	(1)	—
Total non-operating expenses	5,539	3,717	13,651	10,635
Income before income tax expense	17,097	13,284	50,828	47,852
Income tax expense	174	133	333	360
Net income attributable to partners	$16,923	$13,151	$50,495	$47,492
Comprehensive income attributable to partners	$16,923	$13,151	$50,495	$47,492

Less: General partner's interest in net income, including incentive distribution rights	4,745	3,259	13,406	8,303
Limited partners' interest in net income	$12,178	$9,892	$37,089	$39,189

Net income per limited partner unit (1):
Common units - (basic)	$0.50	$0.41	$1.52	$1.61
Common units - (diluted)	$0.50	$0.41	$1.52	$1.60
Subordinated units - Delek (basic and diluted)	$—	$—	$—	$1.64

Weighted average limited partner units outstanding (1):
Common units - (basic)	24,361,457	24,303,740	24,341,921	21,878,935
Common units - (diluted)	24,389,582	24,380,334	24,382,426	21,962,733
Subordinated units - Delek (basic and diluted)	—	—	—	2,408,610

Cash distributions per limited partner unit	$0.715	$0.655	$2.110	$1.895

(1) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflect the conversion of the subordinated units to common units on February 25, 2016. See Note 7 for further discussion.
See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$50,495	$47,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,397	15,164
Amortization of deferred revenue	(1,004)	(843)
Amortization of deferred financing costs and debt discount	1,438	1,095
Accretion of asset retirement obligations	219	199
Deferred income taxes	158	—
(Income) loss from equity method investments	(3,005)	743
Dividends from equity method investments	1,518	—
Loss (gain) on asset disposals	2	(16)
Unit-based compensation expense	545	414
Changes in assets and liabilities:
Accounts receivable	(1,115)	21,557
Inventories and other current assets	2,028	3,808
Accounts payable and other current liabilities	8,501	775
Accounts receivable/payable to related parties	2,092	(4,110)
Non-current assets and liabilities, net	(365)	483
Net cash provided by operating activities	77,904	86,761
Cash flows from investing activities:
Asset acquisitions	(6,443)	—
Purchases of property, plant and equipment	(9,187)	(5,633)
Proceeds from sales of property, plant and equipment	—	175
Purchases of intangible assets	(2,560)	—
Equity method investment contributions	(3,531)	(54,703)
Net cash used in investing activities	(21,721)	(60,161)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	21	15
Distributions to general partner	(12,839)	(6,861)
Distributions to common unitholders - public	(19,208)	(17,601)
Distributions to common unitholders - Delek	(31,555)	(15,578)
Distributions to subordinated unitholders - Delek	—	(11,503)
Proceeds from revolving credit facility	205,700	229,150
Payments of revolving credit facility	(439,500)	(205,750)
Proceeds from issuance of senior notes	248,112	—
Deferred financing costs paid	(5,937)	—
Reimbursement of capital expenditures by Delek	4,254	1,528
Net cash used in financing activities	(50,952)	(26,600)
Net increase in cash and cash equivalents	5,231	—
Cash and cash equivalents at the beginning of the period	59	—
Cash and cash equivalents at the end of the period	$5,290	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,288	$8,902
Income taxes	$60	$—
Non-cash investing activities:
Decrease in accrued capital expenditures	$(491)	$(624)
Non-cash financing activities:
Sponsor contribution of fixed assets	$67	$609

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

The Partnership is a Delaware limited partnership formed in April 2012 by Old Delek (as defined below) and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner").

In January 2017, Delek US Holdings, Inc. ("Old Delek") (and various related entities) entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), as subsequently amended on February 27 and April 21, 2017 (as so amended, the "Merger Agreement"). The related Merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (“New Delek”), with Alon USA and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Old Delek with respect to periods prior to July 1, 2017, or New Delek, with respect to periods on or after July 1, 2017, and any of Old Delek's or New Delek's, as applicable, subsidiaries, other than Delek Logistics Partners, LP and its subsidiaries and its general partner.

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
New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (the "FASB") issued guidance to refine and expand hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and can be early adopted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The modification accounting guidance applies if the value, vesting conditions or classification of the award changes. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be early adopted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

In January 2017, the FASB issued guidance that eliminates Step 2 of the goodwill impairment test, which required a comparison of the implied fair value of goodwill of a reporting unit with the carrying amount of that goodwill for that reporting unit. It also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this guidance on or before the effective date and we do not anticipate that the adoption will have a material impact on our business, financial condition or results of operations.

In January 2017, the FASB issued guidance clarifying the definition of a business in order to assist entities with evaluating when a set of transferred assets and activities is considered a business. In general, we expect that the revised definition will result in fewer acquisitions being accounted for as business combinations than under the current guidance. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted under certain circumstances. We early adopted this guidance as of July 1, 2017 and the adoption did not have a material impact on our business, financial condition or results of operations.

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued.  We prospectively adopted this guidance on January 1, 2017 and the adoption did not have a material impact on our business, financial condition or results of operations.

In July 2015, the FASB issued guidance requiring entities to measure FIFO or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This guidance does not change the measurement of inventory measured using LIFO or the retail inventory method.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.   We adopted this guidance on January 1, 2017 and the adoption did not have a material impact on our business, financial condition or results of operations.
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. We will adopt this guidance on January 1, 2018. As part of our efforts to prepare for adoption, beginning in 2016, we formed a project implementation team as well as a project time-line to evaluate this new standard. We reviewed and gained an understanding of the new revenue recognition accounting guidance, performed scoping to identify and evaluate revenue streams under the new standard and continue to review industry specific implementation guidance. We are continuing to evaluate the impact of the standard on our business processes, accounting systems, controls and financial statement disclosures, and expect to implement any changes to accommodate the new accounting and disclosure requirements prior to adoption on January 1, 2018. We will use the modified retrospective adoption method to apply this standard, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

2. Acquisitions

On September 15, 2017, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP acquired from Plains Pipeline, L.P. an approximate 40-mile pipeline and related ancillary assets (the "Big Spring Pipeline") (such transaction, the "Big Spring Acquisition") for approximately $9.0 million to complement our existing asset base. The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas. The Big Spring Acquisition was accounted for as an asset acquisition. The following table summarizes the allocation of the relative fair value assigned to the asset groups for the Big Spring Pipeline (in thousands):

Property, plant and equipment	$6,443
Intangible assets (1)	2,560
Total	$9,003

(1) Intangible assets acquired represent rights-of-way assets with indefinite useful lives. Rights-of-way assets are not subject to amortization.

3. Related Party Transactions

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

Pursuant to the terms of the Omnibus Agreement, we were reimbursed for certain capital expenditures in the amount of $0.4 million and $4.3 million during the three and nine months ended September 30, 2017, respectively, and $0.7 million and $1.5 million during the three and nine months ended September 30, 2016, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. We were reimbursed $0.3 million for these matters during the nine months ended September 30, 2017. During the three months ended September 30, 2017, we recorded an adjustment of $(0.1) million for these matters. We were reimbursed $0.1 million and $1.2 million during the three and nine months ended September 30, 2016, respectively, which are recorded as a reduction to operating expense.

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing, and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees and product sales to Alon USA. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek or our general partner, as the case may be, for the services provided to us under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$40,131	$36,360	$116,574	$111,814
Cost of goods sold	$9,232	$5,247	$26,412	$24,064
Operating and maintenance expenses	$7,275	$7,988	$20,756	$22,738
General and administrative expenses	$2,073	$1,641	$5,327	$4,595

Quarterly Cash Distributions

Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February, May and August 2017, we paid quarterly cash distributions of $20.5 million, $21.0 million and $21.8 million, respectively, of which $14.2 million, $14.7 million and $15.4 million, respectively, were paid to Delek and our general partner. In February, May and August 2016, we paid quarterly cash distributions of $16.1 million, $17.1 million and $18.1 million, respectively, of which $10.5 million, $11.3 million and $12.1 million, respectively, were paid to Delek and our general partner. On October 25, 2017, our general partner's board of directors declared a quarterly cash distribution totaling $22.3 million, based on the available cash as of the date of determination for the end of the third quarter of 2017, payable on November 14, 2017, of which $15.8 million is expected to be paid to Delek and our general partner, including the payment for the IDRs.

4. Inventory

Inventories consisted of $7.9 million and $8.9 million of refined petroleum products as of September 30, 2017 and December 31, 2016, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of goods sold in the consolidated statements of income and comprehensive income, which amounted to $0.3 million during both the three and nine months ended September 30, 2017. There were no lower of cost or net realizable value charges during the three and nine months ended September 30, 2016.

5. Long-Term Obligations

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At September 30, 2017, the weighted average interest rate for our borrowings under the facility was approximately 4.0%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2017, this fee was 0.5% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of September 30, 2017, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.
As of September 30, 2017, we had $158.8 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $8.5 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2017. Unused credit commitments under the Second Amended and Restated Credit Agreement as of September 30, 2017 were $532.7 million.

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
As of September 30, 2017, we had $250.0 million in outstanding principal amount of the 2025 Notes. Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $5.7 million and $1.8 million, respectively, as of September 30, 2017.

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

Following the February 12, 2016 payment of the cash distribution attributable to the fourth quarter of 2015 and confirmation by the board of directors of our general partner (based on the recommendation of the Conflicts Committee) on February 25, 2016 that the requirements under the Partnership Agreement for the conversion of all subordinated units into common units were satisfied, the subordination period ended. As a result, in the first quarter of 2016, all of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership's outstanding units representing limited partner interests. The Partnership's net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through February 24, 2016, in accordance with our Partnership Agreement.

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2017 is November 14, 2017. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributable to partners	$16,923	$13,151	$50,495	$47,492
Less: General partner's distribution (including IDRs) (1)	4,852	3,382	13,697	8,443
Less: Limited partners' distribution	17,418	15,920	51,380	41,615
Less: Subordinated partner's distribution	—	—	—	4,424
Distributions (in excess of) less than earnings	$(5,347)	$(6,151)	$(14,582)	$(6,990)

General partner's earnings:
Distributions (including IDRs) (1)	$4,852	$3,382	$13,697	$8,443
Allocation of distributions (in excess of) less than earnings	(107)	(123)	(291)	(140)
Total general partner's earnings	$4,745	$3,259	$13,406	$8,303

Limited partners' earnings on common units:
Distributions	$17,418	$15,920	$51,380	$41,615
Allocation of distributions (in excess of) less than earnings	(5,240)	(6,028)	(14,291)	(6,368)
Total limited partners' earnings on common units	$12,178	$9,892	$37,089	$35,247

Limited partners' earnings on subordinated units:
Distributions	$—	$—	$—	$4,424
Allocation of distributions in excess of earnings	—	—	—	(482)
Total limited partners' earnings on subordinated units	$—	$—	$—	$3,942

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,361,457	24,303,740	24,341,921	21,878,935
Common units - (diluted)	24,389,582	24,380,334	24,382,426	21,962,733
Subordinated units - Delek (basic and diluted) (3)	—	—	—	2,408,610

Net income per limited partner unit (2):
Common units - (basic)	$0.50	$0.41	$1.52	$1.61
Common units - (diluted) (4)	$0.50	$0.41	$1.52	$1.60
Subordinated units - Delek (basic and diluted)	$—	$—	$—	$1.64

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

(4) Outstanding common unit equivalents totaling 10,090 were excluded from the diluted earnings per unit calculation for the nine months ended September 30, 2017. There were no outstanding common unit equivalents excluded from the diluted earnings per unit calculation for the three months ended September 30, 2017. Outstanding common unit equivalents of 6,540 were excluded from the diluted earnings per unit calculation for both the three and nine months ended September 30, 2016, as these common unit equivalents did not have a dilutive effect under the treasury stock method.

8. Equity

We had 9,067,411 common limited partner units held by the public outstanding as of September 30, 2017. Additionally, as of September 30, 2017, Delek owned a 61.5% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 497,172 general partner units. Affiliates who are also members of our general partner's management and board of directors own the remaining 5.4% interest in our general partner.

Equity Activity

The table below summarizes the changes in the number of units outstanding from December 31, 2016 through September 30, 2017.

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2016	9,263,415	15,065,192	496,502	24,825,109
General partner units issued to maintain 2% interest	—	—	670	670
Unit-based compensation awards	32,850	—	—	32,850
Delek unit repurchases from public	(228,854)	228,854	—	—
Balance at September 30, 2017	9,067,411	15,294,046	497,172	24,858,629

The summarized changes in the carrying amount of our equity from December 31, 2016 through September 30, 2017 are as follows (in thousands):

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2016	$188,013	$(195,076)	$(6,221)	$(13,284)
Cash distributions	(19,208)	(31,555)	(12,839)	(63,602)
Sponsor contribution of fixed assets	—	65	2	67
Net income attributable to partners	13,837	23,252	13,406	50,495
Unit-based compensation	480	806	(741)	545
Delek unit repurchases from public	(7,291)	7,291	—	—
General partner units issued to maintain 2% interest	—	—	21	21
Balance at September 30, 2017	$175,831	$(195,217)	$(6,372)	$(25,758)

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to partners	$16,923	$13,151	$50,495	$47,492
Less: General partner's IDRs	(4,496)	(3,057)	(12,649)	(7,503)
Net income available to partners	$12,427	$10,094	$37,846	$39,989
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$249	$202	$757	$800
General partner's IDRs	4,496	3,057	12,649	7,503
Total general partner's interest in net income	$4,745	$3,259	$13,406	$8,303

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017	May 5, 2017
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017	August 4, 2017
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017 (1)	November 7, 2017

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on November 14, 2017 to general and limited partners for the three and nine months ended September 30, 2017 and the allocation of total quarterly cash distributions for the three and nine months ended September 30, 2016 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General partner's distributions:
General partner's distributions	$356	$325	$1,048	$940
General partner's IDRs	4,496	3,057	12,649	7,503
Total general partner's distributions	4,852	3,382	13,697	8,443

Limited partners' distributions:
Common	17,418	15,920	51,380	41,615
Subordinated	—	—	—	4,424
Total limited partners' distributions	17,418	15,920	51,380	46,039
Total cash distributions	$22,270	$19,302	$65,077	$54,482

Cash distributions per limited partner unit	$0.715	$0.655	$2.110	$1.895

9. Equity Based Compensation

We incurred approximately $0.2 million and $0.5 million of unit-based compensation expense related to the Partnership during the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2016, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. As of September 30, 2017, there was $0.5 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.

10. Equity Method Investments

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

The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement.  As of September 30, 2017, the Partnership's investment balance in these joint ventures was $106.1 million.

We do not consolidate any part of the assets or liabilities or operating results of our equity method investees. Our share of net income or loss of the investees will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates. With respect to CP LLC and Rangeland RIO, we determined that these entities do not represent variable interest entities and consolidation was not required. We have the ability to exercise significant influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting. Our investment in these joint ventures is reflected in our pipelines and transportation segment.

Summarized Financial Information

Combined summarized financial information for our equity method investees is shown below (in thousands):

	September 30, 2017	December 31, 2016
Current assets	$11,333	$7,760
Noncurrent assets	$244,615	$237,516
Current liabilities	$1,482	$4,512
Noncurrent liabilities	$165	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$7,026	$226	$19,719	$229
Gross profit	$7,026	$226	$19,719	$229
Net income (loss)	$2,282	$(1,538)	$6,674	$(2,857)

11. Segment Data

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Pipelines and Transportation
Net sales:
Affiliate	$27,805	$25,238	$81,972	$77,680
Third party	3,177	3,388	7,910	15,739
Total pipelines and transportation	30,982	28,626	89,882	93,419
Operating costs and expenses:
Cost of goods sold	4,883	4,811	13,691	14,401
Operating expenses	8,573	7,678	24,661	22,317
Segment contribution margin	$17,526	$16,137	$51,530	$56,701
Capital spending (excluding business combinations)	$2,918	$2,613	$6,715	$4,037

Wholesale Marketing and Terminalling
Net sales:
Affiliate	$12,326	$11,122	$34,602	$34,134
Third party	87,318	67,722	262,384	195,826
Total wholesale marketing and terminalling	99,644	78,844	296,986	229,960
Operating costs and expenses:
Cost of goods sold	84,237	68,716	253,058	198,980
Operating expenses	2,089	1,573	6,325	6,128
Segment contribution margin	$13,318	$8,555	$37,603	$24,852
Capital spending (excluding business combinations)	$868	$464	$1,981	$972

Consolidated
Net sales:
Affiliate	$40,131	$36,360	$116,574	$111,814
Third party	90,495	71,110	270,294	211,565
Total consolidated	130,626	107,470	386,868	323,379
Operating costs and expenses:
Cost of goods sold	89,120	73,527	266,749	213,381
Operating expenses	10,662	9,251	30,986	28,445
Contribution margin	30,844	24,692	89,133	81,553
General and administrative expenses	2,751	2,307	8,255	7,918
Depreciation and amortization	5,462	5,356	16,397	15,164
(Gain) loss on asset disposals	(5)	28	2	(16)
Operating income	$22,636	$17,001	$64,479	$58,487
Capital spending (excluding business combinations)	$3,786	$3,077	$8,696	$5,009

The following table summarizes the total assets for each segment as of September 30, 2017 and December 31, 2016 (in thousands).

	September 30, 2017	December 31, 2016
Pipelines and transportation	$344,260	$337,349
Wholesale marketing and terminalling	78,598	78,198
Total assets	$422,858	$415,547

Property, plant and equipment and accumulated depreciation as of September 30, 2017 and depreciation expense by reporting segment for the three and nine months ended September 30, 2017 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$292,116	$65,416	$357,532
Less: accumulated depreciation	(80,008)	(26,872)	(106,880)
Property, plant and equipment, net	$212,108	$38,544	$250,652
Depreciation expense for the three months ended September 30, 2017	$4,257	$940	$5,197
Depreciation expense for the nine months ended September 30, 2017	$12,821	$2,779	$15,600

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2017.

12. Fair Value Measurements

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.

We apply the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to commodity and interest rate derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material as of September 30, 2017.

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016 was as follows (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$88	$—	$88
Total assets	—	88	—	88
Liabilities
OTC commodity swaps	—	—	—	—
Net assets	$—	$88	$—	$88

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$9	$—	$9
Total assets	—	9	—	9
Liabilities
OTC commodity swaps	—	(82)	—	(82)
Net liabilities	$—	$(73)	$—	$(73)

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

As of September 30, 2017 and December 31, 2016, we had a cash deficit of $0.7 million and $0.6 million, respectively, netted with the net derivative position of our counterparty. See Note 13 for further information regarding derivative instruments.

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

The following table presents the fair value of our derivative instruments as of September 30, 2017 and December 31, 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash deficit or collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our accompanying consolidated balance sheets. During the three and nine months ended September 30, 2017 and 2016, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income. See Note 12 for further information regarding the fair value of derivative instruments.

(in thousands)		September 30, 2017		December 31, 2016
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
OTC commodity swaps (1)	Other current assets	$88	$—	$9	$(82)
Total gross value of derivatives		88	—	9	(82)
Less: Counterparty netting and cash collateral (2)		88	585	9	621
Total net fair value of derivatives		$—	$(585)	$—	$(703)

(1) As of September 30, 2017 and December 31, 2016, we had open derivative contracts representing 96,000 barrels and 93,000 barrels, respectively, of refined petroleum products.

(2) As of September 30, 2017 and December 31, 2016, we had a cash deficit of $0.7 million and $0.6 million, respectively, netted with the net derivative position of our counterparty.

Recognized gains (losses) associated with our derivatives for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2017	2016	2017	2016
Interest rate derivatives	Interest expense	$—	$—	$—	$—
Commodity derivatives	Cost of goods sold	$(1,474)	$(255)	$(358)	$(1,714)
	Total	$(1,474)	$(255)	$(358)	$(1,714)

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

In June 2015, the United States Department of Justice notified the Partnership that it was evaluating an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. As of September 30, 2017, we have accrued $1.0 million, which we have recorded in pipeline release liabilities in our condensed consolidated balance sheet, for the Magnolia Release in connection with these proceedings.

Contracts and Agreements

The majority of the petroleum products we sell in west Texas are purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro, we have the right to purchase up to 20,350 bpd of petroleum products at the Abilene, Texas terminal, which we own, for sales and exchange with third parties at the Abilene and San Angelo terminals. We lease the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, with a term that runs concurrently with that of the Abilene Contract. The Abilene Contract expires on December 31, 2017 and does not include any options for renewal. We also purchase spot barrels from various third parties and from Delek for sale to wholesale customers in west Texas.

Letters of Credit

As of September 30, 2017, we had in place letters of credit totaling $8.5 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at September 30, 2017.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases totaled $1.4 million and $4.1 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $4.4 million for the three and nine months ended September 30, 2016, respectively.

15. Subsequent Events

Distribution Declaration

On October 25, 2017, our general partner's board of directors declared a quarterly cash distribution of $0.715 per limited partner unit, payable on November 14, 2017, to unitholders of record on November 7, 2017.

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

Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us," "our," or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Old Delek, with respect to periods prior to July 1, 2017, or New Delek, with respect to periods on or after July 1, 2017, and any of Old Delek's or New Delek's, as applicable, subsidiaries, other than Delek Logistics Partners, LP and its subsidiaries and its general partner.

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

2017 Developments

Big Spring Pipeline Acquisition. On September 15, 2017, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Plains Pipeline, L.P. an approximate 40-mile pipeline and related ancillary assets (the "Big Spring Pipeline") (such transaction, the "Big Spring Acquisition") for approximately $9.0 million to complement our existing asset base. The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas.

Merger of Delek and Alon. In January 2017, Old Delek, New Delek (and various related entities) entered into the Merger Agreement with Alon USA. The transactions contemplated by the Merger Agreement became effective on July 1, 2017, and, among other things, resulted in Alon USA and Old Delek surviving as wholly-owned subsidiaries of New Delek.
The Mergers did not affect the Partnership's commercial agreements it has with Delek discussed in Note 3 to our accompanying condensed consolidated financial statements.

Inflation Adjustments. On July 1, 2017, the tariffs on our Federal Energy Regulatory Commission ("FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek and third parties that are subject to adjustment using FERC indexing increased by approximately 0.2%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees increased based on the consumer price index or the producer price index, which increased approximately 1.8% and 1.6%, respectively. Any applicable decreases to such fees will not result in a reduction to an amount below the fee initially set forth in such agreements.

6.75% Senior Notes Due 2025. On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 (the “2025 Notes”) at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility. See Note 5 to our accompanying condensed consolidated financial statements for further discussion.

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

We believe that the presentation of EBITDA and distributable cash flow provides information useful to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. For a reconciliation of EBITDA and distributable cash flow to its most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "Results of Operations—Statement of Operations Data" below.

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.715 per unit for the quarter ended September 30, 2017 ($2.86 per unit on an annualized basis). Our First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement, and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration companies and smaller producers incur to support future growth. During the first half of 2016, depressed crude oil prices resulted in a reduction in drilling activity, which created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States was in a period of decline. However, in the latter half of 2016 and through the first three quarters of 2017, market conditions improved. The prices of crude oil and related refined products have increased. Drilling activity, particularly in the Permian basin, has escalated as a result of increasing prices and the discovery of a large oil deposit in the area. As market conditions improve and demand for our assets' capacity benefits from increased drilling activity, we expect our operations and results to benefit from the trend, particularly in the west Texas area where our results are most driven by market factors. Additionally, improving market conditions allow for the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.

West Texas Marketing Operations

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products have recently increased, resulting in higher demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2016 and for the nine months ended September 30, 2017.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2016 and for the nine months ended September 30, 2017.

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $1.6 million and $3.9 million of RINs to Delek during the three and nine months ended September 30, 2017, respectively, and $1.8 million and $4.7 million during the three and nine months ended September 30, 2016, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2016 and for the nine months ended September 30, 2017.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil, intermediate and refined products transported through our pipelines and sold through our terminals and to third parties are directly affected by the level of supply and demand for all such products in the markets served directly or indirectly by our assets or our customers. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or finished products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that include minimum volume and throughput commitments.

Contractual Obligations

On May 23, 2017, the Partnership and Finance Corp issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 at a discount. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017. See Note 5 to our accompanying condensed consolidated financial statements for further discussion of the terms of the issuance, including redemption dates and prices.

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

The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, including a reconciliation of EBITDA to net income and distributable cash flow to net cash provided by operating activities (in thousands, except unit and per unit amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Statement of Operations Data:
Net sales:
Pipelines and transportation	$30,982	$28,626	$89,882	$93,419
Wholesale marketing and terminalling	99,644	78,844	296,986	229,960
Total	130,626	107,470	386,868	323,379
Operating costs and expenses:
Cost of goods sold	89,120	73,527	266,749	213,381
Operating expenses	10,662	9,251	30,986	28,445
General and administrative expenses	2,751	2,307	8,255	7,918
Depreciation and amortization	5,462	5,356	16,397	15,164
Loss (gain) on asset disposals	(5)	28	2	(16)
Total operating costs and expenses	107,990	90,469	322,389	264,892
Operating income	22,636	17,001	64,479	58,487
Interest expense, net	7,124	3,409	16,657	9,892
(Income) loss from equity method investments	(1,584)	308	(3,005)	743
Other income, net	(1)	—	(1)	—
Total non-operating costs and expenses	5,539	3,717	13,651	10,635
Income before income tax expense	17,097	13,284	50,828	47,852
Income tax expense	174	133	333	360
Net income attributable to partners	$16,923	$13,151	$50,495	$47,492
Comprehensive income attributable to partners	$16,923	$13,151	$50,495	$47,492
EBITDA(1)	$29,683	$22,049	$83,882	$72,908

Less: General partner's interest in net income, including incentive distribution rights	4,745	3,259	13,406	8,303
Limited partners' interest in net income	$12,178	$9,892	$37,089	$39,189

Net income per limited partner unit (2):
Common units - (basic)	$0.50	$0.41	$1.52	$1.61
Common units - (diluted)	$0.50	$0.41	$1.52	$1.60
Subordinated units - Delek (basic and diluted)	$—	$—	$—	$1.64

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,361,457	24,303,740	24,341,921	21,878,935
Common units - (diluted)	24,389,582	24,380,334	24,382,426	21,962,733
Subordinated units - Delek (basic and diluted)	—	—	—	2,408,610

(1) For a definition of EBITDA, see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.

(2) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflects the conversion of the subordinated units to common units on February 25, 2016. See Note 7 to our accompanying condensed consolidated financial statements for further discussion.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of EBITDA to net income:
Net income	$16,923	$13,151	$50,495	$47,492
Add:
Income tax expense	174	133	333	360
Depreciation and amortization	5,462	5,356	16,397	15,164
Interest expense, net	7,124	3,409	16,657	9,892
EBITDA (1)	$29,683	$22,049	$83,882	$72,908

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$30,493	$29,172	$77,904	$86,761
Changes in assets and liabilities	(8,460)	(9,979)	(11,141)	(22,513)
Maintenance and regulatory capital expenditures (2)	(698)	(718)	(5,011)	(2,351)
Reimbursement from Delek for capital expenditures (3)	419	726	4,254	1,528
Accretion of asset retirement obligations	(73)	(68)	(219)	(199)
Deferred income taxes	(39)	—	(158)	—
Gain (loss) on asset disposals	5	(28)	(2)	16
Distributable cash flow (1)	$21,647	$19,105	$65,627	$63,242

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

(3) For the three and nine month periods ended September 30, 2017 and 2016, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements).

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Capital spending (excluding business combinations)
Pipelines and Transportation	$2,918	$2,613	$6,715	$4,037
Wholesale Marketing and Terminalling	$868	$464	$1,981	$972

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

The table below presents a summary of our consolidated results of operations and our segment operating performance for the three months ended September 30, 2017 and 2016. The discussion immediately following presents the consolidated results of operations (in thousands).

	Three Months Ended
	September 30,
	2017	2016
Pipelines and Transportation
Net Sales:
Affiliate	$27,805	$25,238
Third-Party	3,177	3,388
Total Pipelines and Transportation	30,982	28,626
Operating costs and expenses:
Cost of goods sold	4,883	4,811
Operating expenses	8,573	7,678
Segment contribution margin	$17,526	$16,137

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$12,326	$11,122
Third-Party	87,318	67,722
Total Wholesale Marketing and Terminalling	99,644	78,844
Operating costs and expenses:
Cost of goods sold	84,237	68,716
Operating expenses	2,089	1,573
Segment contribution margin	$13,318	$8,555

Consolidated
Net Sales:
Affiliate	$40,131	$36,360
Third-Party	90,495	71,110
Net sales	130,626	107,470
Operating costs and expenses:
Cost of goods sold	89,120	73,527
Operating expenses	10,662	9,251
Contribution margin	30,844	24,692
General and administrative expenses	2,751	2,307
Depreciation and amortization	5,462	5,356
Gain on asset disposals	(5)	28
Operating income	$22,636	$17,001

Net Sales

We generated net sales of $130.6 million for the third quarter of 2017 compared to $107.5 million for the third quarter of 2016, an increase of $23.1 million, or 21.5%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.28 per gallon and $0.31 per gallon, respectively, during the third quarter of 2017 compared to the third quarter of 2016. The increase of gasoline and diesel volumes sold was 0.9 million gallons and 2.2 million gallons, respectively.

Cost of Goods Sold

Cost of goods sold was $89.1 million for the third quarter of 2017 compared to $73.5 million for the third quarter of 2016, an increase of $15.6 million, or 21.2%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.18 per gallon and $0.22 per gallon, respectively, during the third quarter of 2017 compared to the third quarter of 2016. The increase of gasoline and diesel volumes purchased was 0.9 million gallons and 2.2 million gallons, respectively.

Operating Expenses

Operating expenses were $10.7 million for the third quarter of 2017 compared to $9.3 million for the third quarter of 2016, an increase of $1.4 million, or 15.3%. The increase in operating expenses was primarily due to increases in maintenance and labor costs associated with certain of our tanks and pipelines as a result of planned maintenance activity and increased usage due to additional customers using our pipeline assets.

Contribution Margin

Contribution margin for the third quarter of 2017 was $30.8 million compared to $24.7 million for the third quarter of 2016, an increase of $6.1 million, or 24.9%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region, which has improved market conditions and increased demand. Additionally, contribution margin in our west Texas operations benefited from higher margins during a period of product supply disruptions associated with Hurricane Harvey. Also contributing to the increase in contribution margin was increased throughput driving both increased fees associated with our marketing agreement with Delek and increased sales to third parties on our Paline Pipeline.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the third quarter of 2017 compared to $2.3 million for the third quarter of 2016, an increase of $0.5 million, or 19.2%. The increase in general and administrative expenses was primarily due to increases in certain direct employee costs allocated to us in connection with an increase in employee headcount.

Depreciation and Amortization

Depreciation and amortization was $5.5 million for the third quarter of 2017 compared to $5.4 million for the third quarter of 2016, an increase of $0.1 million, or 2.0%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service throughout 2016 and the first three quarters of 2017.

Interest Expense

Interest expense was $7.1 million for the third quarter of 2017 compared to $3.4 million for the third quarter of 2016, an increase of $3.7 million, or 109.0%. This increase was primarily attributable to increases in interest costs associated with the issuance of the 2025 Notes and higher interest rates under our revolving credit facility.

Income Tax Expense

Income tax expense was $0.2 million for the third quarter of 2017 compared to $0.1 million for the third quarter of 2016. Our effective tax rate was 1.0% for the third quarter of 2017, compared to 1.0% for the third quarter of 2016. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

The table below presents a summary of our consolidated results of operations and our segment operating performance for the nine months September 30, 2017 and 2016. The discussion immediately following presents the consolidated results of operations.

	Nine Months Ended
	September 30,
	2017	2016
Pipelines and Transportation
Net Sales:
Affiliate	$81,972	$77,680
Third-Party	7,910	15,739
Total Pipelines and Transportation	89,882	93,419
Operating costs and expenses:
Cost of goods sold	13,691	14,401
Operating expenses	24,661	22,317
Segment contribution margin	$51,530	$56,701

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	$34,602	$34,134
Third-Party	262,384	195,826
Total Wholesale Marketing and Terminalling	296,986	229,960
Operating costs and expenses:
Cost of goods sold	253,058	198,980
Operating expenses	6,325	6,128
Segment contribution margin	$37,603	$24,852

Consolidated
Net Sales:
Affiliate	$116,574	$111,814
Third-Party	270,294	211,565
Net sales	386,868	323,379
Operating costs and expenses:
Cost of goods sold	266,749	213,381
Operating expenses	30,986	28,445
Contribution margin	89,133	81,553
General and administrative expenses	8,255	7,918
Depreciation and amortization	16,397	15,164
Gain on asset disposals	2	(16)
Operating income	$64,479	$58,487

Net Sales

We generated net sales of $386.9 million for the nine months ended September 30, 2017 compared to $323.4 million for the nine months ended September 30, 2016, an increase of $63.5 million, or 19.6%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.33 per gallon and $0.37 per gallon, respectively, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gallons of gasoline and diesel sold in west Texas increased 3.6 million gallons and 3.0 million gallons, respectively, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Partially offsetting the increase was a decline in fees on our Paline Pipeline System. During the nine months ended September 30, 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the nine months ended September 30, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

Cost of Goods Sold

Cost of goods sold was $266.7 million for the nine months ended September 30, 2017 compared to $213.4 million for the nine months ended September 30, 2016, an increase of $53.3 million, or 25.0%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.28 per gallon and $0.31 per gallon, respectively, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Gallons of gasoline and diesel purchased in west Texas increased 3.6 million gallons and 3.0 million gallons, respectively, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Operating Expenses

Operating expenses were $31.0 million for the nine months ended September 30, 2017 compared to $28.4 million for the nine months ended September 30, 2016, an increase of $2.6 million, or 8.9%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage and higher maintenance costs associated with certain of our tanks at our tank farms. Partially offsetting these increases were a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the nine months ended September 30, 2016 and decreases in maintenance costs at our Memphis Terminal.

Contribution Margin

Contribution margin for the nine months ended September 30, 2017 was $89.1 million compared to $81.6 million for the nine months ended September 30, 2016, an increase of $7.5 million, or 9.3%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Additionally, contribution margin in our west Texas operations benefited from higher margins during a period of product supply disruptions associated with Hurricane Harvey. Also contributing to the increase in contribution margin were increased fees associated with our marketing agreement with Delek as a result of increased throughput, volume increases at our Nashville and Tyler Terminals and a reduction in operating expenses at our Memphis and El Dorado Terminals. Partially offsetting these increases was a decline in fees on our Paline Pipeline System as described above.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the nine months ended September 30, 2017 compared to $7.9 million for the nine months ended September 30, 2016, an increase of $0.4 million, or 4.3%. The increase in general and administrative expense was primarily due to increases in certain direct employee costs allocated to us in connection with an increase in employee headcount.

Depreciation and Amortization

Depreciation and amortization was $16.4 million for the nine months ended September 30, 2017 compared to $15.2 million for the nine months ended September 30, 2016, an increase of $1.2 million, or 8.1%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service throughout 2016 and during the nine months ended September 30, 2017.

Interest Expense

Interest expense was $16.7 million for the nine months ended September 30, 2017 compared to $9.9 million for the nine months ended September 30, 2016, an increase of $6.8 million, or 68.4%. This increase was primarily attributable to increases in interest costs associated with the issuance of the 2025 Notes and higher interest rates under our revolving credit facility.

Income Tax Expense

Income tax expense was $0.3 million the nine months ended September 30, 2017 and $0.4 million for the nine months ended September 30, 2016 . Our effective tax rate was 0.7% for the nine months ended September 30, 2017, compared to 0.8% for the nine months ended September 30, 2016. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

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

Pipelines and Transportation Segment

Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek and third parties. These assets include the Lion Pipeline System, the SALA Gathering System, the Paline Pipeline System, the East Texas Crude Logistics System, the Tyler-Big Sandy Pipeline, the El Dorado Tank Assets, the Tyler Tank Assets, the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility, the El Dorado Rail Offloading Racks, the Tyler Crude Tank, refined product pipeline capacity leased from Enterprise TE Products Pipeline Company LLC that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline. In addition to these operating systems, we own 123 trucks and 205 trailers used to haul primarily crude oil and other products for related and third parties.

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	60,247	55,217	59,653	55,951
Refined products pipelines to Enterprise Systems	51,623	47,974	50,933	51,794
SALA Gathering System	15,997	17,237	16,160	18,172
East Texas Crude Logistics System	15,260	17,026	15,006	13,108

Comparison of the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Net Sales

Net sales for the pipelines and transportation segment were $31.0 million for the third quarter of 2017 compared to $28.6 million for the third quarter of 2016, an increase of $2.4 million, or 8.2%. The increase was primarily attributable to increased sales to third parties on our Paline Pipeline as a result of increased throughput.

Cost of Goods Sold

Cost of goods sold was $4.9 million for the third quarter of 2017 compared to $4.8 million for the third quarter of 2016, an increase of $0.1 million, or 1.5%. The increase in cost of goods sold was attributable to increased transportation costs related to our trucking assets.

Operating Expenses

Operating expenses were $8.6 million for the third quarter of 2017 compared to $7.7 million for the third quarter of 2016, an increase of $0.9 million, or 11.7%. The increase in operating expenses was primarily due to increases in maintenance and labor costs associated with certain of our tanks and pipelines as a result of planned maintenance activity and increased usage on our pipeline assets.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $17.5 million, or 56.8% of our consolidated segment contribution margin in the third quarter of 2017, compared to $16.1 million, or 65.4% of our consolidated segment contribution margin, in the third quarter of 2016, an increase of $1.4 million, or 8.6%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to the increase in net sales related to our Paline Pipeline System as described above.

Comparison of the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Net Sales

Net sales for the pipelines and transportation segment were $89.9 million for the nine months ended September 30, 2017 compared to $93.4 million for the nine months ended September 30, 2016, a decrease of $3.5 million, or 3.8%. The decrease was primarily attributable to declines in fees on our Paline Pipeline System. During the nine months ended September 30, 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the nine months ended September 30, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

Cost of Goods Sold

Cost of goods sold was $13.7 million for the nine months ended September 30, 2017 compared to $14.4 million for the nine months ended September 30, 2016, a decrease of $0.7 million, or 4.9%. The decrease in cost of goods sold was attributable to lower pipeline allowance losses on our Paline Pipeline System, reduced costs associated with our leased refined product pipeline capacity as a result of lower volumes on the pipeline and decreases in transportation costs related to our trucking assets,

Operating Expenses

Operating expenses were $24.7 million for the nine months ended September 30, 2017 compared to $22.3 million for the nine months ended September 30, 2016, an increase of $2.4 million, or 10.5%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage. Also contributing to the increase were higher maintenance costs associated with certain of our tanks at our tank farms.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $51.5 million, or 57.8% of our consolidated segment contribution margin, in the nine months ended September 30, 2017, compared to $56.7 million, or 69.5% of our consolidated segment contribution margin, in the nine months ended September 30, 2016, a decrease of $5.2 million, or 9.1%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales related to our Paline Pipeline System as described above.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties.

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	74,357	67,812	71,917	68,137
West Texas marketing throughputs (average bpd)	12,929	12,162	13,647	13,039
West Texas marketing margin per barrel	$4.00	$1.16	$3.62	$1.24
Terminalling throughputs (average bpd)	127,229	120,099	123,780	121,791

Comparison of the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Net Sales

Net sales for the wholesale marketing and terminalling segment were $99.6 million for the third quarter of 2017 compared to $78.8 million for the third quarter of 2016, an increase of $20.8 million, or 26.4%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $84.2 million in the third quarter of 2017, compared to $68.7 million in the third quarter of 2016, an increase of $15.5 million, or 22.6%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. See the following chart for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations.

Operating Expenses

Operating expenses were $2.1 million in the third quarter of 2017, compared to $1.6 million in the third quarter of 2016, an increase of $0.5 million, or 32.8%. The increase in operating expenses was primarily due to increases in employee costs allocated to us in connection with an increase in employee headcount and planned maintenance expenditures at our Memphis terminal. Also contributing to the increase were extraordinary maintenance costs incurred at our Nashville terminal due to flooding.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $13.3 million, or 43.2% of our consolidated contribution margin, in the third quarter of 2017, compared to $8.6 million, or 34.6% of our consolidated contribution margin, in the third quarter of 2016, an increase of $4.7 million, or 55.7%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Additionally, contribution margin in our west Texas operations benefited from higher margins during a period of product supply disruptions associated with Hurricane Harvey. Also contributing to the increase in contribution margin were increased fees associated with our marketing agreement with Delek as a result of increased throughput.

Comparison of the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Net Sales

Net sales for the wholesale marketing and terminalling segment were $297.0 million for the nine months ended September 30, 2017 compared to $230.0 million for the nine months ended September 30, 2016, an increase of $67.0 million, or 29.1%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $253.1 million for the nine months ended September 30, 2017, compared to $199.0 million for the nine months ended September 30, 2016, an increase of $54.1 million, or 27.2%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. See the chart below for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Operating Expenses

Operating expenses were $6.3 million in the nine months ended September 30, 2017, compared to $6.1 million in the nine months ended September 30, 2016, an increase of $0.2 million or 3.2%. The increase in operating expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to increases in employee costs allocated to us in connection with an increase in employee headcount. Partially offsetting the increase were a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the third quarter of 2016 and decreases in maintenance costs at our Memphis Terminal.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $37.6 million, or 42.2% of our consolidated contribution margin, for the nine months ended September 30, 2017, compared to $24.9 million, or 30.5% of our consolidated contribution margin, for the nine months ended September 30, 2016, an increase of $12.8 million, or 51.3%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Additionally, contribution margin in our west Texas operations benefited from higher margins during a period of product supply disruptions associated with Hurricane Harvey. Also contributing to the increase were increased fees associated with our marketing agreement with Delek as a result of increased throughput and increases in contribution margin at our terminals as a result of a reduction in maintenance costs at our Memphis and El Dorado terminals. Further contributing to the increase was a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the third quarter of 2016.
.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017	May 5, 2017
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017	August 4, 2017
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017 (1)	November 7, 2017

(1) Expected date of distribution.

Expiration of Subordination Period

In the first quarter of 2016, all of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. See Note 7 to the condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash Flow Data:
Cash flows provided by operating activities	$77,904	$86,761
Cash flows used in investing activities	(21,721)	(60,161)
Cash flows used in financing activities	(50,952)	(26,600)
Net increase in cash and cash equivalents	$5,231	$—

Cash Flows from Operating Activities

Net cash provided by operating activities was $77.9 million for the nine months ended September 30, 2017, compared to cash provided of $86.8 million for the nine months ended September 30, 2016. The decrease in cash flows provided by operations was due to increases in accounts receivable and income from equity method investments. Accounts receivable increased as a result of increases to net sales in our west Texas operations. Income from equity method investments was $3.0 million during the first nine months of 2017, compared to a loss of $0.7 million during the first nine months of 2016. Partially offsetting these increases were decreases in inventory and other current assets. Net income for the nine months ended September 30, 2017 was $50.5 million, compared to $47.5 million in the same period of 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $21.7 million for the first nine months of 2017, compared to $60.2 million used in the nine months ended September 30, 2016. The decrease in cash used in investing activities was primarily due to decreases in contributions made to our joint ventures. Partially offsetting these decreases were increases in our capital expenditures. We contributed approximately $3.5 million in cash to our joint ventures during the nine months ended September 30, 2017, compared to contributions of approximately $54.7 million during the nine months ended September 30, 2016 for the construction of two pipeline systems and ancillary assets. We purchased the Big Spring Pipeline during the nine months ended September 30, 2017 for $9.0 million. We did not have any acquisitions during the nine months ended September 30, 2016. Cash used in investing activities during the nine months ended September 30, 2017 includes the cash portion of our capital expenditures, which was $9.2 million. Total capital expenditures during the first nine months of 2017 were approximately $8.7 million, compared to capital expenditures of $3.8 million made during the nine months ended September 30, 2016. Capital expenditures made during the nine months ended September 30, 2017 related primarily to maintenance projects on certain of our tanks, discretionary projects on our terminalling assets and a discretionary project on a crude oil pipeline connection. Capital expenditures made during the nine months ended September 30, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets, maintenance projects on our Lion Pipeline System and hydro testing on our Paline Pipeline System.

Cash Flows from Financing Activities

Net cash used in financing activities was $51.0 million in the nine months ended September 30, 2017, compared to cash used of $26.6 million in the nine months ended September 30, 2016. The increase in cash used in financing activities was primarily due to increases in our quarterly cash distributions and net payments under the Second Amended and Restated Credit Agreement, as defined below. We paid quarterly cash distributions totaling $63.6 million during the nine months ended September 30, 2017, compared to quarterly cash distributions totaling $40.0 million during the nine months ended September 30, 2016. We made net payments of $233.8 million under our Second Amended and Restated Credit Agreement (defined below) during the nine months ended September 30, 2017, compared to net proceeds of $23.4 million in the nine months ended September 30, 2016. Offsetting the cash used in financing activities during the nine months ended September 30, 2017 were net proceeds under the 2025 Notes and reimbursement of capital expenditures by Delek. The Partnership received net proceeds, after deducting the initial purchasers' discounts, commissions and offering expenses, of $242.3 million from the issuance of the 2025 Notes. Reimbursements of capital expenditures from Delek amounted to $4.3 million during the nine months ended September 30, 2017, compared to $1.5 million in the nine months ended September 30, 2016.

Cash Position and Indebtedness

As of September 30, 2017, we had $5.3 million cash and cash equivalents and we had total indebtedness of $401.3 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were $532.7 million and we had letters of credit issued of $8.5 million. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement (as defined below) as of September 30, 2017.

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

On May 23, 2017, the Partnership and Finance Corp. issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility.

See Note 5 to our accompanying condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a complete discussion of our third-party indebtedness.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2017 were $8.7 million, of which approximately $6.7 million was spent in our pipelines and transportation segment and $2.0 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $17.0 million for 2017.

The following table summarizes our actual capital expenditures for the nine months ended September 30, 2017 and planned capital expenditures for the full year 2017 by major category (in thousands):

	Full Year 2017 Forecast	Nine Months Ended September 30, 2017
Regulatory	$3,343	$883
Maintenance (1)	6,840	4,449
Discretionary projects	6,806	3,364
Total capital spending	$16,989	$8,696

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

In the third quarter of 2017, we decreased our capital spending forecast for 2017 to $17.0 million, down from the prior forecast of $21.5 million. We decreased our forecast as a result of changes to the anticipated completion dates of discretionary projects associated primarily with the upgrade and expansion of certain of our pipeline and truck unloading assets. For the full year 2017, we plan to spend approximately $17.0 million, of which $12.7 million is budgeted to the pipelines and transportation segment and $4.3 million to the wholesale marketing and terminalling segment. We plan to spend approximately $6.8 million for discretionary projects in 2017, of which $4.2 million will be spent in the pipelines and transportation segment and $2.6 million in the wholesale marketing and terminalling segment. The majority of the $4.2 million budgeted to discretionary projects in the pipelines and transportation segment relates to business development projects on certain of our pipeline and trucking assets. We plan to spend approximately $6.8 million for maintenance projects in 2017, of which $6.0 million is expected to be spent in the pipelines and transportation segment and $0.8 million in the wholesale marketing and terminalling segment. The majority of the $6.0 million budgeted for maintenance projects in the pipelines and transportation segment relates to the improvement and replacement of certain of our tanks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At September 30, 2017 and December 31, 2016, we had open derivative contracts representing 96,000 barrels and 93,000 barrels of refined petroleum products, respectively. We recognized gains (losses) associated with commodity derivatives not designated as hedging instruments of $(1.5) million and $(0.4) million for the three and nine months ended September 30, 2017, respectively, and $(0.3) million and $(1.7) million for the three and nine months ended September 30, 2016, respectively. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Please see Note 13 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at September 30, 2017.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2017 would be to change interest expense by approximately $1.6 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. These requirements were eliminated in connection with the amendment and restatement of our revolving credit facility in July 2013, but the interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. In accordance with ASC 815, Derivatives and Hedging, we recorded no non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for the three and nine months ended September 30, 2016.

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

ITEM 5. OTHER INFORMATION

On November 7, 2017, Alan P. Moret was appointed as President of Delek Logistics GP, LLC, the general partner of Delek Logistics Partners, LP, (our "general partner") effective on that date. Previously, Mr. Moret, 63, served as Executive Vice President of our general partner beginning in July 2017, as Interim Chief Executive Officer of Alon USA from January 2017 to June 30, 2017 and as Senior Vice President of Supply at Alon USA since 2008.

In connection with the foregoing, our general partner, Mr. Moret and Delek entered into a Third Amendment, to be effective December 1, 2017 (the “Third Amendment”), to Mr. Moret’s Second Amended and Restated Employment Agreement with Delek and Alon USA, which was effective July 1, 2017 (the “Prior Agreement”). The Third Amendment provides for Mr. Moret’s employment, as President, for a term commencing on December 1, 2017 and ending on June 30, 2019, or such later end date as mutually agreed by the parties; that Mr. Moret shall be paid a base salary of no less than $400,000 per year, and that Mr. Moret is eligible to earn an annual bonus under the Delek Annual Incentive Plan of no less, on a percentage of annual salary basis, than any other similarly situated Delek officer. Additionally, Mr. Moret will be eligible to participate in Delek's long-term incentive plans that may be in effect from time to time for Delek and its subsidiaries, on terms commensurate with his position and duties, as determined by the Board on an annual basis.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	§
Second Amendment, dated as of July 1, 2017, entered into by and among Alon USA GP, LLC, Alan P. Moret and Delek US Holdings, Inc., to the Amended and Restated Employment Agreement with Alon USA Energy, Inc., effective May 7, 2015 (incorporated by reference to Exhibit 10.1 to the Partnership’s 8-K filed August 4, 2017).

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	Furnished herewith
§	Management contract or compensatory plan or arrangement

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
Kevin Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 9, 2017