Form 10-K
period 2017-12-31
Delek Logistics Partners, LP
filed 2018-03-01
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
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

The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2017 was approximately $296,957,710, based upon the closing price of its common units on the New York Stock Exchange on that date.

At February 26, 2018, there were 24,382,633 common limited partner units and 497,604 general partner units outstanding.

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

PART I

ITEM 1.  BUSINESS

General

Delek Logistics Partners, LP is a Delaware limited partnership formed in April 2012 by Old Delek (as defined below) and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). In November 2012, the Partnership completed its initial public offering (the "Offering").

In January 2017, Delek US Holdings, Inc. ("Old Delek") (and various related entities) entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), as subsequently amended on February 27 and April 21, 2017 (as so amended, the "Merger Agreement"). The related merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed Delek US Holdings, Inc. (“New Delek”), with Alon USA and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless the context otherwise requires, references in this report to "Delek" refer collectively to Old Delek with respect to periods prior to July 1, 2017, or New Delek, with respect to periods on or after July 1, 2017, and any of Old Delek's or New Delek's, as applicable, subsidiaries, other than the Partnership and its subsidiaries and its general partner.

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

Overview

The Partnership primarily owns and operates logistics and marketing assets for crude oil and intermediate and refined products. We generate revenue and contribution margin, which we define as net sales less cost of goods sold and operating expenses, by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; and for wholesale marketing. A substantial majority of our existing assets are both integral to and dependent on the success of Delek's refining operations and most of our assets are contracted exclusively to Delek in support of Delek's refineries in Tyler, Texas (the "Tyler Refinery") and El Dorado, Arkansas (the "El Dorado Refinery"). See "—Commercial Agreements—Commercial Agreements with Delek" and Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. In addition to the services we provide to Delek, we also provide, and generate substantial revenue and contribution margin from, crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with such third parties. See "—Commercial Agreements—Other Agreements with Third Parties."

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

Recent Developments
Big Spring Asset Dropdown. On February 26, 2018, a definitive agreement was entered into between the Partnership and Delek to acquire certain logistics assets primarily located adjacent to Delek's Big Spring, Texas refinery. In connection with the closing of the transaction, Delek, the Partnership and various of their subsidiaries expect to enter into a new wholesale and marketing agreement and amend certain existing contracts, such as new throughput and tankage agreement for the Big Spring Logistics Assets. See Note 21 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Formation of Green Plains Joint Venture. On February 20, 2018, the Partnership and Green Plains Partners LP ("Green Plains") announced the companies have formed DKGP Energy Terminals, LLC ("DKGP Energy"), a joint venture engaging in the light products terminalling business. The Partnership and Green Plains will each own a 50% membership interest in DKGP Energy. DKGP Energy signed a membership interest purchase agreement to acquire two light products terminals located in Caddo Mills, Texas and North Little Rock, Arkansas from an affiliate of American Midstream Partners, L.P. ("American Midstream"). Subject to customary closing conditions and regulatory approvals, this transaction is expected to close in the first half of 2018. DKGP Energy will consist of the assets purchased from the affiliate of American Midstream and assets contributed by the Partnership. Immediately prior to the closing of the acquisition by the joint venture of the two terminals from American Midstream, the Partnership will contribute to the joint venture its North Little Rock, Arkansas terminal and its Greenville tank farm located in Caddo Mills, Texas. The DKGP Energy board will oversee the newly formed joint venture and will appoint an affiliate of the Partnership as the operator with day-to-day operational responsibilities of the four terminals.

Acquisition of Non-controlling Interest in Alon Partnership. On November 8, 2017, Delek and Alon USA Partners, LP (the "Alon Partnership") entered into a definitive merger agreement under which Delek agreed to acquire all of the outstanding limited partner units of the Alon Partnership that Delek did not already own in an all-equity transaction (the "Alon Partnership Transaction"). The Alon Partnership Transaction was approved by the board of directors of Delek and by all voting members of the board of directors of the general partner of the Alon Partnership upon the recommendation from its conflicts committee. As a result of the Alon Partnership Transaction, we anticipate additional growth opportunities through subsequent dropdowns of logistics assets acquired by Delek through the transaction. The Alon Partnership Transaction closed on February 7, 2018.

Big Spring Pipeline Acquisition.  On September 15, 2017, the Partnership, through its wholly owned subsidiary, Delek Marketing & Supply, LP, acquired from Plains Pipeline, L.P. an approximately 40-mile pipeline and related ancillary assets (the "Big Spring Pipeline") (such transaction, the "Big Spring Acquisition") for approximately $9.0 million to complement our existing asset base. The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas.

Delek/Alon Merger. In January 2017, Old Delek, New Delek and various related entities entered into the Merger Agreement with Alon USA. The transactions contemplated by the Merger Agreement became effective on July 1, 2017, and, among other things, resulted in Alon USA and Old Delek surviving as wholly-owned subsidiaries of New Delek. The Delek/Alon Merger did not affect the Partnership's commercial agreements with Delek discussed in Note 4 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Inflation Adjustments.  On July 1, 2017, the tariffs on our Federal Energy Regulatory Commission ("FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek and third parties that are subject to adjustment using FERC indexing increased by approximately 0.2%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees increased based on the consumer price index or the producer price index, which increased approximately 1.8% and 1.6%, respectively. Any applicable decreases to such fees in the future will not result in a reduction to an amount below the fee initially set forth in such agreements.

6.750% Senior Notes Due 2025. On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 (the “2025 Notes”). The 2025 Notes are general unsecured senior obligations of the Issuers. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the net proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility. See Note 11 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion.

Caddo Pipeline. In March 2015, we entered into a joint venture to construct a crude oil pipeline system and related ancillary assets (the "Caddo Pipeline"), which is serving third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to construct the Caddo Pipeline. Operations on the Caddo Pipeline began in January 2017.

Assets and Operations

We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 15, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our principal assets, as of December 31, 2017, are described below under the segment that uses such assets.

The following provides an overview of our assets and operations:

Nashville
Knoxville
Brentwood
Memphis
Little Rock
SALA GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Springs
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
Midland
Tyler
Monroe
San Angelo
Waco
Krotz Spring
EAST TEXAS LOGISTICS SYSTEM
Mt. Pleasant
Greenville
Big Sandy
Longview
Kilgore
Henderson
New Orleans
Beaumont
DELEK LOGISTICS (DKL)
Product Terminal
Corporate Headquarters
Product Tank Farm
Crude Tank Farm
Product Pipeline
Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery
Product Terminal

Pipelines and Transportation Segment

Our pipelines and transportation segment consists of assets, including pipelines and trucks and ancillary assets, that provide crude oil gathering and crude oil, intermediate and finished products transportation and storage services primarily in support of the Tyler and El Dorado Refineries. Additionally, this segment provides crude oil and other products transportation services to certain unrelated third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, the results of our pipelines and transportation segment are not directly exposed to changes in commodity prices. Our pipeline assets include approximately 460 miles of operable crude oil transportation pipelines, approximately 406 miles of refined product pipelines and approximately 600 miles of crude oil gathering and trunk lines. Associated with and currently used in connection with the operation of these lines are crude oil, intermediate and refined products storage tanks with an aggregate of approximately 7.3 million barrels of active shell capacity. We also own 95 tractors and 231 trailers used to haul primarily crude oil, finished products and other hydrocarbon products for unrelated and related third parties.

The discussion and tables below describe the operating results for each of our operating systems within this segment for the years ended December 31, 2017, 2016 and 2015.

Lion Pipeline System. Our Lion Pipeline System is a system of common carrier pipelines that transport crude oil to, and refined products from, Delek's El Dorado Refinery. The Lion Pipeline System consists primarily of:

•	the Magnolia Pipeline system;

•	the El Dorado Pipeline system;

•	multiple short crude oil pipelines located at the El Dorado Refinery and our Sandhill Station;

•	the Magnolia Station located west of the El Dorado Refinery;

•	the Refined Products Pipeline system; and

•	certain related crude oil pipelines.

The Magnolia Pipeline is an approximately 77-mile crude oil pipeline, with a capacity of approximately 68,500 bpd, which runs from a connection with ETP/ExxonMobil’s LOLA System near Shreveport, Louisiana to our Magnolia Station, where the crude oil is then stored and transferred to our El Dorado Pipeline. In addition, third-party pipelines connect to the Magnolia Pipeline near Haynesville, Louisiana, which allows for the receipt of crude oil transported from Longview, Texas. The service provided on the Magnolia Pipeline is regulated by the FERC and is subject to FERC tariffs.

The El Dorado Pipeline is a 28-mile, 12-inch crude oil pipeline, with a capacity of approximately 22,000 bpd, which transports crude oil from our Magnolia Station to Delek's Sandhill Station adjacent to the El Dorado Refinery. The service provided on the El Dorado Pipeline is regulated by the FERC and is subject to FERC tariffs. Upon reaching Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192, a 150,000 barrel capacity storage tank ("Tank 192") or to Tank 120, an 80,000 barrel capacity storage tank ("Tank 120"), which receives heavier asphaltic crudes. At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the SALA Gathering System, is routed through Sandhill Station. Through our SALA subsidiary, we own Tank 192 and Tank 120 and lease the underlying ground from Lion Oil under a long-term ground lease.

The Magnolia Station is a location, owned by us, where the Magnolia and Lion Pipelines and SALA Gathering System have origination and destination points, as the case may be. In addition, the Magnolia Station has storage facilities with approximately 220,000 barrels of active shell capacity, which includes the addition of an 85,000 barrel crude oil storage tank in the fourth quarter of 2016.

We also own two refined product pipelines that transport gasoline and diesel from the El Dorado Refinery to the nearby Enterprise TE Products Pipeline El Dorado Station (the “Refined Products Pipelines”). Pursuant to a capacity lease with Enterprise dated October 24, 2013, we also lease capacity of approximately 11,000 bpd on the approximately 240-mile Enterprise Products Pipeline from Enterprise's El Dorado Station to our refined products terminal in Memphis, Tennessee. The Refined Products Pipelines along with the leased capacity are collectively referred to as the "Refined Products Pipeline System." The service provided on the Refined Products Pipelines is regulated by the FERC and is subject to a FERC tariff. The diesel line is approximately eight miles and is 12 inches in diameter, while the gasoline line is approximately eight miles and is 10 inches in diameter. These two lines commence at the El Dorado Refinery.

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

The table below details certain operating data for our Lion Pipeline System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2017	2016	2015
Lion Pipeline System:
Crude Oil Pipelines (Non-gathered) (1)	59,362	56,555	54,960
Refined Products Pipelines to Enterprise System	51,927	52,071	57,366

(1)	Excludes crude oil gathered on our SALA Gathering System and injected into our Lion Pipeline System.

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

The SALA Gathering System includes 53 crude oil storage tanks and breakout tanks with a total combined active shell capacity of approximately 0.8 million barrels (including Tank 120, Tank 192 and approximately 37,000 barrels of capacity we lease to an unrelated third party), 14 truck receipt locations, approximately 500 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the Magnolia Station, the El Dorado Pipeline System or directly to the El Dorado Refinery. We also have approximately 0.5 million barrels of combined shell capacity that is currently not in service. The table below sets forth historical throughput information for the SALA Gathering System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2017	2016	2015
SALA Gathering System:
Throughput (average bpd):	15,871	17,756	20,673

Paline Pipeline System. Our Paline Pipeline System is primarily a 195-mile, 10-inch crude oil pipeline, with a capacity of approximately 36,000 bpd, running from Longview, Texas to the Phillips 66-operated Beaumont terminal in Nederland, Texas. It includes a three-mile section that runs north from Kilgore, Texas. Our Paline Pipeline System is operated as a common carrier pipeline and the service is regulated by the FERC. See "—Commercial Agreements—Other Agreements with Third Parties—Paline Pipeline System Capacity Reservation" for additional information on the use of our Paline Pipeline System.

East Texas Crude Logistics System. Our East Texas Crude Logistics System includes two owned and operated crude oil pipeline systems and their related tank farms, which serve the Tyler Refinery: (i) the Nettleton pipeline, a bi-directional 36-mile pipeline, with a capacity of approximately 38,000 bpd, that is capable of transporting crude oil from our tank farms in and around Longview, Texas to (a) the Bullard Junction at the Tyler Refinery and (b) other of our tank farms in and around Longview, Texas, and (ii) the McMurrey Pipeline System, a 65-mile pipeline system, with a capacity of approximately 28,000 bpd, that transports crude oil from our tank farms in and around Longview, Texas and runs roughly parallel to the Nettleton Pipeline. While service on the East Texas Crude Logistics System may otherwise constitute transportation in interstate commerce and may be subject to the common carrier regulation and jurisdiction of the FERC, it is currently subject to a temporary waiver issued by the FERC on October 23, 2012, waiving the otherwise applicable tariff filing and reporting requirements for common carrier interstate service providers (the “East Texas Waiver Order”). The continuing effectiveness of the East Texas Waiver Order depends upon the continuation in effect of the following conditions: (1) our affiliates continuing to own 100% of the throughput; (2) there being no demonstrated third party interest in shipping on the system; (3) our not anticipating any such interest materializing; and (4) there remaining no demonstrated opposition to the continuing effectiveness of the East Texas Waiver Order.

Our East Texas Crude Logistics System also includes five owned or leased crude oil storage terminals, at which we store crude oil owned by Delek for the Tyler Refinery. The LaGloria Station consists of two tanks with an active shell capacity of approximately 450,000 barrels. The Nettleton Station consists of five tanks with an active shell capacity of approximately 222,000 barrels. It is located on property that we lease from a third party, as described in more detail in Item 2, Properties. In addition to the active shell capacity, the Nettleton Station includes approximately 55,000 barrels of shell capacity that is currently not in service. The Bradford Station consists of two tanks with an active shell capacity of approximately 65,000 barrels. The Arp Station consists of two tanks with an active shell capacity of approximately 110,000 barrels. The Big Sandy Station consists of seven tanks with an active shell capacity of approximately 248,000 barrels.

The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

	Average Daily Throughput (bpd)
	Year Ended
		December 31,
	2017	2016	2015
East Texas Crude Logistics System (average bpd)	15,780	12,735	18,828

We have a pipelines and tankage agreement with Delek to provide throughput on the East Texas Crude Logistics System. However, in April 2013, a reconfigured pipeline system that is owned and operated by third parties began transporting crude oil to the Tyler Refinery from west Texas. Delek has a 10-year agreement, with an initial term expiring in 2023, with such third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this reconfigured pipeline system. As a result of the third parties' ability to transport crude oil on the reconfigured pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines fell below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek during the second quarter of 2013 and has remained below the minimum aggregate throughput requirements since that time. We expect crude oil volumes transported on our East Texas Crude Logistics System to continue to be below the minimum throughput requirement of 35,000 bpd for the foreseeable future. However, Delek is required under its commercial agreement with us, to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement. The current term of this agreement expires in November 2022.

Tyler-Big Sandy Product Pipeline. The Tyler-Big Sandy Product Pipeline is a pipeline that runs between the Tyler Refinery and the Partnership's terminal at Big Sandy, Texas. The line consists of two segments: (i) the Hopewell Pipeline, an approximately 13-mile pipeline with a capacity of approximately 26,000 bpd, which originates at the Tyler Refinery and terminates at the Hopewell Station, and (ii) the Big Sandy Pipeline, a 19-mile pipeline with a capacity of approximately 26,000 bpd, which originates at the Hopewell Station and terminates at the Big Sandy Terminal. The Big Sandy Terminal has 13 tanks with an aggregate shell capacity of approximately 177,000 barrels. Service on the Tyler-Big Sandy Product Pipeline is not provided to third parties, and is classified as private intrastate carrier service.

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

Greenville-Mount Pleasant Pipeline and Greenville Storage Facility. The Greenville-Mount Pleasant Pipeline is a 76-mile pipeline, connecting the Greenville Storage Facility and the Mount Pleasant Terminal. The service provided on the Greenville-Mount Pleasant Pipeline is regulated by the Texas Railroad Commission, subject to a tariff on file with the Texas Railroad Commission. The Greenville Storage Facility has four tanks with an aggregate shell capacity of approximately 330,000 barrels and is connected to the Explorer Pipeline System.

North Little Rock Tanks. Our terminal in North Little Rock, Arkansas has five tanks with an aggregate shell capacity of approximately 180,000 barrels.

FTT Trucking Assets. We own 95 tractors and 231 trailers used primarily to haul crude oil and other products for third parties and Delek.

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

Talco Crude Pipeline. The Talco crude pipeline is an approximately 60-mile pipeline that transports crude oil from the Exxon Talco field to the ETP/ExxonMobil LOLA pipeline injection point in the East Texas Longview Station.

Big Spring Truck Unloading Station.  The Big Spring Truck Unloading Station is located at Delek's Big Spring, Texas Refinery (the "Big Spring Refinery"). The Big Spring Truck Unloading Station is designed to receive up to 10,000 bpd of crude oil.

Big Spring Pipeline. The Big Spring Pipeline is an approximately 40-mile pipeline, which includes related ancillary assets. The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas.

Wholesale Marketing and Terminalling Segment

Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand and supply of refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. As of December 31, 2017, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek. See “—Commercial Agreements—Other Agreements with Third Parties—West Texas." Also see Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2017, 2016 and 2015, we present the results for the period during which we owned the assets, as delineated in any notes accompanying the tables.

Wholesale Marketing

East Texas. Pursuant to a marketing agreement with Delek, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. The table below sets forth the historical sales volumes under this marketing agreement.

		Year Ended
		December 31,
	2017	2016	2015
Sales volumes (average bpd):	73,655	68,131	59,174

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas. Our terminals in Abilene and San Angelo, Texas were leased for nominal consideration to Noble Petro, Inc. ("Noble Petro") pursuant to a terminal and pipeline lease and operating agreement, which expired on December 31, 2017.

We own approximately 104 miles of product pipelines in west Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. These pipelines were leased to Noble Petro until December 31, 2017. At these terminals, Noble Petro also regularly sold petroleum products to us that we then marketed to third parties. As of January 1, 2018, these regular sales of product by Noble Petro to us concluded. We are currently purchasing products from Delek and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we have constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek ships product that is produced at the Big Spring Refinery. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the location of the Abilene and San Angelo terminals associated with our marketing activities and the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2017.

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Abilene, TX (1)	9	368,000	2	15,000
San Angelo, TX	5	93,000	2	15,000
Total	14	461,000	4	30,000

(1)	Excludes approximately 545,530 barrels of shell capacity that is out of service.

Substantially all of our product sales in west Texas are on a wholesale basis. While we purchase finished products from Delek and from other third parties, a large portion of the products we sold in west Texas were purchased from Noble Petro during the year ended December 31, 2017 pursuant to the terms of a supply contract with Noble Petro that expired in December 2017 (the "Abilene Contract"). Under the Abilene Contract, we had the right to purchase up to 20,350 bpd of petroleum products for sale at our Abilene and San Angelo, Texas terminals. As of January 2018, we began replacing the product supplied under the Abilene Contract with product purchased from Delek, which is produced by the Big Spring Refinery and from third parties that may continue to include Noble Petro. See “—Commercial Agreements—Other Agreements with Third Parties—West Texas."

The table below details the average aggregate daily number of barrels of refined products, and the margins associated with such products, that we sold in our west Texas wholesale operations for the periods indicated.

	Year Ended
		December 31,
	2017	2016	2015
Throughput (average bpd)	13,817	13,257	16,357
Gross margin (in thousands)	$20,320	$6,929	$7,984
Gross margin per barrel	$4.03	$1.43	$1.35

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

The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes, average truck loading volume and maximum daily available truck loading capacity for the year ended December 31, 2017.

				Maximum
				Daily
		Active		Available
		Aggregate	Number of	Truck
		Shell	Truck	Loading
	Number	Capacity	Loading	Capacity
Terminal Location	of Tanks	(bbls)	Lanes	(bpd)
Big Sandy, TX (1)			3	25,000
El Dorado, AR (1)			3	35,000
Memphis, TN	12	126,000	3	20,000
Mount Pleasant, TX	7	175,000	3	10,000
Nashville, TN (2)	10	128,000	2	15,000
North Little Rock, AR (1)			2	17,100
Tyler, TX (1)			11	91,000
Total	29	429,000	27	213,100

(1)
See "—Pipelines and Transportation Segment—Tyler-Big Sandy Product Pipeline," "—Pipelines and Transportation Segment—Tyler Tank Assets," "—Pipelines and Transportation Segment—North Little Rock Tanks" and "—Pipelines and Transportation Segment—El Dorado Tank Assets," above for a discussion of the storage tanks associated with these terminals.

(2)	Excludes approximately 10,000 barrels of shell capacity that is currently not in service.

The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended
	December 31,
	2017	2016	2015
Throughput (average bpd):
Big Sandy, TX	6,878	7,025	7,135
El Dorado, AR	14,149	17,040	10,363
Memphis, TN	7,112	7,982	7,616
Mount Pleasant, TX	5,202	2,746	1,056
Nashville, TN	7,292	6,939	9,440
North Little Rock, AR	8,848	10,174	9,853
Tyler, TX	75,007	70,444	61,051
Total (average bpd)	124,488	122,350	106,514

Commercial Agreements

Commercial Agreements with Delek

The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering; crude oil, intermediate and refined products transportation and storage services; and marketing, terminalling and offloading services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. The initial term of certain of these agreements expired in November 2017. Delek opted to renew these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek, the initial term has been extended through 2026. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.

The tariffs and throughput and storage fees under our agreements with Delek are subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index or various iterations of the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek.

Other Agreements with Delek

In addition to the commercial agreements described above, the Partnership has entered into an omnibus agreement with Delek, our general partner, Delek Logistics Operating LLC ("OpCo") and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 and further amended on August 3, 2015 (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek.

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

West Texas. In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and Delek for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in west Texas are on a wholesale basis. We purchase finished products from Delek and from third parties. During the year ended December 31, 2017, a large portion of the petroleum products we sold in west Texas were purchased from Noble Petro. Under the terms of the Abilene Contract with Noble Petro, which expired in December 2017, we purchased petroleum products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our Abilene and San Angelo, Texas terminals, which we leased to Noble Petro. Under this arrangement, we had limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. As of January 2018, we began replacing the product supplied under the Abilene Contract with product purchased from Delek, which is produced by the Big Spring Refinery and from third parties that may continue to include Noble Petro. Products purchased from Delek or other third parties are generally based on daily market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been expanded to correspond to the higher volume of product purchased from Delek and third parties.

Delek's Crude Oil and Refined Products Supply and Offtake Arrangement

Pursuant to an arrangement with Delek and Lion Oil, to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds either title to or a lien on substantially all crude oil, intermediate and refined products transported on our Lion Pipeline System, SALA Gathering System and on pipeline capacity we lease from Enterprise TE Products Pipeline Company LLC on a pipeline that runs from the El Dorado Refinery to our Memphis Terminal (the "Memphis Pipeline"). J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System, the SALA Gathering System and the Memphis Pipeline. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado storage tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals, and (iii) our throughput and tankage agreement relating to the terminal and tank assets at and adjacent to the El Dorado Refinery, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, the Memphis and North Little Rock terminals and the terminal and tank assets at and adjacent to the El Dorado Refinery, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek whereby J. Aron sells the product back to Delek, J. Aron is technically our primary customer under each of these agreements. J. Aron retains these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2020, and J. Aron pays us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron do not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil and refined products through our facilities, but J. Aron's throughput is credited toward Lion Oil's minimum throughput commitments. Accordingly, Lion Oil is responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

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

Major Customers

Delek, directly or indirectly, accounted for 28.9%, 32.8% and 24.2% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Sunoco LP accounted for 9.0%, 10.5% and 16.2% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. However, we believe that gross margin is a better measure of performance of our business on a customer specific basis than revenue, particularly in our wholesale marketing and terminalling segment, as total revenue varies with the price of the underlying product, such as a gallon of finished product. Delek, directly or indirectly, accounted for 85.8%, 90.5% and 90.0% of our gross margin for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Wholesale Marketing and Terminalling

The wholesale marketing and terminalling business is generally very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined product, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users usually limit the geographic size of the market that can be served economically by any terminal. Two key markets in west Texas that we serve from our owned facilities are Abilene and San Angelo, Texas. However, there are no competitive fuel loading terminals in close proximity to our Abilene terminal or within approximately 90 miles of our San Angelo terminal. Our Nashville terminal competes with a significant number of other terminals located in the greater Nashville area. With respect to terminalling services we provide to Delek at our Memphis and North Little Rock terminals, as a result of our exclusive terminalling agreements, we do not believe we will face significant competition from third parties for these services.

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

Governmental Regulation and Environmental Matters

Rate Regulation of Petroleum Pipelines

The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements.

The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In addition, on October 20, 2016, the FERC issued an Advance Notice of Proposed Rulemaking on Revisions to Indexing Policies and Page 700 of FERC Form No. 6, which could, if final rules are implemented as proposed, increase reporting burdens on interstate liquids transportation providers and, in some cases, prohibit pipelines, including ours, from increasing rates even if warranted by the annual index. See Item 1A, "Risk Factors—Risks Relating to Our Business."

While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states. Without limitation, certain of our pipeline assets in Texas are operated under Texas Railroad Commission regulation and subject to filed tariffs with that agency. See "—Pipelines and Transportation Segment—Greenville-Mount Pleasant Pipeline and Greenville Storage Facility" for additional information on these tariffs. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve shipper complaints informally.

Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide, for which we do not have a tariff on file at the FERC, is within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's ratemaking methodologies may subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by the FERC, as discussed above in "—Pipelines and Transportation Segment—East Texas Crude Logistics System." If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to FERC tariff filing requirements and other regulatory requirements for the provision of transportation service.

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

The United States Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (or the "Pipeline Safety Act") was enacted on January 3, 2012, pursuant to which the maximum civil penalties for certain violations were increased from $100,000 to $200,000 per violation per day and from a total cap of $1 million to $2 million. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We intend to work closely with our industry associations to participate with and monitor DOT-PHMSA's efforts.

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

We believe that our current operations are in substantial compliance with existing environmental, health and safety requirements. However, these laws and regulations are subject to changes by governmental or judicial authorities. The legislative and regulatory trend in recent years has been to place increasingly stringent restrictions and limitations on activities that may affect the environment; however, the current administration has changed this trend at the federal level. Continued and future compliance with such laws and regulations may require us to incur significant expenditures. Violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage, or natural resources damages. See "—Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures.

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

Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") and their potential role in climate change. Developments in GHG initiatives that result in GHG-related requirements that disproportionately affect the cost of energy from oil in comparison to competing energy sources could affect demand for our services. Due to the uncertainties surrounding the risks and regulatory framework associated with greenhouse gas emissions, the financial impact of related developments cannot be estimated at this time.

Renewable Fuel Standard

The Energy Independence and Security Act of 2007 ("EISA") was enacted into federal law in December 2007 creating the Renewable Fuel Standard - 2 ("RFS-2") rule, requiring the amounts of renewable fuel sold or introduced in the United States to increase each year, reaching 36 billion gallons by 2022. The Environmental Protection Agency (the "EPA") has the ability to alter annual blending volume requirements based on inadequate domestic supply and has chosen to do so most years for lack of cellulosic biofuels. For this reason, the EPA has finalized volume requirements for 2018 below the statutory level. Although Delek’s refineries are obligated parties under this rule, our entities are not obligated parties and have no requirement to blend specific volumes of renewable fuels. However, the requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.

Hazardous Substances and Waste

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into water or soils, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as Superfund, and comparable state laws, impose liability without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up certain sites. However, we have not been identified as a potentially responsible party at any Superfund sites.

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

The Clean Water Act also imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Our facilities contract with third parties for wastewater disposal, discharge to local Publicly Owned Treatment Works, or discharge under the terms of a National Pollutant Discharge Elimination System permit for wastewater and stormwater. In the event regulatory requirements change, or interpretations of current requirements change, and our facilities are required to undertake different wastewater management arrangements, we could incur substantial additional costs. The Clean Water Act imposes substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

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

Working Capital

We primarily fund our business operations from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. For additional information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

Delek, directly or indirectly, accounted for 85.8%, 90.5% and 90.0% of our gross margin for the years ended December 31, 2017, 2016 and 2015, respectively, and is the only customer for a substantial majority of our assets. In addition, Delek is, effectively, through its supply and offtake agreement with its assignee, the principal customer for our Lion Pipeline System, our SALA Gathering System and our El Dorado, Memphis and North Little Rock terminals. Please see Item 1. "Business—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement." As we expect to continue to derive the substantial majority of our margins from Delek, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek’s assignees. If Delek were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek’s management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek's obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek. If Delek fails to renew these contracts as they come up for renewal, or if Delek fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated for any reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek’s or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek and its assignees, including, but not limited to, the following:

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

Furthermore, conflicts of interest may arise between Delek and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. We have no control over Delek or our general partner, and Delek may elect to pursue a business strategy or make other decisions that do not favor us or our business. Please see “—Risks Relating to Our Partnership Structure—Our general partner and its affiliates, including Delek and the Individual GP Owners, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.”

Delek may be unable to integrate successfully the businesses of Old Delek and Alon USA and realize the anticipated benefits of the Delek/Alon Merger.

The Delek/Alon Merger involves the combination of two companies which, prior to July 1, 2017, operated as independent public companies. Delek must devote significant management attention and resources to integrate the business practices and operations of Old Delek and Alon USA. Delek may fail to realize some or all of the anticipated benefits of the Delek/Alon Merger if the integration process takes longer than expected or is more costly than expected, which may adversely affect us. Potential difficulties Delek may encounter in the integration process include the following:

•
an inability of Delek to grow as expected and realize the synergies and the other expected benefits of its merger with Alon USA, which became effective as of July 1, 2017, and Delek's acquisition of the remaining interest in Alon USA Partners, LP that Delek did not already own, which became effective as of February 7, 2018;

•	as it relates to our potential future growth opportunities, including dropdowns, and other potential benefits, the ability to successfully integrate the businesses of Delek and Alon USA;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with Delek;

•	complexities associated with managing the combined businesses;

•	integrating personnel from the two companies;

•	challenges in the creation of uniform standards, controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the Delek/Alon Merger; and

•	performance shortfalls as a result of the diversion of management's attention caused by integrating the companies' operations.

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

We are insured under Delek's insurance policies, subject to the terms, retentions and limits under those policies. To the extent Delek experiences losses under the insurance policies, the limits of our coverage may be decreased. In addition, we are not insured against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because Delek’s time element insurance has up to a 60 day waiting period, a significant part, or all, of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

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

Under the Omnibus Agreement, Delek has also agreed to reimburse us for certain losses related to certain asset failures, which provisions expire at various times depending on the asset involved. See Item 1, "Business—Commercial Agreements—Other Agreements with Delek." However, upon such expiration, or if Delek were to default under the Omnibus Agreement or otherwise fail to satisfy its obligations to us and insurance coverage was not otherwise available or was otherwise available only at substantial retention levels or cost, we could suffer significant losses that could have a material adverse effect on our business, financial condition and results of operations.

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

Transportation and storage of crude oil and products involves inherent risks of spills and releases and emissions into the air from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. We have experienced multiple releases and spills from our facilities and are subject to ongoing remediation and/or monitoring projects and enforcement actions. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of crude oil and products over water, or proximate to navigable bodies of water, involves inherent risks (including risks of spills) and could subject us to the provisions of the OPA, the Clean Water Act and similar state environmental laws should a spill occur from our facilities. See Item 1. "Business—Governmental Regulation and Environmental Matters—Water." Among other things, the OPA requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove, to the maximum extent practicable, a “worst case discharge.” While our plans are designed to mitigate environmental impacts, such plans may not protect us from all liability associated with the discharge of crude oil or products into navigable waters.

With respect to the releases that have occurred, or for an event that occurs or is discovered in the future, whether in connection with any of our assets or any other facility to which we send or have sent waste or by-products for treatment or disposal, or a facility or assets that we may acquire from time to time as part of our ongoing growth strategy, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury, property damage and natural resource damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, even if we are insured against such risks, we may be responsible for costs or penalties to the extent our insurers do not fulfill their obligations to us or our insurance policies do not cover such items. Our failure to comply with these, or any other environmental, pipeline integrity or safety-related laws or regulations, could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. At present, the United States Department of Justice is pursuing an enforcement action on behalf of the Environmental Protection Agency with regard to potential Clean Water Act violations arising from the 2013 release at our Magnolia Station. See Item 3. Legal Proceedings. In addition, we could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with such laws or regulations in order to bring our assets into compliance. Any such expenses, penalties or liabilities could have a material adverse effect on our business, financial condition or results of operations. While we are entitled to reimbursement or indemnification from Delek for certain environmental liabilities under the Omnibus Agreement, such reimbursement or indemnification may not fully cover any damages we may incur, or Delek may default on or otherwise fail to satisfy its obligations to us, which could have a material adverse effect on our business, financial condition or results of operations.

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

PHMSA also carries out the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the "2011 Pipeline Safety Act"), which increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, imposed new emergency response and incident notification requirements and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Protecting our Infrastructure of Pipelines and Enhancing Safety Act (the "PIPES Act") was finalized in 2016, reauthorizing PHMSA’s pipeline safety programs through 2019 and directing PHMSA to complete unfinished mandates of the 2011 Pipeline Safety Act. The PIPES Act also directs PHMSA to provide a report to Congress within eighteen months studying the risks and providing safety recommendations for existing hazardous liquid pipelines as well as giving the agency increased emergency order authority to shut down and restrict pipeline use for unsafe conditions or practices.

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

Our wholesale fuel sales in our west Texas business are made to third party customers. The margins we earn on these sales, and the quantity of barrels we sell, are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, the price of ethanol and the value of renewable identification numbers ("RINs") we receive from blending renewable fuels. Specifically, among other circumstances, the margins we earn through these activities may be adversely impacted in the event of excess supply of refined products or decreased customer demand. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that we achieve. These, and other dynamics, may also result in our customers reducing their purchases of product from us in favor of purchasing more product from other refiners or suppliers. Further, decreases in the value of RINs could impact our margins in our wholesale business. In addition, our margins are affected by the price we pay for ethanol, which is blended into certain refined products. We occasionally lock in ethanol prices by committing to purchase ethanol in the future at a certain price. If the spot price for ethanol at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. With the expiration of the Abilene Contract, a greater portion of the product that we purchase and sell may be subject to price volatility between the time of purchase and the time of sale. Price risk management programs established to hedge price volatility may not perform as intended, which may negatively impact gross margins. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer barrels of product to wholesale customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.

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

A material decrease in the refining margins at the Tyler Refinery or the El Dorado Refinery could materially reduce the volumes of crude oil or refined products that we handle, which could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

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

If the demand for refined products, particularly in Delek’s primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to the Tyler Refinery or the El Dorado Refinery without an increase in the value of the refined products produced by those refineries, either temporary or permanent, which caused Delek to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil and refined products we handle for Delek. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

A material decrease in the supply of attractively priced crude oil could materially reduce the volumes of crude oil and refined products that we transport and store, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The volumes of crude oil and refined products that we may transport on our pipelines will depend on the volumes of crude oil processed and refined products produced at Delek’s refineries that we serve, as well as third parties' desire to transport crude on our systems, including our Paline Pipeline. The volumes of crude oil processed and refined products produced depend, in part, on the availability of attractively priced crude oil. For example, if a shipper on one of our pipeline systems is unable to locate or purchase attractively priced crude, which could happen due to a large number of market factors, and their shipments on our system are made in large part because of the pipeline's proximity to such attractively priced crude, then our pipeline may not be utilized. If the capacity of such pipeline is not under contract, or the pipeline is not utilized at all or to its capacity, then our results may be adversely affected. Our Paline Pipeline is such a pipeline. If we are unable to secure capacity agreements on our Paline Pipeline, our Paline Pipeline may go unused or underused for a period of time, which could affect our operating results if third parties are no longer interested in transporting crude oil along that route for economic reasons associated with the price of crude or other reasons.

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

•	the volatility and uncertainty of regional pricing differentials for crude oil and refined products;

•	the action by the members of the Organization of the Petroleum Exporting Countries, or OPEC, individually or in the aggregate, regarding production levels and prices;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and refined products in markets served by Delek’s refineries.

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

To partially mitigate the risk of various financial exposures inherent in our business, including commodity price risk and interest rate risk, we selectively use derivative financial instruments, such as fuel-related derivative transactions, and may use interest rate swaps and interest rate cap agreements. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value in accordance with their terms and upon termination. The maintenance of required margin accounts, and the settlement of derivative contracts, could cause us to suffer losses or limit gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales prices of wholesale gasoline and diesel relative to the derivative instrument. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.

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

In our west Texas wholesale marketing business, we sell refined products that we purchase from Delek and unaffiliated third parties. The contract under which we purchased the majority of the products we sold in west Texas expired in December 2017. We are now purchasing the majority of product we sell in west Texas from Delek. The remainder of the barrels we sell in west Texas are spot purchased from various suppliers or refiners. We could experience an interruption or reduction in the supply or delivery of refined products if our suppliers, the refineries who supply us or our suppliers, or the pipelines that deliver that product partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events, such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. An interruption or reduction in the volume of refined products supplied to our wholesale business could adversely affect our sales and profitability.

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

Restrictions in our revolving credit facility and in the indenture governing the 2025 Notes could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.

Our revolving credit facility and the indenture governing the 2025 Notes contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could limit our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

For example, our revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;

•	incur certain liens on assets;

•	dispose of assets;

•	make certain cash distributions or redeem or repurchase units;

•	change the nature of our business;

•	engage in certain mergers or acquisitions or make certain investments (including joint ventures); and

•	enter into certain transactions with affiliates.

Our revolving credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. In addition, our revolving credit facility contains events of default customary for agreements of this nature, including the occurrence of a change of control (which will occur if, among other things, (i) Delek ceases to own and control legally and beneficially at least 51% of the equity interests of our general partner, (ii) Delek Logistics GP, LLC ceases to be our sole general partner, or (iii) we fail to own and control legally and beneficially 100% of the equity interests of any other borrower under our revolving credit facility, unless otherwise permitted thereunder).

Similarly, the indenture governing the 2025 Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) restrict distributions, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose or assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates.

The provisions of our revolving credit facility and of the indenture governing the 2025 Notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the 2025 Notes could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest and certain other indebtedness and other outstanding amounts, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under the revolving credit facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The revolving credit facility and the indenture governing the 2025 Notes also have cross-default provisions that will apply to certain other indebtedness we may have.

Our debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.

As of December 31, 2017, we had approximately $422.6 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the indenture governing the 2025 Notes. Our level of debt could have important consequences to us, including the following:

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

Certain of our pipelines provide services that may be subject to regulation by the FERC, under the ICA, the Energy Policy Act of 1992 and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. The FERC's primary rate-making authority is currently price-indexing; if the methodology changes, the new methodology may result in tariffs that generate lower revenues and cash flows. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for finished goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum available rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. We note that the FERC index has been set at a level for the period from 2016-2021 that is lower than that which was in effect from 2010-2015; this is likely to result in lower annual rate increases for the coming 2018-2021 period for our transportation and other rates that are subject to the FERC index for annual adjustments, compared to the previous five-year period, and indeed the index level for the 2016 index rate adjustment required a decrease in certain of our interstate transportation rates to comply with the reduced ceiling level. Furthermore, on October 20, 2016, the FERC issued an Advance Notice of Proposed Rulemaking regarding Revisions to Indexing Policies and Page 700 of FERC Form No. 6, (the “ANOPR”). If final rules are implemented as proposed in that ANOPR, our reporting burdens for providing to FERC annual throughput, revenue and cost of service information would likely increase. In addition, if implemented as proposed, FERC regulations based on the ANOPR would create new tests for whether our pipelines providing service subject to FERC tariffs could increase rates in accordance with the FERC index in a given year and could restrict our ability to increase our rates as a result.

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

The FERC can order new rates to take effect prospectively and order reparations for past rates that exceed the just and reasonable level for time periods up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues. In addition, on December 15, 2016, the FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs, (the “NOI”). The NOI sought comments on how FERC should address any double recovery for partnership-owned pipelines resulting from FERC’s current income tax allowance and rate of return policies. If the NOI results in final regulations or policy changes that alter the FERC’s current approach to liquids pipeline ratemaking and the relevant components of our interstate pipeline transportation rates, those changes could require us to change our rate design and potentially lower our rates if they are challenged on a cost of service basis. The FERC also regulates the terms and conditions of service, including access rights, for interstate transportation on common carrier pipelines subject to its jurisdiction.

While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not, at some point, assert that some or all of the transportation service we provide is within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by the FERC. If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to FERC tariff filing requirements and other regulatory requirements for the provision of transportation service. If we file tariffs, we may be required to provide a cost justification for the transportation charge. We would also be required to provide service to all prospective shippers making reasonable requests for service without undue discrimination and to operate in a manner that does not provide any undue preference to shippers. The rates under such tariffs may be insufficient to allow us to recover fully our cost of providing service on the affected pipelines, which could adversely affect our business, financial condition and results of operations. In addition, regulation by the FERC may subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.

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

Delek’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek’s level of indebtedness and creditworthiness.

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

Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we may be indirectly affected by certain prohibitions and limitations contained therein. Due to its ownership and control of our general partner, Delek has the ability to prevent us from taking actions that would cause Delek to violate any covenants in its credit arrangements, or otherwise to be in default under any of its credit arrangements. In deciding whether to prevent us from taking any such action, Delek will have no fiduciary duty to us or our unitholders. Delek’s compliance with the covenants in its credit arrangements may restrict our ability to undertake certain actions that might otherwise be considered beneficial, including borrowing under our revolving credit facility.

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

Our current and future credit ratings may be adversely affected by the leverage or any future credit rating of Delek, as credit rating agencies may consider the leverage and credit profile of Delek and its affiliates, because of their ownership interest in and control of us and because Delek accounts for a substantial majority of our contribution margin. Any adverse effect on our current and future credit ratings could increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.

Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Floating interest rates on our revolving credit facility, to the extent not hedged, and interest rates on future credit facilities and debt offerings, could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Fixed rate debt, such as the 2025 Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to rates higher than the current market.

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

In December 2009, the EPA published its findings that emissions of greenhouse gases, or GHGs, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. In addition, the EPA expanded its existing GHG emissions reporting rule to include onshore oil and natural gas processing, transmission, storage, and distribution activities, beginning in 2012 for emissions occurring in 2011. Congress has also from time to time considered legislation to reduce emissions of GHGs. Efforts have been made, and continue to be made, in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the United States became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which became effective by its terms on November 4, 2016, will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years, beginning in 2020. On August 4, 2017, the United States formally communicated to the United Nations its intent to withdraw from participating in the Paris Agreement, which entails a four year process. In response to the announced withdrawal plan, a number of state and local governments in the United States have expressed intentions to take GHG-related actions. Although it is not possible to predict the requirements of any GHG legislation or regulations that may be enacted or promulgated, any laws or regulations that may be adopted to restrict or reduce GHG emissions may require us to incur increased operating costs. If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. Further, any increase in the prices of refined products resulting from such increased costs could have a material adverse effect on our business, financial condition or results of operations. Moreover, GHG regulation could also impact the consumption of refined products, thereby affecting the demand for our services. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets.

In 2010, the EPA and the National Highway Transportation Safety Administration ("NHTSA") finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. During 2016, the EPA conducted a mid-term evaluation of progress in meeting vehicle GHG standards and in January 2017 the EPA issued a determination to maintain the current GHG emissions standards for model year (MY) 2022-2025 vehicles. In March 2017, EPA announced its decision to reopen the mid-term evaluation process and reconsider the January 2017 determination. As a result, GHG emissions standards for MY 2022-2025 vehicles remain uncertain. In August 2016, the EPA and the NHTSA jointly finalized standards for medium- and heavy-duty vehicles regulating fuel efficiency and carbon pollution. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek’s refineries, which could adversely impact our business, results of operations and cash flows.

Our operations are subject to federal and state laws and regulations relating to product quality specifications, and we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications.

Various federal and state agencies prescribe specific product quality specifications for refined products, including vapor pressure, sulfur content, benzene content, ethanol content and biodiesel content. Changes in product quality specifications or blending requirements could reduce our throughput volume, require us to incur additional handling costs or require capital expenditures. For example, mandated increases in use of renewable fuels could require the construction of additional storage and blending equipment. If we are unable to recover these costs through increased revenues, our cash flows and ability to pay cash distributions to our unitholders could be adversely affected. Violations of product quality laws attributable to our operations could subject us to significant fines and penalties as well as negative publicity. In addition, changes in the product quality of the products we receive on our pipeline system could reduce or eliminate our ability to blend products.

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

A direct attack on our assets (including cyber attacks), Delek’s assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack or continued political instability in the Middle East could have an adverse impact on energy prices, including prices for the crude oil and other feedstocks we transport and refined petroleum products, and an adverse impact on the margins from our operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.

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

The U.S. Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is comprehensive financial reform legislation that, among other things, establishes new federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. The Dodd-Frank Act was enacted in 2010, and the Commodity Futures Trading Commission (“CFTC”), and the SEC, along with certain other regulators, have promulgated final rules to implement many of the Dodd-Frank Act’s provisions relating to over-the-counter derivatives. Most of these rules have been finalized, while others have not; as a result, the final form and timing of the implementation of certain parts of the regulatory regime affecting commodity derivatives remains uncertain. Among other consequences of the new regulations, entities that enter into derivatives (including futures and exchange-traded and over-the-counter swaps) are expected to be subject to aggregate position limits for certain futures, options and swaps (under regulations re-proposed in December 2016 that have not been finalized and the ultimate form, timing and implementation of which remains uncertain), and are currently subject to recordkeeping and reporting requirements. There can be no assurance that, when fully implemented, this regulatory regime will not have a material adverse effect on our ability to hedge our exposure to commodity prices, interest rates and other risks to the extent that we use derivatives to do so.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We are heavily dependent on technology infrastructure and rely upon certain critical information systems for the effective operation of our business. These information systems include data network and telecommunications, internet access and our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our pipelines and terminals. These information systems are subject to damage or interruption from a number of potential sources, including natural disasters, software viruses or other malware, power failures, cyber-attacks and other events to the extent that these information systems are under our or Delek’s control. Delek has implemented measures, such as virus protection software, intrusion detection systems, advanced monitoring and emergency recovery processes to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe. Any compromise of our data security, or our inability to use or access these information systems at critical points in time, could unfavorably impact the timely and efficient operation of our business and subject us to additional costs and liabilities, which could adversely affect our results of operations. Furthermore, the continuing and evolving threat of cyber-attacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

Risks Relating to Our Partnership Structure

Our general partner and its affiliates, including Delek and the Individual GP Owners, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.

Delek controls our general partner and appoints all of the officers and directors of our general partner. In addition, three members of the board of directors of our general partner, all of whom also serve as executive officers of Delek, own a small percentage of our general partner (the "Individual GP Owners"). See Item 10. Directors, Executive Officers and Corporate Governance. All of the officers and three of the directors of our general partner (who are also the Individual GP Owners) are also officers and/or directors of Delek. Although our general partner has a contractual obligation to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Delek. Conflicts of interest will arise from time to time between Delek, the Individual GP Owners, and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Delek and the Individual GP Owners over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

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

We expect that we will distribute all of our available cash quarterly to our unitholders and, to the extent not otherwise reserved for, will rely primarily upon cash flows from operations, borrowings under the Second Amended and Restated Credit Agreement (as defined below) and potential future issuances of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow.

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

Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 26, 2018, Delek owned 62.7% of our outstanding common limited partner units.

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

Our Partnership Agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common limited partner units that we may issue at any time without the approval of our unitholders. The issuance by us of additional common limited partner units or other equity securities of equal or senior rank will have the following effects:

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

Delek holds 15,294,046 common limited partner units. In addition, we have agreed to provide Delek with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek. At February 26, 2018, Delek owned 15,294,046 common limited partner units, or 62.7% of our total outstanding common limited partner units.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21.0%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to such unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be material reductions in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common limited partner units.

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

Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us. A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.

A unitholder’s allocable share of our taxable income will be taxable to it, which may require it to pay federal income taxes and, in some cases, state and local income taxes, even if it receives cash distributions from us that are less than the actual tax liability that results from that income or no cash distributions at all.

A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder's ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity's "adjusted taxable income", which is generally taxable income with certain modifications. If the limit applies, a unitholder's taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

From time to time, in connection with an offering of our units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.

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

Investment in our common limited partner units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income ("UBTI")and will be taxable to them. Under the recently enacted tax reform act known as the Tax Cuts and Jobs Act, an exempt organization will be required to independently compute its UBTI from each separate unrelated trade or business which may prevent an exempt organization from utilizing losses we allocate to the organization against the organization’s UBTI from other sources and vice versa. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common limited partner units.

Under the Tax Cuts and Jobs Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interests in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in the Partnership, there can be no assurance that such requirement will not apply in the future.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Our counsel has not rendered an opinion with respect to whether our monthly convention for allocating taxable income and losses is permitted by existing Treasury Regulations.

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

In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal assets, as of December 31, 2017, have been described in Item 1. "Business—Pipelines and Transportation Segment" and Item 1. "Business—Wholesale Marketing and Terminalling Segment." We believe that our assets are adequate for our operations and adequately maintained.

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

Facilities

Our Nettleton Station and our Bradford Station are located on properties that are owned by third parties in which we have leasehold interests. Our North Little Rock Terminal, our El Dorado Terminal and tank farm, our Tyler Terminal and tank farm, the El Dorado Rail Offloading Racks and the Tyler Crude Tank are located on property leased by third parties and Delek.

Liens and Encumbrances

Substantially all of the assets described above are pledged under and encumbered by our credit agreement. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Corporate Headquarters

Delek leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet and expires in April 2022. We pay Delek a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read Item 1. "Business—Commercial Agreements—Other Agreements with Delek."

ITEM 3. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters.

Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

We are reporting the following proceeding to comply with SEC regulations which require disclosure of proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment, if we reasonably believe that such proceedings may result in monetary sanctions of $100,000 or more.

In June 2015, the United States Department of Justice notified us that they were pursuing an enforcement action on behalf of the EPA with regard to potential Clean Water Act violations arising from a release in March 2013 at our Magnolia Station located west of the El Dorado Refinery. We are currently attempting to negotiate a resolution to this matter with the EPA and the Arkansas Department of Environmental Quality, which may include monetary penalties and/or other relief.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unit Price and Cash Distributions

Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were four holders of record of our common units held by the public as of February 26, 2018. In addition, as of February 26, 2018, Delek and its affiliates owned 15,294,046 of our common units and 497,604 of our general partner units (a 2.0% general partner interest), which together constitute a 63.5% ownership interest in us.

The following table sets forth the range of the daily high and low sales prices per common unit for each quarterly period and the cash distributions to common unitholders with respect to each quarterly period during the years ended December 31, 2017 and December 31, 2016.

Quarter Ended	High Sales Price	Low Sales Price	Quarterly Cash Distribution per Limited Partner Unit (1)	Distribution Date	Record Date
December 31, 2017	$32.80	$26.80	$0.725	February 12, 2018	February 2, 2018
September 30, 2017	$35.54	$28.25	$0.715	November 14, 2017	November 7, 2017
June 30, 2017	$33.85	$28.35	$0.705	August 11, 2017	August 4, 2017
March 31, 2017	$36.05	$28.50	$0.690	May 12, 2017	May 5, 2017
December 31, 2016	$30.60	$21.30	$0.680	February 14, 2017	February 3, 2017
September 30, 2016	$29.59	$25.20	$0.655	November 14, 2016	November 7, 2016
June 30, 2016	$33.92	$24.16	$0.630	August 12, 2016	August 5, 2016
March 31, 2016	$35.25	$21.84	$0.610	May 13, 2016	May 5, 2016

(1)	Represents cash distributions attributable to the quarter and declared and paid within 45 days of quarter end in accordance with our Partnership Agreement.

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

◦
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units for the current quarter);

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

General Partner Interest and Incentive Distribution Rights

Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 497,604 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.43125 per unit per quarter. The maximum distribution of 48.0% does not include any distributions that our general partner or its affiliates may receive on common or general partner units that it owns.

Percentage Allocations of Available Cash

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest and that our general partner has not transferred its incentive distribution rights.

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

Unregistered Sales of Equity Securities

Pursuant to the terms of our Partnership Agreement, our general partner has the right to maintain its proportionate 2.0% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the year ended December 31, 2017. Each sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 14, 2017	670	$31.90	$21,386
December 11, 2017	432	$30.05	$12,987

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2017. All financial results have been adjusted for subsequent transactions with our Predecessors as noted below.

During the years ended December 31, 2015, 2014 and 2013, the Partnership entered into various transactions with Delek and our general partner pursuant to which we acquired the following assets from Delek:

•
two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek's El Dorado Refinery (the "El Dorado Refinery")and related ancillary assets (the “El Dorado Assets”) effective March 31, 2015 (such transaction, the "El Dorado Rail Offloading Racks Acquisition");

•
a crude oil storage tank (the "Tyler Crude Tank") with a shell capacity of approximately 350,000 barrels located adjacent to Delek's Tyler Refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") effective March 31, 2015 (such transaction, the "Tyler Crude Tank Acquisition"); the Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets";

•
a refined products terminal (the “El Dorado Terminal”) located at the El Dorado Refinery and 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and, together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery effective February 4, 2014 (such transaction, the “El Dorado Acquisition”);

and;

•
a refined products terminal (the “Tyler Terminal”) located at the Tyler Refinery and 96 storage tanks and certain ancillary assets (the "Tyler Tank Assets" and, together with the Tyler Terminal, the “Tyler Terminal and Tank Assets”) adjacent to the Tyler Refinery, effective July 26, 2013 (such transaction, the “Tyler Acquisition”).

The El Dorado Rail Offloading Racks Acquisition, the Tyler Crude Tank Acquisition, the El Dorado Acquisition and the Tyler Acquisition were accounted for as transfers between entities under common control; such acquisitions hereinafter collectively referred to as the "Acquisitions from Delek." As entities under common control with Delek, transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Delek prior to the effective date of each acquisition for all periods presented. Prior to each acquisition date, we refer to the Acquisitions from Delek collectively as our “Predecessors.”

Our financial results may not be comparable, as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "Factors Affecting the Comparability of Our Financial Results" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following tables should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements in Item 8.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Statements of Income and Other Comprehensive Income Data:		(In thousands, except units and per unit data)
Net sales	$538,075	$448,059	$589,669	$841,253	$907,428
Operating costs and expenses	449,898	370,409	512,407	762,407	868,697
Operating income	88,177	77,650	77,262	78,846	38,731
Non-operating costs and expenses	18,990	14,765	11,246	8,656	4,570
Income (loss) before income tax (benefit) expense	69,187	62,885	66,016	70,190	34,161
Income tax (benefit) expense	(222)	81	(195)	132	757
Net income	69,409	62,804	66,211	70,058	33,404
Less: (Loss) income attributable to Predecessors	—	—	(637)	(1,939)	(14,426)
Net income attributable to partners	$69,409	$62,804	$66,848	$71,997	$47,830

Less: General partners' interest in net income, including incentive distribution rights	18,429	12,193	5,163	2,366	957
Limited partners' interest in net income	$50,980	$50,611	$61,685	$69,631	$46,873
Net income per limited partner unit:
Common - (basic)	$2.09	$2.08	$2.55	$2.88	$1.95
Common - (diluted)	$2.09	$2.07	$2.52	$2.85	$1.93
Subordinated - Delek (basic and diluted)	$—	$2.19	$2.54	$2.88	$1.95
Weighted average limited partner units outstanding:
Common units - (basic)	24,348,063	22,490,264	12,237,154	12,171,548	12,025,249
Common units - (diluted)	24,376,972	22,558,717	12,356,914	12,302,629	12,148,774
Subordinated units - Delek (basic and diluted)	—	1,803,167	11,999,258	11,999,258	11,999,258
Cash distributions per limited partner unit	$2.835	$2.575	$2.240	$1.900	$1.600

	Year Ended December 31,
	2017	2016	2015	2014	2013

Balance Sheet Data:		(In thousands)
Property, plant and equipment, net	$255,068	$251,029	$253,848	$254,779	$242,512
Total assets	443,530	415,547	375,288	331,286	319,350
Total debt, including current maturities	422,649	392,600	351,600	251,750	164,800
Total liabilities	472,755	428,831	386,306	291,505	214,142
Total (deficit) equity	(29,225)	(13,284)	(11,018)	39,781	105,208

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.

In January 2017, Delek US Holdings, Inc. ("Old Delek") and various related entities entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), as subsequently amended on February 27 and April 21, 2017 (as so amended, the "Merger Agreement"). The related merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed Delek US Holdings, Inc. (“New Delek”), with Alon USA and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us," "our," or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless the context otherwise requires, references in this report to "Delek" refer collectively to Old Delek with respect to periods prior to July 1, 2017, or New Delek, with respect to periods on or after July 1, 2017, and any of Old Delek's or New Delek's, as applicable, subsidiaries, other than the Partnership and its subsidiaries and its general partner.

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

The El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter collectively referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As an entity under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include: (i) the historical results of the El Dorado Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "El Dorado Assets Predecessor") and (ii) the historical results of the Tyler Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as our "Predecessors."

You should read the following discussion of our financial condition and results of operations in conjunction with our historical consolidated financial statements and notes thereto.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the" Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek or its assignees and their support of and respective ability to pay us under our commercial agreements;

•	our future coverage, leverage, financial flexibility and growth, and our ability to improve performance and achieve distribution growth at any level or at all;

•	Delek’s future growth, financial performance, share repurchases, crude oil supply pricing and flexibility and product distribution;

•	positive industry dynamics, including Permian Basin growth, efficiencies and takeaway capacity;

•
the age and condition of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, costs, penalties, regulatory or legal actions and other effects related to spills, releases and tank failures;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for refined products;

•	the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to purchase and sell in our west Texas wholesale business;

•	the suspension, reduction or termination of Delek's or its assignees' or any third-party's obligations under our commercial agreements including the duration, fees or terms thereof;

•	the results of our investments in joint ventures;

•	the ability to secure commercial agreements with Delek or third parties upon expiration of existing agreements;

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek’s facilities or third-party facilities on which our business is dependent;

•	changes in the availability and cost of capital of debt and equity financing;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

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

•
an inability of Delek to grow as expected and realize the synergies and the other expected benefits of its merger with Alon USA, which became effective as of July 1, 2017, and Delek's acquisition of the remaining interest in Alon USA Partners, LP that Delek did not already own, which became effective as of February 7, 2018;

•	as it relates to our potential future growth opportunities, including dropdowns, and other potential benefits, the ability to successfully integrate the businesses of Delek and Alon USA;

•	our ability to successfully integrate acquired businesses;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K.

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

We also own membership interests in two joint ventures that were formed to plan, develop, construct, own, operate and maintain separate pipeline systems and certain ancillary assets, which are serving third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Rangeland Energy II, LLC ("Rangeland RIO") to operate the other pipeline system. The pipeline system constructed by Rangeland RIO was completed and began operations in September 2016. The pipeline system constructed by CP LLC was completed and began operations in January 2017. In February 2018, Andeavor acquired Rangeland RIO.

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

Recent Developments
Big Spring Asset Dropdown. On February 26, 2018, a definitive agreement was entered into between the Partnership and Delek to acquire certain logistics assets primarily located adjacent to Delek's Big Spring, Texas refinery. In connection with the closing of the transaction, Delek, the Partnership and various of their subsidiaries expect to enter into a new wholesale and marketing agreement and amend certain existing contracts, such as new throughput and tankage agreement for the Big Spring Logistics Assets. See Note 21 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Formation of Green Plains Joint Venture. On February 20, 2018, the Partnership and Green Plains Partners LP ("Green Plains") announced the companies have formed DKGP Energy Terminals, LLC ("DKGP Energy"), a joint venture engaging in the light products terminalling business. The Partnership and Green Plains will each own a 50% membership interest in DKGP Energy. See Item 1, "Business—Recent Developments—Formation of Green Plains Joint Venture" for additional information related to this transaction.
Acquisition of Non-controlling Interest in Alon Partnership. On November 8, 2017, Delek and Alon USA Partners, LP (the "Alon Partnership") entered into a definitive merger agreement under which Delek agreed to acquire all of the outstanding limited partner units of the Alon Partnership that Delek did not already own in an all-equity transaction (the "Alon Partnership Transaction"). The Alon Partnership Transaction was approved by the board of directors of Delek and by all voting members of the board of directors of the general partner of the Alon Partnership upon the recommendation from its conflicts committee. The Alon Partnership Transaction closed on February 7, 2018.

Big Spring Pipeline Acquisition.  On September 15, 2017, the Partnership, through its wholly owned subsidiary Delek Marketing & Supply, LP, acquired from Plains Pipeline, L.P. an approximately 40-mile pipeline and related ancillary assets. See Item 1, "Business—Recent Developments—Big Spring Pipeline Acquisition" for additional information on this acquisition.

Delek/Alon Merger. In January 2017, Old Delek, New Delek and various related entities entered into the Merger Agreement with Alon USA. The transactions contemplated by the Merger Agreement became effective on July 1, 2017, and, among other things, resulted in Alon USA and Old Delek surviving as wholly-owned subsidiaries of New Delek.

The Delek/Alon Mergers did not affect the Partnership's commercial agreements with Delek discussed in Note 4 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Inflation Adjustments. The tariffs on our FERC-regulated pipelines and the throughput fees and storage fees under our agreements with Delek and third parties are subject to increase or decrease annually, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index. See Item 1, "Business—Recent Developments—Inflation Adjustments" for additional information on these changes.

6.750% Senior Notes Due 2025. On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 (the “2025 Notes”). See Item 1, "Business—Recent Developments—6.750% Senior Notes Due 2025" for additional information.

Caddo Pipeline. In March 2015, we entered into a joint venture to construct a crude oil pipeline system and related ancillary assets (the "Caddo Pipeline"), which is serving third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to construct the Caddo Pipeline. Operations on the Caddo Pipeline began in January 2017.

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

Additionally, Delek has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek may acquire or construct in the future. As a result of the Alon Partnership Transaction, we anticipate additional growth opportunities through subsequent dropdowns of logistics assets acquired by Delek through the transaction. In addition to those opportunities to acquire assets from Delek, we believe that our current asset base, and our knowledge of the regional markets in which we operate, will enable us to target and complete attractive third-party acquisitions.

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

EBITDA and Distributable Cash Flow. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense. During the year ended December 31, 2016, we revised our definition of distributable cash flow to include the reconciliation of this non-U.S. GAAP measure from U.S. GAAP net cash from operating activities rather than from EBITDA. Distributable cash flow is derived from net cash flow from operating activities plus or minus changes in assets and liabilities, less maintenance capital expenditures net of reimbursements and other adjustments not expected to settle in cash. We believe this revision is a more appropriate reflection of a liquidity measure by which users of our financial statements can assess our ability to generate cash. Additionally, distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

We believe that the presentation of EBITDA and distributable cash flow provides information useful to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. For a reconciliation of EBITDA and distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "—Results of Operations" below.

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

Financing. The Partnership paid a cash distribution to its unitholders at a distribution rate of $0.725 per unit for the quarter ended December 31, 2017 ($2.90 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration companies and smaller producers incur to support future growth. During the first half of 2016, depressed crude oil prices resulted in a reduction in drilling activity, which created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States was in a period of decline. However, in the latter half of 2016, and throughout the year ended December 31, 2017, market conditions improved. The prices of crude oil and related refined products have increased. Drilling activity has escalated as a result of increasing crude oil prices, particularly in the Permian basin which has attractive drilling economics supported by improved efficiencies and drilling cost. As market conditions improve and demand for our assets' capacity benefits from increased drilling activity, we expect our operations and results to benefit from the trend, particularly in the west Texas area where our results are most driven by market factors. Additionally, improving market conditions allow for the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.

West Texas Marketing Operations

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products have recently increased, resulting in higher demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods during the years ended December 31, 2017, 2016 and 2015.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods during the years ended December 31, 2017, 2016 and 2015.

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $5.6 million, $6.7 million and $5.8 million of RINs to Delek during the years ended December 31, 2017, 2016 and 2015, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods during the years ended December 31, 2017, 2016 and 2015.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

Seasonality and Customer Maintenance Programs

The volume and throughput of crude oil, intermediate and refined products transported through our pipelines and sold through our terminals and to third parties are directly affected by the level of supply and demand for all such products in the markets served directly or indirectly by our assets or our customers. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. In addition, our refining customers, such as Delek, occasionally reduce or suspend operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or finished products by our customers, and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek that typically include minimum volume and throughput commitments.

Results of Operations

A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial statements and related notes of the Partnership have been retrospectively adjusted to include the historical results of the Logistics Assets for all periods presented through March 31, 2015. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following table and discussion present a summary of our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015, including a reconciliation of EBITDA to net income and distributable cash flow to net cash provided by operating activities (in thousands, except unit and per unit amounts). Our financial results may not be comparable, as our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership. See "—Factors Affecting the Comparability of Our Financial Results" for additional information.

Statements of Income and Comprehensive Income Data
(In thousands, except unit data and per unit data)

	Years ended December 31,
	2017	2016	2015
Net sales:
Pipelines and transportation	$121,729	$122,172	$131,379
Wholesale marketing and terminalling	416,346	325,887	458,290
Total	538,075	448,059	589,669
Operating costs and expenses:
Cost of goods sold	372,890	302,158	436,304
Operating expenses	43,274	37,198	44,923
General and administrative expenses	11,840	10,256	11,384
Depreciation and amortization	21,914	20,813	19,692
(Gain) loss on asset disposals	(20)	(16)	104
Total operating costs and expenses	449,898	370,409	512,407
Operating income	88,177	77,650	77,262
Interest expense, net	23,944	13,587	10,658
(Income) loss from equity method investments	(4,953)	1,178	588
Other income, net	(1)	—	—
Total non-operating costs and expenses	18,990	14,765	11,246
Income before income tax (benefit) expense	69,187	62,885	66,016
Income tax (benefit) expense	(222)	81	(195)
Net income	69,409	62,804	66,211
Less: Loss attributable to Predecessors	—	—	(637)
Net income attributable to partners	$69,409	$62,804	$66,848
Comprehensive income attributable to partners	$69,409	$62,804	$66,848
EBITDA (1)	$115,045	$97,285	$96,366

Less: General partner's interest in net income, including incentive distribution rights	18,429	12,193	5,163
Limited partners' interest in net income	$50,980	$50,611	$61,685

Net income per limited partner unit (2):
Common units - (basic)	$2.09	$2.08	$2.55
Common units - (diluted)	$2.09	$2.07	$2.52
Subordinated units - Delek (basic and diluted)	$—	$2.19	$2.54

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,348,063	22,490,264	12,237,154
Common units - (diluted)	24,376,972	22,558,717	12,356,914
Subordinated units - Delek (basic and diluted)	—	1,803,167	11,999,258

Cash distributions per limited partner unit	$2.835	$2.575	$2.240

(1)	For a definition of EBITDA, see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow."

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

(in thousands)	Years Ended December 31,
	2017	2016	2015 (2)
Reconciliation of net income to EBITDA:
Net income	$69,409	$62,804	$66,211
Add:
Income tax (benefit) expense	(222)	81	(195)
Depreciation and amortization	21,914	20,813	19,692
Interest expense, net	23,944	13,587	10,658
EBITDA (1)	$115,045	$97,285	$96,366

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$87,703	$100,707	$68,024
Changes in assets and liabilities	3,462	(14,861)	20,106
Maintenance and regulatory capital expenditures (3)	(9,444)	(5,920)	(11,841)
Reimbursement from Delek for capital expenditures (4) (5)	3,453	3,251	5,503
Accretion of asset retirement obligations	(292)	(266)	(251)
Deferred income taxes	111	173	(14)
Gain (loss) on asset disposals	20	16	(104)
Distributable cash flow (1)	$85,013	$83,100	$81,423

(1)	For a definition of EBITDA and distributable cash flow, please see "—How We Evaluate Our Operations—EBITDA and Distributable Cash Flow."

(2)	EBITDA and distributable cash flow include net loss of $0.2 million related to our Predecessors during the year ended December 31, 2015.

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

(4)
For the years ended December 31, 2017, 2016 and 2015, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our consolidated financial statements).

(5)
In the current year, the reimbursed capital expenditure amounts in the determination of distributable cash flow were revised to reflect the accrual of reimbursed capital expenditures from Delek rather than the cash amounts received for reimbursed capital expenditures during the years ended December 31, 2017, 2016 and 2015. This resulted in an increase to the distributable cash flow of $1.4 million and $0.3 million during the years ended December 31, 2016 and 2015, respectively, from amounts presented on our Annual Report on Form 10-K for the year ended December 31, 2016.

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Capital spending (excluding business combinations)
Pipelines and Transportation	$14,262	$8,478	$16,030
Wholesale Marketing and Terminalling	4,141	3,289	6,397
Total capital spending	$18,403	$11,767	$22,427

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2017 versus the Year Ended December 31, 2016 and the Year Ended December 31, 2016 versus the Year Ended December 31, 2015

The following table presents a summary of our consolidated results of operations and our segment operating performance for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 (in thousands). The discussion immediately following presents the consolidated results of operations.

	Year Ended December 31,
	2017	2016	2015
Pipelines and Transportation
Net sales:
Affiliate	109,298	$103,749	102,551
Third-Party	12,431	18,423	28,828
Total Pipelines and Transportation	121,729	122,172	131,379
Operating costs and expenses:
Cost of goods sold	18,210	19,425	19,607
Operating expenses	33,240	29,235	33,751
Segment contribution margin	$70,279	$73,512	$78,021

Wholesale Marketing and Terminalling
Net Sales:
Affiliate	46,982	45,815	50,013
Third-Party	369,364	280,072	408,277
Total Wholesale Marketing and Terminalling	416,346	325,887	458,290
Operating costs and expenses:
Cost of goods sold	354,680	282,733	416,697
Operating expenses	10,034	7,963	11,172
Segment contribution margin	$51,632	$35,191	$30,421

Consolidated
Net Sales:
Affiliate	$156,280	$149,564	$152,564
Third-Party	381,795	298,495	437,105
Net sales	538,075	448,059	589,669
Operating costs and expenses:
Cost of goods sold	372,890	302,158	436,304
Operating expenses	43,274	37,198	44,923
Contribution margin	121,911	108,703	108,442
General and administrative expenses	11,840	10,256	11,384
Depreciation and amortization	21,914	20,813	19,692
(Loss) gain on asset disposals	(20)	(16)	104
Operating income	$88,177	$77,650	$77,262

Net Sales

We generated net sales of $538.1 million for the year ended December 31, 2017 compared to $448.1 million for 2016, an increase of $90.0 million, or 20.1%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.33 per gallon and $0.39 per gallon, respectively, during the year ended December 31, 2017 compared to average sales prices during 2016. The net increase of gasoline and diesel gallons sold in west Texas was 8.0 million gallons during the year ended December 31, 2017 compared to gallons sold during 2016. Also contributing to the increase in net sales were increased fees under our marketing agreement with Delek as a result of increased throughput due to higher demand following product supply disruptions associated with Hurricane Harvey. Partially offsetting the increase was a decline in fees on our Paline Pipeline System. During the year ended December 31, 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the year ended December 31, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

We generated net sales of $448.1 million for the year ended December 31, 2016 compared to $589.7 million for 2015, a decrease of $141.6 million, or 24.0%. The decrease was primarily attributable to decreases in both the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold decreased $0.29 per gallon and $0.28 per gallon, respectively, during the year ended December 31, 2016 compared to average sales prices during 2015. Volumes of gasoline and diesel sold in west Texas decreased 33.5 million gallons and 13.9 million gallons, respectively, during the year ended December 31, 2016 compared to gallons sold during 2015. Further contributing to the decrease were declines in fees on our Paline Pipeline System as a result of lower contractual volumes and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets. Partially offsetting the decreases were increased throughput at most of our terminals, the majority of which occurred at our terminals in El Dorado, Arkansas and Tyler, Texas, as operations matched commercial demand, and the effects of the throughput and tankage agreements for the Logistics Assets, pursuant to which we generated revenue on the Logistics Assets during all periods for the year ended December 31, 2016, with no comparable revenue earned during the first quarter of 2015. Also offsetting the decreases were increases in volumes and fees associated with our marketing agreement with Delek, which increased primarily as a result of the turnaround that occurred at the Tyler Refinery in the first quarter of 2015, during which the refinery was not fully operational.

Cost of Goods Sold

Cost of goods sold was $372.9 million for the year ended December 31, 2017 compared to $302.2 million for the year ended December 31, 2016, an increase of $70.7 million, or 23.4%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.27 per gallon and $0.31 per gallon, respectively, during the year ended December 31, 2017 compared to average costs during 2016. The net increase of gasoline and diesel gallons purchased in west Texas was 8.0 million gallons during the year ended December 31, 2017, compared to gallons purchased during 2016.

Cost of goods sold was $302.2 million for the year ended December 31, 2016, compared to $436.3 million for 2015, a decrease of $134.1 million, or 30.7%. The decrease in cost of goods sold was primarily attributable to decreases in both the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased decreased $0.27 per gallon and $0.30 per gallon, respectively, during the year ended December 31, 2016 compared to average costs during 2015. Gallons of gasoline and diesel purchased in west Texas decreased 33.5 million gallons and 13.9 million gallons, respectively, during the year ended December 31, 2016 compared to gallons purchased during 2015.

Operating Expenses

Operating expenses were $43.3 million for the year ended December 31, 2017 compared to $37.2 million for 2016, an increase of $6.1 million or 16.3%. The increase in operating expenses during the year ended December 31, 2017 compared to 2016, was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage and higher maintenance costs associated with certain of our tanks at our tank farms. Also contributing to the increase were employee incentive costs incurred during the year ended December 31, 2017, with no comparable costs incurred during the year ended December 31, 2016. Partially offsetting these increases were a reduction in operating expenses for one of our terminal locations at which we incurred increased costs related to internal tank contamination during the year ended December 31, 2016 that were not incurred during the year ended December 31, 2017.

Operating expenses were $37.2 million for the year ended December 31, 2016 compared to $44.9 million for 2015, a decrease of $7.7 million, or 17.2%. The decrease in operating expenses during the year ended December 31, 2016, compared to 2015, was due to cost saving initiatives taken during the year ended December 31, 2016, which resulted in decreases in maintenance costs and supplies expenses associated with our terminals, including tanks at those terminals, and the SALA Gathering System. Partially offsetting these decreases were increases in operating expenses related to internal tank contamination at one of our terminals and hydro testing on our Paline Pipeline during the year ended December 31, 2016.

Contribution Margin

Contribution margin for the year ended December 31, 2017 was $121.9 million compared to $108.7 million in 2016, an increase of $13.2 million, or 12.2%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Also contributing to the increase in contribution margin were increased fees associated with our marketing agreement with Delek as described above. Partially offsetting these increases was a decline in fees on our Paline Pipeline System as described above.

Contribution margin for the year ended December 31, 2016 was $108.7 million compared to $108.4 million in 2015, an increase of $0.3 million, or 0.2%. The increase in contribution margin was primarily attributable to increased throughput at most of our terminals and increased fees associated with the Logistics Assets and marketing agreement as discussed above. Also contributing to the increase were improved margins in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Our contribution margin in our west Texas operations during the year ended December 31, 2015 was impacted by lower crude oil prices that reduced demand in the region and lowered throughput in our west Texas operations. Partially offsetting the increases were declines in fees on our Paline Pipeline System and declines in fuel surcharge revenues and lower asphalt hauling associated with our trucking assets as discussed above.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the year ended December 31, 2017, compared to $10.3 million for the year ended December 31, 2016, an increase of $1.5 million, or 15.4%. The increase in general and administrative expenses was primarily due to increases in certain direct employee costs allocated to us as a result of an increase in employee headcount in connection with operating and maintaining our assets and in employee incentive costs incurred during the year ended December 31, 2017, with no comparable costs incurred during the year ended December 31, 2016.

General and administrative expenses were $10.3 million for the year ended December 31, 2016 compared to $11.4 million for the year ended December 31, 2015, a decrease of $1.1 million, or 9.9%. The decrease in general and administrative expenses was primarily due to decreases in professional services fees during the year ended December 31, 2016 compared to the year ended December 31, 2015, during which we incurred greater professional services fees in connection with our various acquisition activities and joint venture projects.

Depreciation and Amortization

Depreciation and amortization was $21.9 million for the year ended December 31, 2017 compared to $20.8 million for the year ended December 31, 2016, an increase of $1.1 million, or 5.3%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the completion of capital projects that were placed into service during the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

Interest Expense

Interest expense was $23.9 million for the year ended December 31, 2017 compared to $13.6 million for the year ended December 31, 2016, an increase of $10.3 million, or 76.2%. This increase was primarily attributable to higher total debt balances and higher average interest rates on our debt outstanding under 2025 Notes and our revolving credit facility.

Interest expense was $13.6 million for the year ended December 31, 2016 compared to $10.7 million for the year ended December 31, 2015, an increase of $2.9 million, or 27.5%. This increase was primarily attributable to increases in interest costs under our revolving credit facility due to changes in debt utilization and interest rates thereunder as a result of increased borrowings incurred in connection with continued investments made in our joint ventures.

Income Tax Expense

Income tax benefit was $0.2 million for the year ended December 31, 2017 compared to expense of $0.1 million for the year ended December 31, 2016. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners.

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

Pipelines and Transportation Segment

Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek and third parties. These assets include the Lion Pipeline System, the SALA Gathering System, the Paline Pipeline System, the East Texas Crude Logistics System, the Tyler-Big Sandy Product Pipeline, the El Dorado Tank Assets, the Tyler Tank Assets, the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility, the El Dorado Rail Offloading Racks, the Tyler Crude Tank and refined product pipeline capacity leased from Enterprise TE Products Pipeline Company LLC that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline. In addition to these operating systems, we own 95 tractors and 231 trailers used to haul primarily crude oil and other products for related and third parties.

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	59,362	56,555	54,960
Refined products pipelines to Enterprise Systems	51,927	52,071	57,366
SALA Gathering System	15,871	17,756	20,673
East Texas Crude Logistics System	15,780	12,735	18,828

Pipelines and Transportation Segment Operational Comparison of the Year Ended December 31, 2017 versus the Year Ended December 31, 2016 and the Year Ended December 31, 2016 versus the Year Ended December 31, 2015

Net Sales

Net sales for the pipelines and transportation segment were $121.7 million for the year ended December 31, 2017 compared to $122.2 million for the year ended December 31, 2016, a decrease of $0.5 million, or 0.4%. The decrease in net sales was primarily attributable to declines in fees on our Paline Pipeline System. During the year ended December 31, 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the year ended December 31, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee. Partially offsetting the decrease were increases in pipeline fees associated with our Greenville-Mount Pleasant Pipeline and a related pipeline connection.

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

Cost of Goods Sold

Cost of goods sold for the pipelines and transportation segment was $18.2 million for the year ended December 31, 2017 compared to $19.4 million for the year ended December 31, 2016, a decrease of $1.2 million, or 6.3%. The decrease in cost of goods sold was attributable to lower pipeline allowance losses on our Paline Pipeline System, reduced costs associated with our leased refined product pipeline capacity as a result of lower volumes on the pipeline and decreases in transportation costs related to our trucking assets during the year ended December 31, 2017, compared to the year ended December 31, 2016.

Cost of goods sold was $19.4 million for the year ended December 31, 2016 compared to $19.6 million for the year ended December 31, 2015, a decrease of $0.2 million, or 0.9%. The decrease in cost of goods sold was attributable to lower pipeline allowance losses during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Operating Expenses

Operating expenses for the pipelines and transportation segment were $33.2 million for the year ended December 31, 2017 compared to $29.2 million for the year ended December 31, 2016, an increase of $4.0 million, or 13.7%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage. Also contributing to the increase were higher maintenance costs associated with certain of our tanks at our tank farms.

Operating expenses were $29.2 million for the year ended December 31, 2016 compared to $33.8 million for the year ended December 31, 2015, a decrease of $4.6 million, or 13.4%. The decrease in operating expenses was primarily due to cost saving initiatives taken during the year ended December 31, 2016, which resulted in decreases in maintenance costs and supplies expenses associated with our tanks and the SALA Gathering System. Partially offsetting these decreases were increases in costs associated with the hydro testing of our Paline Pipeline.

Contribution Margin

Contribution margin for the pipelines and transportation segment for the year ended December 31, 2017 was $70.3 million, or 57.6% of our consolidated segment contribution margin, compared to $73.5 million, or 67.6% of our consolidated segment contribution margin, for the year ended December 31, 2016, a decrease of $3.2 million, or 4.4%. The decrease in the pipelines and transportation segment contribution margin was primarily attributable to decreases in net sales related to our Paline Pipeline System as described above.

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

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd)	73,655	68,131	59,174
West Texas marketing throughputs (average bpd)	13,817	13,257	16,357
West Texas marketing gross margin per barrel	$4.03	$1.43	$1.35
Terminalling throughputs (average bpd) (1)	124,488	122,350	106,514

(1) Consists of terminalling throughputs at our Memphis and Nashville, Tennessee terminals, our Big Sandy, Tyler and Mount Pleasant, Texas terminals and our North Little Rock and El Dorado, Arkansas terminals.

Wholesale Marketing and Terminalling Segment Operational Comparison of the Year Ended December 31, 2017 versus the Year Ended December 31, 2016 and the Year Ended December 31, 2016 versus the Year Ended December 31, 2015

Net Sales

Net sales for the wholesale marketing and terminalling segment were $416.3 million for the year ended December 31, 2017 compared to $325.9 million for the year ended December 31, 2016, an increase of $90.4 million, or 27.8%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. Also contributing to the increase in net sales were increased fees associated with our marketing agreement with Delek as a result of increased throughput due to higher demand following product supply disruptions associated with Hurricane Harvey.

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

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations for the years ended December 31, 2017, 2016 and 2015.

Cost of Goods Sold

Cost of goods sold for the wholesale marketing and terminalling segment was $354.7 million for the year ended December 31, 2017 compared to $282.7 million for the year ended December 31, 2016, an increase of $72.0 million, or 25.4%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations.

Cost of goods sold was $282.7 million in the year ended December 31, 2016 compared to $416.7 million for the year ended December 31, 2015, a decrease of $134.0 million, or 32.1%. The decrease in cost of goods sold was attributable to decreases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations.

The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our west Texas operations for the years ended December 31, 2017, 2016 and 2015. Refer to the Finished Products Volume chart above for a summary of volumes impacting our west Texas operations.

Operating Expenses

Operating expenses in the wholesale marketing and terminalling segment were approximately $10.0 million for the year ended December 31, 2017 compared to $8.0 million for the year December 31, 2016, an increase of $2.0 million, or 26.0%. The increase in operating expenses was primarily due to increases in employee costs allocated to us as a result of an increase in employee headcount in connection with operating and maintaining our assets. Also contributing to the increase were employee incentive costs incurred during the year ended December 31, 2017, with no comparable costs incurred during the year ended December 31, 2016. Partially offsetting the increase were a reduction in operating expenses for one of our terminal locations at which we incurred increased costs related to internal tank contamination during the year ended December 31, 2016 that were not incurred during the year ended December 31, 2017.

Operating expenses in the wholesale marketing and terminalling segment were approximately $8.0 million for the year ended December 31, 2016 compared to $11.2 million for the year ended December 31, 2015, a decrease of $3.2 million, or 28.7%. The decrease in operating expenses was primarily due to cost saving initiatives taken during the year ended December 31, 2016, which resulted in decreases in maintenance costs and supplies expenses at our terminals, including tanks at those terminals. Partially offsetting these decreases was an increase in operating expense related to internal tank contamination at one of our terminals during the year ended December 31, 2016.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment amounted to $51.6 million, or 42.4% of our consolidated segment contribution margin, for the year ended December 31, 2017 compared to $35.2 million, or 32.4% of our consolidated segment contribution margin, for the year ended December 31, 2016, an increase of $16.4 million, or 46.7%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Additionally, contribution margin in our west Texas operations benefited from higher margins during a period of product supply disruptions associated with Hurricane Harvey. Also contributing to the increase were increased fees associated with our marketing agreement with Delek as described above. Further contributing to the increase was a reduction in operating expenses for one of our terminal locations at which we incurred increased costs related to internal tank contamination during the year ended December 31, 2016 that were not incurred during the year ended December 31, 2017.

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

On February 12, 2018, we paid a cash distribution of $0.725 per limited partner unit for the quarter ended December 31, 2017, which equates to $22.8 million, or $2.90 per limited partner unit on an annualized basis, based on the number of common and general partner units outstanding, including general partner incentive distribution rights.

The table below summarizes the quarterly distributions related to our 2017 fiscal quarters:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018

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

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash Flow Data:
Cash flows provided by operating activities	$87,703	$100,707	$68,024
Cash flows used in investing activities	(30,672)	(72,692)	(56,592)
Cash flows used in financing activities	(52,415)	(27,956)	(13,293)
Net increase (decrease) in cash and cash equivalents	$4,616	$59	$(1,861)

Cash Flows from Operating Activities

Net cash provided by operating activities was $87.7 million for the year ended December 31, 2017, compared to $100.7 million for 2016. The decrease in cash flows provided by operations was due to increases in accounts receivable, inventory and other current assets and income from equity method investments. Inventory increased as a result of increases in purchases associated with our west Texas operations. Income from equity method investments was $5.0 million during the year ended December 31, 2017, partially offset by distributions of $3.1 million, compared to a loss of $1.2 million during the year ended December 31, 2016. Partially offsetting the decrease in cash flows provided by operations were increases in accounts payable, which were due to increases in payables to suppliers in our west Texas operations and to vendors associated with certain of our capital projects.  Net income for the year ended December 31, 2017 was $69.4 million, compared to net income of $62.8 million in 2016.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $30.7 million for the year ended December 31, 2017, compared to $72.7 million used in 2016. The decrease in cash used in investing activities was primarily due to decreases in contributions made to our joint ventures. Partially offsetting these decreases were increases in our capital expenditures. We contributed approximately $3.5 million in cash to our joint ventures during the year ended December 31, 2017, compared to contributions of approximately $61.6 million during the year ended December 31, 2016 for the construction of two pipeline systems and ancillary assets. We purchased the Big Spring Pipeline and associated rights-of-way during the year ended December 31, 2017 for $9.0 million. We did not have any acquisitions during the year ended December 31, 2016. Cash used in investing activities during the year ended December 31, 2017 includes the cash portion of our capital expenditures, which was $18.2 million. Total capital expenditures for 2017 were $18.4 million, compared to total capital expenditures of $11.8 million made during the year ended December 31, 2016. Capital expenditures made during the year ended December 31, 2017 related primarily to maintenance projects on certain of our tanks, discretionary projects on our terminalling assets and a discretionary project on a crude oil pipeline connection. Capital expenditures made during the year ended December 31, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets, maintenance projects on our Lion Pipeline System and hydro testing on our Paline Pipeline System.

Net cash used in investing activities was $72.7 million for the year ended December 31, 2016, compared to $56.6 million used in 2015. Cash used in investing activities in 2016 included the cash portion of our capital expenditures of approximately $11.3 million. Total capital expenditures for 2016 were $11.8 million. This compares to total capital expenditures made during the year ended December 31, 2015 of $22.4 million. Capital expenditures made during the year ended December 31, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets, maintenance projects on our Lion Pipeline System and hydro testing on our Paline Pipeline System. Capital expenditures made during the year ended December 31, 2015 related primarily to projects on certain of our tanks and crude pipelines, our terminalling assets and the purchase of assets from Delek. We had no third party acquisition activity during the year ended December 31, 2016 compared to $0.4 million during the year ended December 31, 2015. Additionally, we contributed approximately $61.6 million in cash to our joint ventures during the year ended December 31, 2016 compared to $37.4 million during the year ended December 31, 2015. Partially offsetting the cash used in investing activities during the year ended December 31, 2015 was an asset sale generating proceeds of approximately $1.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $52.4 million in the year ended December 31, 2017, compared to $28.0 million used in 2016. The increase in cash used in financing activities was primarily due to increases in our quarterly cash distributions and net payments under the Second Amended and Restated Credit Agreement, as defined below. We paid quarterly cash distributions totaling $86.2 million during the year ended December 31, 2017, compared to quarterly cash distributions totaling $70.9 million during the year ended December 31, 2016. We made net payments of $212.7 million under our Second Amended and Restated Credit Agreement during the year ended December 31, 2017, compared to net proceeds of $41.0 million during the year ended December 31, 2016. Offsetting the cash used in financing activities during the year ended December 31, 2017 were net proceeds under the 2025 Notes and reimbursement of capital expenditures by Delek. The Partnership received net proceeds, after deducting the initial purchasers' discounts, commissions and offering expenses, of $242.3 million from the issuance of the 2025 Notes. Reimbursements of capital expenditures from Delek amounted to $4.3 million during the year ended December 31, 2017 compared to $1.9 million during the year ended December 31, 2016.

Net cash used in financing activities was $28.0 million in the year ended December 31, 2016, compared to $13.3 million used in 2015. We paid quarterly cash distributions totaling $70.9 million during the year ended December 31, 2016, compared to quarterly cash distributions totaling $56.6 million during the year ended December 31, 2015. We had no acquisition activity during the year ended December 31, 2016, compared to cash paid of $61.9 million in exchange for assets included in the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition during the year ended December 31, 2015. Partially offsetting the cash used in financing activities during the years ended December 31, 2016 and 2015 were net proceeds of $41.0 million and $99.9 million, respectively, under the Second Amended and Restated Credit Agreement.

Cash Position and Indebtedness

As of December 31, 2017, we had $4.7 million cash and cash equivalents, and we had total indebtedness of $422.6 million. Unused credit commitments under the Second Amended and Restated Credit Agreement were $511.1 million, and we had letters of credit issued of $9.0 million as of December 31, 2017. We believe we were in compliance with the applicable covenants in the Second Amended and Restated Credit Agreement as of December 31, 2017.

We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). Under the terms of the Second Amended and Restated Credit Agreement, the lender commitments are $700.0 million. The Second Amended and Restated Credit Agreement also contains an accordion feature whereby the Partnership can increase the size of the revolving credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The Second Amended and Restated Credit Agreement contains an option for Canadian dollar denominated borrowings. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

On May 23, 2017, the Partnership and Finance Corp. issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025. The 2025 Notes are general unsecured senior obligations of the Issuers. The net proceeds from the issuance of the 2025 Notes totaled approximately $242.3 million, after deducting the initial purchasers' discount, commissions and offering expenses. The Partnership used substantially all of the net proceeds to pay down a portion of the outstanding balance under the Partnership's revolving credit facility.

See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

Agreements Governing Certain Indebtedness of Delek

Although we are not contractually bound by and are not liable for Delek’s debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek's credit arrangements require that Delek meet certain minimum levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. We cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Delek, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek to violate any covenant in its credit arrangements or otherwise be in default under any of its credit arrangements. Please read Item 1A. "Risk Factors—Risks Relating to Our Business—Delek’s level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek’s level of indebtedness and creditworthiness.”

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2017 were $18.4 million, of which approximately $14.3 million was spent in our pipelines and transportation segment and approximately $4.1 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $17.5 million for 2018.

The following table summarizes our actual capital expenditures for the year ended December 31, 2017 and planned capital expenditures for the full year 2018 by major category (in thousands):

	Year Ended December 31,
	2018 Forecast	2017 Actual (2)
Capital Spending:
Regulatory	$3,789	$3,208
Maintenance (1)	8,818	7,896
Discretionary	4,910	7,299
Total capital spending	$17,517	$18,403

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

(2)	Of the total $18.4 million spent in 2017, $9.0 million was related to growth projects.

For the full year 2018, we plan to spend approximately $17.5 million, of which $10.3 million is budgeted to the pipelines and transportation segment and $7.2 million to the wholesale marketing and terminalling segment. We plan to spend approximately $4.9 million for discretionary projects in 2018, of which $3.7 million is expected to be spent in the pipelines and transportation segment and $1.2 million in the wholesale marketing and terminalling segment. The majority of the $3.7 million budgeted to discretionary projects in the pipelines and transportation segment relates to the construction of a new tank and a pipeline pump expansion. We plan to spend approximately $8.8 million for maintenance projects in 2018, of which $4.7 million is expected to be spent in the pipelines and transportation segment and $4.1 million in the wholesale marketing and terminalling segment. The majority of the $4.7 million budgeted for maintenance projects in the pipelines and transportation segment relates to the repair and replacement of certain of our tanks. The majority of the $4.1 million budgeted for maintenance projects in the wholesale marketing and terminalling segment relates to repairs on certain of our tanks and system upgrades at the terminals.

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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below, as of December 31, 2017, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$179,900	$—	250,000	$429,900
Capital lease obligations	—	—	—	—	—
Interest (1)	24,765	41,618	33,750	42,188	142,321
Operating lease commitments (2)	2,482	1,029	466	9	3,986
Total	$27,247	$222,547	$34,216	$292,197	$576,207

(1)
Includes expected interest payments on debt outstanding under our revolving credit facility in place at December 31, 2017 and on the 2025 Notes. Floating interest rate debt is calculated using December 31, 2017 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2017.

We also have other noncurrent liabilities pertaining to environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on asset retirement obligations and environmental liabilities in Notes 2 and 19, respectively, to our consolidated financial statements in Item 8.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At December 31, 2017 and 2016, we had open derivative contracts representing 370,000 barrels and 93,000 barrels, respectively, of refined petroleum products. We recognized (losses) gains associated with commodity derivatives not designated as hedging instruments of $(1.6) million, $2.1 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were recorded to cost of goods sold in the accompanying consolidated statements of income. Please see Note 17 to our accompanying consolidated financial statements for additional detail related to our derivative instruments.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at December 31, 2017.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2017 would be to change interest expense by approximately $1.8 million.

From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates. Additionally, our prior revolving credit facility required us to maintain interest rate hedging arrangements with respect to at least 50% of the amount funded on November 7, 2012 under the revolving credit facility, which was required to be in place for at least a three-year period beginning no later than March 7, 2013. Accordingly, effective February 25, 2013, we entered into an interest rate hedge in the form of a London Interbank Offered Rate interest rate cap for a term of three years for a total notional amount of $45.0 million, thereby meeting the requirements in effect at that time. The interest rate hedge remained in place in accordance with its terms through its maturity date in February 2016. In accordance with ASC 815, Derivatives and Hedging, we recorded no non-cash expense representing the change in estimated fair value of the interest rate hedge agreement for the years ended December 31, 2017 and 2016, respectively.

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

Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2017, we maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included in the section beginning on page F-1.

The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 26, 2018, the Board of our general partner adopted Amendment No. 1 (“Amendment No. 1”) to the Partnership Agreement, effective upon adoption, in response to certain changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 (the “BBA”) relating to partnership audit and adjustment procedures. Amendment No. 1 amends Section 9.3 of the Partnership Agreement to implement administrative provisions including the designation of a partnership representative to assist the Partnership with tax-related matters, and Section 9.4 to enable the Partnership to seek indemnity and reimbursement from unitholders for taxes paid by the Partnership that the unitholder would have owed individually had the tax been assessed at the unitholder level. A copy of Amendment No. 1 is filed as Exhibit 3.2(b) to this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek. As of December 31, 2017, three individuals (Messrs. Yemin, Ginzburg and Green) who serve as both directors and executive officers of the general partner and as officers - and, with respect to Mr. Yemin, a director - of Delek, also own membership interests of 5.00%, 0.20% and 0.20%, respectively, in the general partner. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.

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

Our common units are traded on the NYSE. Because we are a limited partnership, we rely on an exemption from the provisions of Section 303A.01 of the NYSE Listed Company Manual which would require the Board to be composed of a majority of independent directors. Despite this exemption, our Board is currently comprised of a majority of independent directors, though this could change in the future. We are not required to establish either a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and experience tests established by the NYSE and the Exchange Act.

At the date of this report, the Board consists of the following nine members: Ezra Uzi Yemin, Charles J. Brown, III, Mark B. Cox, Francis C. D'Andrea, Eric D. Gadd, Assaf Ginzburg, Frederec Green, Ronald Haddock and Reuven Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel has no material relationship with Delek or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.

Director Experience and Qualifications

The members of the general partner are responsible for filling vacancies on the Board at any time during the year and for selecting individuals to serve on the Board. From time to time, the members may utilize the services of search firms or consultants to assist in identifying and screening potential candidates. In accordance with the general partner's Governance Guidelines, in evaluating potential Board candidates, the members consider such qualifications and other factors as they deem appropriate, including the individual’s independence, education, experience, reputation, judgment, skill, integrity and industry knowledge. Directors should have experience in positions with a high degree of responsibility; be leaders in the organizations with which they are affiliated; and have the time, energy, interest and willingness to serve as a member of the Board. While the general partner has no policy requiring consideration of racial or ethnic classifications, gender, religion or sexual orientation, the members give consideration to the diversity of experiences and backgrounds of its directors, the degree to which the individual’s qualities and attributes will complement those of other directors, the extent to which the candidate would be a desirable addition to the Board and committees thereof, and other factors.

Executive Officers of Our General Partner

Our general partner's executive officers manage the day-to-day affairs of our business and conduct our operations. The executive officers of our general partner are appointed by the Board and serve in that capacity at the discretion of the Board. All of our general partner's executive officers are employees and officers of Delek. While the amount of time that our general partner's executive officers devote to our business varies in any given year, we currently estimate that approximately 10% to 20% of their productive business time is spent on the management and conduct of our operations for all executive officers except Mr. Moret, who following his appointment as President of our general partner in November 2017 now devotes a majority of his time to our operations. The executive officers of our general partner intend to devote as much of their time as is necessary for the proper conduct of our business. We also utilize a significant number of Delek's employees to operate our business and provide us with general and administrative services. Under the Omnibus Agreement, we pay Delek an annual fee, indexed for inflation, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, we reimburse Delek for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit.

Directors and Executive Officers of Our General Partner

The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	49	Chairman of the Board of Directors and Chief Executive Officer
Charles J. Brown, III	70	Director, Chairman of Conflicts Committee and Member of Audit and EHS Committees
Mark Baker Cox	59	Director
Francis C. D'Andrea	64	Director, Chairman of Audit Committee and Member of Conflicts and EHS Committees
Eric D. Gadd	62	Director, Chairman of EHS Committee and Member of Audit and Conflicts Committees
Assi Ginzburg	42	Director and Executive Vice President
Frederec Green	52	Director and Executive Vice President
Ron W. Haddock	77	Director
Reuven Spiegel	61	Director and Member of Audit, EHS and Conflicts Committees
Alan P. Moret	63	President
Kevin L. Kremke	44	Executive Vice President and Chief Financial Officer
Melissa M. Buhrig	42	Executive Vice President, General Counsel and Secretary
Daniel L. Gordon	40	Executive Vice President
Jared Paul Serff	50	Executive Vice President
Avigal Soreq	39	Executive Vice President

Ezra Uzi Yemin has served as the Chief Executive Officer and the Chairman of the Board of our general partner since April 2012. He has also served as the chairman of the board of directors of Delek since December 2012, its chief executive officer since June 2004 and its president and a director since April 2001. Mr. Yemin has served as the president of Alon USA Partners GP, LLC, an affiliate of the Partnership, since July 2017 and the chairman of the board of directors of Alon USA Energy, Inc., an affiliate of the Partnership, since May 2015. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers, and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as that of Delek (the owner of approximately 63.5% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.

Charles J. Brown, III has served as a member of the Board of our general partner since November 2012, as a member of the Audit Committee and Conflicts Committee (of which he is Chairman) since November 2012 and as a member of the Environmental, Health and Safety Committee (the "EHS Committee") since its inception in October 2016. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. Since July 2013, Mr. Brown has served as the executive vice president of Apex Clean Energy, Inc., an independent renewable energy company, where he manages legal and business development activities. Mr. Brown is currently the owner of, and since 2011, the chief advisor for, CRW Energy, a consulting firm focused in the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of a large international law firm. Mr. Brown was appointed to the

Board because of his experience in the energy industry, and because, as an attorney, he provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the Partnership.

Mark Baker Cox has been a member of the Board of our general partner since April 2012. From October 2016 to January 2017, Mr. Cox served as an Executive Vice President and Chief Administrative Officer of our general partner and Delek. From May 2013 until February 2016, Mr. Cox was the chief financial officer of Eco-Energy, Inc., an alternative energy company focused on the marketing, trading, transportation and blending of biofuels. He was an executive vice president of our general partner from April 2012 until March 2013 and of Delek from September 2009 until March 2013. Mr. Cox served as the chief financial officer of our general partner from April 2012 until January 2013 and as the chief financial officer of Delek from September 2009 until January 2013. From June 2007 until September 2009, Mr. Cox served as the senior vice president-treasurer and director of investor relations of Western Refining, Inc. Between 1994 and 2007, he was employed by Giant Industries, Inc., and served in various positions including vice president, executive vice president, treasurer, chief financial officer and assistant secretary. Mr. Cox was appointed to the Board because his energy industry and financial experience provides the Board with valuable expertise in financial and accounting matters typically confronted by companies in our industry.

Francis C. D'Andrea has served as a member of the Board of our general partner since August 2015, as Chairman of the Audit Committee and as a member of the Conflicts Committee since August 2015. He has also been a member of the EHS Committee since its inception in October 2016. Mr. D’Andrea is a certified public accountant. From 1979 through his retirement in 2012, Mr. D’Andrea served in various roles with Deloitte & Touche LLP, culminating in the role of senior partner from 2011 through 2012, preceded by his role as managing partner from 2005 through 2011 of Deloitte’s Houston/New Orleans audit practice, and was involved in such capacities with several public companies, including sponsors of master limited partnerships. Mr. D’Andrea was appointed to the Board of our general partner because the Board believes that his experience as a certified public accountant and partner with Deloitte & Touche LLP provides the Board with valuable experience in matters involving finance and accounting in general and master limited partnerships in particular.

Eric D. Gadd has served as a member of the Board of our general partner since October 2013 and as Chairman of the EHS Committee since its inception in October 2016. Mr. Gadd is currently principal director at Contanda LLC, which is a private company that operates bulk liquid terminals in North America. He has also been a member of the Audit Committee and Conflicts Committee since October 2013. Mr. Gadd is the founder and president of the consulting firm Awelon LLC, which is focused on expanding business development opportunities for both public and private companies in the energy sector. He has over 35 years of diverse experience in the energy industry including exploration and production field services, mid-stream, renewable energy, commodity trading and risk management, and mergers and acquisitions. Prior to forming Awelon LLC in 2006, Mr. Gadd held various executive positions with multiple leading companies in the energy industry over a 25-year period. Mr. Gadd was appointed to the Board because of his extensive energy industry experience.

Assi Ginzburg has served as an Executive Vice President and member of the Board of our general partner since April 2012. Mr. Ginzburg has also served as Delek's executive vice president since May 2009 and as a vice president of Delek since February 2005. Previously, Mr. Ginzburg served as chief financial officer of our general partner and Delek from January 2013 to June 2017 and as a member of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek in July 2017. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001. Mr. Ginzburg was instrumental in the successful completion of our initial public offering in November 2012, and he was appointed to the Board because his financial experience and knowledge of our and Delek's businesses provide the Board with valuable expertise into relevant business and financial and accounting matters.

Frederec Green has been an Executive Vice President and a member of the Board of our general partner since April 2012. Mr. Green has been Delek's chief operating officer since November 2016, an executive vice president of Delek since May 2009 and was the primary operational officer for Delek's refining operations from January 2005 to December 2016. He has served as an executive vice president and chief operating officer of Alon USA Partners GP, LLC since July 2017, its chief executive officer since August 2017, and a member of the board of directors of Alon USA Energy, Inc. since May 2015. Mr. Green has more than 25 years of experience in the refining industry, including 14 years at Murphy Oil USA, Inc. (NYSE: MUR), where he served as a senior vice president during his last six years. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in-depth knowledge of our and Delek's businesses and operations.

Ron W. Haddock has served as a member of the Board of our general partner since July 2017. Mr. Haddock is currently Chairman and Chief Executive Officer of AEI Services LLC, an international power generation/distribution and natural gas distribution company, positions he has held since 2004 and August 2003, respectively. He also served on the board of Alon Energy USA, Inc. from December 2000 until its acquisition by Delek in July 2017 and has served on the board of Petron Corporation, an oil refining and marketing company in the Philippines since December 2008. From January 1989 to July 2000, Mr. Haddock served as chief executive officer of FINA, Inc., a Belgian oil company. Mr. Haddock also served on the boards of Safety-Kleen Systems, Inc., a waste management, oil recycling and refining company, from 2003 to 2012, and Trinity Industries, Inc. (NYSE: TRN), a diversified transportation, industrial and construction company, from 2007 to 2013, as well as eight other corporate boards. The Board believes that Mr. Haddock’s extensive directorship experience, past executive positions within the refining industry, financial reporting background and expertise qualify him to serve as a member of the Board.

Reuven Spiegel has served as a member of the Board of our general partner since July 2014, as a member of the Audit Committee and Conflicts Committee since September 2014 and as a member of the EHS Committee since its inception in October 2016. Mr. Spiegel has served in the financial and real estate industry since 1983. Prior to joining the Board, Mr. Spiegel served as president, chief executive officer, and senior executive vice president of Israel Discount Bank Ltd. (TLV: DSCT) from 2001 through 2014. In 2005 and 2006, Mr. Spiegel also served as chairman of the board of Discount Mortgage Bank. The Board believes that Mr. Spiegel's financial industry experience provides the Board with valuable expertise in the Partnership's financial and accounting matters.

Alan P. Moret has been the President of our general partner since November 2017 and an Executive Vice President of our general partner since July 2017. Mr. Moret was the chief executive officer of Alon USA Partners GP, LLC from January 2017 until August 2017 and the interim chief executive officer of Alon USA Energy, Inc. from January 2017 until its merger with a subsidiary of Delek in July 2017. Prior to these appointments, Mr. Moret served as senior vice president of supply, trading and logistics at Alon USA Partners GP, LLC since 2008 and, prior to that, as Senior vice president of supply of Alon USA Energy, Inc.'s Asphalt Division where he directed the company's asphalt operations and marketing. Mr. Moret joined Alon USA Energy, Inc. in August 2006 in connection with Alon's acquisition of Paramount Petroleum Corporation, where he served as president from November 2001 to August 2006. Prior to joining Paramount Petroleum Corporation, Mr. Moret held various positions with Atlantic Richfield Company, most recently as president of ARCO Crude Trading, Inc. and served as president of ARCO Seaway Pipeline Company from 1997 to 1998.

Kevin L. Kremke has served as the Chief Financial Officer of our general partner since June 2017 and an Executive Vice President of our general partner since April 2017. He has also served as Delek's chief financial officer since June 2017 and as an executive vice president of Delek since April 2017. He served as an executive vice president and secretary of Alon USA Partners GP, LLC since July 2017 and its chief financial officer since August 2017. He has served as a director of Alon USA Energy, Inc. since July 2017. Prior to joining us in April 2017, Mr. Kremke served as the chief financial officer of Ciner Resources Corporation and Ciner Resources LP (NYSE: CINR), a publicly traded master limited partnership, since June 2014, and as director of the general partner of Ciner Resources LP since December 2014. His responsibilities at Ciner Resources Corporation included overseeing the overall financing activities, strategic planning, investor relations, treasury and accounting. He also has served on the audit committee of American Natural Soda Ash Corporation since June 2014. From August 2011 to February 2014, Mr. Kremke served as the vice president of finance and strategic planning at Cheniere Energy, Inc. (NYSE American: LNG).

Melissa M. Buhrig has served as the Executive Vice President, General Counsel and Secretary of our general partner and of Delek since October 2017. Ms. Buhrig has nearly 18 years of legal experience, primarily in the refining sector. Most recently, she served as senior vice president - services and compliance officer for Western Refining, Inc. and Western Refining Logistics, LP (NYSE: WNRL). Ms. Buhrig joined Western Refining in 2005 as deputy general counsel and held roles of increasing responsibility including vice president, assistant general counsel and secretary. In 2014, she joined the general partner of Northern Tier Energy LP as executive vice president, general counsel, secretary and compliance officer until completion of the merger between Western Refining, Inc. and Northern Tier Energy in 2016.

Daniel L. Gordon has been an Executive Vice President of our general partner since October 2014, an executive vice president of Delek since August 2014, a vice president of Delek since November 2012, and a vice president of Delek's former subsidiary, MAPCO Express, Inc., from 2011 until the sale of our retail segment in November 2016. Prior to joining us in 2011, Mr. Gordon had served as president of Aska Energy in Atlanta, Georgia since 2009.

Jared Paul Serff has served as an Executive Vice President of our general partner and Delek since May 2017 and a Vice President since July 2015. Prior to joining us, Mr. Serff was the chief human resources officer of Itron, Inc. (NASDQ: ITRI) from July 2004 to February 2014. Itron is a publicly-traded technology company offering products and services in energy and water resource management. Mr. Serff’s responsibilities at Itron included overseeing the global human resources function supporting approximately 10,000 employees operating in 60 countries around the world.

Avigal Soreq has been an Executive Vice President of our general partner since October 2015 and a Vice President since December 2012. He has also served as Delek's chief commercial officer since November 2016, an executive vice president of Delek since August 2015 and as a vice president of Delek since December 2012. He served as a member of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek in July 2017. Prior to joining us in October 2011, Mr. Soreq worked in business development for SunPower Corporation (NASDAQ: SPWR), an American energy company that designs and manufactures solar panels. Prior to joining SunPower Corporation, Mr. Soreq worked as a senior finance and business consultant for Trabelsy & Co and as a consultant in the corporate finance department for KPMG’s Tel-Aviv office. Mr. Soreq served in the Israeli Air Force in various roles between 1996 and 2004 and reached the rank of Major. Mr. Soreq is a certified public accountant in Israel.

Board Leadership Structure

Mr. Yemin serves as Chairman of the Board. Our general partner has no policy with respect to the unification or separation of the offices of Chairman and CEO. Rather, the Board's policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry. He is also the Chairman of the board of directors of Delek, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chairman of the board of a publicly traded company. As such, the Board feels that combining the roles of Chairman and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met 20 times in the year ended December 31, 2017, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he served during the year.

Executive Sessions

Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and our industry, while the other Board members bring experience and expertise specific to us and Delek. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors generally conduct such executive sessions in connection with each quarterly meeting of the Audit Committee and otherwise as may be necessary. Mr. Spiegel was appointed lead independent director of the Board during the year ended December 31, 2017. In this capacity, Mr. Spiegel generally presides over these executive sessions.

Communications with the Board of Directors of Our General Partner

Unitholders or other interested parties who wish to communicate with any of our directors, any committee chairperson or the Board may do so by writing to the director, committee chairperson or the Board in care of the Secretary of the general partner of Delek Logistics Partners, LP at 7102 Commerce Way, Brentwood, Tennessee 37027. Any such communication received will be forwarded directly to the director to whom it is addressed. If the communication is addressed to the Board and no particular director is named, the communication will be forwarded, depending on the subject matter, to the appropriate committee chairperson or to all members of the Board.

Committees of the Board of Directors of Our General Partner

Audit Committee

The Board has a standing Audit Committee. The Audit Committee consists of Messrs. D'Andrea (chairman), Brown, Gadd and Spiegel. Mr. D'Andrea joined the committee in August 2015. Mr. Brown joined the committee at its inception in November 2012, and Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Audit Committee met seven times during the year ended December 31, 2017, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee and at least 75% of the aggregate of all meetings of the Board and committees on which he served during the year.

The Board has determined that (i) each of Messrs. D'Andrea, Brown, Gadd and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE and as financially literate, and (ii) Mr. D'Andrea meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Conflicts Committee

The Conflicts Committee consists of Messrs. Brown (chairman), D'Andrea, Gadd and Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Messrs. Gadd, Spiegel and D'Andrea joined the committee in October 2013, September 2014 and August 2015, respectively. The Conflicts Committee met two times during the year ended December 31, 2017, either in person or telephonically, with each member attending at least 75% of all meetings of the Conflicts Committee.

Our Partnership Agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest between us and Delek or any other person. However, pursuant to the Partnership Agreement and our Related Party Transactions Policy adopted by the Board, the Board or management of our general partner may submit certain related party transactions for review and approval or ratification by the Board or an authorized committee thereof. It is generally expected that the Conflicts Committee will be best suited to review such related party transactions. In certain instances, the Related Party Transactions Policy effectively requires that certain related party transactions be submitted to the Conflicts Committee for review. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the Partnership and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. Any unitholder challenging any matter approved by the Conflicts Committee in accordance with the terms of our Partnership Agreement will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our Partnership Agreement. For further discussion of the Conflicts Committee and the Related Party Transactions Policy, see Item 13. "Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Procedures for Review, Approval or Ratification of Transactions with Related Parties."

Environmental, Health and Safety Committee

The EHS Committee was formed in October 2016 and has consisted of Messrs. Gadd (chairman), Brown, D'Andrea and Spiegel from its inception. The EHS Committee met four times in 2017, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Company’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.

Director Nominations and Corporate Governance

As a limited partnership, we rely on an exemption from the provisions of the NYSE Listed Company Manual, which would otherwise require us to have a nominating and corporate governance committee. Our general partner is a limited liability company and its directors are not elected by our unitholders, but by its members in their sole discretion. Accordingly, the Board believes it is unnecessary to have a nominating and corporate governance committee or a committee performing the functions of such a committee. Candidates to serve on the Board are reviewed and selected in accordance with our general partner's Governance Guidelines, which are available on our corporate website at www.DelekLogistics.com. Pursuant to the Merger Agreement, Delek agreed to cause our general partner to increase the size of the Board by one seat, to appoint an individual selected by the Independent Director Committee of Alon USA prior to the closing date of the Delek/Alon Merger to such newly created seat, and to cause such individual to be re-elected to the Board for terms to be no less than two years after the closing date of the Delek/Alon Merger, subject to our Governance Guidelines. Ronald Haddock was designated by the Independent Director Committee of Alon USA to fill such seat pursuant to the Merger Agreement and, on July 18, 2017, the Board elected Mr. Haddock to fill such seat for a term ending no less than two years after the closing date of the Delek/Alon Merger, subject to our Governance Guidelines.

Compensation Decisions

Our general partner does not have a compensation committee. Our general partner has decided that a compensation committee is not necessary at this time, primarily because neither our general partner nor the Partnership regularly provides compensation to the general partner's executive officers.

However, our Board believes it is important to promote the interests of the Partnership by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf, incentive compensation awards for their service. Accordingly, the general partner adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek, the LTIP is administered by the Conflicts Committee with respect to those awards. The disinterested members of the full Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner. A compensation consultant was not used in the formulation of our executive compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner, see Item 11. Executive Compensation.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and regulations of the SEC thereunder, requires the executive officers and directors of our general partner and persons who own more than ten percent of our common units, as well as certain affiliates of such persons, to file initial reports of ownership of our common units and changes in their ownership with the SEC. Executive officers, directors and persons owning more than ten percent of our common units are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.
Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2017, all filing requirements applicable to the executive officers and directors of our general partner and owners of more than ten percent of our common units were met, except for the following late reports:

•	On April 17, 2017, Delek US Holdings, Inc. filed a Form 4 reporting the acquisition of 1,800 common units that occurred on April 12, 2017.

•	On November 15, 2017, Ms. Melissa M. Buhrig filed a Form 3 reporting that Ms. Buhrig became an executive officer on October 24, 2017.

•	On December 13, 2017, Mr. Frederec Green filed a Form 4 reporting the disposition of 1,367 common units that occurred on December 10, 2017 due to the fact that the vesting date fell over a weekend.

•	On December 13, 2017, Mr. Ezra Uzi Yemin filed a Form reporting the disposition of 3,348 common units that occurred on December 10, 2017 due to the fact that the vesting date fell over a weekend.

•	On December 14, 2017, Mr. Daniel L. Gordon filed a Form 4 reporting the disposition of 273 common units that occurred on December 10, 2017 due to the fact that the vesting date fell over a weekend.

•	On December 13, 2017, Mr. Assaf Ginzburg filed a Form 4 reporting the disposition of 673 common units that occurred on December 10, 2017 due to the fact that the vesting date fell over a weekend.

•
On February 14, 2018, Mr. Mark Cox filed a Form 5 reporting the disposition of 81 common units that occurred on June 10, 2015, 81 common units that occurred on June 10, 2016, 80 common units that occurred on June 10, 2016 and 814 common units that occurred on June 10, 2017.

•
On February 19, 2018, Mr. Francis D'Andrea filed a Form 4/A correcting certain information contained in a Form 4 filed by Mr. Francis D'Andrea reporting the acquisition of 2,018 common units that occurred on June 10, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

All of our general partner's executive officers are employees of Delek. Neither we nor our general partner directly employs any of the executive officers responsible for managing our business.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2017. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. These individuals may be referred to herein as our named executive officers or “NEOs.”

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

Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $3.7 million per year to Delek for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek directly for a proportionate amount of the salary and employee benefits costs of Delek employees who devote more than 50% of their time to our business and affairs.

None of our NEOs devoted more than 50% of his total business time to our business and affairs in 2017. Although our NEOs provide services to both Delek and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek, and we have not reimbursed Delek for the cost of such services. Except for awards under the LTIP, Delek has the ultimate decision-making authority with respect to the compensation of our NEOs.

Compensation Objectives and Philosophy

Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2017. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with the Offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:

•	to motivate and retain our general partner's key executives;

•	to align the long-term economic interests of our general partner's executives with those of our unitholders; and

•	to reward excellence and performance by our general partner's executives that increases the value of our units.

Awards may be made under the LTIP to officers, directors and employees of Delek, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. No phantom units were granted to our executive officers in 2017.

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

Compensation Consultants

Our general partner does not have a compensation committee, and its Board did not retain a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2017, as the Board elected to keep 2017 compensation to its non-employee directors the same as it was in 2016 and 2015.

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

The members of the Conflicts Committee have submitted this Report to the Board of Directors as of February 28, 2018:

Charles J. Brown, III (Chairman)
Francis C. D'Andrea
Eric D. Gadd
Reuven Spiegel

2017 Summary Compensation Table

The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2017 (and the two prior fiscal years) for our general partner's principal executive officer (Mr. Yemin), former principal financial officer (Mr. Ginzburg) and current principal financial officer (Mr. Kremke). Messrs. Yemin, Ginzburg and Kremke are referred to collectively herein as our "named executive officers" or "NEOs."

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ezra Uzi Yemin Chief Executive Officer	2017	—	—	—	—	—	—
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Assaf Ginzburg Executive Vice President and Former Chief Financial Officer	2017	—	—	—	—	—	—
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Kevin Kremke Chief Financial Officer	2017	—	—	—	—	—	—
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—

(1)	Because none of our executive officers received total compensation from us or our general partner in excess of $100,000 in 2017, information is presented only for Messrs. Yemin, Ginzburg and Kremke.

Grants of Plan Based Awards in 2017

Because our NEOs continued to benefit from significant plan-based equity awards granted in prior years, our NEOs were not granted plan-based equity awards during 2017.

Outstanding Equity Awards at December 31, 2017

The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2017.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Ezra Uzi Yemin	—	—	n/a	n/a	—	$—
Assaf Ginzburg	—	—	n/a	n/a	—	$—
Kevin Kremke	—	—	n/a	n/a	—	$—

Option Exercises and Stock Vested in 2017

The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2017.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin	—	n/a	24,488	$758,516
Assaf Ginzburg	—	n/a	5,000	$154,875
Kevin Kremke	—	n/a	—	$—

(1)	Consists of the following:

Date	NEO	Phantom Units Vested	Fair Market Value Per Unit	Value Realized on Vesting
6/10/2017	Yemin	12,244	$32.20	$394,257
	Ginzburg	2,500		$80,500
	Kremke	—		$—
12/10/2017	Yemin	12,244	$29.75	$364,259
	Ginzburg	2,500		$74,375
	Kremke			$—

Potential Payments Upon Termination or Change-In-Control

The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek and the LTIP took place on December 31, 2017 and their last day of employment with our general partner or its affiliates was December 31, 2017. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name	Termination of Employment	Change-In-Control (1)
Ezra Uzi Yemin	—	$—
Assaf Ginzburg	—	$—
Kevin Kremke	—	$—

(1) The phantom units previously held by Messrs. Yemin and Ginzburg were fully vested as of December 31, 2017.

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

Compensation of Directors in 2017

Officers and employees of Delek or its subsidiaries do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors during 2017 (Messrs. Brown, Cox, D'Andrea, Gadd, Haddock and Spiegel) (the "Compensated Directors") was determined by the Board. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time. For 2017, the Board did not engage a compensation consultant to evaluate Compensated Director compensation, and instead considered the other factors outlined above. The Board determined to keep the amount of compensation for the Compensated Directors in 2017 the same as it was in 2016 and 2015, except that Mr. Spiegel was awarded a portion of the $10,000 Lead Director Fee for his service as Lead Independent Director in 2017, which was not previously a position on the Board. This compensation includes a cash retainer for service on the Board and its Committees (and a Lead Director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period, as set forth below:

Board of Directors Retainer (Per Year)	$50,000
Lead Director Fee (Per Year)	$10,000
Committee Retainers (Per Year):	Chairman	Others
Audit Committee	$10,000	$5,000
Conflicts Committee	$5,000	$2,500
EHS Committee	$5,000	$3,000
Target Value for Equity Awards (Per Year)	$65,000

In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our Partnership Agreement.

The following table sets forth a summary of the compensation we paid to the members of the Board for service during 2017.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	62,750	64,980	—	—	127,730
Mark Baker Cox	35,278	64,980	—	—	100,258
Francis C. D'Andrea	67,750	64,980	—	—	132,730
Eric D. Gadd	62,083	64,980	—	—	127,063
Ron W. Haddock (4)	13,125	—	—	—	13,125
Reuven Spiegel	62,750	64,980	—	—	127,730

(1)	Because they are officers and employees of Delek or its subsidiaries, Messrs. Yemin, Ginzburg and Green did not receive any compensation for their service as directors in 2017.

(2)	This column reports the amount of cash compensation earned in 2017 for Board and committee service and the Lead Director Fee.

(3)
Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2017 fiscal year are included in Note 13 to our audited financial statements for the 2017 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $32.20 per unit is equal to the NYSE closing price of our common units as of the June 10, 2017 grant date. Messrs. Brown, Cox, D'Andrea, Gadd and Spiegel held 1,248, 0, 632, 1,498 and 1,248 outstanding phantom units, respectively, at December 31, 2017.

(4)	As of July 2017, Mr. Haddock joined the Board and began receiving compensation as a director at that time.

Compensation Committee Interlocks and Insider Participation

Messrs. Brown, D'Andrea, Gadd and Spiegel served on the Conflicts Committee during 2017 and Mr. Yemin and the Board assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.

CEO Pay Ratio

As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our chief executive officer in 2017.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our chief executive officer.

We expect the CEO pay ratio disclosure with respect to employees of Delek, including our NEOs, to be set forth in Delek’s annual proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 26, 2018 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek US Holdings, Inc. by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount, Nature and Percentage of Beneficial Ownership of Subordinated Units (2)		Amount, Nature and Percentage of Beneficial Ownership of General Partner Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP						Delek US Holdings, Inc.
	(#)	(%)	(#)	(%)	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	15,294,046	62.7	—	n/a	497,604	100.0	n/a	n/a
Advisory Research Inc. (5)	1,643,562	6.7	—	n/a	—	n/a	n/a	n/a
Directors, Director Nominees and NEOs:
Ezra Uzi Yemin (6)	261,570	*	—	n/a	—	n/a	368,367	*
Charles Brown	10,919	*	—	n/a	—	n/a	—	n/a
Mark Baker Cox	29,626	*	—	n/a	—	n/a	39,000	*
Francis C. D'Andrea	4,768	*	—	n/a	—	n/a	—	n/a
Eric Gadd	8,494	*	—	n/a	—	n/a	—	n/a
Assi Ginzburg (7)	16,510	*	—	n/a	—	n/a	33,872	*
Frederec Green (8)	68,552	*	—	n/a	—	n/a	78,421	*
Ron W. Haddock	—	*	—	n/a	—	n/a	—	n/a
Reuven Spiegel	6,494	*	—	n/a	—	n/a	—	n/a
Kevin Kremke	—	*	—	n/a	—	n/a	—	n/a
Melissa Buhrig	—	*	—	n/a	—	n/a	—	n/a
Alan P. Moret	—	*	—	n/a	—	n/a	—	n/a
Dan Gordon	2,181	*	—	n/a	—	n/a	15,498	*
All directors, all director nominees, all NEOs and all executive officers as a group (13 persons)	409,114	1.7					535,158	*

*	Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.

(1)	Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.

(2)
For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 24,382,633 common units representing limited partner interests and 497,604 general partner units issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 83,919,132 shares issued and outstanding shares on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $33.97 fair market value of Delek US Holdings, Inc. Common Stock on the Measurement Date and the exercise price divided by $33.97).

(4)
Subsidiaries of Delek US Holdings, Inc. hold the common units and general partner units. Lion Oil Company and Delek Marketing & Supply, LLC directly hold 12,611,465 and 2,682,581 common units, respectively. Delek Logistics GP, LLC directly holds all general partner units. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the United States Securities and Exchange Commission (the "SEC") pursuant to the information requirements of the Securities Exchange Act of 1934, as amended.

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

(6)
33,500 of our units and 106,802 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. Delek US Holdings, Inc. Common Stock includes 11,654 RSUs that will vest within 60 days of the Measurement Date and 21,261 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date.

(7)	Delek US Holdings, Inc. Common Stock includes 8,033 RSUs that will vest within 60 days of the Measurement Date.

(8)	Delek US Holdings, Inc. Common Stock includes 5,326 RSUs that will vest within 60 days of the Measurement Date.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2017 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	546,784	N/A	123,031
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	546,784	N/A	123,031

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 407(a) of Regulation S-K is included in Item 10. Directors, Executive Officers and Corporate Governance above.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of February 26, 2018, Delek owned 15,294,046 common units and 497,604 general partner units, as well as incentive distribution rights, which collectively represents a 63.5% ownership interest in the Partnership. Certain transactions with Delek and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek and its affiliates, including our general partner, own more than five percent of our equity interests. In addition, Messrs. Yemin, Ginzburg, Kremke, Green, Gordon, Serff and Soreq and Ms. Buhrig serve as executive officers of both Delek and our general partner.

Distributions and Payments to Delek and Our General Partner

Our Partnership Agreement generally requires us to make quarterly cash distributions of 98% of our "available cash" to limited partners, including Delek, and 2.0% to our general partner (assuming it makes any capital contributions necessary to maintain its 2.0% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner may be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. Our distribution made for the quarter ended December 31, 2017 was made above the highest target distribution level. During 2017, we made cash distributions totaling $86.2 million to our unitholders, of which $60.1 million was paid to Delek and our general partner.

Acquisitions

On February 26, 2018, a definitive agreement was entered into between the Partnership and Delek for the Partnership to acquire certain logistics assets primarily located adjacent to Delek's Big Spring, Texas refinery for $315.0 million. In addition, the parties expect to enter into a new wholesale marketing agreement, whereby the Partnership will market certain finished products produced at the Big Spring refinery to various branded and unbranded customers in return for a marketing fee. The Partnership and various of their subsidiaries also expect to enter into and amend certain existing contracts, such as a new throughput and tankage agreement for the Big Spring Logistics Assets. The transaction and related agreements are to be approved by the Conflicts Committee of Delek Logistics’ general partner. This transaction is described in greater detail in Note 21 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement

We have entered into a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek, and Delek commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek. The amounts paid under those agreements and other non-contractual arrangements with Delek during 2017 are as follows:

•	Delek, directly or indirectly, paid us approximately $2.1 million pursuant to the Memphis terminalling agreement and $1.2 million for terminalling services at our Nashville, Tennessee terminal;

•	Delek paid us approximately $9.3 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement;

•	Delek paid us approximately $20.4 million pursuant to the East Texas marketing agreement;

•	Delek paid us approximately $3.6 million pursuant to the amended and restated services agreement for the Big Sandy terminal and pipeline;

•	Delek paid us approximately $20.3 million pursuant to the Tyler Terminal and Tank Assets Throughput and Tankage Agreement;

•	Delek, directly or indirectly, paid us approximately $2.0 million pursuant to the North Little Rock terminalling services agreement;

•	Delek, directly or indirectly, paid us approximately $19.5 million pursuant to the El Dorado Terminal and Tank Assets Throughput and Tankage Agreement;

•	Delek paid us approximately $4.3 million related to revenue earned on our Greenville-Mount Pleasant Assets;

•	Delek paid us approximately $10.8 million related to revenue earned on trucking services;

•	Delek paid us approximately $6.1 million related to the El Dorado Rail Offloading Racks; and

•	Delek paid us approximately $2.0 million related to the Tyler Crude Tank.

For a discussion of a third party's involvement in certain of these agreements, see Item 1. "Business—Commercial Agreements—Delek's Crude Oil and Refined Products Supply and Offtake Arrangement."

Omnibus Agreement. The Omnibus Agreement (as defined in Note 4 to our consolidated financial statements) governs a number of important aspects of the Partnership’s business relationship with Delek. For a more extensive summary of this agreement and its amendment history, see Item 1, “Business—Commercial Agreements—Other Agreements with Delek.” The Omnibus Agreement addresses, among other things, the following matters:

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

•
our obligation to pay an annual fee to Delek, currently in the amount of $3.7 million, for Delek's provision of centralized corporate services, including executive management services of Delek employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration;

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

Pursuant to the terms of the Omnibus Agreement, we paid Delek or our general partner approximately $4.0 million and $21.7 million during the year ended December 31, 2017 for general corporate and administrative services and operational and management services, respectively. Additionally, we paid Delek $12.1 million for various other operational and general and administrative services.

We were reimbursed $0.3 million pursuant to the Omnibus Agreement in relation to expenses incurred in connection with crude oil releases. We were also reimbursed $3.5 million for certain capital improvements pursuant to the terms of the Omnibus Agreement. In addition, we were reimbursed $0.9 million million for tax related to Delek's refining operations.

Other Related Party Transactions

In addition to the agreements described above, we purchased finished product and bulk biofuels from Delek, totaling $41.5 million and $13.5 million, respectively, during the year ended December 31, 2017. We sold RINs in the amount of approximately $5.6 million to Delek during the year ended December 31, 2017. We also sold $0.8 million of finished product in our west Texas operations to Delek and Alon USA, an equity method investee of Delek prior to the Delek/Alon merger during the year ended December 31, 2017.

We entered into a senior secured revolving credit agreement on November 7, 2012, with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The agreement was amended and restated on July 9, 2013 (the "Amended and Restated Credit Agreement") and was most recently amended and restated on December 30, 2014 (the "Second Amended and Restated Credit Agreement"). The obligations under the Second Amended and Restated Credit Agreement are secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing") provides a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement, the guaranty and the transactions related to it are described in greater detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Position and Indebtedness.”

Procedures for Review, Approval or Ratification of Transactions with Related Parties

The Board of Directors of our general partner has adopted a written policy for the review, approval and ratification of transactions with related parties. The Board of Directors reviews this policy annually. For the purposes of this policy, a related party is defined as (i) any director or executive officer of our general partner, (ii) any unitholder owning in excess of 5% of our common units or an affiliate of our general partner, (iii) any immediate family member of an individual of any such person, (iv) any entity in which we have an investment that is accounted for under the equity method of accounting, and (v) any entity that is owned or controlled by someone listed in (i) - (iv) above or any entity in which someone listed in (i) - (iv) above has a substantial ownership interest or control of such entity. A related party transaction under the policy is generally expected to be a transaction in which we are a participant with a related party and which requires disclosure under Item 404 of Regulation S-K, other than transactions that are undertaken pursuant to existing agreements and the ongoing performance of which meet certain prior filing or approval requirements. Transactions that are otherwise resolved under Section 7.9 of the Partnership Agreement are not required to be reviewed or approved under the policy.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees. Audit fees of $709,573 and $631,199 paid for the services of Ernst & Young LLP during fiscal years 2017 and 2016, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions and investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended December 31, 2017 and December 31, 2016, regardless of when the fees and expenses were paid.

Audit-related fees. Audit-related fees of $70,300 paid for the services of Ernst & Young LLP during fiscal year 2016 include services related to agreed upon procedures for us and our subsidiaries related to acquisition due diligence services. No audit-related fees were paid in 2017.

Tax Fees and All Other Fees. No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2017 and 2016.

The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.

Pre-Approval Policies and Procedures. In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the years ended December 31, 2017 and 2016, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

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

3.	Exhibits - See below.

EXHIBITS

Exhibit No.		Description
1.1
Purchase Agreement, dated as of May 18, 2017, among the Partnership, Finance Corp., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 1.1 to the Partnership’s Form 8-K filed on May 24, 2017).

3.1		Certificate of Limited Partnership of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.2(a)
First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated November 7, 2012 (incorporated by reference to Exhibit 3.1 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

3.2(b)	#	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated February 27, 2018.
3.3		Certificate of Formation of Delek Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to the Partnership's Registration Statement on Form S-1 (File No. 333-182631) filed on July 12, 2012).
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

4.2		Form of 6.750% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017).
4.3
Registration Rights Agreement, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to the Partnership's Form 8-K filed on May 24, 2017).

10.1	*
Amended and Restated Employment Agreement, dated as of July 8, 2011, by and between Paramount Petroleum Corporation and Alan P. Moret (the “Moret Employment Agreement”) (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.'s Form 8-K filed on July 13, 2011, SEC File No. 001-32567).

10.2	*
First Amendment, dated as of May 12, 2015, by and between Alan P. Moret and Alon USA GP, LLC to the Moret Employment Agreement (incorporated by reference to Exhibit 10.4 to Alon USA Energy, Inc.'s Form 8-K filed on May 15, 2015, SEC File No. 001-32567).

10.3	*
Second Amendment, dated as of July 1, 2017, by and among Alan P. Moret, Alon USA GP, LLC, and Delek US Holdings, Inc. to the Moret Employment Agreement (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on July 10, 2017).

10.4	*#	Executive Employment Agreement, dated as of February 27, 2018, by and between Alan P. Moret and Delek US Energy, Inc.
10.5	*
Executive Employment Agreement, effective October 24, 2017, by and between Delek US Holdings, Inc. and Melissa M. Buhrig (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on October 30, 2017.

10.6	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.7
First Amendment to Marketing Agreement, dated July 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on November 3, 2016).

10.8
Second Amendment to Marketing Agreement, dated as of December 19, 2016, but effective as of October 1, 2016, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-K filed on February 28, 2017).

10.9
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.10
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 5, 2016).

10.11	*
General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 5, 2016).

10.12
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

10.13
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

10.14
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

10.15
Contribution, Conveyance and Assumption Agreement, dated November 7, 2012, by and among Delek Logistics Partners, LP, Delek Logistics GP, LLC, Delek Logistics Operating, LLC, Delek Crude Logistics, LLC, Delek US Holdings, Inc., Delek Marketing & Supply, LLC, Delek Marketing and Supply, LP, Lion Oil Company and Delek Logistics Services Company (incorporated by reference to Exhibit 10.4 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.16	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).
10.17	*
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.18
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.19
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.20
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.21	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.22	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.23	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Partnership's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

10.24
Asset Purchase Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.25
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.26
Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.27
Asset Purchase Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.28
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.29
Asset Purchase Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on April 6, 2015).

10.30
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.31	++
First Amended and Restated Limited Liability Company Agreement of Rangeland Rio Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.32	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

21.1	#	Subsidiaries of Registrant.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
24.1	#	Power of Attorney.
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	^
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

*		Management contract or compensatory plan or arrangement.
#		Filed herewith.
##		Furnished herewith.
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

Delek Logistics Partners, LP

Consolidated Financial Statements
As of December 31, 2017 and 2016 and
For Each of the Three Years Ended December 31, 2017, 2016 and 2015

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.
Nashville, Tennessee
February 28, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 28, 2018

Delek Logistics Partners, LP

Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,675	$59
Accounts receivable	23,013	19,202
Accounts receivable from related parties	1,124	2,834
Inventory	20,855	8,875
Other current assets	783	1,071
Total current assets	50,450	32,041
Property, plant and equipment:
Property, plant and equipment	367,179	342,407
Less: accumulated depreciation	(112,111)	(91,378)
Property, plant and equipment, net	255,068	251,029
Equity method investments	106,465	101,080
Goodwill	12,203	12,203
Intangible assets, net	15,917	14,420
Other non-current assets	3,427	4,774
Total assets	$443,530	$415,547
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$19,147	$10,853
Excise and other taxes payable	4,700	4,841
Tank inspection liabilities	902	1,013
Pipeline release liabilities	1,000	1,097
Accrued expenses and other current liabilities	6,033	2,925
Total current liabilities	31,782	20,729
Non-current liabilities:
Long-term debt	422,649	392,600
Asset retirement obligations	4,064	3,772
Other non-current liabilities	14,260	11,730
Total non-current liabilities	440,973	408,102
Deficit:
Common unitholders - public; 9,088,587 units issued and outstanding at December 31, 2017 (9,263,415 at December 31, 2016)	174,378	188,013
Common unitholders - Delek; 15,294,046 units issued and outstanding at December 31, 2017 (15,065,192 at December 31, 2016)	(197,206)	(195,076)
General partner - 497,604 units issued and outstanding at December 31, 2017 (496,502 at December 31, 2016)	(6,397)	(6,221)
Total deficit	(29,225)	(13,284)
Total liabilities and deficit	$443,530	$415,547
See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP

Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Net sales:
Affiliate (1)	$156,280	$149,564	$152,564
Third party	381,795	298,495	437,105
Net sales	538,075	448,059	589,669

Operating costs and expenses:
Cost of goods sold	372,890	302,158	436,304
Operating expenses	43,274	37,198	44,923
General and administrative expenses	11,840	10,256	11,384
Depreciation and amortization	21,914	20,813	19,692
(Gain) loss on asset disposals	(20)	(16)	104
Total operating costs and expenses	449,898	370,409	512,407
Operating income	88,177	77,650	77,262
Interest expense, net	23,944	13,587	10,658
(Income) loss from equity method investments	(4,953)	1,178	588
Other income, net	(1)	—	—
Total non-operating expenses	18,990	14,765	11,246
Income before income tax (benefit) expense	69,187	62,885	66,016
Income tax (benefit) expense	(222)	81	(195)
Net income	69,409	62,804	66,211
Less: loss attributable to Predecessors	—	—	(637)
Net income attributable to partners	69,409	$62,804	$66,848
Comprehensive income attributable to partners	$69,409	$62,804	$66,848

Less: General partner's interest in net income, including incentive distribution rights	18,429	12,193	5,163
Limited partners' interest in net income	$50,980	$50,611	$61,685

Net income per limited partner unit (2):
Common units - (basic)	$2.09	$2.08	$2.55
Common units - (diluted)	$2.09	$2.07	$2.52
Subordinated units - Delek (basic and diluted)	$—	$2.19	$2.54

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,348,063	22,490,264	12,237,154
Common units - (diluted)	24,376,972	22,558,717	12,356,914
Subordinated units - Delek (basic and diluted)	—	1,803,167	11,999,258

Cash distributions per limited partner unit	$2.835	$2.575	$2.240

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

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)

		Partnership
	Equity of Predecessors	Common - Public	Common - Delek	Subordinated - Delek	General Partner - Delek	Total
	(In thousands)
Balance at December 31, 2014	$19,726	$194,737	$(241,112)	$73,515	$(7,085)	$39,781
Sponsor contributions of equity to the Predecessor	115	—	—	—	—	115
Loss attributable to Predecessor	(637)	—	—	—	—	(637)
Allocation of net assets acquired by the unitholders	(19,204)	—	18,820	—	384	—
Cash distributions (1)	—	(20,755)	(66,698)	(25,919)	(5,156)	(118,528)
Sponsorship contribution of fixed assets	—	—	573	—	11	584
Net income attributable to partners	—	24,039	7,121	30,525	5,163	66,848
Unit-based compensation	—	740	219	940	(1,493)	406
Other	—	(360)	249	(460)	984	413
Balance at December 31, 2015	—	198,401	(280,828)	78,601	(7,192)	(11,018)
Sponsor contributions of equity to the Predecessor	—	—	—	—	—	—
Loss attributable to Predecessor	—	—	—	—	—	—
Allocation of net assets acquired by the unitholders	—	—	—	—	—	—
Cash distributions (2)	—	(23,847)	(25,271)	(11,503)	(10,244)	(70,865)
Sponsorship contribution of fixed assets	—	—	5,063	—	104	5,167
Net income attributable to partners	—	19,667	27,002	3,942	12,193	62,804
Unit-based compensation	—	664	1,046	—	(1,111)	599
Subordinated unit conversion	—	—	71,040	(71,040)	—	—
Delek unit repurchases from public	—	(6,872)	6,872	—	—	—
Other	—	—	—	—	29	29
Balance at December 31, 2016	—	188,013	(195,076)	—	(6,221)	(13,284)
Cash distributions (3)	—	(25,978)	(42,490)	—	(17,691)	(86,159)
Sponsor contribution of fixed assets	—	—	65	—	2	67
Net income attributable to partners	—	19,015	31,965	—	18,429	69,409
Unit-based compensation	—	619	1,039	—	(937)	721
Delek unit repurchases from public	—	(7,291)	7,291	—	—	—
Other	—	—	—	—	21	21
Balance at December 31, 2017	$—	$174,378	$(197,206)	$—	$(6,397)	$(29,225)

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
(2) Cash distributions include $0.3 million related to distribution equivalents on vested phantom units.
(3) Cash distributions include $0.5 million related to distribution equivalents on vested phantom units.

See accompanying notes to the consolidated financial statements

Delek Logistics Partners, LP - Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$69,409	$62,804	$66,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,914	20,813	19,692
Amortization of deferred revenue	(1,234)	(1,085)	(596)
Amortization of deferred financing costs and debt discount	2,048	1,460	1,460
Accretion of asset retirement obligations	292	266	251
Loss (gain) on asset disposals	(20)	(16)	104
Deferred income taxes	(111)	(173)	14
(Income) loss from equity method investments	(4,953)	1,178	588
Dividends from equity method investments	3,099	—	—
Unit-based compensation expense	721	599	406
Changes in assets and liabilities:
Accounts receivable	(3,811)	15,847	(7,197)
Inventories and other current assets	(11,692)	2,045	(907)
Accounts payable and other current liabilities	10,859	3,551	(13,734)
Accounts receivable/payable to related parties	1,682	(6,983)	1,737
Non-current assets and liabilities, net	(500)	401	(5)
Net cash provided by operating activities	87,703	100,707	68,024
Cash flows from investing activities:
Asset acquisitions	(9,003)	—	(400)
Purchases of property, plant and equipment	(18,184)	(11,287)	(19,956)
Proceeds from sales of property, plant and equipment	46	175	1,198
Equity method investments	(3,531)	(61,580)	(37,434)
Net cash used in investing activities	(30,672)	(72,692)	(56,592)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	21	29	50
Distributions to general partner	(17,691)	(10,244)	(3,918)
Distributions to common unitholders - public	(25,978)	(23,847)	(20,755)
Distributions to common unitholders - Delek	(42,490)	(25,271)	(6,046)
Distributions to subordinated unitholders - Delek	—	(11,503)	(25,919)
Distributions to Delek for acquisitions	—	—	(61,890)
Proceeds from revolving credit facility	277,100	314,750	396,400
Payments of revolving credit facility	(489,800)	(273,750)	(296,550)
Proceeds from issuance of senior notes	248,112	—	—
Deferred financing costs paid	(5,951)	—	—
Predecessor division equity contribution	—	—	115
Reimbursement of capital expenditures by Delek	4,262	1,880	5,220
Net cash used in financing activities	(52,415)	(27,956)	(13,293)
Net increase (decrease) in cash and cash equivalents	4,616	59	(1,861)
Cash and cash equivalents at the beginning of the period	59	—	1,861
Cash and cash equivalents at the end of the period	$4,675	$59	$—

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,441	$12,206	$9,009
Income taxes	$60	$224	$4
Non-cash investing activities:
Equity method investments	$—	$—	$3,832
Increase in accrued capital expenditures	$194	$480	$2,471
Non-cash financing activities:
Sponsor contribution of fixed assets	$67	$5,167	$584

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

In January 2017, Delek US Holdings, Inc. ("Old Delek") (and various related entities) entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), as subsequently amended on February 27 and April 21, 2017 (as so amended, the "Merger Agreement"). The related merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed Delek US Holdings, Inc. (“New Delek”), with Alon USA and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless the context otherwise requires, references in this report to "Delek" refer collectively to Old Delek with respect to periods prior to July 1, 2017, or New Delek, with respect to periods on or after July 1, 2017, and any of Old Delek's or New Delek's, as applicable, subsidiaries, other than the Partnership and its subsidiaries and its general partner.

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

The El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition are hereinafter collectively referred to as the "Acquisitions from Delek." The Acquisitions from Delek were accounted for as transfers between entities under common control. As entities under common control with Delek, we record the assets that Delek has contributed to us on our balance sheet at Delek's historical basis instead of fair value. Transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes of the Partnership have been retrospectively adjusted to include, (i) the historical results of the El Dorado Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "El Dorado Assets Predecessor") and (ii) the historical results of the Tyler Assets, as owned and operated by Delek, for all periods presented through March 31, 2015 (the "Tyler Assets Predecessor"). The El Dorado Assets Predecessor, together with the Tyler Assets Predecessor, are hereinafter collectively referred to as our "Predecessors." See Note 3 for further information regarding the Acquisitions from Delek.

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

Accounts Receivable

Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of December 31, 2017 and 2016. One third-party customer accounted for approximately 22.0% of the consolidated accounts receivable balance as of December 31, 2017. Two third-party customers accounted for approximately 36.6% of the consolidated accounts receivable balance as of December 31, 2016.

Inventory

Inventory consists of refined products, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. One third party vendor and Delek accounted for approximately 65.8% and 11.6%, respectively, of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2017. Two third party vendors in our wholesale marketing and terminalling segment accounted for approximately 72.0% of our inventory purchases during the year ended December 31, 2016. One third party vendor and Delek accounted for approximately 62.6% and 24.9%, respectively, of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2015.

Property, Plant and Equipment

Assets acquired in conjunction with business acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost. Acquisitions of net assets that do not constitute a business are accounted for by allocating the cost of the acquisition to individual assets acquired and liabilities assumed on relative fair value basis and shall not give rise to goodwill as prescribed in ASC 805.

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

Goodwill and Potential Impairment

Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Our goodwill is recorded at original fair value and is not amortized. Goodwill is subject to annual assessment to determine if an impairment of value has occurred and we perform this review annually in the fourth quarter. We could also be required to evaluate our goodwill if, prior to our annual assessment, we experience disruptions in our business, have unexpected significant declines in operating results, or sustain a permanent market capitalization decline. If an asset’s carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the asset’s goodwill to its carrying amount. If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2017, 2016 or 2015.

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

Derivatives

We record all derivative financial instruments, including forward fuel contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedge accounting treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing exchange pricing and/or price index developers, such as Platts or Argus. During the years ended December 31, 2017, 2016 and 2015, we did not elect to apply hedge accounting treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of income and comprehensive income.

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

We apply the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2017 and 2016, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.

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

The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016
Beginning balance	$3,772	$3,506
Accretion expense	292	266
Ending balance	$4,064	$3,772

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

Cost of Goods Sold and Operating Expenses

Cost of goods sold includes all costs of refined products, additives and related transportation. It also includes costs associated with the operation of our trucking assets. We do not recognize product cost of goods sold related to our shipping, delivering and storage services, as title to the product never passes to us. Operating expenses include the costs associated with the operation of owned terminals and other logistics assets, terminalling expense at third-party locations and pipeline maintenance costs.

Sales, Use and Excise Taxes

Our policy is to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations.

Deferred Financing Costs

Deferred financing costs are included in other non-current assets in the accompanying consolidated balance sheets and represent expenses related to issuing and amending our revolving credit facility. Deferred financing costs associated with our 6.750% Senior Notes are included as a reduction to the associated debt balance in the accompanying consolidated balance sheets. These costs represent expenses related to issuing the senior notes. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense in the accompanying consolidated statements of income and comprehensive income.

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

U.S. GAAP requires management to evaluate uncertain tax positions taken by the Partnership. The financial statement effects of a tax position are recognized when the position is more likely than not, based on the technical merits, to be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Partnership, and has concluded that there are no uncertain positions taken or expected to be taken. The Partnership is subject to routine audits by taxing jurisdictions.

Equity Based Compensation

Our general partner provides equity-based compensation to officers, directors and employees of our general partner or its affiliates, and certain consultants, affiliates of our general partner or other individuals who perform services for us, which includes unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The fair value of our phantom units is determined based on the closing market price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. It is our practice to issue new units when phantom units vest.

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

Comprehensive Income

Comprehensive income for the years ended December 31, 2017, 2016 and 2015 was equivalent to net income.

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

In January 2017, the FASB issued guidance clarifying the definition of a business in order to assist entities with evaluating when a set of transferred assets and activities is considered a business. In general, we expect that the revised definition will result in fewer acquisitions being accounted for as business combinations than under the current guidance. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted under certain circumstances. We early adopted this guidance as of July 1, 2017 and the adoption did not have a material impact on our business, financial condition or results of operations.

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
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations.

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

In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. We expect to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method. Based on the analysis performed to date, we do not expect the adoption of the standard to have a material impact on the timing or pattern of revenue recognition.

3. Acquisitions

Acquisitions from Delek

During the year ended December 31, 2015, the Partnership acquired the assets listed below from Delek:

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

Financial Results of the Acquisitions from Delek

The Acquisitions from Delek were considered transfers of businesses between entities under common control. Accordingly, the Acquisitions from Delek were recorded at amounts based on Delek's historical carrying value as of each respective acquisition date, which were $7.6 million and $11.6 million as of March 31, 2015, for the El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank

Acquisition, respectively. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, cash flows and equity attributable to the Acquisitions from Delek as if we owned the assets for all periods presented. The results of the El Dorado Assets and the Tyler Assets are included in the pipelines and transportation segment.

Acquisitions from Third Parties

On September 15, 2017, the Partnership, through its wholly owned subsidiary, Delek Marketing & Supply, LP acquired from Plains Pipeline, L.P. an approximately 40-mile pipeline and related ancillary assets (the "Big Spring Pipeline") (such transaction, the "Big Spring Acquisition") for approximately $9.0 million to complement our existing asset base. The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas. The Big Spring Acquisition was accounted for as an asset acquisition. The following table summarizes the allocation of the relative fair value assigned to the asset groups for the Big Spring Pipeline (in thousands):

Property, plant and equipment	$6,443
Intangible assets (1)	2,560
Total	$9,003

(1) Intangible assets acquired represent rights-of-way assets with indefinite useful lives. Rights-of-way assets are not subject to amortization.

4. Related Party Transactions

Commercial Agreements

The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. In November 2017, Delek opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek, the initial term has been extended through 2026. The fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission oil pipeline index or various iterations of the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.

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

Our material commercial agreements with Delek include the following:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
Lion Pipeline System and SALA Gathering System:
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (2)	$ 0 .95 (3)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.11
SALA Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$ 2.55 (3)
East Texas Crude Logistics System:
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$ 0.45 (4)
Storage	November 2012	5 / 15		N/A	$ 278,923/month
East Texas Marketing	November 2012	10 (5)	Marketing products for Tyler Refinery	50,000	$ 0.777 (5)
Big Sandy Terminal: (6)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.56
Terminalling	November 2012	5 / 15		5,000	$0.56
Storage	November 2012	5 / 15		N/A	$ 55,735/month
Tyler Throughput and Tankage:
Refined Products Throughput	July 2013	8 / 16	Dedicated Terminalling and storage	50,000	$0.36
Storage	July 2013	8 / 16		N/A	$ 832,530/month
Memphis Pipeline	October 2013	5	Refined Products Transportation	10,959	$1.35
El Dorado Throughput and Tankage:
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$0.51
Storage	February 2014	8 / 16		N/A	$1,319,135/month
El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (7)	$ 1.11
Heavy Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (7)	$ 2.28

(1)	Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.

(2)	Excludes volumes gathered on the SALA Gathering System.

(3)	Volumes gathered on the SALA Gathering System will not be subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.

(4)	For any volumes in excess of 50,000 bpd, the throughput fee will be $0.670/bbl.

(5)
For any volumes in excess of 50,000 bpd, the throughput fee will be $0.738/bbl. Following the primary term, the marketing agreement automatically renews for successive one-year terms, unless either party provides notice of non-renewal 10 months prior to the expiration of the then-current term. The initial primary term for the marketing agreement has been extended through 2026.

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

Pursuant to an arrangement with Delek and Lion Oil Company ("Lion Oil"), to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds title to substantially all crude oil, intermediate and refined products transported on our Lion Pipeline System, SALA Gathering System and on pipeline capacity we lease from Enterprise TE Products Pipeline Company LLC that runs from the El Dorado Refinery to our Memphis Terminal (the "Memphis Pipeline"). J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System, the SALA Gathering System and the Memphis Pipeline. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado storage tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals and (iii) our throughput and tankage agreement relating to the terminal and tank assets at and adjacent to the El Dorado Refinery, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, Memphis and North Little Rock terminals and the terminal and tank assets at and adjacent to the El Dorado Refinery, with Lion Oil acting as J. Aron's agent for scheduling purposes. Accordingly, even though this is effectively a financing arrangement for Delek whereby J. Aron sells the product back to Delek, J. Aron is technically our primary customer under each of these agreements. J. Aron retains these storage and transportation rights for the term of its arrangement with Delek and Lion Oil, which currently runs through April 30, 2020, and J. Aron pays us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron do not alter Lion Oil's obligations to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil, intermediate and refined products through our facilities, but J. Aron's throughput is credited toward Lion Oil's minimum throughput commitments. Accordingly, Lion Oil is responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.

Other Agreements with Delek

In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek:

Omnibus Agreement

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, OpCo, Lion Oil and certain of the Partnership’s and Delek’s other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 and further amended on August 3, 2015 (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek.

Pursuant to the terms of the Omnibus Agreement, we were reimbursed for certain capital expenditures in the amount of $4.3 million, $1.9 million and $5.2 million, during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. We were reimbursed $0.3 million and $1.2 million during the years ended December 31, 2017 and 2016, respectively, for these matters. We were reimbursed for the costs incurred in connection with an asset failure near Fouke, Arkansas and the subsequent repair of the asset during the year ended December 31, 2015 pursuant to the Omnibus Agreement. These reimbursements are recorded as a reduction to operating expense.

Other Agreements

Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek approximately $18.8 million, $15.7 million and $22.8 million pursuant to the Partnership Agreement during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.

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

Summary of Transactions

Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees and product sales. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of goods sold.

A summary of revenue and expense transactions with Delek and its affiliates, including expenses directly charged and allocated to our Predecessors, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues	$156,280	$149,564	$152,564
Cost of Goods Sold	$54,982	$32,514	$105,461
Operating and maintenance expenses (1)	$29,483	$27,668	$31,636
General and administrative expenses (2)	$7,492	$6,254	$6,356

(1)
Operating and maintenance expenses include costs allocated to our Predecessors for operating support provided by Delek, including certain labor related costs, property and liability insurance costs and certain other operating expenses. Costs allocated to our Predecessors by Delek were $0.2 million for the year ended December 31, 2015.

(2)	No general and administrative expenses were allocated to our Predecessors by Delek for the year ended December 31, 2015.

Quarterly Cash Distribution

Our common and general partner unitholders and the holders of IDRs are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. During the years ended December 31, 2017, 2016 and 2015, we paid quarterly cash distributions, of which $60.1 million, $47.0 million and $35.9 million, respectively, were paid to Delek and our general partner. On January 23, 2018, our general partner's board of directors declared a quarterly cash distribution totaling $22.8 million based on the available cash as of the date of determination for the end of the fourth quarter of 2017, which was paid on February 12, 2018 to unitholders of record on February 2, 2018. The distribution included $16.2 million paid to both Delek and our general partner, including the distribution as holder of the IDRs.

5. Net Income Per Unit

We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and IDRs. The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2.0% interest and IDRs, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs, which are held by our general partner pursuant to our Partnership Agreement. The IDRs are paid following the close of each quarter.

Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.

Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. During the years ended December 31, 2017, 2016 and 2015, the only potentially dilutive units outstanding consist of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to partners	$69,409	$62,804	$66,848
Less: General partner's distribution (including IDRs) (1)	18,797	12,437	5,013
Less: Limited partners' distribution	69,057	58,158	27,439
Less: Subordinated partner's distribution	—	4,424	26,878
(Distributions) earnings excess	$(18,445)	$(12,215)	$7,518

General partner's earnings:
Distributions (including IDRs) (1)	$18,797	$12,437	$5,013
Allocation of (distributions) earnings excess	(368)	(244)	150
Total general partner's earnings	$18,429	$12,193	$5,163

Limited partners' earnings on common units:
Distributions	$69,057	$58,158	$27,439
Allocation of (distributions) earnings excess	(18,077)	(11,489)	3,721
Total limited partners' earnings on common units	$50,980	$46,669	$31,160

Limited partners' earnings on subordinated units:
Distributions	$—	$4,424	$26,878
Allocation of (distributions) earnings excess	—	(482)	3,647
Total limited partner's earnings on subordinated units	$—	$3,942	$30,525

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,348,063	22,490,264	12,237,154
Common units - (diluted)	24,376,972	22,558,717	12,356,914
Subordinated units - Delek (basic and diluted) (3)	—	1,803,167	11,999,258

Net income per limited partner unit (2):
Common - (basic)	$2.09	$2.08	$2.55
Common - (diluted) (4)	$2.09	$2.07	$2.52
Subordinated - (basic and diluted)	$—	$2.19	$2.54

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

(3)
On February 25, 2016, all of the Partnership's 11,999,258 outstanding subordinated units converted into common units and began participating pro rata with the other common units in distributions of available cash. Distributions and the Partnership's net income were allocated to the subordinated units through February 24, 2016.

(4)
 There were no outstanding common unit equivalents excluded from the diluted earnings per unit calculation during the year ended December 31, 2017. Outstanding common unit equivalents totaling 4,240 and 6,200 were excluded from the diluted earnings per unit calculation for the years ended December 31, 2016 and 2015, respectively, as these common unit equivalents did not have a dilutive effect under the treasury stock method.

6. Major Customers

Delek, directly or indirectly, accounted for 28.9%, 32.8% and 25.9% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Sunoco LP accounted for 9.0%, 10.5% and 16.2% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

7. Inventory

Inventories consisted of $20.9 million and $8.9 million of refined petroleum products as of December 31, 2017 and 2016, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a FIFO basis. We recognize lower of cost or net realizable value charges as a component of cost of goods sold in the consolidated statements of income and comprehensive income, which amounted to a nominal amount and $0.3 million during the years ended December 31, 2017 and 2015, respectively. There was no lower of cost or net realizable value charge during the year ended December 31, 2016.

8.  Property, Plant and Equipment

Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2017	2016

Land and land improvements	$4,440	$4,435
Building and building improvements	2,804	2,236
Pipelines, tanks and terminals	314,251	305,302
Asset retirement obligation assets	2,073	2,073
Other equipment	14,650	12,925
Construction in process	28,961	15,436
	367,179	342,407
Less: accumulated depreciation	(112,111)	(91,378)
	$255,068	$251,029

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	As of and For the Year Ended December 31, 2017
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$300,134	$67,045	$367,179
Less: accumulated depreciation	(84,435)	(27,676)	(112,111)
Property, plant and equipment, net	$215,699	$39,369	$255,068
Depreciation expense	$17,268	$3,583	$20,851

	As of and For the Year Ended December 31, 2016
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$279,155	$63,252	$342,407
Less: Accumulated depreciation	(67,032)	(24,346)	(91,378)
Property, plant and equipment, net	$212,123	$38,906	$251,029
Depreciation expense	$16,133	$3,617	$19,750

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

We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2017, 2016 and 2015. We performed a discounted cash flows test, using a market participant weighted average cost of capital, and estimated minimal growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values using a multiple of expected future cash flows, such as those used by third party analysts. In 2017, 2016 and 2015, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.

Our goodwill accounts in our wholesale marketing and terminalling segment amounted to $7.5 million as of December 31, 2017, 2016 and 2015. Our goodwill accounts in our pipelines and transportation segment amounted to $4.7 million as of December 31, 2017, 2016 and 2015. During the year ended December 31, 2015, we recorded goodwill of $0.5 million in our pipelines and transportation segment in connection with the acquisition of certain trucks and trailers acquired in 2014.

10.  Other Intangible Assets

Our identifiable intangible assets are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2017	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contract	11.5	$12,227	$(12,138)	$89
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	15,828		15,828
Total		$28,055	$(12,138)	$15,917

	Useful		Accumulated
As of December 31, 2016	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contract	11.5	$12,227	$(11,075)	$1,152
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	13,268		13,268
Total		$25,495	$(11,075)	$14,420

Amortization of intangible assets was $1.1 million during each of the years ended December 31, 2017, 2016 and 2015, and is included in depreciation and amortization on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $0.1 million for the year ended December 31, 2018, at which point our supply contract will be fully amortized.

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

Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At December 31, 2017, the weighted average interest rate for our borrowings under the credit facility was approximately 4.3%. Additionally, the Second Amended and Restated Credit Agreement requires us to pay a leverage-ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2017, this fee was 0.50% per year.

The obligations under the Second Amended and Restated Credit Agreement remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the Second Amended and Restated Credit Agreement. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The Second Amended and Restated Credit Agreement matures on December 30, 2019.

As of December 31, 2017, we had $179.9 million in outstanding borrowings under the Second Amended and Restated Credit Agreement. Additionally, we had in place letters of credit totaling $9.0 million, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2017. Unused credit commitments under the Second Amended and Restated Credit Agreement as of December 31, 2017 were $511.1 million.

6.750% Senior Notes Due 2025

On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.750% senior notes due 2025 (the “2025 Notes”). The 2025 Notes are general unsecured senior obligations of the Issuers. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.

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
As of December 31, 2017, we had $250.0 million in outstanding principal amount of the 2025 Notes. Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $5.5 million and $1.7 million, respectively, as of December 31, 2017.

Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Second Amended and Restated Credit Agreement	$—	$179,900	$—	$—	$—	$—	$179,900
2025 Notes	$—	$—	$—	$—	$—	$250,000	$250,000

12. Equity

We had 9,088,587 common limited partner units held by the public outstanding as of December 31, 2017. Additionally, as of December 31, 2017, Delek owned a 61.5% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 497,604 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.

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

The table below summarizes the changes in the number of units outstanding from December 31, 2014 through December 31, 2017 (in units).

	Common - Public	Common - Delek	Subordinated	General Partner	Total
Balance at December 31, 2014	9,417,189	2,799,258	11,999,258	494,197	24,709,902
GP units issued to maintain 2% interest	—	—	—	1,248	1,248
Unit-based compensation awards (1)	61,084	—	—	—	61,084
Balance at December 31, 2015	9,478,273	2,799,258	11,999,258	495,445	24,772,234
GP units issued to maintain 2% interest	—	—	—	1,057	1,057
Unit-based compensation awards (1)	51,818	—	—	—	51,818
Delek unit repurchases from public	(266,676)	266,676	—	—	—
Subordinated unit conversion	—	11,999,258	(11,999,258)	—	—
Balance at December 31, 2016	9,263,415	15,065,192	—	496,502	24,825,109
GP units issued to maintain 2% interest	—	—	—	1,102	1,102
Unit-based compensation awards	54,026	—	—	—	54,026
Delek unit repurchases from public	(228,854)	228,854	—	—	—
Balance at December 31, 2017	9,088,587	15,294,046	—	497,604	24,880,237

(1) Unit-based compensation awards are presented net of 14,053, 17,276 and 21,144 units withheld for taxes as of December 31, 2017, 2016 and 2015, respectively.

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to partners	$69,409	$62,804	$66,848
Less: General partner's IDRs	(17,389)	(11,160)	(3,904)
Net income available to partners	$52,020	$51,644	$62,944
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1,040	1,033	1,259
General partner's IDRs	17,389	11,160	3,904
Total general partner's interest in net income	$18,429	$12,193	$5,163

Incentive Distribution Rights

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and our unitholders in any available cash from operating surplus that we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2.0% general partner interest and assume that (i) our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest and (ii) our general partner has not transferred its IDRs.

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2015	$0.590	$2.36	$16,124	February 12, 2016	February 5, 2016
March 31, 2016	$0.610	$2.44	$17,095	May 13, 2016	May 5, 2016
June 30, 2016	$0.630	$2.52	$18,085	August 12, 2016	August 5, 2016
September 30, 2016	$0.655	$2.62	$19,302	November 14, 2016	November 7, 2016
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017	May 5, 2017
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017	August 4, 2017
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017	November 7, 2017
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018	February 2, 2018

The allocation of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2017, 2016 and 2015 is set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2017	2016	2015
General partner's distributions:
General partner's distributions	$1,408	$1,277	$1,109
General partner's IDRs	17,389	11,160	3,904
Total general partner's distributions	18,797	12,437	5,013

Limited partners' distributions:
Common	69,057	58,158	27,439
Subordinated	—	4,424	26,878
Total limited partners' distributions	69,057	62,582	54,317
Total cash distributions	$87,854	$75,019	$59,330

Cash distributions per limited partner unit	$2.835	$2.575	$2.240

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

We incurred approximately $0.7 million, $0.6 million and $0.4 million of unit-based compensation expense related to the Partnership during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the LTIP is determined based on the closing market price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. The total fair value of phantom units vested was $1.7 million, $1.7 million and $1.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $0.4 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.7 years.

A summary of our unit award activity for the years ended December 31, 2017, 2016 and 2015, is set forth below:

		Number of Phantom Units	Weighted-Average Grant Price
Non-vested	December 31, 2014	215,464	$23.48
Granted		11,836	$39.73
Vested		(82,228)	$23.55
Non-vested	December 31, 2015	145,072	$24.76
Granted		12,475	$26.05
Vested		(69,094)	$24.66
Forfeited		(14,500)	$22.65
Non-vested	December 31, 2016	73,953	$25.49
Granted		10,090	$32.20
Vested		(68,079)	$24.60
Non-vested	December 31, 2017	15,964	$33.54

14. Equity Method Investments

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

The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the Second Amended and Restated Credit Agreement. As of December 31, 2017, the Partnership's investment balance in these joint ventures was $106.5 million.

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

Summarized Financial Information

Combined summarized financial information for our equity method investees is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Current assets	$12,671	$7,760
Non-current assets	$244,329	$237,516
Current liabilities	$1,798	$4,512

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenues	$28,805	$2,217	$—
Gross profit	$28,805	$2,217	$—
Net Income/loss	$10,714	$(3,641)	$(1,967)

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

During the year ended December 31, 2015, we acquired the Logistics Assets from Delek. Our historical financial statements have been retrospectively adjusted as appropriate to reflect the results of operations attributable to the Logistics Assets as if we owned the assets for all periods presented. The results of the Logistics Assets are included in the pipelines and transportation segment.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Pipelines and Transportation
Net sales:
Affiliate	109,298	$103,749	102,551
Third party	12,431	18,423	28,828
Total pipelines and transportation	121,729	122,172	131,379
Operating costs and expenses:
Cost of goods sold	18,210	19,425	19,607
Operating expenses	33,240	29,235	33,751
Segment contribution margin	$70,279	$73,512	$78,021
Capital spending (excluding business combinations)	$14,262	$8,478	$16,030

Wholesale Marketing and Terminalling
Net sales:
Affiliate	46,982	45,815	50,013
Third party	369,364	280,072	408,277
Total wholesale marketing and terminalling	416,346	325,887	458,290
Operating costs and expenses:
Cost of goods sold	354,680	282,733	416,697
Operating expenses	10,034	7,963	11,172
Segment contribution margin	$51,632	$35,191	$30,421
Capital spending (excluding business combinations)	$4,141	$3,289	$6,397

Consolidated
Net sales:
Affiliate	$156,280	$149,564	$152,564
Third party	381,795	298,495	437,105
Total Consolidated	538,075	448,059	589,669
Operating costs and expenses:
Cost of goods sold	372,890	302,158	436,304
Operating expenses	43,274	37,198	44,923
Contribution margin	121,911	108,703	108,442
General and administrative expenses	11,840	10,256	11,384
Depreciation and amortization	21,914	20,813	19,692
(Gain) loss on asset disposals	(20)	(16)	104
Operating income	$88,177	$77,650	$77,262
Capital spending (excluding business combinations)	$18,403	$11,767	$22,427

The following table summarizes the total assets for each segment as of December 31, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2017	2016
Pipelines and transportation	$349,351	$337,349
Wholesale marketing and terminalling	94,179	78,198
Total Assets	$443,530	$415,547

16. Fair Value Measurements

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825.

We apply the provisions of ASC 820, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to commodity and interest rate derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material as of December 31, 2017.

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2017 and 2016 was as follows: (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
OTC commodity swaps	—	(1,087)	—	(1,087)
Net liabilities	$—	$(1,087)	$—	$(1,087)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$9	$—	$9
Total assets	—	9	—	9
Liabilities
OTC commodity swaps	—	(82)	—	(82)
Net assets	$—	$(73)	$—	$(73)

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

As of December 31, 2017 and 2016, we had cash collateral of $0.3 million and a cash deficit of $0.6 million, respectively, netted with the net derivative position of our counterparty. See Note 17 for further information regarding derivative instruments.

17. Derivative Instruments

From time to time, we enter into forward fuel contracts to limit the exposure to price fluctuations for physical purchases of finished products in the normal course of business. We use derivatives to reduce the impact of market price volatility on our results of operations. Typically, we enter into forward fuel contracts with major financial institutions in which we fix the purchase price of finished grade fuel for a predetermined number of units with fulfillment terms of less than 90 days.

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

The following table presents the fair value of our derivative instruments, as of December 31, 2017 and 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash deficit or collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below may differ from the amounts presented in our accompanying consolidated balance sheets. During the years ended December 31, 2017 and 2016, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying consolidated statements of income and comprehensive income. See Note 16 for further information regarding the fair value of derivative instruments.

(in thousands)		December 31, 2017		December 31, 2016
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
OTC commodity swaps (1)	Other current assets	$—	$(1,087)	$9	$(82)
Total gross value of derivatives		—	(1,087)	9	(82)
Less: Counterparty netting and cash collateral (2)		—	(290)	9	621
Total net fair value of derivatives		$—	$(797)	$—	$(703)

(1)	As of December 31, 2017 and 2016, we had open derivative contracts representing 370,000 barrels and 93,000 barrels, respectively, of refined petroleum products.

(2)	As of December 31, 2017 and 2016, we had cash collateral of $0.3 million and a cash deficit of $0.6 million, respectively, netted with the net derivative position of our counterparty.

Recognized gains (losses) associated with our derivatives for the years ended December 31, 2017 and 2016 were as follows (in thousands):

		Year Ended December 31,
Derivative Type	Income Statement Location	2017	2016	2015

Interest rate derivatives	Interest expense	$—	$—	$(24)
OTC commodity swaps	Cost of goods sold	(1,550)	(2,122)	441
	Total	$(1,550)	$(2,122)	$417

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

The Partnership is not a taxable entity for federal income tax purposes. While most states do not impose an entity level tax on partnership income, the Partnership is subject to entity level tax in both Tennessee and Texas. The Partnership does not file a separate Texas tax return. Our results of operations are included in Delek’s consolidated return. However, the provisions of ASC 740 have been followed as if we were a stand-alone entity. As a result, the Partnership must record deferred income taxes for the differences between book and tax bases of its assets and liabilities based on those states' enacted tax rates and laws that will be in effect when the differences are expected to reverse. The consolidated Texas franchise tax return for Delek, including the Partnership, is currently under examination for tax years 2012 through 2015. No material adjustments have been identified at this time.

The total non-current deferred tax assets were $0.4 million and $0.3 million as of December 31, 2017 and 2016, respectively, and are included in other non-current assets in our accompanying consolidated balance sheets. The majority component of our non-current deferred tax assets as of December 31, 2017 and 2016 was depreciation and amortization.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
State income taxes	(222)	121	171
Other items	—	(40)	(366)
Income tax expense (benefit)	$(222)	$81	$(195)

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current	$(111)	$254	$(209)
Deferred	(111)	(173)	14
Total	$(222)	$81	$(195)

Delek files a consolidated Texas gross margin tax return, and tax payments for the Partnership are paid by Delek. Therefore, a portion of the current tax payable is included in accounts receivable/payable from related parties. As of December 31, 2017 and 2016, income taxes payable of $0.3 million and $0.1 million, respectively, were included in accounts receivable/payable from related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance.

We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2017 or 2016, and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2017, 2016 or 2015. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

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

Environmental Health and Safety

We are subject to extensive and periodically changing federal, state and local laws and regulations relating to the protection of the environment, health and safety. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination and the protection of workers and the public. Compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to develop, maintain, operate and upgrade equipment and facilities. Numerous permits or other authorizations are required under these laws for the operation of our terminals, pipelines and related operations, and may be subject to revocation, modification and renewal. These laws and permits may become the basis for future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, or that relate to pre-existing conditions for which we have assumed or are assigned responsibility. Releases of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage or natural resources damages. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts; however, we accrue liabilities for such events when we are able to determine if an amount is probable and can be reasonably estimated.

Crude Oil Releases

We have experienced several crude oil releases involving our assets, including, but not limited to, the following releases:

•	In January 2016, a crude oil release of less than 30 barrels occurred from a gathering line at the Modisette pumping station near El Dorado, Arkansas;

•	In January 2016, a crude oil release of approximately 350 barrels occurred from the Paline Pipeline near Woodville, Texas (the "Paline Release");

•	In April 2015, a crude oil release of an estimated 130 barrels was discovered from a gathering line near Fouke, Arkansas; and

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

In June 2015, the United States Department of Justice notified the Partnership that it was pursuing an enforcement action on behalf of the Environmental Protection Agency (the "EPA") with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. As of December 31, 2017, we have accrued $1.0 million, which we have recorded in pipeline release liabilities in our consolidated balance sheet, for the Magnolia Release in connection with these proceedings.

Contracts and Agreements

The majority of the petroleum products we sold prior to December 31, 2017 in west Texas were purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro that expired on December 31, 2017, we purchased petroleum products based on monthly average prices from Noble Petro at the Abilene, Texas terminal, which we own, for sales and exchange with third parties at the Abilene and San Angelo terminals. We leased the Abilene and San Angelo, Texas terminals to Noble Petro under a separate Terminal and Pipeline Lease and Operating Agreement, that expired on December 31, 2017. We purchase spot barrels from various third parties, which may continue to include Noble Petro, and from Delek for sale to wholesale customers in west Texas.

Letters of Credit

As of December 31, 2017, we had in place letters of credit totaling $9.0 million under the Second Amended and Restated Credit Agreement, primarily securing obligations with respect to gasoline and diesel purchases. No amounts were drawn under these letters of credit at December 31, 2017.

Operating Leases

We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases for the years ended December 31, 2017, 2016 and 2015 totaled $5.6 million, $5.7 million and $5.3 million, respectively.

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2017 (in thousands):

2018	$2,482
2019	546
2020	483
2021	293
2022	173
Thereafter	8
Total future minimum rentals	$3,985

20.  Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data).

	For the Three Month Periods Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$129,473	$126,769	$130,626	$151,207
Operating income	$18,472	$23,371	$22,636	$23,698
Net income	$14,595	$18,977	$16,923	$18,914
Limited partners' interest in net income	$10,486	$14,425	$12,178	$13,891
Net income per limited partner unit:
Common (basic)	$0.43	$0.59	$0.50	$0.57
Common (diluted)	$0.43	$0.59	$0.50	$0.57

	For the Three Month Periods Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$104,056	$111,853	$107,470	$124,680
Operating income	$18,974	$22,512	$17,001	$19,163
Net income	$15,448	$18,893	$13,151	$15,312
Limited partners' interest in net income	$13,195	$16,102	$9,892	$11,422
Net income per limited partner unit:
Common (basic)	$0.54	$0.66	$0.41	$0.47
Common (diluted)	$0.54	$0.66	$0.41	$0.47
Subordinated - Delek (basic and diluted)	$0.54	$—	$—	$—

21. Subsequent Events

Distribution Declaration

On January 23, 2018, our general partner's board of directors declared a quarterly cash distribution of $0.725 per share, paid on February 12, 2018, to unitholders of record on February 2, 2018.

Big Spring Asset Dropdown

On February 26, 2018, a definitive agreement was entered into between the Partnership and Delek for the Partnership to acquire certain logistics assets primarily located adjacent to Delek's Big Spring, Texas refinery (“Big Spring Refinery”), which are discussed in more detail below (“Big Spring Logistics Assets”). In addition, the parties entered into a new wholesale marketing agreement, whereby the Partnership will market certain finished products produced at the Big Spring refinery to various branded and unbranded customers in return for a marketing fee.

The Big Spring Logistics Assets will include:

•	Approximately 60 storage tanks and certain ancillary assets (such as tank pumps and piping) primarily located adjacent to the Big Spring Refinery;

•	An asphalt terminal and a light products terminal;

•	Certain crude oil and refined product pipelines; and

•	Other logistics assets, such as four underground saltwells used for natural gas liquids storage.

The purchase price is $315.0 million, financed through a combination of cash on hand and borrowings on the Partnership’s revolving credit facility, with closing expected to occur in March 2018.

In connection with the closing of the transaction, Delek, the Partnership and various of their subsidiaries expect to enter into and amend certain existing contracts, such as a new throughput and tankage agreement for the Big Spring Logistics Assets. The transaction has been and related agreements are expected to be approved by the Conflicts Committee of Delek Logistics’ general partner, which is comprised solely of independent directors.

Formation of Green Plains Joint Venture

On February 20, 2018, the Partnership and Green Plains Partners LP ("Green Plains") announced the companies have formed DKGP Energy Terminals, LLC ("DKGP Energy"), a joint venture engaging in the light products terminalling business. The Partnership and Green Plains will each own a 50% membership interest in DKGP Energy. DKGP Energy signed a membership interest purchase agreement to acquire two light products terminals located in Caddo Mills, Texas and North Little Rock, Arkansas from an affiliate of American Midstream Partners, L.P. ("American Midstream"). Subject to customary closing conditions and regulatory approvals, this transaction is expected to close in the first half of 2018. DKGP Energy will consist of the assets purchased from the affiliate of American Midstream and assets contributed by the Partnership. Immediately prior to the closing of the acquisition by the joint venture of the two terminals from American Midstream, the Partnership will contribute to the joint venture its North Little Rock, Arkansas terminal and its

Greenville tank farm located in Caddo Mills, Texas. The DKGP Energy board will oversee the newly formed joint venture and will appoint an affiliate of the Partnership as the operator with day-to-day operational responsibilities of the four terminals.

ITEM 16. FORM 10-K SUMMARY

None.

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

By:    /s/ Kevin Kremke
Kevin Kremke
Executive Vice President and Chief Financial Officer

Dated: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

/s/ Kevin L. Kremke
Kevin L. Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles J. Brown, III*
Charles J. Brown, III
Director

/s/ Mark Baker Cox*
Mark Baker Cox
Director

/s/ Francis C. D'Andrea*
Francis C. D'Andrea
Director

/s/ Eric D. Gadd*
Eric D. Gadd
Director

/s/ Assi Ginzburg
Assi Ginzburg
Director and Executive Vice President

/s/ Frederec Green
Frederec Green
Director and Executive Vice President

/s/ Ron W. Haddock
Ron W. Haddock
Director

/s/ Reuven Spiegel*
Reuven Spiegel
Director

*By: /s/ Kevin L. Kremke
Kevin L. Kremke
Individually and as Attorney-in-Fact