Form 10-Q
period 2018-06-30
Delek Logistics Partners, LP
filed 2018-08-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2018, there were 24,395,183 common limited partner units and 497,861 general partner units outstanding.

Part I.
FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP

Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,177	$4,675
Accounts receivable	21,881	23,013
Accounts receivable from related parties	9,651	1,124
Inventory	12,715	20,855
Other current assets	697	783
Total current assets	50,121	50,450
Property, plant and equipment:
Property, plant and equipment	446,961	367,179
Less: accumulated depreciation	(127,628)	(112,111)
Property, plant and equipment, net	319,333	255,068
Equity method investments	106,432	106,465
Goodwill	12,203	12,203
Intangible assets, net	157,643	15,917
Other non-current assets	4,617	3,427
Total assets	$650,349	$443,530
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$9,319	$19,147
Excise and other taxes payable	4,590	4,700
Tank inspection liabilities	902	902
Pipeline release liabilities	1,037	1,000
Accrued expenses and other current liabilities	5,282	6,033
Total current liabilities	21,130	31,782
Non-current liabilities:
Long-term debt	737,139	422,649
Asset retirement obligations	5,007	4,064
Other non-current liabilities	16,035	14,260
Total non-current liabilities	758,181	440,973
Deficit:
Common unitholders - public; 9,101,137 units issued and outstanding at June 30, 2018 (9,088,587 at December 31, 2017)	173,607	174,378
Common unitholders - Delek; 15,294,046 units issued and outstanding at June 30, 2018 (15,294,046 at December 31, 2017)	(295,247)	(197,206)
General partner - 497,861 units issued and outstanding at June 30, 2018 (497,604 at December 31, 2017)	(7,322)	(6,397)
Total deficit	(128,962)	(29,225)
Total liabilities and deficit	$650,349	$443,530

See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues:
Affiliates	$53,080	$39,824	$114,724	$76,443
Third party	113,200	86,945	219,477	179,799
Net revenues	166,280	126,769	334,201	256,242
Operating costs and expenses:
Cost of goods sold	106,016	85,039	225,048	177,629
Operating expenses	14,917	9,966	27,494	20,324
General and administrative expenses	3,747	2,656	6,722	5,504
Depreciation and amortization	7,019	5,742	13,019	10,935
(Gain) loss on asset disposals	(129)	(5)	(69)	7
Total operating costs and expenses	131,570	103,398	272,214	214,399
Operating income	34,710	23,371	61,987	41,843
Interest expense, net	10,926	5,462	18,988	9,533
Income from equity method investments	(1,899)	(1,176)	(2,757)	(1,421)
Total non-operating expenses, net	9,027	4,286	16,231	8,112
Income before income tax expense	25,683	19,085	45,756	33,731
Income tax expense	101	108	179	159
Net income attributable to partners	$25,582	$18,977	$45,577	$33,572
Comprehensive income attributable to partners	$25,582	$18,977	$45,577	$33,572

Less: General partner's interest in net income, including incentive distribution rights	6,212	4,552	11,842	8,661
Limited partners' interest in net income	$19,370	$14,425	$33,735	$24,911

Net income per limited partner unit:
Common units - (basic)	$0.79	$0.59	$1.38	$1.02
Common units - (diluted)	$0.79	$0.59	$1.38	$1.02

Weighted average limited partner units outstanding:
Common units - (basic)	24,386,031	24,335,338	24,384,341	24,331,991
Common units - (diluted)	24,394,103	24,375,946	24,391,760	24,371,540

Cash distributions per limited partner unit	$0.770	$0.705	$1.520	$1.395
See accompanying notes to the condensed consolidated financial statements

Delek Logistics Partners, LP

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$45,577	$33,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,019	10,935
Amortization of customer contract intangible assets	2,404	—
Amortization of deferred revenue	(723)	(601)
Amortization of deferred financing costs and debt discount	1,334	830
Accretion of asset retirement obligations	175	146
Deferred income taxes	—	119
Income from equity method investments	(2,757)	(1,421)
Dividends from equity method investments	2,302	278
(Gain) loss on asset disposals	(69)	7
Unit-based compensation expense	302	364
Changes in assets and liabilities:
Accounts receivable	1,132	932
Inventories and other current assets	8,226	2,041
Accounts payable and other current liabilities	(9,123)	1,479
Accounts receivable/payable to related parties	(8,446)	(1,352)
Non-current assets and liabilities, net	(1,710)	(419)
Net cash provided by operating activities	51,643	46,910
Cash flows from investing activities:
Purchase of Big Spring logistics assets, net of assumed ARO liabilities	(72,376)	—
Purchases of property, plant and equipment	(5,949)	(5,867)
Proceeds from sales of property, plant and equipment	356	—
Purchases of intangible assets	(144,219)	—
Distributions from equity method investments	660	501
Equity method investment contributions	(172)	(2,937)
Net cash used in investing activities	(221,700)	(8,303)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	13	21
Distributions to general partner	(10,810)	(8,231)
Distributions to common unitholders - public	(13,463)	(12,816)
Distributions to common unitholders - Delek	(22,558)	(20,772)
Distributions to Delek unitholders and general partner related to Big Spring Logistic Assets Acquisition	(98,798)	—
Proceeds from revolving credit facility	517,000	139,400
Payments of revolving credit facility	(203,000)	(377,500)
Proceeds from issuance of senior notes	—	248,112
Deferred financing costs paid	(525)	(5,816)
Reimbursement of capital expenditures by Delek	2,700	3,835
Net cash provided by (used in) financing activities	170,559	(33,767)
Net increase in cash and cash equivalents	502	4,840
Cash and cash equivalents at the beginning of the period	4,675	59
Cash and cash equivalents at the end of the period	$5,177	$4,899
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,890	$6,940
Income taxes	$2	$29
Non-cash investing activities:
Decrease in accrued capital expenditures	$(1,529)	$(957)
Non-cash financing activities:
Sponsor contribution of fixed assets	$—	$67

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

Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek certain logistics assets primarily located at or adjacent to Delek's refinery near Big Spring, Texas (the "Big Spring Refinery") and Delek's light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistic Assets"), such transaction the "Big Spring Logistic Assets Acquisition." See Note 2 for further information regarding the Big Spring Logistic Assets Acquisition.

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
In August 2016, the FASB issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on our business, financial condition or results of operations, except for reclassifications of certain distributions received from equity method investees using the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings (as adjusted for amortization of basis differences) recognized by the investor. When such an excess occurs, the current-period distributions up to this excess should be considered a return of investment and classified as cash inflows from investing activities. This resulted in a reclassification of $0.5 million of distributions received in the six months ended June 30, 2017 from the line item entitled dividends from equity method investments in net cash provided by operating activities to the line item entitled distributions from equity method investments in net cash used in investing activities in the condensed consolidated statements of cash flows.
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. Lessor accounting will remain substantially similar to current guidance. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB amended the guidance to provide an optional practical expedient to rights of way. The practical expedient permits an entity to not evaluate under the new lease accounting guidance existing or expired rights of way that were not previously accounted for as leases. However, any new or modified rights of way should be evaluated under the new lease accounting guidance. If not elected, an entity should evaluate all existing or expired rights of way in connection with the adoption of the new lease requirement to assess whether they meet the definition of a lease. In July 2018, the FASB amended the guidance to provide a practical expedient regarding the requirement to recast prior periods for the new lease guidance. If elected, comparative periods in transition are not required to be recast, and a cumulative effect of initially applying the guidance will be recognized to the opening balance of retained earnings in the period of adoption. If not elected, we are required to use the modified retrospective adoption method to apply this guidance, under which the cumulative effect of initially applying the guidance will be recognized as an adjustment to the opening balance of retained earnings in the earliest period presented as of the adoption period. We expect to adopt the new lease standard on January 1, 2019 and elect the practical expedient regarding transition. We are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations. As part of our efforts to prepare for adoption, beginning in 2018, we formed a project implementation team, as well as a project timeline, to evaluate this guidance. We have also reviewed and gained an understanding of the new lease accounting guidance and substantially completed lease classification analysis for existing leases. We continue to perform scoping to identify and evaluate arrangements that will qualify as leases under the new standard, as well as to review industry specific implementation guidance. We are continuing to evaluate the impact of the guidance on our business processes, accounting systems, controls and financial statement disclosures, and expect to implement any changes to accommodate the new accounting and disclosure requirements prior to adoption on January 1, 2019.
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

In May 2014, the FASB issued guidance as codified in Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers ("ASC 606),” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. We adopted this guidance on January 1, 2018, using the modified retrospective transition method applied to contracts which were not completed as of January 1, 2018, and the adoption did not have a material impact on our business, financial condition or results of operations.

The Partnership has updated its policies as it relates to revenue recognition. Revenue is measured based on consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or by providing a service to a customer. The adoption of ASC 606 did not materially change our revenue recognition patterns. Revenues for products sold are generally recognized upon delivery of the product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediate and refined product are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product revenues for these services as the product does not represent a promised good in the context of ASC 606. All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
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

2. Acquisitions

Big Spring Logistic Assets Acquisition

Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistic Assets from Delek, which are primarily located at or adjacent to the Big Spring Refinery. The total purchase price was $170.8 million, subject to certain post-closing adjustments, financed through borrowings under the Partnership’s revolving credit facility.

The Big Spring Logistic Assets include:

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

The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Logistic Assets were recorded at amounts based on Delek's historical carrying value as of the acquisition date. The excess of the cash paid over the historical book value of the assets acquired from Delek amounted to $98.8 million and was recorded in equity. The carrying value of the Big Spring Logistic Assets as of the acquisition date was $72.0 million, which is net of $0.8 million of assumed asset retirement obligations liabilities.

Prior periods have not been recast, as these assets do not constitute a business in accordance with Accounting Standard Update 2017-01, "Clarifying the Definition of a Business". We capitalized approximately $0.4 million of acquisition costs related to the Big Spring Logistic Assets Acquisition during the six months ended June 30, 2018. We did not capitalize any acquisition costs during the three months ended June 30, 2018.

Marketing Contract Intangible Acquisition

Additionally, concurrent with the Big Spring Logistic Assets Acquisition, Delek, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain finished products produced at or sold from the Big Spring Refinery to various customers in return for a marketing fee (the "Marketing Contract Intangible Acquisition"). We recorded a related contract intangible asset in the amount of $144.2 million based on the amount paid to enter into the contract, which represents the fair value of the intangible asset. The contract intangible asset will be amortized over a twenty year period as a component of net revenues from affiliates. The total consideration paid was financed through borrowings under the Partnership's revolving credit facility. This transaction and related marketing agreement were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for a more detailed description of this marketing agreement.

3. Related Party Transactions

Commercial Agreements

The Partnership has a number of long-term, fee based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. In November 2017, Delek opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek in respect to the Tyler refinery, the initial term has been extended through 2026. The fees under each agreement are payable to us monthly by Delek or certain third parties to whom Delek has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission ("FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.

See our Annual Report on Form 10-K for a more complete description of certain of our commercial agreements and other agreements with Delek.

During the six months ended June 30, 2018, we entered into the following material agreements with Delek:

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

Big Spring Pipeline, Storage and Throughput Facilities Agreement. In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP, a Texas limited partnership and an indirect, wholly-owned subsidiary of Delek (“Alon USA, LP”), and DKL Big Spring, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Partnership (the "Buyer"), entered into the Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistic Assets and Duncan Terminal) (the “Logistics Agreement”). Under the Logistics Agreement, the Buyer will provide storage and throughput services at certain of the Big Spring Logistic Assets for Alon USA, LP. The Buyer will act as bailee of crude oil and refined petroleum products owned by Alon USA, LP or its assignee held in such assets owned and operated by the Buyer. The Buyer will charge fees to Alon USA, LP based on throughput volumes received or delivered ranging from $0.05 to $0.66 per barrel and related storage fees depending on the type of service or product. The fees under the Logistics Agreement may be adjusted annually for inflation. The initial term of the Logistics Agreement is ten years; the Buyer has a one-time option to extend the Logistics Agreement for up to five additional years; and the Logistics Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.

Big Spring Asphalt Services Agreement. In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP and the Buyer entered into the Big Spring Asphalt Services Agreement (the “Asphalt Services Agreement”). Under the Asphalt Services Agreement, the Buyer will provide asphalt storage and handling services at certain of the Big Spring Logistic Assets (such assets, the “Asphalt Facilities”). The Buyer will provide services to Alon USA, LP at the Asphalt Facilities and serve as bailee of all raw materials, and other hydrocarbons, used to make asphalt products owned by Alon USA, LP or its assignee held in the Asphalt Facilities. The Buyer will charge fees to Alon USA, LP based on throughput volumes delivered of $8.30 per barrel and related storage fees. The fees under the Asphalt Services Agreement may be adjusted annually for inflation. The initial term of the Asphalt Services Agreement is ten years; the Buyer has a one-time option to extend the Asphalt Services Agreement for up to five additional years; and the Asphalt Services Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.

Big Spring Marketing Agreement. Concurrent with the Big Spring Logistic Assets Acquisition, Alon USA, LP and the Buyer entered into the Marketing Agreement (the “Marketing Agreement”). Under the Marketing Agreement, the Buyer will provide Alon USA, LP with services for the marketing and selling of certain refined petroleum products that are produced or sold from the refinery near Big Spring, Texas. The Buyer will charge Alon USA, LP fees for such marketing and selling services of $0.50 to $0.71 per barrel depending on the type of product. The fees under the Marketing Agreement may be adjusted annually for inflation. The initial term of the Marketing Agreement is ten years; Alon USA, LP has a one-time option to extend the Marketing Agreement for up to five additional years; and the Marketing Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.

Omnibus Agreement. The Partnership entered into an omnibus agreement with Delek, our general partner, Delek Logistics Operating, LLC, Lion Oil Company and certain of the Partnership's and Delek's other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014, March 31, 2015 and August 3, 2015 and was further amended effective March 1, 2018 in connection with the Big Spring Logistic Assets Acquisition (collectively, as amended, the "Omnibus Agreement"). In conjunction with the March 1, 2018 amendment, our obligation to pay an annual fee to Delek for its provision of centralized corporate services to the Partnership was increased to $3.9 million annually.

Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek for certain capital expenditures in the amount of $0.4 million and $2.7 million during the three and six months ended June 30, 2018, respectively, and $0.8 million and $3.8 million during the three and six months ended June 30, 2017, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we were reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2018, we have recorded an increase to accounts receivable from related parties of $7.8 million for these matters for which we were or expect to be reimbursed, which was recorded as a reduction to operating expense. We were reimbursed $0.1 million for these matters during each of the three and six months ended June 30, 2018. We were reimbursed $0.3 million and $0.4 million for these matters during the three and six months ended June 30, 2017.

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

A summary of revenue, purchases from affiliates and expense transactions with Delek and its affiliates is as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$53,080	$39,824	$114,724	$76,443
Purchases from affiliates	$99,515	$8,252	$181,715	$17,180
Operating and maintenance expenses	$11,422	$6,385	$18,911	$13,481
General and administrative expenses	$2,505	$1,561	$3,462	$3,254

Quarterly Cash Distributions

Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February and May 2018, we paid quarterly cash distributions of $22.8 million and $24.0 million, respectively, of which $16.2 million and $17.2 million, respectively, were paid to Delek and our general partner. In February and May 2017, we paid quarterly cash distributions of $20.5 million and $21.0 million, of which $14.2 million and $14.7 million, respectively, were paid to Delek and our general partner. On July 24, 2018, our general partner's board of directors declared a quarterly cash distribution totaling $25.0 million, based on the available cash as of the date of determination for the end of the second quarter of 2018, payable on August 13, 2018, of which $18.0 million is expected to be paid to Delek and our general partner, including the payment for the IDRs.

4. Revenues

We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek's Tyler and Big Spring refineries; and for wholesale marketing in the west Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or FERC index (refer to Note 3 for a more detailed description of these agreements). In addition to the services we provide to Delek, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

The majority of our commercial agreements with Delek meet the definition of a lease since: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 606, we applied the new revenue recognition standard only to the service component of these leases. The bifurcation of the lease and service components was based on an analysis of lease-related and service-related costs for each contract, adjusted for representative profit margins. The lease component continues to be accounted for under the applicable lease accounting guidance.

The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$3,714	$493	$4,207
Service Revenue - Affiliate (1)	23,160	14,581	37,741
Product Revenue - Third Party	—	108,993	108,993
Product Revenue - Affiliate	—	794	794
Lease Revenue - Affiliate	10,870	3,675	14,545
Total Revenue	$37,744	$128,536	$166,280

	Six Months Ended June 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$7,965	$802	$8,767
Service Revenue - Affiliate (1)	43,057	24,147	67,204
Product Revenue - Third Party	—	210,710	210,710
Product Revenue - Affiliate	—	21,028	21,028
Lease Revenue - Affiliate	20,435	6,057	26,492
Total Revenue	$71,457	$262,744	$334,201
_____________________________
(1) Net of $1.8 million and $2.4 million of amortization expense for the three and six months ended, respectively, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of June 30, 2018, we expect to recognize $1.2 billion in service and lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek. We do not disclose information about remaining performance obligations that have original expected durations of one year or less.

Our unfulfilled performance obligations as of June 30, 2018 were as follows (in millions):

Remainder of 2018	$87,828
2019	164,646
2020	164,295
2021	153,541
2022 and thereafter	635,164
Total expected revenue on remaining performance obligations	$1,205,474

5. Inventory

Inventories consisted of $12.7 million and $20.9 million of refined petroleum products as of June 30, 2018 and December 31, 2017, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of goods sold in the consolidated statements of income and comprehensive income, which amounted to a nominal amount during both three and six month periods ended June 30, 2018 and 2017.

6. Long-Term Obligations

DKL Revolver

We have a $700.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Revolver"). The DKL Revolver contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars and an accordion feature whereby the Partnership may increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

The obligations under the DKL Revolver are secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a wholly-owned subsidiary of Delek, provides a limited guaranty of the Partnership's obligations under the DKL Revolver. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek US in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the DKL Revolver lenders. As of both June 30, 2018 and December 31, 2017, the principal amount of the Holdings Note was $102.0 million.

The DKL Revolver has a maturity date of December 30, 2019. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case varies based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the credit facility. At June 30, 2018, the weighted average interest rate for our borrowings under the facility was approximately 4.9%. Additionally, the DKL Revolver requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2018, this fee was 0.5% per year.
As of June 30, 2018, we had $493.9 million of outstanding borrowings under the DKL Revolver, with no letters of credit in place. Unused credit commitments under the DKL Revolver as of June 30, 2018, were $206.1 million.

6.75% Senior Notes Due 2025

On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly-owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “2025 Notes”) at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.

At any time prior to May 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 106.750% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to May 15, 2020, the Issuers may redeem all or part of the 2025 Notes at a redemption price of the principal amount, plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on May 15, 2020, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 105.063% of the redeemed principal for the twelve-month period beginning on May 15, 2020, 103.375% for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.

In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

In connection with the issuance of the 2025 Notes, the Issuers and the Guarantors entered into a registration rights agreement, whereby the Issuers and the Guarantors were required to exchange the 2025 Notes for new notes with terms substantially identical in all material respects with the 2025 Notes (except the new notes do not contain terms with respect to transfer restrictions). On April 25, 2018, we made an offer to exchange the 2025 Notes and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the "Exchange Offer"). The Exchange Offer expired on May 23, 2018 (the "Expiration Date"). The terms of the exchange notes that were issued as a result of the Exchange Offer are substantially identical to the terms of the original 2025 Notes.
As of June 30, 2018, we had $250.0 million in outstanding principal amount of the 2025 Notes. Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $5.1 million and $1.6 million, respectively, as of June 30, 2018, and $5.5 million and $1.7 million, respectively, as of December 31, 2017.

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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2018 is August 13, 2018. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to partners	$25,582	$18,977	$45,577	$33,572
Less: General partner's distribution (including IDRs) (1)	6,200	4,608	11,910	8,845
Less: Limited partners' distribution	18,784	17,175	37,071	33,962
Earnings in excess (deficit) of distributions	$598	$(2,806)	$(3,404)	$(9,235)

General partner's earnings:
Distributions (including IDRs) (1)	$6,200	$4,608	$11,910	$8,845
Allocation of earnings in excess (deficit) of distributions	12	(56)	(68)	(184)
Total general partner's earnings	$6,212	$4,552	$11,842	$8,661

Limited partners' earnings on common units:
Distributions	$18,784	$17,175	$37,071	$33,962
Allocation of earnings in excess (deficit) of distributions	586	(2,750)	(3,336)	(9,051)
Total limited partners' earnings on common units	$19,370	$14,425	$33,735	$24,911

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,386,031	24,335,338	24,384,341	24,331,991
Common units - (diluted)	24,394,103	24,375,946	24,391,760	24,371,540

Net income per limited partner unit (2):
Common units - (basic)	$0.79	$0.59	$1.38	$1.02
Common units - (diluted)	$0.79	$0.59	$1.38	$1.02

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

9. Equity

We had 9,101,137 common limited partner units held by the public outstanding as of June 30, 2018. Additionally, as of June 30, 2018, Delek owned a 61.4% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 497,861 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.

Equity Activity

The table below summarizes the changes in the number of units outstanding from December 31, 2017 through June 30, 2018.

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2017	9,088,587	15,294,046	497,604	24,880,237
General partner units issued to maintain 2% interest	—	—	257	257
Unit-based compensation awards (1)	12,550	—	—	12,550
Balance at June 30, 2018	9,101,137	15,294,046	497,861	24,893,044
(1) Unit-based compensation awards are presented net of 598 units withheld for taxes.

The summarized changes in the carrying amount of our equity from December 31, 2017 through June 30, 2018 are as follows (in thousands):

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2017	$174,378	$(197,206)	$(6,397)	$(29,225)
Distributions to unitholders and general partner related to Big Spring Logistic Assets Acquisition	—	(96,822)	(1,976)	(98,798)
Cash distributions (1)	(13,463)	(22,558)	(10,810)	(46,831)
Net income attributable to partners	12,581	21,154	11,842	45,577
Unit-based compensation	111	185	6	302
Other	—	—	13	13
Balance at June 30, 2018	$173,607	$(295,247)	$(7,322)	$(128,962)
(1) Cash distributions include $0.1 million related to distribution equivalents on vested phantom units.

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

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to partners	$25,582	$18,977	$45,577	$33,572
Less: General partner's IDRs	(5,817)	(4,258)	(11,154)	(8,153)
Net income available to partners	$19,765	$14,719	$34,423	$25,419
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$395	$294	$688	$508
General partner's IDRs	5,817	4,258	11,154	8,153
Total general partner's interest in net income	$6,212	$4,552	$11,842	$8,661

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

Cash Distributions

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017	August 4, 2017
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017	November 7, 2017
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018	February 2, 2018
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018 (1)	August 3, 2018

(1) Expected date of distribution.

The allocation of total quarterly cash distributions expected to be made on August 13, 2018 to general and limited partners for the three and six months ended June 30, 2018 and the allocation of total quarterly cash distributions for the three and six months ended June 30, 2017 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General partner's distributions:
General partner's distributions	$383	$350	$756	$692
General partner's IDRs	5,817	4,258	11,154	8,153
Total general partner's distributions	6,200	4,608	11,910	8,845

Limited partners' distributions:
Common limited partners' distributions	18,784	17,175	37,071	33,962

Total cash distributions	$24,984	$21,783	$48,981	$42,807

Cash distributions per limited partner unit	$0.770	$0.705	$1.520	$1.395

10. Equity Based Compensation

We incurred approximately $0.2 million and $0.3 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.4 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2017, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing price of our common limited partner units on the grant date of the awards. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. As of June 30, 2018, there was $0.6 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.9 years.

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

The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the DKL Revolver.  As of June 30, 2018 and December 31, 2017, the Partnership's investment balance in these joint ventures was $106.4 million and $106.5 million, respectively.

In February 2018, the Partnership and an affiliate of Green Plains Partners LP ("Green Plains") entered into a joint venture engaging in the light products terminalling business. The companies formed DKGP Energy Terminals, LLC ("DKGP Energy"). The Partnership and Green Plains each own a 50% membership interest in DKGP Energy. DKGP Energy signed a membership interest purchase agreement (the "Membership Interest Purchase Agreement") to acquire two light products terminals located in Caddo Mills, Texas and North Little Rock, Arkansas from an affiliate of American Midstream Partners, L.P. ("American Midstream"), subject to certain closing conditions and regulatory approvals (the "DKGP Transaction"). The Membership Interest Purchase Agreement expired on August 1, 2018 pursuant to its terms (primarily due to delays in receiving federal regulatory approval for the acquisition), and the contemplated DKGP Transaction terminated (the "DKGP Termination"). As a result of the DKGP Termination, the contemplated contribution of certain of the Partnership's terminals to DKGP Energy, in connection with the DKGP Transaction, terminated. At this time the Partnership and Green Plains do not have any further transaction or development plans with respect to DKGP Energy.

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

Summarized Financial Information

Combined summarized financial information for our equity method investees is shown below (in thousands):

	June 30, 2018	December 31, 2017
Current assets	$18,195	$12,671
Non-current assets	$241,564	$244,329
Current liabilities	$3,876	$1,798

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$9,886	$7,022	$17,876	$12,693
Gross profit	$9,886	$7,022	$17,876	$12,693
Net income	$4,800	$3,379	$7,512	$4,392

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

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Pipelines and Transportation
Net revenues:
Affiliates	$34,030	$27,668	$63,492	$54,168
Third party	3,714	2,555	7,965	4,732
Total pipelines and transportation	37,744	30,223	71,457	58,900
Operating costs and expenses:
Cost of goods sold	5,195	4,403	9,636	8,808
Operating expenses	9,933	7,933	19,555	16,088
Segment contribution margin	$22,616	$17,887	$42,266	$34,004
Capital spending (1)	$826	$1,660	$2,234	$3,797

Wholesale Marketing and Terminalling
Net revenues:
Affiliates (2)	$19,050	$12,156	$51,232	$22,275
Third party	109,486	84,390	211,512	175,067
Total wholesale marketing and terminalling	128,536	96,546	262,744	197,342
Operating costs and expenses:
Cost of goods sold	100,821	80,636	215,412	168,821
Operating expenses	4,984	2,033	7,939	4,236
Segment contribution margin	$22,731	$13,877	$39,393	$24,285
Capital spending (1)	$1,426	$459	$2,215	$1,113

Consolidated
Net revenues:
Affiliates	$53,080	$39,824	$114,724	$76,443
Third party	113,200	86,945	219,477	179,799
Total consolidated	166,280	126,769	334,201	256,242
Operating costs and expenses:
Cost of goods sold	106,016	85,039	225,048	177,629
Operating expenses	14,917	9,966	27,494	20,324
Contribution margin	45,347	31,764	81,659	58,289
General and administrative expenses	3,747	2,656	6,722	5,504
Depreciation and amortization	7,019	5,742	13,019	10,935
Loss (gain) on asset disposals	(129)	(5)	(69)	7
Operating income	$34,710	$23,371	$61,987	$41,843
Capital spending (1)	$2,252	$2,119	$4,449	$4,910

(1) Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition for the six months ended June 30, 2018. No costs were capitalized during the three months ended June 30, 2018.

(2) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

The following table summarizes the total assets for each segment as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Pipelines and transportation	$439,311	$349,351
Wholesale marketing and terminalling	211,038	94,179
Total assets	$650,349	$443,530

Property, plant and equipment and accumulated depreciation as of June 30, 2018 and depreciation expense by reporting segment for the three and six months ended June 30, 2018 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$362,128	$84,833	$446,961
Less: accumulated depreciation	(96,915)	(30,713)	(127,628)
Property, plant and equipment, net	$265,213	$54,120	$319,333
Depreciation expense for the three months ended June 30, 2018	$5,594	$1,336	$6,930
Depreciation expense for the six months ended June 30, 2018	$10,524	$2,406	$12,930

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of June 30, 2018.

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

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017 was as follows (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$2	$—	$2
Total assets	—	2	—	2
Liabilities
Commodity derivatives	—	(380)	—	(380)
Net liabilities	$—	$(378)	$—	$(378)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Commodity derivatives	—	(1,087)	—	(1,087)
Net liabilities	$—	$(1,087)	$—	$(1,087)

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

As of June 30, 2018 and December 31, 2017, we had cash collateral of $0.5 million and $0.3 million, respectively, netted with the net derivative position of our counterparty. See Note 14 for further information regarding derivative instruments.

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

From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the DKL Revolver.

The following table presents the fair value of our derivative instruments as of June 30, 2018 and December 31, 2017. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash deficit or collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2018 and 2017, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income. See Note 13 for further information regarding the fair value of derivative instruments.

(in thousands)		June 30, 2018		December 31, 2017
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
Commodity derivatives (1)	Accrued expenses and other current liabilities	$2	$(380)	$—	$(1,087)
Total gross fair value of derivatives		2	(380)	—	(1,087)
Less: Counterparty netting and cash collateral (deficit) (2)		(88)	(380)	—	(290)
Total net fair value of derivatives		$90	$—	$—	$(797)

(1) As of June 30, 2018 and December 31, 2017, we had open derivative contracts representing 117,000 barrels and 370,000 barrels, respectively, of refined petroleum products.

(2) As of June 30, 2018 and December 31, 2017, we had cash collateral of $0.5 million and $0.3 million, respectively, netted with the net derivative position of our counterparty.

Recognized gains (losses) associated with our derivatives for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Income Statement Location	2018	2017	2018	2017
Commodity derivatives	Cost of goods sold	$(843)	$606	$740	$1,116

15. Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See "Crude Oil Releases" below for further discussion.

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

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed, although regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our condensed consolidated statements of income and comprehensive income and are subsequently reimbursed by Delek pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek for such costs.

During each of the three and six months ended June 30, 2018, we recorded approximately $0.1 million of expense, which is net of total expected reimbursements from Delek pursuant to the terms of the Omnibus Agreement of $7.8 million, to cover the cost of certain asset failures that occurred in 2018.

The United States Department of Justice (the "DOJ"), on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, are currently pursuing an enforcement action against the Partnership with regard to potential violations of the Clean Water Act and certain state laws arising from the Magnolia Release. Although we have been negotiating a resolution to this matter with the EPA and the State of Arkansas, which will include monetary penalties and other relief, on July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of the Partnership's wholly-owned subsidiaries, Delek Logistics Operations LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas on July 13, 2018. As of June 30, 2018, we have accrued $1.0 million, which we recorded in pipeline release liabilities in our condensed consolidated balance sheet, for the Magnolia Release in connection with these proceedings. We believe this amount is adequate to cover our expected obligations related to these proceedings and that these proceedings will not have a material adverse effect upon the Partnership's business, financial condition or result of operations.

Contracts and Agreements

The majority of the petroleum products we sold in west Texas prior to December 31, 2017 were purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro that expired on December 31, 2017, we purchased petroleum products at the Abilene, Texas terminal, which we own, for sales and exchange with third parties at the Abilene and San Angelo terminals. We leased the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, that expired on December 31, 2017. In the first half of 2018, we purchased spot barrels from various third parties and from Delek for sale to wholesale customers in west Texas.

Letters of Credit

At June 30, 2018, we had no letters of credit in place under the DKL Revolver.

16. Subsequent Events

Distribution Declaration

On July 24, 2018, our general partner's board of directors declared a quarterly cash distribution of $0.77 per limited partner unit, payable on August 13, 2018, to unitholders of record on August 3, 2018.

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

Effective March 1, 2018, the Partnership acquired from Delek certain logistics assets primarily located at or adjacent to Delek's Big Spring, Texas refinery (the "Big Spring Refinery"). See 2018 Developments" for further details.

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

2018 Developments

Inflation Adjustments.  On July 1, 2018, the tariffs on our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek and third parties that are subject to adjustment using FERC indexing increased by approximately 4.4%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees increased based on the consumer price index or the producer price index, which increased approximately 2.2% and 6.1%, respectively.

Big Spring Logistic Assets Acquisition. Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek certain logistics assets primarily located at or adjacent to Delek's refinery near Big Spring, Texas (the "Big Spring Refinery") and Delek's light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistic Assets"), such transaction the "Big Spring Logistic Assets Acquisition." The purchase price was $170.8 million, financed through borrowings under the Partnership’s revolving credit facility. Refer to Note 2 to our accompanying condensed consolidated financial statements for additional information.

Marketing Contract Intangible Acquisition. Effective March 1, 2018, concurrent with the Big Spring Logistic Assets Acquisition, Delek, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain finished products produced at the Big Spring Refinery to various customers in return for a marketing fee (the "Big Spring Marketing Agreement"). The purchase price was $144.2 million, financed through borrowings under the Partnership's revolving credit facility. Refer to Note 2 to our accompanying condensed consolidated financial statements for additional information.

Green Plains Joint Venture. In February 2018, the Partnership and an affiliate of Green Plains Partners LP ("Green Plains") entered into a joint venture engaging in the light products terminalling business. The companies formed DKGP Energy Terminals, LLC ("DKGP Energy"). The Partnership and Green Plains each owned a 50% membership interest in DKGP Energy. DKGP Energy signed a membership interest purchase agreement (the "Membership Interest Purchase Agreement") to acquire two light products terminals located in Caddo Mills, Texas and North Little Rock, Arkansas from an affiliate of American Midstream Partners, L.P. ("American Midstream"), subject to certain closing conditions and regulatory approvals (the "DKGP Transaction"). The Membership Interest Purchase Agreement expired on August 1, 2018 pursuant to its terms (primarily due to delays in receiving federal regulatory approval for the acquisition), and the contemplated DKGP Transaction terminated (the "DKGP Termination"). As a result of the DKGP Termination, the contemplated contribution of certain of the Partnership's terminals to DKGP Energy, in connection with the DKGP Transaction, terminated. At this time the Partnership and Green Plains do not have any further transaction or development plans with respect to DKGP Energy.

2025 Notes Offer to Exchange. On April 25, 2018, we made an offer to exchange the 2025 Notes (as defined in Note 6 to our accompanying condensed consolidated financial statements) and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the "Exchange Offer"). The Exchange Offer expired on May 23, 2018 (the "Expiration Date"). The terms of the exchange notes that were issued as a result of the Exchange Offer are substantially identical to the terms of the original 2025 Notes.

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

Commercial Agreements with Delek

The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K for the year ended December 31, 2017 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 1, 2018 for a discussion of our material commercial agreements with Delek. Additionally, refer to Note 3 to our accompanying condensed consolidated financial statements for a description of material agreements entered into during the quarter ended June 30, 2018.

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

Financing. The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of 0.77 per unit for the quarter ended June 30, 2018 (3.08 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any potential future issuances of equity and debt securities.

Market Trends

Master Limited Partnerships

Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration companies and smaller producers incur to support future growth. Throughout 2017 and the six months ended June 30, 2018, the prices of crude oil and related refined products have increased relative to 2016 levels. Drilling activity has escalated as a result of these increasing crude oil prices, particularly in the Permian basin which has attractive drilling economics supported by improved efficiencies and drilling cost. As market conditions have improved, the demand for our assets has increased and our operations have benefited from this trend, particularly in the west Texas area where our results are most driven by market factors. Additionally, we believe these improving market conditions will facilitate the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.

West Texas Marketing Operations

Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products have increased in 2017 and 2018 to date, resulting in higher demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2017 and for the six months ended June 30, 2018.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2017 and for the six months ended June 30, 2018.

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $0.8 million and $2.0 million of RINs to Delek during the three and six months ended June 30, 2018, respectively, and $1.2 million and $2.3 million during the three and six months ended June 30, 2017, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2017 and for the six months ended June 30, 2018.

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

Contractual Obligations

There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2018, from those disclosed in our Annual Report on Form 10-K.

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

The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2018 and 2017, including a reconciliation of net income to EBITDA and net cash provided by operating activities to distributable cash flow (in thousands, except unit and per unit amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Statement of Operations Data:
Net revenues:
Pipelines and transportation	$37,744	$30,223	$71,457	$58,900
Wholesale marketing and terminalling	128,536	96,546	262,744	197,342
Total	166,280	126,769	334,201	256,242
Operating costs and expenses:
Cost of goods sold	106,016	85,039	225,048	177,629
Operating expenses	14,917	9,966	27,494	20,324
General and administrative expenses	3,747	2,656	6,722	5,504
Depreciation and amortization	7,019	5,742	13,019	10,935
Loss on asset disposals	(129)	(5)	(69)	7
Total operating costs and expenses	131,570	103,398	272,214	214,399
Operating income	34,710	23,371	61,987	41,843
Interest expense, net	10,926	5,462	18,988	9,533
Income from equity method investments	(1,899)	(1,176)	(2,757)	(1,421)
Total non-operating costs and expenses	9,027	4,286	16,231	8,112
Income before income tax expense	25,683	19,085	45,756	33,731
Income tax expense	101	108	179	159
Net income attributable to partners	$25,582	$18,977	$45,577	$33,572
Comprehensive income attributable to partners	$25,582	$18,977	$45,577	$33,572
EBITDA(1)	$45,431	$30,289	$80,167	$54,199

Less: General partner's interest in net income, including incentive distribution rights	6,212	4,552	11,842	8,661
Limited partners' interest in net income	$19,370	$14,425	$33,735	$24,911

Net income per limited partner unit (2):
Common units - (basic)	$0.79	$0.59	$1.38	$1.02
Common units - (diluted)	$0.79	$0.59	$1.38	$1.02

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,386,031	24,335,338	24,384,341	24,331,991
Common units - (diluted)	24,394,103	24,375,946	24,391,760	24,371,540

(1) For a definition of EBITDA, see "How We Evaluate Our Operations—EBITDA and Distributable Cash Flow" above.
(2) We base our calculation of net income per unit on the weighted-average number of common limited partner units outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Reconciliation of net income to EBITDA:
Net income	$25,582	$18,977	$45,577	$33,572
Add:
Income tax expense	101	108	179	159
Depreciation and amortization	7,019	5,742	13,019	10,935
Amortization of customer contract intangible assets	1,803	—	2,404	—
Interest expense, net	10,926	5,462	18,988	9,533
EBITDA (1)	$45,431	$30,289	$80,167	$54,199

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$27,987	$23,436	$51,643	$46,910
Changes in assets and liabilities	6,215	881	9,921	(2,681)
Distributions from equity method investments in investing activities	—	501	660	501
Maintenance and regulatory capital expenditures (2)	(1,017)	(2,070)	(1,341)	(4,313)
Reimbursement from Delek for capital expenditures (3) (4)	314	460	705	1,338
Accretion of asset retirement obligations	(97)	(73)	(175)	(146)
Deferred income taxes	—	(94)	—	(119)
Loss on asset disposals	129	5	69	(7)
Distributable cash flow (1)	$33,531	$23,046	$61,482	$41,483

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

(3) For the three and six month periods ended June 30, 2018 and 2017, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

(4) During the year ended December 31, 2017, the reimbursed capital expenditure amounts in the determination of distributable cash flow were revised to reflect the accrual of reimbursed capital expenditures from Delek rather than the cash amounts received for reimbursed capital expenditures during the three and six months period ended June 30, 2017. This resulted in decreases to the distributable cash flow of $0.3 million and $2.5 million from the amounts presented on our Quarterly Report on Form 10-Q for the three and six months period ended June 30, 2017, respectively.

Segment Data:

The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capital spending (excluding business combinations)
Pipelines and Transportation	826	1,660	2,234	3,797
Wholesale Marketing and Terminalling	1,426	459	2,215	1,113

Consolidated Results of Operations — Comparison of the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

The table below presents a summary of our consolidated results of operations and our segment operating performance for the three months ended June 30, 2018 and 2017. The discussion immediately following presents the consolidated results of operations (in thousands).

	Three Months Ended
	June 30,
	2018	2017
Pipelines and Transportation
Net Revenues:
Affiliates	34,030	$27,668
Third-Party	3,714	2,555
Total Pipelines and Transportation	37,744	30,223
Operating costs and expenses:
Cost of goods sold	5,195	4,403
Operating expenses	9,933	7,933
Segment contribution margin	$22,616	$17,887

Wholesale Marketing and Terminalling
Net Revenues:
Affiliates	19,050	$12,156
Third-Party	109,486	84,390
Total Wholesale Marketing and Terminalling	128,536	96,546
Operating costs and expenses:
Cost of goods sold	100,821	80,636
Operating expenses	4,984	2,033
Segment contribution margin	$22,731	$13,877

Consolidated
Net Revenues:
Affiliates	53,080	$39,824
Third-Party	113,200	86,945
Net revenues	166,280	126,769
Operating costs and expenses:
Cost of goods sold	106,016	85,039
Operating expenses	14,917	9,966
Contribution margin	45,347	31,764
General and administrative expenses	3,747	2,656
Depreciation and amortization	7,019	5,742
Gain on asset disposals	(129)	(5)
Operating income	$34,710	$23,371

Net Revenues

We generated net revenues of $166.3 million for the second quarter of 2018 compared to $126.8 million for the second quarter of 2017, an increase of $39.5 million, or 31.2%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.64 per gallon and $0.71 per gallon, respectively, during the second quarter of 2018 compared to the second quarter of 2017. Also contributing to the increase were net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

Cost of Goods Sold

Cost of goods sold was $106.0 million for the second quarter of 2018 compared to $85.0 million for the second quarter of 2017, an increase of $21.0 million, or 24.7%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.48 per gallon and $0.62 per gallon, respectively, during the second quarter of 2018 compared to the second quarter of 2017.

Operating Expenses

Operating expenses were $14.9 million for the second quarter of 2018 compared to $10.0 million for the second quarter of 2017, an increase of $5.0 million, or 49.7%. The increase in operating expenses was primarily due to the operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including professional services fees incurred in connection with the transaction. Also contributing to the increase were increases in employee costs allocated to us as a result of increases in allocated employee headcount and increases in employee incentive costs.

Contribution Margin

Contribution margin for the second quarter of 2018 was $45.3 million compared to $31.8 million for the second quarter of 2017, an increase of $13.6 million, or 42.8%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements. Also contributing to the increase were increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the second quarter of 2018 compared to $2.7 million for the second quarter of 2017, an increase of $1.1 million, or 41.1%. The increase in general and administrative expenses was primarily due to increases in professional services and management fees incurred in connection with the management of various transactions and projects.

Depreciation and Amortization

Depreciation and amortization was $7.0 million for the second quarter of 2018 compared to $5.7 million for the second quarter of 2017, an increase of $1.3 million, or 22.2%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the Big Spring Logistic Assets Acquisition as well as the completion of capital projects that were placed into service throughout 2017 and during the first half of 2018.

Interest Expense

Interest expense was $10.9 million for the second quarter of 2018 compared to $5.5 million for the second quarter of 2017, an increase of $5.4 million, or 100.0%. This increase was primarily attributable to higher interest costs associated with increased borrowings under the DKL Revolver as a result of the Big Spring Acquisition and interest payments under the 2025 Notes.

Income Tax Expense

Income tax expense was $0.1 million for each of the second quarters of 2018 and 2017. Our effective tax rate was 0.4% for the second quarter of 2018, compared to 0.6% for the second quarter of 2017. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Consolidated Results of Operations — Comparison of the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

The table below presents a summary of our consolidated results of operations and our segment operating performance for the six months ended June 30, 2018 and 2017. The discussion immediately following presents the consolidated results of operations.

	Six Months Ended
	June 30,
	2018	2017
Pipelines and Transportation
Net Revenues:
Affiliate	$63,492	$54,168
Third-Party	7,965	4,732
Total Pipelines and Transportation	71,457	58,900
Operating costs and expenses:
Cost of goods sold	9,636	8,808
Operating expenses	19,555	16,088
Segment contribution margin	$42,266	$34,004

Wholesale Marketing and Terminalling
Net Revenues:
Affiliate	$51,232	$22,275
Third-Party	211,512	175,067
Total Wholesale Marketing and Terminalling	262,744	197,342
Operating costs and expenses:
Cost of goods sold	215,412	168,821
Operating expenses	7,939	4,236
Segment contribution margin	$39,393	$24,285

Consolidated
Net Revenues:
Affiliate	$114,724	$76,443
Third-Party	219,477	179,799
Net revenues	334,201	256,242
Operating costs and expenses:
Cost of goods sold	225,048	177,629
Operating expenses	27,494	20,324
Contribution margin	81,659	58,289
General and administrative expenses	6,722	5,504
Depreciation and amortization	13,019	10,935
Gain on asset disposals	(69)	7
Operating income	$61,987	$41,843

Net Revenues

We generated net revenues of $334.2 million for the six months ended June 30, 2018 compared to $256.2 million for the six months ended June 30, 2017, an increase of $78.0 million, or 30.4%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.43 per gallon and $0.57 per gallon, respectively, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Also contributing to the increase in net revenues were net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018, as well as the increased volume related to the east Texas marketing agreement. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

Cost of Goods Sold

Cost of goods sold was $225.0 million for the six months ended June 30, 2018 compared to $177.6 million for the six months ended June 30, 2017, an increase of $47.4 million, or 26.7%. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.33 per gallon and $0.50 per gallon, respectively, during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Operating Expenses

Operating expenses were $27.5 million for the six months ended June 30, 2018 compared to $20.3 million for the six months ended June 30, 2017, an increase of $7.2 million, or 35.3%. The increase in operating expenses was primarily due to the operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including professional services fees incurred in connection with the transaction. Also contributing to the increase were increases in employee costs allocated to us as a result of increases in allocated employee headcount and increases in employee incentive costs.

Contribution Margin

Contribution margin for the six months ended June 30, 2018 was $81.7 million compared to $58.3 million for the six months ended June 30, 2017, an increase of $23.4 million, or 40.1%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements. Also contributing to the increase were increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition and the improved performance related to the east Texas marketing agreement as described above.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the six months ended June 30, 2018 compared to $5.5 million for the six months ended June 30, 2017, an increase of $1.2 million, or 22.1%. The increase in general and administrative expenses was primarily due to increases in professional services fees incurred in connection with the Big Spring Logistic Assets Acquisition. Also contributing to the increase were increases in certain direct employee costs allocated to us in connection with an increase in allocated employee headcount and in fees incurred in connection with the management of various projects.

Depreciation and Amortization

Depreciation and amortization was $13.0 million for the six months ended June 30, 2018 compared to $10.9 million for the six months ended June 30, 2017, an increase of $2.1 million, or 19.1%. The increase in depreciation and amortization was primarily due to the addition of assets to our asset base as a result of the Big Spring Acquisition as well as the completion of capital projects that were placed in service throughout 2017 and during the six months ended June 30, 2018.

Interest Expense

Interest expense was $19.0 million for the six months ended June 30, 2018 compared to $9.5 million for the six months ended June 30, 2017, an increase of $9.5 million, or 99.2%. This increase was primarily attributable to higher interest costs associated with increased borrowings under the DKL Revolver as a result of the Big Spring Acquisition and interest payments under the 2025 Notes.

Income Tax Expense

Income tax expense was $0.2 million for each of the six months ended June 30, 2018 and 2017. Our effective tax rate was 0.4% for the six months ended June 30, 2018, compared to 0.5% for the six months ended June 30, 2017. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

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

Pipelines and Transportation Segment

Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek and third parties. These assets include the Lion Pipeline System, the SALA Gathering System, the Paline Pipeline System, the East Texas Crude Logistics System, the Tyler-Big Sandy Pipeline, the El Dorado Tank Assets, the Tyler Tank Assets, the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility, the El Dorado Rail Offloading Racks, the Tyler Crude Tank, refined product pipeline capacity leased from Enterprise TE Products Pipeline Company LLC that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline. In addition to these operating systems, we own or lease 133 tractors and 167 trailers used to haul primarily crude oil and other products for related and third parties. Effective March 1, 2018, this segment also includes the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition.

The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	56,088	59,953	55,412	59,351
Refined products pipelines to Enterprise Systems	48,013	49,820	48,879	50,583
SALA Gathering System	16,738	15,957	16,705	16,242
East Texas Crude Logistics System	16,902	13,591	17,478	14,876

Comparison of the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Net Revenues

Net revenues for the pipelines and transportation segment were $37.7 million for the second quarter of 2018 compared to $30.2 million for the second quarter of 2017, an increase of $7.5 million, or 24.9%. The increase was primarily attributable to increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition and increased revenues on our Paline Pipeline. On March 1, 2018, we entered into two agreements pursuant to which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the second quarter of 2017 when the Paline Pipeline was a FERC regulated pipeline with a tariff established for potential shippers.

Cost of Goods Sold

Cost of goods sold was $5.2 million for the second quarter of 2018 compared to $4.4 million for the second quarter of 2017, an increase of $0.8 million, or 18.0%. The increase in cost of goods sold was attributable to increases in transportation costs related to our trucking assets and higher pipeline allowance losses on our Paline Pipeline System during the second quarter of 2018 compared to the second quarter of 2017.

Operating Expenses

Operating expenses were $9.9 million for the second quarter of 2018 compared to $7.9 million for the second quarter of 2017, an increase of $2.0 million, or 25.2%. The increase in operating expenses was primarily due to the operating costs associated with the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, including professional services fees incurred in connection with the transaction. Also contributing to the increase were increases in employee costs allocated to us as a result of increases in allocated employee headcount and increases in employee incentive costs.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $22.6 million, or 49.9% of our consolidated segment contribution margin in the second quarter of 2018, compared to $17.9 million, or 56.3% of our consolidated segment contribution margin, in the second quarter of 2017, an increase of $4.7 million, or 26.4%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition and increased revenues on our Paline Pipeline as described above.

Comparison of the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Net Revenues

Net revenues for the pipelines and transportation segment were $71.5 million for the six months ended June 30, 2018 compared to $58.9 million for the six months ended June 30, 2017, an increase of $12.6 million, or 21.3%. The increase was primarily attributable to increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition and increased revenues on our Paline Pipeline. On March 1, 2018, we entered into two agreements pursuant to which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the second quarter of 2017 when the Paline Pipeline was a FERC regulated pipeline with a tariff established for potential shippers.

Cost of Goods Sold

Cost of goods sold was $9.6 million for the six months ended June 30, 2018 compared to $8.8 million for the six months ended June 30, 2017, an increase of $0.8 million, or 9.4%. The increase in cost of goods sold was attributable to increases in transportation costs related to our trucking assets.

Operating Expenses

Operating expenses were $19.6 million for the six months ended June 30, 2018 compared to $16.1 million for the six months ended June 30, 2017, an increase of $3.5 million, or 21.6%. The increase in operating expenses was primarily due to the operating costs associated with the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, including professional services fees incurred in connection with the transaction. Also contributing to the increase were increases in employee costs allocated to us as a result of increases in allocated employee headcount and increases in employee incentive costs.

Contribution Margin

Contribution margin for the pipelines and transportation segment was $42.3 million, or 51.8% of our consolidated segment contribution margin, in the six months ended June 30, 2018, compared to $34.0 million, or 58.3% of our consolidated segment contribution margin, in the six months ended June 30, 2017, an increase of $8.3 million, or 24.3%. The increase in the pipelines and transportation segment contribution margin was primarily attributable to increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition and increased revenues on our Paline Pipeline System as described above.

Wholesale Marketing and Terminalling Segment

We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties. Effective March 1, 2018, this segment also includes the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition.

The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	79,330	77,878	76,304	70,677
Big Spring marketing throughputs (average bpd) (2)	80,536	—	79,165	—
West Texas marketing throughputs (average bpd)	12,261	13,422	14,091	13,942
West Texas marketing margin per barrel	$8.06	$4.26	6.43	$3.44
Terminalling throughputs (average bpd) (3)	162,383	128,111	154,917	122,026
_____________________________
(1) Excludes jet fuel and petroleum coke.
(2) Throughputs for the six months ended June 30, 2018 are for the 122 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying condensed consolidated financial statements.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal are for the 122 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput for the six months ended June 30, 2018 was 26.0 million barrels, which averaged 143,593 bpd for the period.

Comparison of the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Net Revenues

Net revenues for the wholesale marketing and terminalling segment were $128.5 million for the second quarter of 2018 compared to $96.5 million for the second quarter of 2017, an increase of $32.0 million, or 33.1%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations as well as the revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $100.8 million in the second quarter of 2018, compared to $80.6 million in the second quarter of 2017, an increase of $20.2 million, or 25.0%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. See the following chart for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations.

Operating Expenses

Operating expenses were $5.0 million in the second quarter of 2018, compared to $2.0 million in the second quarter of 2017, an increase of $3.0 million, or 145.2%. The increase in operating expenses was primarily due to the operating costs associated with the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $22.7 million, or 50.1% of our consolidated contribution margin, in the second quarter of 2018, compared to $13.9 million, or 43.7% of our consolidated contribution margin, in the second quarter of 2017, an increase of $8.9 million, or 63.8%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements. Also contributing to the increase was the increase in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.

Comparison of the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Net Revenues

Net revenues for the wholesale marketing and terminalling segment were $262.7 million for the six months ended June 30, 2018 compared to $197.3 million for the six months ended June 30, 2017, an increase of $65.4 million, or 33.1%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations, as well as increased revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition and the increased volume related to the east Texas marketing agreement. The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations.

Cost of Goods Sold

Cost of goods sold for our wholesale marketing and terminalling segment was $215.4 million for the six months ended June 30, 2018, compared to $168.8 million for the six months ended June 30, 2017, an increase of $46.6 million, or 27.6%. The increase in cost of goods sold was attributable to increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. See the following chart for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations.

Operating Expenses

Operating expenses were $7.9 million in the six months ended June 30, 2018, compared to $4.2 million in the six months ended June 30, 2017, an increase of $3.7 million or 87.4%. The increase in operating expenses was primarily due to the operating costs associated with the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition.

Contribution Margin

Contribution margin for the wholesale marketing and terminalling segment was $39.4 million, or 48.2% of our consolidated contribution margin, for the six months ended June 30, 2018, compared to $24.3 million, or 41.7% of our consolidated contribution margin, for the six months ended June 30, 2017, an increase of $15.1 million, or 62.2%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements. Also contributing to the increase were the increase in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition and improved performance related to the east Texas marketing agreement as described above.

Liquidity and Capital Resources

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and potential issuances of additional equity and debt securities. We believe that cash generated from these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations, including minimum quarterly cash distributions and capital expenditures, for at least the next 12 months.

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017	August 4, 2017
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017	November 7, 2017
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018	February 2, 2018
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018 (1)	August 3, 2018

(1) Expected date of distribution.

Cash Flows

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash Flow Data:
Operating activities	$51,643	$46,910
Investing activities	(221,700)	(8,303)
Financing activities	170,559	(33,767)
Net increase	$502	$4,840

Cash Flows from Operating Activities

Net cash provided by operating activities was $51.6 million for the six months ended June 30, 2018, compared to cash provided of $46.9 million for the six months ended June 30, 2017. The increase in cash flows provided by operations was due mainly to increases in net income as well as decreases in inventories and other current assets of $6.2 million when compared to the six months ended June 30, 2017. Also contributing to the increase was an increase of $2.4 million in the amortization of the customer contract intangible asset related to the Big Spring Acquisition for which there was no amortization in 2017. The increase in cash flows provided by operations was substantially offset by a decrease in accounts payable and other current liabilities of $10.6 million when compared to the six months ended June 30, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $221.7 million in the six months ended June 30, 2018, compared to $8.3 million used in the six months ended June 30, 2017. The increase in cash used in investing activities was primarily due to the logistics assets acquired in the Big Spring Logistic Assets Acquisition and the Marketing Contract Intangible Acquisition. We purchased the assets acquired in the Big Spring Logistic Assets Acquisition for $72.0 million. Additionally, we purchased a marketing contract intangible for $144.2 million. We did not have any asset acquisitions during the six months ended June 30, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities was $170.6 million in the six months ended June 30, 2018, compared to cash used of $33.8 million in the six months ended June 30, 2017. The increase in cash provided by financing activities was primarily due to an increase in net proceeds under our revolving credit facility. We received net proceeds of $314.0 million under the revolving credit facility during the six months ended June 30, 2018, compared to net payments of $238.1 million under the revolving credit facility during the six months ended June 30, 2017. Offsetting the net payments under the revolving credit facility were net proceeds of $248.1 million under the 2025 Notes during the six months ended June 30, 2017. The increase in net proceeds under our revolving credit facility was partially offset by increases in distributions. We paid quarterly cash distributions totaling $46.8 million during the six months ended June 30, 2018, compared to quarterly cash distributions totaling $41.8 million during the six months ended June 30, 2017. We also distributed $98.8 million related to the Big Spring Logistic Assets Acquisition during the six months ended June 30, 2018, with no comparable distributions related to asset acquisitions during the six months ended June 30, 2017.

Cash Position and Indebtedness

As of June 30, 2018, we had $5.2 million cash and cash equivalents and we had total indebtedness of $737.1 million. Unused credit commitments under the revolving credit facility were $206.1 million, and we had no letters of credit in place at June 30, 2018. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2018. See Note 6 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.

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

Capital Spending

A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2018 were $4.4 million, of which approximately $2.2 million was spent in our pipelines and transportation segment and $2.2 million was spent in our wholesale marketing and terminalling segment. Our capital expenditure budget is approximately $19.0 million for 2018.

The following table summarizes our actual capital expenditures for the six months ended June 30, 2018 and planned capital expenditures for the full year 2018 by major category (in thousands):

	Full Year 2018 Forecast	Six Months Ended June 30, 2018
Regulatory	$3,435	$457
Maintenance (1)	8,911	1,174
Discretionary projects	6,623	2,818
Total capital spending (2)	$18,969	$4,449

(1)
Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines, tanks and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

(2)	Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition.

For the full year 2018, we plan to spend approximately $19.0 million, of which $12.1 million is budgeted to the pipelines and transportation segment and $6.9 million to the wholesale marketing and terminalling segment. We plan to spend approximately $6.6 million for discretionary projects in 2018, of which $4.9 million is expected to be spent in the pipelines and transportation segment and $1.7 million in the wholesale marketing and terminalling segment. The majority of the $4.9 million budgeted to discretionary projects in the pipelines and transportation segment relates to the construction of a new tank and a pipeline pump expansion. We plan to spend approximately $8.9 million for maintenance projects in 2018, of which $5.4 million is expected to be spent in the pipelines and transportation segment and $3.5 million in the wholesale marketing and terminalling segment. The majority of the $5.4 million budgeted for maintenance projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines. The majority of the $3.5 million budgeted for maintenance projects in the wholesale marketing and terminalling segment relates to system upgrades at the terminals.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At June 30, 2018 and December 31, 2017, we had open derivative contracts representing 117,000 barrels and 370,000 barrels, respectively, of refined petroleum products. We recognized gains (loss) associated with commodity derivatives not designated as hedging instruments of $(0.8) million and $0.7 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2017. These amounts were recorded to cost of goods sold in the accompanying condensed consolidated statements of income. Refer to Note 14 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments.

Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at June 30, 2018.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Interest Rate Risk. Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2018 would be to change interest expense by approximately $4.9 million. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates.

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

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations and there have been no material developments to the proceedings previously reported in our Form 10-K to comply with certain SEC regulations except as set forth below.

As previously reported, in June 2015, the United States Department of Justice (the “DOJ”), on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality (the "ADEQ"), notified the Partnership that they were planning to bring an enforcement action with regard to alleged violations of the Clean Water Act and certain state laws arising from the release of crude oil in March 2013 from our Magnolia Station in Magnolia, Arkansas (the “Magnolia Release”). On July 13, 2018, the DOJ, and the State of Arkansas, brought a civil action in the United States District Court for the Western District of Arkansas against two of the Partnership's wholly-owned subsidiaries, Delek Logistics Operating LLC (“DLO”) and SALA Gathering Systems LLC (“SALA”), with regard to the Magnolia Release seeking monetary penalties and injunctive relief. The complaint alleges that DLO and SALA violated sections of the Clean Water Act, the Arkansas Water and Air Pollution Control Act and their implementing regulations. The complaint does not make a specific demand for monetary damages, but references the statutory maximum civil penalties available for each of the alleged claims. The Partnership is currently attempting to negotiate a resolution to this matter with the EPA and the ADEQ. As of June 30, 2018, we have accrued $1.0 million in connection with these proceedings. We believe this amount is adequate to cover our expected obligations related to these proceedings and that these proceedings will not have a material adverse effect upon the Partnership's business, financial condition or result of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Pursuant to the terms of our limited Partnership Agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended June 30, 2018. The sales listed below were exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
May 1, 2018	30	$29.75	$892
June 11, 2018	227	$28.90	$6,564

ITEM 5. OTHER INFORMATION

On July 24, 2018, our general partner's board of directors declared a quarterly cash distribution of $0.77 per limited partner unit, payable on August 13, 2018, to unitholders of record on August 3, 2018.

ITEM 6. EXHIBITS

Exhibit No.		Description
31.1	*	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Kevin Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 9, 2018