Form 10-Q
period 2018-09-30
Delek Logistics Partners, LP
filed 2018-11-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-35721

DELEK LOGISTICS PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	45-5379027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7102 Commerce Way, Brentwood, Tennessee 37027
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2018, there were 24,395,183 common limited partner units and 497,861 general partner units outstanding.

Table of Contents

Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

Financial Statements

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,006	$4,675
Accounts receivable	21,815	23,013
Accounts receivable from related parties	51,235	1,124
Inventory	4,198	20,855
Other current assets	418	783
Total current assets	96,672	50,450
Property, plant and equipment:
Property, plant and equipment	448,722	367,179
Less: accumulated depreciation	(134,052)	(112,111)
Property, plant and equipment, net	314,670	255,068
Equity method investments	105,233	106,465
Goodwill	12,203	12,203
Intangible assets, net	155,840	15,917
Other non-current assets	8,951	3,427
Total assets	$693,569	$443,530
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$11,513	$19,147
Excise and other taxes payable	2,849	4,700
Tank inspection liabilities	902	902
Pipeline release liabilities	1,019	1,000
Accrued expenses and other current liabilities	9,953	6,033
Total current liabilities	26,236	31,782
Non-current liabilities:
Long-term debt	776,684	422,649
Asset retirement obligations	5,099	4,064
Other non-current liabilities	15,977	14,260
Total non-current liabilities	797,760	440,973
Deficit:
Common unitholders - public; 9,101,137 units issued and outstanding at September 30, 2018 (9,088,587 at December 31, 2017)	172,875	174,378
Common unitholders - Delek; 15,294,046 units issued and outstanding at September 30, 2018 (15,294,046 at December 31, 2017)	(296,427)	(197,206)
General partner - 497,861 units issued and outstanding at September 30, 2018 (497,604 at December 31, 2017)	(6,875)	(6,397)
Total deficit	(130,427)	(29,225)
Total liabilities and deficit	$693,569	$443,530

See accompanying notes to the condensed consolidated financial statements

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues:
Affiliates	$63,835	$40,131	$178,559	$116,574
Third party	100,275	90,495	319,752	270,294
Net revenues	164,110	130,626	498,311	386,868
Cost of sales:
Cost of materials and other	105,596	89,120	330,644	266,749
Operating expenses (excluding depreciation and amortization presented below)	14,489	9,940	40,501	28,789
Depreciation and amortization	6,252	4,744	18,287	14,227
Total cost of sales	126,337	103,804	389,432	309,765
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	906	722	2,388	2,197
General and administrative expenses	3,076	2,751	9,798	8,255
Depreciation and amortization	450	718	1,434	2,170
Loss (gain) on asset disposals	717	(5)	648	2
Total operating costs and expenses	131,486	107,990	403,700	322,389
Operating income	32,624	22,636	94,611	64,479
Interest expense, net	11,108	7,124	30,096	16,657
Income from equity method investments	(1,924)	(1,584)	(4,681)	(3,005)
Other expense (income), net	8	(1)	8	(1)
Total non-operating expenses, net	9,192	5,539	25,423	13,651
Income before income tax expense	23,432	17,097	69,188	50,828
Income tax expense	106	174	285	333
Net income attributable to partners	$23,326	$16,923	$68,903	$50,495
Comprehensive income attributable to partners	$23,326	$16,923	$68,903	$50,495

Less: General partner's interest in net income, including incentive distribution rights	6,636	4,745	18,478	13,406
Limited partners' interest in net income	$16,690	$12,178	$50,425	$37,089

Net income per limited partner unit:
Common units - (basic)	$0.68	$0.50	$2.07	$1.52
Common units - (diluted)	$0.68	$0.50	$2.07	$1.52

Weighted average limited partner units outstanding:
Common units - (basic)	24,395,183	24,361,457	24,387,995	24,341,921
Common units - (diluted)	24,401,908	24,389,582	24,395,880	24,382,426

Cash distributions per limited partner unit	$0.790	$0.715	$2.310	$2.110

See accompanying notes to the condensed consolidated financial statements

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$68,903	$50,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,721	16,397
Amortization of customer contract intangible assets	4,207	—
Amortization of deferred revenue	(1,095)	(1,004)
Amortization of deferred financing costs and debt discount	1,984	1,438
Accretion of asset retirement obligations	267	219
Deferred income taxes	—	158
Income from equity method investments	(4,681)	(3,005)
Dividends from equity method investments	5,128	765
Loss on asset disposals	648	2
Unit-based compensation expense	518	545
Changes in assets and liabilities:
Accounts receivable	1,198	(1,115)
Inventories and other current assets	17,022	2,028
Accounts payable and other current liabilities	(4,311)	8,501
Accounts receivable/payable to related parties	(50,030)	2,092
Non-current assets and liabilities, net	(1,879)	(365)
Net cash provided by operating activities	57,600	77,151
Cash flows from investing activities:
Asset acquisitions, net of assumed ARO liabilities	(72,222)	(6,443)
Purchases of property, plant and equipment	(8,674)	(9,187)
Proceeds from sales of property, plant and equipment	465	—
Purchases of intangible assets	(144,219)	(2,560)
Distributions from equity method investments	957	753
Equity method investment contributions	(172)	(3,531)
Net cash used in investing activities	(223,865)	(20,968)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	20	21
Distributions to general partner	(17,010)	(12,839)
Distributions to common unitholders - public	(20,500)	(19,208)
Distributions to common unitholders - Delek	(34,335)	(31,555)
Distributions to Delek unitholders and general partner related to Big Spring Logistic Assets Acquisition	(98,798)	—
Proceeds from revolving credit facility	678,000	205,700
Payments of revolving credit facility	(324,700)	(439,500)
Proceeds from issuance of senior notes	—	248,112
Deferred financing costs paid	(5,264)	(5,937)
Reimbursement of capital expenditures by Delek	3,183	4,254
Net cash provided by (used in) financing activities	180,596	(50,952)
Net increase in cash and cash equivalents	14,331	5,231
Cash and cash equivalents at the beginning of the period	4,675	59
Cash and cash equivalents at the end of the period	$19,006	$5,290
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,446	$9,288
Income taxes	$136	$60
Non-cash investing activities:
Decrease in accrued capital expenditures	$(1,836)	$(491)
Non-cash financing activities:
Sponsor contribution of fixed assets	$—	$67

See accompanying notes to the condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole.
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
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek certain logistics assets primarily located at or adjacent to Delek's refinery near Big Spring, Texas (the "Big Spring Refinery") and Delek's light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistic Assets" and such transaction the "Big Spring Logistic Assets Acquisition"). See Note 2 for further information regarding the Big Spring Logistic Assets Acquisition.
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
In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. All significant intercompany transactions and account balances have been eliminated in the consolidation. Such intercompany transactions do not include those with Delek or our general partner, which are presented as related parties in these accompanying condensed consolidated financial statements. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
Certain prior period amounts have been reclassified in order to conform to the current period presentation. Additionally, certain changes to presentation of the prior period statements of income have been made in order to conform to the current period presentation, primarily relating to the addition of a subtotal entitled 'cost of sales' which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP, and the retitling of what was previously referred to as 'cost of goods sold' to 'cost of materials and other'. In connection with this change in presentation, we have revised our related accounting policy as follows:
Cost of Materials and Other and Operating Expenses
Cost of materials and other includes (i) all costs of purchased refined products, additives and related transportation of such products, (ii) costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance, (iii) the cost of pipeline capacity leased from a third-party, and (iv) gains and losses related to our commodity hedging activities.
Operating expenses include the costs associated with the operation of owned terminals and pipelines and terminalling expense at third-party locations, excluding depreciation and amortization. These costs primarily include outside services, allocated employee costs, repairs and maintenance costs and energy and utility costs. Operating expenses related to the wholesale business are excluded from cost of sales because they primarily relate to costs associated with selling the products through our wholesale business.
Depreciation and amortization is separately presented in our statement of income and disclosed by reportable segment in Note 12.
New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the "FASB") issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on or before the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In January 2017, the FASB issued guidance concerning the goodwill impairment test that eliminates Step 2, which required a comparison of the implied fair value of goodwill of the reporting unit with the carrying amount of that goodwill for that reporting unit. It also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. As permitted under Accounting Standards Update 2017-04, we expect to early adopt this guidance in the fourth quarter of 2018 in connection with our 2018 goodwill impairment tests to be performed as of October 31, 2018. We do not anticipate that the adoption will have a material impact on our business, financial condition or results of operations.
In August 2016, the FASB issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on our business, financial condition or results of operations, except for reclassifications of certain distributions received from equity method investees, due to us making an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings (as adjusted for amortization of basis differences) recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. This resulted in a reclassification of $0.8 million of distributions received in the nine months ended September 30, 2017 from the line item entitled dividends from equity method investments in net cash provided by (used in) operating activities to the line item entitled distributions from equity method investments in net cash provided by (used in) investing activities in the condensed consolidated statements of cash flows.
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. Subsequent guidance was issued to consider the impact of practical expedients. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the new lease standard on January 1, 2019. We plan to elect the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. We plan to also elect the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we plan to elect the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We do not plan to elect the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term.
As part of our efforts to prepare for adoption, beginning in 2018, we formed a project implementation team, as well as a project timeline, to evaluate the guidance. We have substantially completed our analysis of existing leases and the impact on our business processes and accounting systems. We continue to evaluate the impact of the guidance on our controls and financial statement disclosures, and expect to implement any changes to accommodate the new accounting and disclosure requirements prior to adoption on January 1, 2019. Because we are the lessor to primarily operating leases and the guidance does not substantially change the accounting for these leases, we anticipate adoption of the guidance will not have a material impact on our business, financial condition or results of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek are considered operating leases under ASC 840, Leases ("ASC 840"). We identified the separate lease and service components of our revenues under these leases and applied ASC 606 only to the service component, while the lease component continued to be accounted for under ASC 840. Refer to Note 4 for further information.
Up-front Payments to Customers
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
Sales, Use and Excise Taxes
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

Note 2 - Acquisitions
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Logistic Assets were recorded at amounts based on Delek's historical carrying value as of the acquisition date. The excess of the cash paid over the historical carrying value of the assets acquired from Delek amounted to $98.8 million and was recorded in equity. The historical carrying value of the Big Spring Logistic Assets as of the acquisition date was $72.0 million, which is net of $0.8 million of assumed asset retirement obligations. Prior periods have not been recast, as these assets did not constitute a business in accordance with Accounting Standard Update 2017-01, "Clarifying the Definition of a Business". We capitalized approximately $0.4 million of acquisition costs related to the Big Spring Logistic Assets Acquisition during the nine months ended September 30, 2018. We did not capitalize any acquisition costs during the three months ended September 30, 2018.
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
Big Spring Acquisition

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 - Related Party Transactions
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2018, we entered into the following material agreements with Delek:

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

Big Spring Pipeline, Storage and Throughput Facilities Agreement
In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP, a Texas limited partnership and an indirect, wholly-owned subsidiary of Delek (“Alon USA, LP”), and DKL Big Spring, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Partnership, entered into the Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistic Assets and Duncan Terminal) (the “Logistics Agreement”). Under the Logistics Agreement, the Partnership will provide storage and throughput services at certain of the Big Spring Logistic Assets for Alon USA, LP. The Partnership will act as bailee of crude oil and refined petroleum products owned by Alon USA, LP or its assignee held in such assets owned and operated by the Partnership. The Partnership will charge fees to Alon USA, LP based on throughput volumes received or delivered ranging from $0.05 to $0.66 per barrel and related storage fees depending on the type of service or product. The fees under the Logistics Agreement may be adjusted annually for inflation. The initial term of the Logistics Agreement is ten years; the Partnership has a one-time option to extend the Logistics Agreement for up to five additional years; and the Logistics Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.
Big Spring Asphalt Services Agreement
In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP and the Partnership entered into the Big Spring Asphalt Services Agreement (the “Asphalt Services Agreement”). Under the Asphalt Services Agreement, the Partnership will provide asphalt storage and handling services at certain of the Big Spring Logistic Assets (such assets, the “Asphalt Facilities”). The Partnership will provide services to Alon USA, LP at the Asphalt Facilities and serve as bailee of all raw materials, and other hydrocarbons, used to make asphalt products owned by Alon

Notes to Condensed Consolidated Financial Statements (Unaudited)

USA, LP or its assignee held in the Asphalt Facilities. The Partnership will charge fees to Alon USA, LP based on throughput volumes delivered of $8.30 per barrel and related storage fees. The fees under the Asphalt Services Agreement may be adjusted annually for inflation. The initial term of the Asphalt Services Agreement is ten years; the Partnership has a one-time option to extend the Asphalt Services Agreement for up to five additional years; and the Asphalt Services Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.
Big Spring Marketing Agreement
Concurrent with the Big Spring Logistic Assets Acquisition, Alon USA, LP and the Partnership entered into the Marketing Agreement (the “Marketing Agreement”). Under the Marketing Agreement, the Partnership will provide Alon USA, LP with services for the marketing and selling of certain refined petroleum products that are produced or sold from the Big Spring Refinery. The Partnership will charge Alon USA, LP fees for such marketing and selling services of $0.50 to $0.71 per barrel depending on the type of product. The fees under the Marketing Agreement may be adjusted annually for inflation. The initial term of the Marketing Agreement is ten years; Alon USA, LP has a one-time option to extend the Marketing Agreement for up to five additional years; and the Marketing Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.
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
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek for certain capital expenditures in the amount of $0.5 million and $3.2 million during the three and nine months ended September 30, 2018, respectively, and $0.4 million and $4.3 million during the three and nine months ended September 30, 2017, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. During the three and nine months ended September 30, 2018 we recorded increases to accounts receivable from related parties of $1.4 million and $8.0 million, respectively, for these matters for which we expect to be reimbursed, which were recorded as reductions to operating expense. We incurred $0.3 million of reimbursable costs for these matters during the nine months ended September 30, 2017. During the three months ended September 30, 2017, we recorded an adjustment of $(0.1) million for these matters.

Other Transactions

The Partnership is currently managing a long-term capital project on behalf of Delek for the construction of a gathering system in the Permian Basin and a long-haul crude oil pipeline that will originate in Midland, Texas and terminate in Houston, Texas (the "Delek Permian Gathering Project"). The Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek. Amounts reimbursable by Delek are recorded in accounts receivable from related parties.

Summary of Transactions
Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing and products terminalling services provided primarily to Delek based on regulated tariff rates or contractually based fees and product sales. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek, or our general partner, as the case may be, for the services provided to us under the First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). These expenses could also include reimbursement and indemnification amounts from Delek, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek for direct or allocated costs and expenses incurred by Delek on behalf of the Partnership and for charges Delek incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase finished products and bulk biofuels from Delek, the costs of which are included in cost of materials and other.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of revenue, purchases from affiliates and expense transactions with Delek and its affiliates is as follows (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$63,835	$40,131	$178,559	$116,574
Purchases from affiliates	$86,944	$9,232	$269,976	$26,412
Operating and maintenance expenses	$10,314	$7,275	$29,225	$20,756
General and administrative expenses	$774	$2,073	$4,236	$5,327

Quarterly Cash Distributions
Our common and general partner unitholders and the holders of incentive distribution rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February, May and August 2018, we paid quarterly cash distributions of $22.8 million, $24.0 million and $25.0 million, respectively, of which $16.2 million, $17.2 million and $18.0 million, respectively, were paid to Delek and our general partner. In February, May and August 2017, we paid quarterly cash distributions of $20.5 million, $21.0 million and $21.8 million, respectively, of which $14.2 million, $14.7 million and $15.4 million, respectively, were paid to Delek and our general partner. On October 23, 2018, our general partner's board of directors declared a quarterly cash distribution totaling $26.0 million, based on the available cash as of the date of determination for the end of the third quarter of 2018, payable on November 9, 2018, of which $18.8 million is expected to be paid to Delek and our general partner, including the payment for the IDRs.

Note 4 - Revenues
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
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$3,653	$64	$3,717
Service Revenue - Affiliate (1)	24,536	14,921	39,457
Product Revenue - Third Party	—	96,558	96,558
Product Revenue - Affiliate	—	9,017	9,017
Lease Revenue - Affiliate	11,596	3,765	15,361
Total Revenue	$39,785	$124,325	$164,110

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$11,618	$866	$12,484
Service Revenue - Affiliate (1)	67,593	39,068	106,661
Product Revenue - Third Party	—	307,268	307,268
Product Revenue - Affiliate	—	30,045	30,045
Lease Revenue - Affiliate	32,031	9,822	41,853
Total Revenue	$111,242	$387,069	$498,311
(1) Net of $1.8 million and $4.2 million of amortization expense for the three and nine months ended, respectively, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of September 30, 2018, we expect to recognize $1.2 billion in service and lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek. We do not disclose information about remaining performance obligations that have original expected durations of one year or less.
Our unfulfilled performance obligations as of September 30, 2018 were as follows (in thousands):

Remainder of 2018	$41,162
2019	164,646
2020	164,295
2021	153,541
2022 and thereafter	635,164
Total expected revenue on remaining performance obligations	$1,158,808

Note 5 - Inventory
Inventories consisted of $4.2 million and $20.9 million of refined petroleum products as of September 30, 2018 and December 31, 2017, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income, which amounted to a nominal amount during both the three and nine months ended September 30, 2018 and $0.3 million during both the three and nine months ended September 30, 2017.

Note 6 - Long-Term Obligations
DKL Credit Facility
At December 31, 2017, the Partnership had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") with a $100.0 million accordion feature, bearing interest at (i) either a U.S. prime dollar rate or a LIBOR Rate for borrowings denominated in U.S. Dollars, or (ii) either a Canadian dollar prime rate, or a Canadian Dealer Offered Rate, for borrowings denominated in Canadian dollars (in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency). The 2014 Facility had a maturity date of December 30, 2019, and outstanding borrowings at December 31, 2017 were $179.9 million. The obligations under the 2014 Facility were secured by a first priority lien on substantially all of the Partnership's tangible and intangible assets. Additionally, a subsidiary of Delek provided a limited guaranty of the Partnership's obligations under the 2014 Facility.
On September 28, 2018, the Partnership entered into a third amended and restated senior secured revolving credit agreement, which amended and restated the 2014 Facility (hereafter, the "DKL Credit Facility") with Fifth Third, as administrative agent, and a syndicate of lenders. The DKL Credit Facility contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars. Under the terms of the DKL Credit Facility, among other things, the lender commitments were increased from $700.0 million to $850.0 million. The DKL Credit Facility also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a wholly-owned subsidiary of Delek, continues to provide a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. As of both September 30, 2018 and December 31, 2017, the principal amount of the Holdings Note was $102.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At September 30, 2018, the weighted average interest rate for our borrowings under the facility was approximately 4.9%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2018, this fee was 0.4% per year.
As of September 30, 2018, we had $533.2 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of September 30, 2018, were $316.8 million.
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
In connection with the issuance of the 2025 Notes, the Issuers and the Guarantors entered into a registration rights agreement, whereby the Issuers and the Guarantors were required to exchange the 2025 Notes for new notes with terms substantially identical in all material respects with the 2025 Notes (except the new notes do not contain terms with respect to transfer restrictions). On April 25, 2018, we made an offer to exchange the 2025 Notes and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the "Exchange Offer"). The Exchange Offer expired on May 23, 2018 (the "Expiration Date"). The terms of the exchange notes that were issued as a result of the Exchange Offer (also referred to as the "2025 Notes") are substantially identical to the terms of the original 2025 Notes.
As of September 30, 2018, we had $250.0 million in outstanding principal amount of the 2025 Notes. Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $4.9 million and $1.6 million, respectively, as of September 30, 2018, and $5.5 million and $1.7 million, respectively, as of December 31, 2017.

Note 7 - Income Taxes
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

Note 8 - Net Income Per Unit
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

Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2018 is November 9, 2018. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributable to partners	$23,326	$16,923	$68,903	$50,495
Less: General partner's distribution (including IDRs) (1)	6,688	4,852	18,598	13,697
Less: Limited partners' distribution	19,272	17,418	56,343	51,380
Distributions in excess of earnings	$(2,634)	$(5,347)	$(6,038)	$(14,582)

General partner's earnings:
Distributions (including IDRs) (1)	$6,688	$4,852	$18,598	$13,697
Allocation of distributions in excess of earnings	(52)	(107)	(120)	(291)
Total general partner's earnings	$6,636	$4,745	$18,478	$13,406

Limited partners' earnings on common units:
Distributions	$19,272	$17,418	$56,343	$51,380
Allocation of distributions in excess of earnings	(2,582)	(5,240)	(5,918)	(14,291)
Total limited partners' earnings on common units	$16,690	$12,178	$50,425	$37,089

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,395,183	24,361,457	24,387,995	24,341,921
Common units - (diluted)	24,401,908	24,389,582	24,395,880	24,382,426

Net income per limited partner unit (2):
Common units - (basic)	$0.68	$0.50	$2.07	$1.52
Common units - (diluted) (3)	$0.68	$0.50	$2.07	$1.52

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

(3) Outstanding common unit equivalents of 1,776 were excluded from the diluted earnings per unit calculation for both the three and nine months ended September 30, 2018, as these common unit equivalents did not have a dilutive effect under the treasury stock method. Outstanding common unit equivalents totaling 10,090 were excluded from the diluted earnings per unit calculation for the nine months ended September 30, 2017. There were no outstanding common unit equivalents excluded from the diluted earnings per unit calculation for the three months ended September 30, 2017.

Note 9 - Equity
We had 9,101,137 common limited partner units held by the public outstanding as of September 30, 2018. Additionally, as of September 30, 2018, Delek owned a 61.4% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 497,861 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.

Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2017 through September 30, 2018.

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2017	9,088,587	15,294,046	497,604	24,880,237
General partner units issued to maintain 2% interest	—	—	257	257
Unit-based compensation awards (1)	12,550	—	—	12,550
Balance at September 30, 2018	9,101,137	15,294,046	497,861	24,893,044
(1) Unit-based compensation awards are presented net of 598 units withheld for taxes.

The summarized changes in the carrying amount of our equity from December 31, 2017 through September 30, 2018 are as follows (in thousands):

	Common - Public	Common - Delek	General Partner	Total
Balance at December 31, 2017	$174,378	$(197,206)	$(6,397)	$(29,225)
Distributions to unitholders and general partner related to Big Spring Logistic Assets Acquisition	—	(96,822)	(1,976)	(98,798)
Cash distributions (1)	(20,500)	(34,335)	(17,010)	(71,845)
Net income attributable to partners	18,808	31,617	18,478	68,903
Unit-based compensation	189	319	10	518
Other	—	—	20	20
Balance at September 30, 2018	$172,875	$(296,427)	$(6,875)	$(130,427)

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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to partners	$23,326	$16,923	$68,903	$50,495
Less: General partner's IDRs	(6,295)	(4,496)	(17,449)	(12,649)
Net income available to partners	$17,031	$12,427	$51,454	$37,846
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$341	$249	$1,029	$757
General partner's IDRs	6,295	4,496	17,449	12,649
Total general partner's interest in net income	$6,636	$4,745	$18,478	$13,406

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017	November 7, 2017
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018	February 2, 2018
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018 (1)	November 2, 2018
(1) Expected date of distribution.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The allocation of total quarterly cash distributions expected to be made on November 9, 2018 to general and limited partners for the three and nine months ended September 30, 2018 and the allocation of total quarterly cash distributions for the three and nine months ended September 30, 2017 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General partner's distributions:
General partner's distributions	$393	$356	$1,149	$1,048
General partner's IDRs	6,295	4,496	17,449	12,649
Total general partner's distributions	6,688	4,852	18,598	13,697

Limited partners' distributions:
Common limited partners' distributions	19,272	17,418	56,343	51,380

Total cash distributions	$25,960	$22,270	$74,941	$65,077

Cash distributions per limited partner unit	$0.790	$0.715	$2.310	$2.110

Note 10 - Equity Based Compensation
We incurred approximately $0.2 million and $0.5 million of unit-based compensation expense related to the Partnership during the three and nine months ended September 30, 2018, respectively, and $0.2 million and $0.5 million of unit-based compensation expense related to the Partnership during the three and nine months ended September 30, 2017, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing price of our common limited partner units on the grant date of the awards. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. As of September 30, 2018, there was $0.4 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.6 years.

Note 11 - Equity Method Investments
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
The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the 2014 Credit Facility.  As of September 30, 2018 and December 31, 2017, the Partnership's investment balance in these joint ventures was $105.2 million and $106.5 million, respectively.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Summarized Financial Information
Combined summarized financial information for our equity method investees is shown below (in thousands):

	September 30, 2018	December 31, 2017
Current assets	$16,103	$12,671
Non-current assets	$240,323	$244,329
Current liabilities	$4,000	$1,798

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$8,384	$7,026	$26,260	$19,719
Gross profit	$8,384	$7,026	$26,260	$19,719
Net income	$4,055	$2,282	$11,567	$6,674

Note 12 - Segment Data
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
Our operating segments adhere to the accounting policies used for our consolidated financial statements. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pipelines and Transportation
Net revenues:
Affiliates	$36,132	$27,805	$99,624	$81,972
Third party	3,653	3,177	11,618	7,910
Total pipelines and transportation	39,785	30,982	111,242	89,882
Cost of materials and other	5,055	4,883	14,691	13,691
Operating expenses (excluding depreciation and amortization)	9,499	8,573	29,054	24,661
Segment contribution margin	$25,231	$17,526	$66,839	$51,530
Capital spending (1)	$2,086	$2,918	$4,320	$6,715

Wholesale Marketing and Terminalling
Net revenues:
Affiliates (2)	$27,703	$12,326	$78,935	$34,602
Third party	96,622	87,318	308,134	262,384
Total wholesale marketing and terminalling	124,325	99,644	387,069	296,986
Cost of materials and other	100,541	84,237	315,953	253,058
Operating expenses (excluding depreciation and amortization)	5,896	2,089	13,835	6,325
Segment contribution margin	$17,888	$13,318	$57,281	$37,603
Capital spending (1)	$905	$868	$3,120	$1,981

Consolidated
Net revenues:
Affiliates	$63,835	$40,131	$178,559	$116,574
Third party	100,275	90,495	319,752	270,294
Total consolidated	164,110	130,626	498,311	386,868
Cost of materials and other	105,596	89,120	330,644	266,749
Operating expenses (excluding depreciation and amortization presented below)	15,395	10,662	42,889	30,986
Contribution margin	43,119	30,844	124,778	89,133
General and administrative expenses	3,076	2,751	9,798	8,255
Depreciation and amortization	6,702	5,462	19,721	16,397
Loss (gain) on asset disposals	717	(5)	648	2
Operating income	$32,624	$22,636	$94,611	$64,479
Capital spending (1)	$2,991	$3,786	$7,440	$8,696

(1) Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition for the nine months ended September 30, 2018. No costs were capitalized during the three months ended September 30, 2018.
(2) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the total assets for each segment as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Pipelines and transportation	$431,173	$349,351
Wholesale marketing and terminalling	262,396	94,179
Total assets	$693,569	$443,530

Property, plant and equipment and accumulated depreciation as of September 30, 2018 and depreciation expense by reporting segment for the three and nine months ended September 30, 2018 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$356,646	$92,076	$448,722
Less: accumulated depreciation	(101,801)	(32,251)	(134,052)
Property, plant and equipment, net	$254,845	$59,825	$314,670
Depreciation expense for the three months ended September 30, 2018	$5,284	$1,418	$6,702
Depreciation expense for the nine months ended September 30, 2018	$15,808	$3,824	$19,632

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2018.

Note 13 - Fair Value Measurements
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017 was as follows (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Commodity derivatives	—	(126)	—	(126)
Net liabilities	$—	$(126)	$—	$(126)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Commodity derivatives	—	(1,087)	—	(1,087)
Net liabilities	$—	$(1,087)	$—	$(1,087)

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
As of September 30, 2018 and December 31, 2017, we had a cash deficit of $0.1 million and cash collateral of $0.3 million, respectively, netted with the net derivative position of our counterparty. See Note 14 for further information regarding derivative instruments.

Note 14 - Derivative Instruments
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
From time to time, we may also enter into interest rate hedging agreements to limit floating interest rate exposure under the DKL Credit Facility.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair value of our derivative instruments as of September 30, 2018 and December 31, 2017. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash deficit or collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2018 and 2017, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income. See Note 13 for further information regarding the fair value of derivative instruments.

(in thousands)		September 30, 2018		December 31, 2017
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
Commodity derivatives (1)	Accrued expenses and other current liabilities	$—	$(126)	$—	$(1,087)
Total gross fair value of derivatives		—	(126)	—	(1,087)
Less: Counterparty netting and cash deficit (collateral) (2)		—	136	—	(290)
Total net fair value of derivatives		$—	$(262)	$—	$(797)
(1) As of September 30, 2018 and December 31, 2017, we had open derivative contracts representing 38,000 barrels and 370,000 barrels, respectively, of refined petroleum products.
(2) As of September 30, 2018 and December 31, 2017, we had a cash deficit of $0.1 million and cash collateral of $0.3 million, respectively, netted with the net derivative position of our counterparty.

Recognized gains (losses) associated with our derivatives for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Income Statement Location	2018	2017	2018	2017
Commodity derivatives	Cost of materials and other	$(33)	$(1,474)	$707	$(358)

Note 15 - Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our financial statements. See "Crude Oil Releases" below for further discussion.
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
Crude Oil Releases
We have experienced several crude oil releases involving our assets, including, but not limited to, the following releases:

•	On March 15, 2018 a release of approximately 6 barrels of crude oil occurred on one of our gathering lines located on property owned by Clean Harbors, Inc. in El Dorado, Arkansas.

•	In February 2018, a release of approximately 10 barrels of crude oil occurred from a line near one of our storage facilities located south of El Dorado, Arkansas.

•	In February 2018, a release of approximately 203 barrels of crude oil, occurred from our SALA Gathering System near Urbana, Arkansas Station.

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
During the three and nine months ended September 30, 2018, we recorded approximately $0.2 million and $0.3 million, respectively, of expense, which is net of total reimbursable costs from Delek pursuant to the terms of the Omnibus Agreement of $1.4 million and $8.0 million for the three and nine months ended September 30, 2018, respectively, to cover the cost of certain asset failures that occurred in 2018.
The United States Department of Justice (the "DOJ"), on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, are currently pursuing an enforcement action against the Partnership with regard to potential violations of the Clean Water Act and certain state laws arising from the Magnolia Release. Although we have been negotiating a resolution to this matter with the EPA and the State of Arkansas, which will include monetary penalties and other relief, on July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of the Partnership's wholly-owned subsidiaries, Delek Logistics Operations LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas on July 13, 2018. As of September 30, 2018, we have accrued $1.0 million, which we recorded in pipeline release liabilities in our condensed consolidated balance sheet, for the Magnolia Release in connection with these proceedings. We believe this amount is adequate to cover our expected obligations related to these proceedings and that these proceedings will not have a material adverse effect upon the Partnership's business, financial condition or result of operations.
Contracts and Agreements
The majority of the petroleum products we sold in west Texas prior to December 31, 2017 were purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract (the "Abilene Contract") with Noble Petro that expired on December 31, 2017, we purchased petroleum products at the Abilene, Texas terminal, which we own, for sales and exchanges with third parties at the Abilene, Texas and San Angelo, Texas terminals. We leased the Abilene and San Angelo, Texas terminals to Noble Petro, under a separate Terminal and Pipeline Lease and Operating Agreement, that expired on December 31, 2017. During 2018, we purchased spot barrels from various third parties and from Delek for sale to wholesale customers in west Texas.
Letters of Credit
At September 30, 2018, we had no letters of credit in place under the DKL Credit Facility.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Subsequent Events
Distribution Declaration
On October 23, 2018, our general partner's board of directors declared a quarterly cash distribution of $0.790 per limited partner unit, payable on November 9, 2018, to unitholders of record on November 2, 2018.

Management's Discussion and Analysis

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
In January 2017, Delek US Holdings, Inc. ("Old Delek") (and various related entities) entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA"), (as amended, the "Merger Agreement"). The related merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed Delek US Holdings, Inc. (“New Delek”), with Alon USA and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Unless otherwise noted or the context requires otherwise, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us," "our," or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless otherwise noted or the context requires otherwise, references in this report to "Delek" refer collectively to Old Delek, with respect to periods prior to July 1, 2017, or New Delek, with respect to periods on or after July 1, 2017, and any of Old Delek's or New Delek's, as applicable, subsidiaries, other than the Partnership and its subsidiaries and its general partner.
Effective March 1, 2018, the Partnership acquired from Delek certain logistics assets primarily located at or adjacent to Delek's Big Spring, Texas refinery (the "Big Spring Refinery"). See "2018 Developments" for further details.
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

Management's Discussion and Analysis

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

Management's Discussion and Analysis

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
2018 Developments
DKL Credit Facility
On September 28, 2018, the Partnership entered into a third amended and restated senior secured revolving credit agreement (the "DKL Credit Facility"). See Note 6 for additional information. Under the terms of the DKL Credit Facility, among other things, (i) the lender commitments were increased from $700.0 million under the prior facility to $850.0 million, (ii) the accordion feature whereby the Partnership can increase the size of the credit facility increased from $100.0 million in incremental commitments under the prior facility to $150.0 million, for an aggregate amount of $1.0 billion and (iii) the maturity date was extended from December 30, 2019 under the prior facility to September 28, 2023. The terms of certain of our agreements with Delek are required to be extended pursuant to the amended and restated DKL Credit Facility, which extensions the Partnership anticipates will be effective in the fourth quarter of 2018.
Inflation Adjustments
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
Big Spring Logistic Assets Acquisition
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek certain logistics assets primarily located at or adjacent to the Big Spring Refinery and Delek's light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistic Assets", and such transaction the "Big Spring Logistic Assets Acquisition"). The purchase price was $170.8 million, financed through borrowings under the Partnership’s revolving credit facility. Refer to Note 2 to our accompanying condensed consolidated financial statements for additional information.
Marketing Contract Intangible Acquisition
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

Management's Discussion and Analysis

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
How We Generate Revenue
The Partnership generates revenue by charging fees to Delek and third parties for gathering, transporting, offloading and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. We also wholesale market refined products primarily in the west Texas market. A substantial majority of our contribution margin, which we define as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization, is derived from commercial agreements with Delek with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek typically include minimum volume or throughput commitments by Delek, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek and third parties are indexed to inflation-based indices. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically on July 1 of each year, by the amount of any change in various inflation-based indices, including FERC, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Commercial Agreements with Delek
The Partnership has a number of long-term, fee-based commercial agreements with Delek under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek, and Delek commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K filed with the SEC on March 1, 2018 for a discussion of our material commercial agreements with Delek. Additionally, refer to Note 3 to our accompanying condensed consolidated financial statements for a description of material agreements entered into during the nine months ended September 30, 2018.
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes (including pipeline throughput and terminal volumes); (ii) contribution margin and gross margin per barrel; (iii) operating and maintenance expenses; (iv) cost of materials and other; and (v) EBITDA and distributable cash flow (as such terms are defined below).
Volumes
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

Management's Discussion and Analysis

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
Contribution Margin and Gross Margin per Barrel
Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.
For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. Gross margin per barrel reflects the gross margin (net revenues less cost of sales) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices and cost of gasoline, distillate fuel, ethanol and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers, and the fluctuation in the value of RINs. Commodity price volatility may also impact our wholesale marketing operations when the selling price of finished products does not adjust as quickly as the purchase price. Our wholesale marketing gross margin can also be impacted by fixed price ethanol agreements that we enter into to fix the price we pay for ethanol.
Operating and Maintenance Expenses
We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses include the costs associated with the operation of owned terminals and pipelines and terminalling expenses at third-party locations, excluding depreciation and amortization. These costs primarily include outside services, allocated employee costs, repairs and maintenance costs and energy and utility costs. Operating expenses related to the wholesale business are excluded from cost of sales because they primarily relate to costs associated with selling the products through our wholesale business. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. Additionally, compliance with federal, state and local laws and regulations relating to the protection of the environment, health and safety may require us to incur additional expenditures. We will seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.
Cost of materials and other
These costs include (i) all costs of purchased refined products in our wholesale marketing and terminalling segment, as well as additives and related transportation of such products, (ii) costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance, (iii) the cost of pipeline capacity leased from any third parties, and (iv) gains and losses related to our commodity hedging activities.
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.79 per unit for the quarter ended September 30, 2018 ($3.16 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any potential future issuances of equity and debt securities.
Market Trends
Master Limited Partnerships
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration companies and smaller producers incur to support future growth. Throughout 2017 and the nine months ended September 30, 2018, the prices of crude oil and related refined products have increased relative to 2016 levels. Drilling activity has escalated as a result of these increasing crude oil prices, particularly in the Permian basin which has attractive drilling economics supported by improved efficiencies and drilling cost. As market conditions have improved, the demand for our assets has increased and our operations have benefited from this trend, particularly in the west Texas area where our results are most driven by market factors. Additionally, we believe these improving market conditions will facilitate the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.

Management's Discussion and Analysis

West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products have increased in 2017 and 2018 to date, resulting in higher demand for finished products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2017 and in the nine months ended September 30, 2018.

Also, the volatility of finished products prices may impact our margin in the west Texas operations when the selling price of finished products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2017 and for the nine months ended September 30, 2018.

Management's Discussion and Analysis

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek at market prices. We sold approximately $0.3 million and $2.3 million of RINs to Delek during the three and nine months ended September 30, 2018, respectively, and $1.6 million and $3.9 million during the three and nine months ended September 30, 2017, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2017 and in the nine months ended September 30, 2018.
All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

Management's Discussion and Analysis

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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2018, from those disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) evaluating potential impairment of goodwill, and (iii) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our Annual Report on Form 10-K, except as detailed in Note 1 to our accompanying condensed consolidated financial statements relating to our adoption of ASC 606, Revenue from Contracts with Customers.
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•
Earnings before interest, taxes , depreciation and amortization ("EBITDA") - calculated as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense, and adjusted to include amortization of customer contract intangible assets which is included as a component of net revenues in our accompanying condensed consolidated statements of income.

•
Distributable cash flow - calculated as net cash flow from operating activities plus or minus changes in assets and liabilities, less maintenance capital expenditures net of reimbursements and other adjustments not expected to settle in cash. Delek Logistics believes this revision is a more appropriate reflection of a liquidity measure by which users of its financial statements can assess its ability to generate cash.

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

Management's Discussion and Analysis

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, including a reconciliation of net income to EBITDA and net cash provided by operating activities to distributable cash flow (in thousands, except unit and per unit amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Statement of Operations Data:
Net revenues:
Pipelines and transportation	$39,785	$30,982	$111,242	$89,882
Wholesale marketing and terminalling	124,325	99,644	387,069	296,986
Total	164,110	130,626	498,311	386,868
Operating costs and expenses:
Cost of materials and other	105,596	89,120	330,644	266,749
Operating expenses (excluding depreciation and amortization)	15,395	10,662	42,889	30,986
General and administrative expenses	3,076	2,751	9,798	8,255
Depreciation and amortization	6,702	5,462	19,721	16,397
Loss (gain) on asset disposals	717	(5)	648	2
Total operating costs and expenses	131,486	107,990	403,700	322,389
Operating income	32,624	22,636	94,611	64,479
Interest expense, net	11,108	7,124	30,096	16,657
Income from equity method investments	(1,924)	(1,584)	(4,681)	(3,005)
Other expense (income), net	8	(1)	8	(1)
Total non-operating costs and expenses	9,192	5,539	25,423	13,651
Income before income tax expense	23,432	17,097	69,188	50,828
Income tax expense	106	174	285	333
Net income attributable to partners	$23,326	$16,923	$68,903	$50,495
Comprehensive income attributable to partners	$23,326	$16,923	$68,903	$50,495
EBITDA(1)	$43,045	$29,683	$123,212	$83,882

Less: General partner's interest in net income, including incentive distribution rights	6,636	4,745	18,478	13,406
Limited partners' interest in net income	$16,690	$12,178	$50,425	$37,089

Net income per limited partner unit (2):
Common units - (basic)	$0.68	$0.50	$2.07	$1.52
Common units - (diluted)	$0.68	$0.50	$2.07	$1.52

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,395,183	24,361,457	24,387,995	24,341,921
Common units - (diluted)	24,401,908	24,389,582	24,395,880	24,382,426
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.
(2) We base our calculation of net income per unit on the weighted-average number of common limited partner units outstanding during the period.

Management's Discussion and Analysis

The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Reconciliation of net income to EBITDA:
Net income	$23,326	$16,923	$68,903	$50,495
Add:
Income tax expense	106	174	285	333
Depreciation and amortization	6,702	5,462	19,721	16,397
Amortization of customer contract intangible assets	1,803	—	4,207	—
Interest expense, net	11,108	7,124	30,096	16,657
EBITDA (1)	$43,045	$29,683	$123,212	$83,882

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$5,957	$30,241	$57,600	$77,151
Changes in assets and liabilities	28,079	(8,460)	38,000	(11,141)
Distributions from equity method investments in investing activities	297	252	957	753
Maintenance and regulatory capital expenditures (2)	(2,380)	(698)	(3,721)	(5,011)
Reimbursement from Delek for capital expenditures (3) (4)	1,292	392	2,179	1,730
Accretion of asset retirement obligations	(92)	(73)	(267)	(219)
Deferred income taxes	—	(39)	—	(158)
Loss on asset disposals	(717)	5	(648)	(2)
Distributable cash flow (1)	$32,436	$21,620	$94,100	$63,103
(1) For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
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
(3) For the three and nine month periods ended September 30, 2018 and 2017, Delek reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).
(4) During the year ended December 31, 2017, the reimbursed capital expenditure amounts in the determination of distributable cash flow were revised to reflect the accrual of reimbursable capital expenditures from Delek rather than the cash amounts received for reimbursed capital expenditures during the three and nine months period ended September 30, 2017. This resulted in decreases to the distributable cash flow of a nominal amount and $2.5 million from the amounts presented on our Quarterly Report on Form 10-Q for the three and nine months period ended September 30, 2017, respectively.

Management's Discussion and Analysis

Segment Data
The following is a summary of business segment capital expenditures for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capital spending (excluding business combinations)
Pipelines and Transportation	$2,086	$2,918	$4,320	$6,715
Wholesale Marketing and Terminalling	$905	$868	$3,120	$1,981

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017 and the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
The table below presents a summary of our consolidated results of operations and our segment operating performance for the three months ended September 30, 2018 and 2017. The discussion immediately following presents the consolidated results of operations (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Pipelines and Transportation
Net Revenues:
Affiliates	36,132	$27,805	99,624	$81,972
Third-Party	3,653	3,177	11,618	7,910
Total Pipelines and Transportation	39,785	30,982	111,242	89,882
Cost of materials and other	5,055	4,883	14,691	13,691
Operating expenses (excluding depreciation and amortization presented below)	9,499	8,573	29,054	24,661
Segment contribution margin	$25,231	$17,526	$67,497	$51,530

Wholesale Marketing and Terminalling
Net Revenues:
Affiliates	27,703	$12,326	78,935	$34,602
Third-Party	96,622	87,318	308,134	262,384
Total Wholesale Marketing and Terminalling	124,325	99,644	387,069	296,986
Cost of materials and other	100,541	84,237	315,953	253,058
Operating expenses (excluding depreciation and amortization presented below)	5,896	2,089	13,835	6,325
Segment contribution margin	$17,888	$13,318	$57,281	$37,603

Consolidated
Net Revenues:
Affiliates	63,835	$40,131	178,559	$116,574
Third-Party	100,275	90,495	319,752	270,294
Total Consolidated	164,110	130,626	498,311	386,868
Cost of materials and other	105,596	89,120	330,644	266,749
Operating expenses (excluding depreciation and amortization presented below)	15,395	10,662	42,889	30,986
Contribution margin	43,119	30,844	124,778	89,133
General and administrative expenses	3,076	2,751	9,798	8,255
Depreciation and amortization	6,702	5,462	19,721	16,397
Loss (gain) on asset disposals	717	(5)	648	2
Operating income	$32,624	$22,636	$94,611	$64,479

Management's Discussion and Analysis

Net Revenues
Q3 2018 vs. Q3 2017
Net revenues increased by $33.5 million, or 25.6%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

•
increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.42 per gallon and $0.55 per gallon, respectively.

YTD 2018 vs. YTD 2017
Net revenues increased by $111.4 million, or 28.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•
increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.42 per gallon and $0.56 per gallon, respectively;

•
net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

•increased net revenue related to our Paline Pipeline as a result of volume increases on the pipeline.

Cost of Materials and Other
Q3 2018 vs. Q3 2017
Cost of materials and other increased by $16.5 million, or 18.5%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.38 per gallon and $0.56 per gallon, respectively.

YTD 2018 vs. YTD 2017
Cost of materials and other increased by $63.9 million, or 24.0%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily driven by the following:

•
increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.34 per gallon and $0.52 per gallon, respectively.

Operating Expenses
Q3 2018 vs. Q3 2017
Operating expenses increased by $4.7 million, or 44.4%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional services fees incurred in connection with the transaction; and

•	higher employee costs, primarily payroll expense, allocated to us as a result of an increase in allocated employee headcount.

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Operating expenses increased by $11.9 million, or 38.4%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional services fees incurred in connection with the transaction; and

•	higher employee costs, primarily payroll expense, allocated to us as a result of increases in allocated employee headcount and employee incentive costs.

General and Administrative Expenses
Q3 2018 vs. Q3 2017
General and administrative expenses increased by $0.3 million, or 11.8%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
higher professional services fees incurred in connection with the management of various transactions and projects, including the Big Spring Logistic Assets and our joint ventures, a higher proportion of shared insurance expense allocated to us by Delek and higher overhead costs.

YTD 2018 vs. YTD 2017
General and administrative expenses increased by $1.5 million, or 18.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	higher professional services fees incurred in connection with the Big Spring Logistic Assets Acquisition and our joint ventures; and

•	higher employee costs allocated to us as a result of increases in employee incentive and insurance costs.

Depreciation and Amortization
Q3 2018 vs. Q3 2017
Depreciation and amortization increased by $1.2 million, or 22.7%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	addition of assets to our asset base as a result of the Big Spring Logistic Assets Acquisition.

YTD 2018 vs. YTD 2017
Depreciation and amortization increased by $3.3 million, or 20.3%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•
addition of assets to our asset base as a result of the Big Spring Logistic Assets Acquisition as well as the completion of capital projects that were placed into service throughout 2017 and during the nine months ended September 30, 2018.

Interest Expense
Q3 2018 vs. Q3 2017
Interest expense increased by $4.0 million, or 55.9% in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	higher interest costs associated with increased borrowings under the DKL Credit Facility as a result of the Big Spring Logistic Assets Acquisition during Q1 2018.

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Interest expense increased by $13.4 million, or 80.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•
higher interest costs associated with increased borrowings under the DKL Credit Facility as a result of the Big Spring Logistic Assets Acquisition and higher interest expense under the 2025 Notes, which were outstanding for the full year to date period in 2018 compared to a partial period in 2017.

Income Tax Expense
Q3 2018 vs. Q3 2017
Income tax expense was $0.1 million for the third quarter of 2018 compared to $0.2 million for the third quarter of 2017. Our effective tax rate was 0.5% for the third quarter of 2018, compared to 1.0% for the third quarter of 2017. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

YTD 2018 vs. YTD 2017
Income tax expense was $0.3 million for each of the nine months ended September 30, 2018 and 2017. Our effective tax rate was 0.4% for the nine months ended September 30, 2018, compared to 0.7% for the nine months ended September 30, 2017. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.

Management's Discussion and Analysis

Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization. Segment reporting is discussed in more detail in Note 12 to our accompanying condensed consolidated financial statements.
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek and third parties. These assets include:
•the Lion Pipeline System
•the SALA Gathering System
•the Paline Pipeline System
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the El Dorado Tank Assets and El Dorado Rail Offloading Racks
•the Tyler Tank Assets and Tyler Crude Tank
•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline

•	Effective March 1, 2018, this segment also includes the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition
In addition to these operating systems, we own or lease 133 tractors and 167 trailers used to haul primarily crude oil and other products for related and third parties.
The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	59,150	60,247	56,672	59,653
Refined products pipelines to Enterprise Systems	43,762	51,623	47,154	50,933
SALA Gathering System	16,704	15,997	16,705	16,160
East Texas Crude Logistics System	14,284	15,260	16,402	15,006

Management's Discussion and Analysis

Comparison of the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017 and the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Net Revenues
Q3 2018 vs. Q3 2017
Net revenues for the pipelines and transportation segment increased by $8.8 million, or 28.4%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:
•increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition; and

•
increased revenues on our Paline Pipeline. On March 1, 2018, we entered into two agreements pursuant to which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the third quarter of 2017 when the Paline Pipeline was a FERC regulated pipeline with a tariff established for potential shippers.

YTD 2018 vs. YTD 2017
Net revenues for the pipelines and transportation segment increased by $21.4 million, or 23.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:
•increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition; and

•
increased revenues on our Paline Pipeline. On March 1, 2018, we entered into two agreements pursuant to which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the third quarter of 2017 when the Paline Pipeline was a FERC regulated pipeline with a tariff established for potential shippers.

Cost of Materials and Other
Q3 2018 vs. Q3 2017
Cost of materials and other increased by $0.2 million, or 3.5%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	increases in transportation costs related to our trucking assets.

YTD 2018 vs. YTD 2017
Cost of materials and other increased by $1.0 million, or 7.3%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	increases in transportation costs related to our trucking assets and higher pipeline allowance losses on our Paline Pipeline System.

Operating Expenses
Q3 2018 vs. Q3 2017
Operating expenses increased by $0.9 million, or 10.8%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
operating costs associated with the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional services fees incurred in connection with the transaction; and

•	higher employee costs, primarily payroll expense, allocated to us as a result of an increase in allocated employee headcount.

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Operating expenses increased by $4.4 million, or 17.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•
operating costs associated with the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional services fees incurred in connection with the transaction; and

•	higher employee costs allocated to us as a result of increases in allocated employee headcount and employee incentive costs.

Contribution Margin
Q3 2018 vs. Q3 2017
Contribution margin for the pipelines and transportation segment increased by $7.7 million, or 44.0%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	increases in net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and
•increased revenues on our Paline Pipeline as described above.

YTD 2018 vs. YTD 2017
Contribution margin for the pipelines and transportation segment increased by $16.0 million, or 31.0%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

•	increased revenues on our Paline Pipeline System as described above.

Management's Discussion and Analysis

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
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	79,404	74,357	77,349	71,917
Big Spring marketing throughputs (average bpd) (2)	80,687	—	79,819	—
West Texas marketing throughputs (average bpd)	12,197	12,929	13,453	13,647
West Texas gross margin per barrel	$4.65	$4.00	$5.88	$3.62
Terminalling throughputs (average bpd) (3)	167,491	127,229	159,457	123,780
(1) Excludes jet fuel and petroleum coke.
(2) Throughputs for the nine months ended September 30, 2018 are for the 214 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying condensed consolidated financial statements.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal are for the 214 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput for the nine months ended September 30, 2018 was 41.4 million barrels, which averaged 151,646 bpd for the period.

Comparison of the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017 and the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Net Revenues
Q3 2018 vs. Q3 2017
Net revenues for the wholesale marketing and terminalling segment increased by $24.7 million, or 24.8%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations; and

•	revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

YTD 2018 vs. YTD 2017
Net revenues for the wholesale marketing and terminalling segment increased by $90.1 million, or 30.3%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations;

•	revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

•	increased volume related to the east Texas marketing agreement.

Management's Discussion and Analysis

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and finished products volume impacting our west Texas operations.

Cost of Materials and Other
Q3 2018 vs. Q3 2017
Cost of materials and other for our wholesale marketing and terminalling segment increased by $16.3 million, or 19.4%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations.

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Cost of materials and other for our wholesale marketing and terminalling segment increased by $62.9 million, or 24.9%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations.
See the following chart for a summary of the average purchase prices per gallon of gasoline and diesel impacting our west Texas operations.

Operating Expenses
Q3 2018 vs. Q3 2017
Operating expenses increased by $3.8 million, or 182.2%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
operating costs associated with the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition including maintenance expenses, allocated employee costs, and variable expenses such as utilities.

YTD 2018 vs. YTD 2017
Operating expenses increased by $7.5 million, or 118.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•
operating costs associated with the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition including maintenance expenses, allocated employee costs, and variable expenses such as utilities.

Contribution Margin
Q3 2018 vs. Q3 2017
Contribution margin for the wholesale marketing and terminalling segment increased by $4.6 million, or 34.3%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements; and

•	increase in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Contribution margin for the wholesale marketing and terminalling segment increased by $19.7 million, or 52.3%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements; and

•	increase in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

Management's Discussion and Analysis

Liquidity and Capital Resources
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and potential issuances of additional equity and debt securities. We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including minimum quarterly cash distributions and capital expenditures.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017	November 7, 2017
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018	February 2, 2018
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018 (1)	November 2, 2018
(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$57,600	$77,151
Net cash used in investing activities	(223,865)	(20,968)
Net cash provided by (used in) financing activities	180,596	(50,952)
Net increase in cash and cash equivalents	$14,331	$5,231
Operating Activities
Net cash provided by operating activities decreased $19.6 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in cash provided by operations was primarily due to an increase in accounts receivable from related parties. The increase in accounts receivable from related parties was a result of the Partnership's management of a capital project for the construction of Delek assets in the Permian Basin, as described below, and increases in fees pertaining to the agreements entered into in connection with the Big Spring Logistic Assets for which there were no comparable fees or receivables during the nine months ended September 30, 2017. The Delek capital project managed by the Partnership is related to the construction of a gathering system in the Permian Basin. The Partnership incurs the costs for the project, which are subsequently reimbursed by Delek. Partially offsetting the increase in accounts receivable from related parties were increases in net income, decreases in inventories and other current assets and an increase in the amortization of the customer contract intangible asset related to the Big Spring Logistic Assets Acquisition, for which there was no amortization in 2017.
Investing Activities
Net cash used in investing activities increased $202.9 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in cash used in investing activities was primarily due to the logistics assets acquired in the Big Spring Logistic Assets Acquisition and the Marketing Contract Intangible Acquisition. During the nine months ended September 30, 2018, the Partnership purchased the assets acquired in the Big Spring Logistic Assets Acquisition for $72.0 million. The Partnership made an asset acquisition in the amount of $6.4 million during the nine months ended September 30, 2017. Additionally, the Partnership paid $144.2 million in connection with the Marketing Contract Intangible Acquisition, compared to the acquisition of an intangible in the amount of $2.6 million during the nine months ended September 30, 2017.

Management's Discussion and Analysis

Financing Activities
Net cash provided by financing activities increased $231.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in cash provided by financing activities was primarily due to an increase in net proceeds under our revolving credit facility. We received net proceeds of $353.3 million under the revolving credit facility during the nine months ended September 30, 2018, compared to net payments of $233.8 million under the revolving credit facility during the nine months ended September 30, 2017. Offsetting the net payments under the revolving credit facility were net proceeds of $248.1 million under the 2025 Notes during the nine months ended September 30, 2017.
The increase in net proceeds under our revolving credit facility was partially offset by increases in distributions. We paid quarterly cash distributions totaling $71.8 million during the nine months ended September 30, 2018, compared to quarterly cash distributions totaling $63.6 million during the nine months ended September 30, 2017. We also distributed $98.8 million related to the Big Spring Logistic Assets Acquisition during the nine months ended September 30, 2018, with no comparable distributions related to asset acquisitions during the nine months ended September 30, 2017.
Cash Position and Indebtedness
As of September 30, 2018, we had $19.0 million cash and cash equivalents and we had total indebtedness of $776.7 million. Unused credit commitments under the revolving credit facility were $316.8 million, and we had no letters of credit in place at September 30, 2018. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2018. See Note 6 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Capital Spending
The following table summarizes our actual capital expenditures for the nine months ended September 30, 2018 and planned capital expenditures for the full year 2018 by segment and by major category (in thousands):

	Full Year 2018 Forecast	Nine Months Ended September 30, 2018
Pipelines and Transportation:
Regulatory	$828	$279
Maintenance (1) (3)	3,352	2,306
Discretionary projects (2)	2,725	1,735
Pipelines and transportation segment total	$6,905	$4,320

Wholesale Marketing and Terminalling:
Regulatory	$672	$511
Maintenance (1) (4)	2,153	940
Discretionary	1,869	1,669
Wholesale marketing and terminalling segment total	$4,694	$3,120

Total capital spending (5) (6)	$11,599	$7,440

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

(2)	The majority of the $2.7 million budgeted to discretionary projects in the pipelines and transportation segment relates to the construction of a new tank and a pipeline pump expansion.

Management's Discussion and Analysis

(3)
The majority of the $3.4 million budgeted for maintenance projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines.

(4)	The majority of the $2.2 million budgeted for maintenance projects in the wholesale marketing and terminalling segment relates to system upgrades at the terminals.

(5)	Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition.

(6)
In the third quarter of 2018, we decreased our capital spending forecast for 2018 to $11.6 million, down from the prior forecast of $19.0 million. We decreased our forecast as a result of changes to the anticipated completion dates of certain maintenance and discretionary projects.

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

Management's Discussion and Analysis

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At September 30, 2018 and December 31, 2017, we had open derivative contracts representing 38,000 barrels and 370,000 barrels, respectively, of refined petroleum products. We recognized gains (loss) associated with commodity derivatives not designated as hedging instruments of a nominal amount and $0.7 million for the three and nine months ended September 30, 2018, respectively, and $(1.5) million and $(0.4) million for the three and nine months ended September 30, 2017, respectively. These amounts were recorded to cost of materials and other in the accompanying condensed consolidated statements of income. Refer to Note 14 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments.
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment. A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at September 30, 2018.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.
Interest Rate Risk
Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2018 would be to change interest expense by approximately $5.3 million. From time to time, we may use certain derivative instruments to hedge our exposure to floating interest rates.

Management's Discussion and Analysis

ITEM 4. CONTROLS AND PROCEDURES
Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and appropriately communicated to management. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.

Legal Proceedings and Risk Factors

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations and there have been no material developments to the proceedings previously reported in our Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018 to comply with certain SEC regulations.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K.

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1
Third Amended and Restated Credit Agreement, dated as of September 28, 2018, among Delek Logistics Partners, LP and each of the other borrowers referenced therein, as borrowers; Fifth Third Bank, as administrative agent; a syndicate of lenders; Bank of America, N.A., BBVA Compass, MUFG Bank, Ltd. and Royal Bank of Canada as co-syndication agents; and Barclays Bank PLC, Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Bank Hapoalim B.M., Regions Bank and SunTrust Bank as co-documentation agents, incorporated by reference to Delek Logistics Partners, LP's Current Report on Form 8-K filed on October 4, 2018.

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Dated: November 9, 2018