Form 10-K
period 2018-12-31
Delek Logistics Partners, LP
filed 2019-03-01
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-35721

DELEK LOGISTICS PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	45-5379027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7102 Commerce Way, Brentwood, TN 37027
(Address of principal executive offices) (Zip Code)
(615) 771-6701
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐    Accelerated filer  ☑    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2018 was approximately $241,075,345, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 22, 2019, there were 24,407,405 common limited partner units and 498,110 general partner units outstanding.
Documents incorporated by reference: None

Table of Contents

Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2018

Business

Unless the context otherwise requires, references in this report to "Delek Logistics Partners, LP," the "Partnership," “we,” “us,” or “our” may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole.
This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are "forward-looking" and subject to uncertainties. Refer to our discussion of forward-looking statements in the section “Forward-Looking Statements” included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
The Partnership has been publicly traded on the New York Stock Exchange since November 2012. Our corporate headquarters is located at 7102 Commerce Way, Brentwood, Tennessee 37027, our phone number is 615-771-6701 and our website is www.DelekLogistics.com. Information contained on our website is not part of this Annual Report on Form 10-K.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with (or furnished to) the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website (in the "SEC Filings" section) free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of the audit committee and environmental, health and safety committee of the board of directors of our general partner in the "Corporate Governance" section of our website. Our governance documents are available to print to any unitholder that makes a written request to Secretary, Delek Logistics, GP, LLC, general partner of Delek Logistics Partners, LP, 7102 Commerce Way, Brentwood, TN 37027. Our reports, proxy and information statements, and other information regarding issuers are filed electronically with the SEC and may be accessed at www.sec.gov.
PART I
ITEM 1.  BUSINESS
General
Delek Logistics Partners, LP is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). In November 2012, we completed our initial public offering.
We own crude oil, intermediate and refined products pipelines and transportation, storage, wholesale marketing, terminalling and offloading assets which were previously owned, operated or held by Delek Holdings and assets acquired from unrelated third parties. Delek Holdings is our primary customer and is responsible, directly and indirectly, for the majority of our contribution margin (as defined in "—Major Customers" ).
Overview
We primarily own and operate logistics and marketing assets for crude oil and intermediate and refined products. We generate revenue and contribution margin, which we define as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization, by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; and for wholesale marketing. A substantial majority of our existing assets are both integral to and dependent on the success of Delek Holdings' refining operations and most of our assets are contracted exclusively to Delek Holdings in support of Delek Holdings' refineries in Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery"). See "Commercial Agreements—Commercial Agreements with Delek Holdings" and Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings. In addition to the services we provide to Delek Holdings, we also provide, and generate substantial revenue and contribution margin from, crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with such third parties. See "Commercial Agreements—Other Agreements with Third Parties."
We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of such income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of the partner's units and the taxable income allocation requirements under the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement").

Business

2018 Developments
DKL Credit Facility
On September 28, 2018, the Partnership entered into a third amended and restated senior secured revolving credit agreement (the "DKL Credit Facility"). See Note 10 for additional information. Under the terms of the DKL Credit Facility, among other things, (i) the lender commitments were increased from $700.0 million under the prior facility to $850.0 million, (ii) the accordion feature whereby the Partnership can increase the size of the credit facility increased from $100.0 million in incremental commitments under the prior facility to $150.0 million, for an aggregate amount of $1.0 billion, subject to increased or new commitments from lenders and the satisfaction of certain other conditions precedent and (iii) the maturity date was extended from December 30, 2019 under the prior facility to September 28, 2023. The terms of certain of our agreements with Delek Holdings were required to be extended pursuant to the amended and restated DKL Credit Facility, which extensions were effective in the fourth quarter of 2018.
Inflation Adjustments
On July 1, 2018, the tariffs on our Federal Energy Regulatory Commission (the "FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustment using FERC indexing increased by approximately 4.4%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek Holdings and third parties, the fees increased based on the consumer price index or the producer price index, which increased approximately 2.2% and 6.1%, respectively.
2025 Notes Offer to Exchange
On April 25, 2018, we made an offer to exchange the 2025 Notes (as defined in Note 10 to our accompanying consolidated financial statements) and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the "Exchange Offer"). The Exchange Offer expired on May 23, 2018 (the "Expiration Date"). The terms of the exchange notes that were issued as a result of the Exchange Offer are substantially identical to the terms of the original 2025 Notes.
Big Spring Logistics Assets Acquisition
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' refinery near Big Spring, Texas (the "Big Spring Refinery") and Delek Holdings' light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistic Assets", and such transaction the "Big Spring Logistic Assets Acquisition"). The purchase price was $170.8 million, financed through borrowings under the Partnership’s revolving credit facility. Refer to Note 3 to our accompanying consolidated financial statements for additional information.
Marketing Contract Intangible Acquisition
Effective March 1, 2018, concurrent with the Big Spring Logistic Assets Acquisition, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain refined products produced at the Big Spring Refinery to various customers in return for a marketing fee (the "Big Spring Marketing Agreement"). The purchase price was $144.2 million, financed through borrowings under the Partnership's revolving credit facility. Refer to Note 3 to our accompanying consolidated financial statements for additional information.

Business

Assets and Operations
We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of two operating segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 15, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our principal assets, as of December 31, 2018, are described below under the segment that uses such assets.
The following provides an overview of our assets and operations:

Nashville
Knoxville
Brentwood
Memphis
Little Rock
SALA GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Spring
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
Monroe
Midland
Tyler
San Angelo
Waco
Krotz Spring
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Mt. Pleasant
Greenville
Big Sandy
Longview
Tyler
Kilgore
Henderson
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Corporate Headquarters
Crude Tank Farm
Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery

Business

Pipelines and Transportation Segment
Our pipelines and transportation segment consists of assets, including pipelines and trucks and ancillary assets, that provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of the Tyler, El Dorado and Big Spring Refineries. Additionally, this segment provides crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, the results of our pipelines and transportation segment are not directly exposed to changes in commodity prices. Our pipeline assets include approximately 400 miles of operable crude oil transportation pipelines, approximately 450 miles of refined product pipelines and approximately 600 miles of crude oil gathering and trunk lines. Associated with and currently used in connection with the operation of these lines are crude oil, intermediate and refined products storage tanks with an aggregate of approximately 9.6 million barrels of active shell capacity.
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Other of our pipelines have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements. See "Governmental Regulation and Environmental Matters—Rate Regulation of Petroleum Pipelines" of this Annual Report on Form 10-K, for more information on FERC imposed tariffs.
The following discussion and tables present the results of operations and certain operating statistics of the pipeline and transportation segment for the years ended December 31, 2018, 2017 and 2016.
Lion Pipeline System
Our Lion Pipeline System is a system of common carrier pipelines that transport crude oil to, and refined products from, Delek Holdings' El Dorado Refinery. The Lion Pipeline System consists primarily of:

•	the Magnolia Pipeline system;

•	the Magnolia Station located west of the El Dorado Refinery;

•	the El Dorado Pipeline system;

•	multiple short crude oil pipelines located at the El Dorado Refinery and our Sandhill Station;

•	the Refined Products Pipeline system; and

•	certain related crude oil pipelines.
The Magnolia Pipeline is an approximately 77-mile crude oil pipeline, with both 12-inch and 16-inch diameters depending on the section of the pipeline, and a capacity of approximately 68,500 barrels per day ("bpd"). The Magnolia Pipeline runs from a connection with ETP/ExxonMobil’s LOLA System near Shreveport, Louisiana to our Magnolia Station, where the crude oil is then stored and transferred to our El Dorado Pipeline. In addition, third-party pipelines connect to the Magnolia Pipeline near Haynesville, Louisiana, which allows for the receipt of crude oil transported from Longview, Texas.
The Magnolia Station is a location, owned by us, where the Magnolia and Lion Pipelines and SALA Gathering System have origination and destination points, as the case may be. In addition, the Magnolia Station has storage facilities with approximately 230,000 barrels of active shell capacity.
The El Dorado Pipeline is a 31-mile, 12-inch crude oil pipeline, with a capacity of approximately 22,000 bpd, which transports crude oil from our Magnolia Station to Delek Holdings' Sandhill Station adjacent to the El Dorado Refinery. Upon reaching Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192, a 150,000 barrel capacity storage tank ("Tank 192") or to Tank 120, an 80,000 barrel capacity storage tank ("Tank 120"), which receives heavier asphaltic crudes. At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the SALA Gathering System, is routed through Sandhill Station. Through our SALA subsidiary, we own Tank 192 and Tank 120 and lease the underlying ground from Lion Oil under a long-term ground lease.
We also own two refined product pipelines that transport gasoline and diesel from the El Dorado Refinery to the nearby Enterprise TE Products Pipeline El Dorado Station (the “Refined Products Pipelines”). Pursuant to a capacity lease with Enterprise dated October 24, 2013, we also lease capacity of approximately 11,000 bpd on the approximately 240-mile Enterprise Products Pipeline from Enterprise's El Dorado Station to our refined products terminal in Memphis, Tennessee. The Refined Products Pipelines along with the leased capacity are collectively referred to as the "Refined Products Pipeline System." The diesel line is approximately eight miles and is 12 inches in diameter, while the gasoline line is approximately eight miles and is 10 inches in diameter. These two lines commence at the El Dorado Refinery.
The pipelines in the Lion Pipeline System also have injection points where crude oil gathered from the SALA Gathering System can be injected and then transported to the El Dorado Refinery. The Lion Pipeline System also has crude oil storage tanks and facilities ancillary to the operation of the pipeline system. Tankage assets include158 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent

Business

to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels (the "El Dorado Tank Assets"). The Lion Pipeline System is capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two.
SALA Gathering System
The SALA Gathering System is a system of common carrier pipelines that primarily gathers and transports crude oil and condensate that is purchased from various crude oil producers in Arkansas, Texas and Louisiana by Delek Holdings or a third party to whom Delek Holdings has assigned certain of its rights. The SALA Gathering System includes approximately 600 miles of two- to eight-inch crude oil gathering and transportation lines in southern Arkansas and northern Louisiana, located primarily within a 60-mile radius of the El Dorado Refinery. In addition, the gathering system transports small volumes of crude oil that are received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are ultimately transported to the El Dorado Refinery for processing. In addition, a pipeline within the SALA Gathering System transports minimal crude oil for third party shippers pursuant to a common carrier tariff.
The SALA Gathering System includes 54 crude oil storage tanks and breakout tanks with a total combined active shell capacity of approximately 0.3 million barrels (including Tank 120, Tank 192 and approximately 37,000 barrels of capacity we lease to an unrelated third party), 17 truck receipt locations, approximately 500 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the Magnolia Station, the El Dorado Pipeline System or directly to the El Dorado Refinery. We also have approximately 0.6 million barrels of combined shell capacity that is currently not in service.
Currently, we are in the process of decommissioning certain sections of the SALA Gathering System in an effort to improve the safety and integrity of the system. We do not expect for the decommissioning of certain gathering lines on the system to have a material effect on the operational capabilities of the system.
The table below details certain operating data for our Lion Pipeline System and our SALA Gathering System.

	Average Daily Throughput (bpd)
	Year Ended
	December 31,
	2018	2017	2016
Lion Pipeline System:
Crude pipelines (Non-gathered) (1)	51,992	59,362	56,555
Refined Products Pipelines to Enterprise System	45,728	51,927	52,071
SALA Gathering System	16,571	15,871	17,756
(1) Excludes crude oil gathered on our SALA Gathering System and injected into our Lion Pipeline System.

Paline Pipeline System
Our Paline Pipeline System is approximately a 195-mile, 10-inch crude oil pipeline, with a capacity of approximately 42,000 bpd, running from Longview, Texas to the Phillips 66-operated Beaumont terminal in Nederland, Texas. It includes a three-mile section that runs north from Kilgore, Texas. Our Paline Pipeline System is operated as a common carrier pipeline. See "Commercial Agreements—Other Agreements with Third Parties—Paline Pipeline System Capacity Reservation" for additional information on the use of our Paline Pipeline System.
East Texas Crude Logistics System
Our East Texas Crude Logistics System includes two owned and operated crude oil pipeline systems and their related tank farms, which serve the Tyler Refinery: (i) the Nettleton pipeline, a bi-directional 36-mile pipeline, with a capacity of approximately 25,000 bpd, that is capable of transporting crude oil from our tank farms in and around Longview, Texas to (a) the Bullard Junction at the Tyler Refinery and (b) other of our tank farms in and around Longview, Texas, and (ii) the McMurrey Pipeline System, a 61-mile pipeline system, with a capacity of approximately 24,000 bpd, that transports crude oil from our tank farms in and around Longview, Texas and runs roughly parallel to the Nettleton Pipeline.
Our East Texas Crude Logistics System also includes five owned or leased crude oil storage terminals, at which we store crude oil owned by Delek Holdings for the Tyler Refinery. The LaGloria Station consists of two tanks with an active shell capacity of approximately 450,000 barrels. The Nettleton Station consists of five tanks with an active shell capacity of approximately 220,000 barrels. It is located on property that we lease from a third party, as described in more detail in Item 2, Properties. In addition to the active shell capacity, the Nettleton Station includes approximately 55,000 barrels of shell capacity that is currently not in service. The Bradford Station consists of two tanks with an active shell capacity of approximately 55,000 barrels. In addition to the active shell capacity, the Bradford Station includes approximately 10,000 barrels of shell capacity that is currently not in service. The Arp Station consists of two tanks with an active shell capacity of approximately 55,000 barrels. In addition to the active shell

Business

capacity, the Arp Station includes approximately 55,000 barrels of shell capacity currently not in service. The Big Sandy Station consists of seven tanks with an active shell capacity of approximately 247,600 barrels.
The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

	Average Daily Throughput (bpd)
	Year Ended
		December 31,
	2018	2017	2016
East Texas Crude Logistics System (average bpd)	15,696	15,780	12,735

We have a pipelines and tankage agreement with Delek Holdings to provide throughput on the East Texas Crude Logistics System. Delek Holdings has a 10-year agreement, with an initial term expiring in 2023, with third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this pipeline system. As a result of the third parties' ability to transport crude oil on the pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines is generally below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek Holdings. However, Delek Holdings is required under its commercial agreement with us, to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement. The current term of this agreement expires in March 2024.
Tyler Assets
The Partnership owns various pipeline and tankage assets that support the Tyler Refinery. These assets include a crude oil storage tank and certain ancillary assets located adjacent to the Tyler Refinery (the "Tyler Crude Tank"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity. In addition, we own 96 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels (the "Tyler Tank Assets").

The Tyler-Big Sandy Product Pipeline is a pipeline that runs between the Tyler Refinery and the Partnership's terminal at Big Sandy, Texas. The line consists of two segments: (i) the Hopewell Pipeline, an approximately 13-mile pipeline with a capacity of approximately 30,000 bpd, which originates at the Tyler Refinery and terminates at the Hopewell Station, and (ii) the Big Sandy Pipeline, a 19-mile pipeline with a capacity of approximately 30,000 bpd, which originates at the Hopewell Station and terminates at the Big Sandy Terminal. The Big Sandy Terminal has seven tanks with an aggregate shell capacity of approximately 248,000 barrels. Service on the Tyler-Big Sandy Product Pipeline is not provided to third parties, and is classified as private intrastate carrier service.
Big Spring Assets
In September 2017, the Partnership, through its wholly owned subsidiary, Delek Marketing & Supply, LP acquired from Plains Pipeline, L.P. an approximate 40-mile pipeline and related ancillary assets (the "Big Spring Pipeline"). The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas.
Also located in Big Spring, Texas is a truck unloading station located at the Big Spring Refinery (the "Big Spring Truck Unloading Station"). The Big Spring Truck Unloading Station is designed to receive up to 10,000 bpd of crude oil.
In March 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistic Assets from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery. The Big Spring Logistic Assets include approximately 75 storage tanks, four salt wells and certain ancillary assets (such as tank pumps and piping) primarily located adjacent to the Big Spring Refinery with an active shell capacity of approximately 3.0 million barrels as well as certain crude oil and refined product pipelines. The primary crude oil pipeline is a 10-mile pipeline, with a capacity of approximately 250,000 bpd. The refined product pipeline is a 40-mile pipeline with a capacity of approximately 20,000 bpd.
Other Pipeline and Transportation Assets
The Partnership also owns additional assets that are used to support Delek Holdings' refineries or that are used in our operations but may not be adjacent to or directly on the properties owned by such refineries. These include various pipelines and tankage assets and trucking assets listed below:

•	five tanks with an aggregate shell capacity of approximately 180,000 barrels at a terminal in North Little Rock, Arkansas;

•	125 tractors and 166 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties;

Business

•	an approximately 60-mile pipeline that transports crude oil from the Exxon Talco field to the ETP/ExxonMobil LOLA pipeline injection point in the East Texas Longview Station; and

•
an 85-mile pipeline, connecting the Greenville Storage Facility and the Mount Pleasant Terminal, which storage facility has four tanks with an aggregate shell capacity of approximately 230,000 barrels and is connected to the Explorer Pipeline System. In addition to the active shell capacity, the Greenville Storage Facility includes approximately 100,000 barrels of shell capacity that is currently not in service.

Wholesale Marketing and Terminalling Segment
Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of refined product prices in our west Texas operations, which depend on many factors, including demand and supply of refined products in the west Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. Effective March 1, 2018, this segment also includes the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition. As of December 31, 2018, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery and the Big Spring Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek Holdings. See “Commercial Agreements—Other Agreements with Third Parties—West Texas." Also see Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2018, 2017 and 2016, we present the results for the period during which we owned the assets, as delineated in any notes accompanying the tables.
Wholesale Marketing
East Texas
Pursuant to a marketing agreement with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. The table below sets forth the historical sales volumes under this marketing agreement.

		Year Ended
		December 31,
	2018	2017	2016
Sales volumes (average bpd):	77,487	73,655	68,131

West Texas
In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas. Our terminals in Abilene and San Angelo, Texas were leased for nominal consideration to Noble Petro, Inc. ("Noble Petro") pursuant to a terminal and pipeline lease and operating agreement, which expired on December 31, 2017.
We own approximately 100 miles of product pipelines in west Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. These pipelines were leased to Noble Petro until December 31, 2017. At these terminals, Noble Petro also regularly sold petroleum products to us pursuant to the terms of a supply contract with Noble Petro that expired in December 2017 (the "Abilene Contract"). We then marketed these petroleum products to third parties. As of January 1, 2018, these regular sales of product by Noble Petro to us concluded. We are currently purchasing products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we have constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings ships product that is produced at the Big Spring Refinery. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the location of the Abilene and San Angelo terminals associated with our marketing activities and the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2018.

Business

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Abilene, TX (1)	9	368,000	2	15,000
San Angelo, TX	5	93,000	2	15,000
Total	14	461,000	4	30,000
(1) Excludes approximately 545,530 barrels of shell capacity that is out of service.

Substantially all of our product sales in west Texas are on a wholesale basis. We are currently purchasing products primarily from Delek Holdings, which product is produced at the Big Spring Refinery, and from third parties. During the year ended December 31, 2017, a large portion of the products we sold in west Texas were purchased from Noble Petro pursuant to the Abilene Contract. Under the Abilene Contract, we had the right to purchase up to 20,350 bpd of petroleum products for sale at our Abilene and San Angelo, Texas terminals. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."
The table below details the average aggregate daily number of barrels of refined products, and the margins associated with such products, that we sold in our west Texas wholesale operations for the periods indicated.

	Year Ended
		December 31,
	2018	2017	2016
Throughput (average bpd)	13,323	13,817	13,257
Gross margin (in thousands)	$27,082	$20,320	$6,929
Gross margin per barrel	$5.57	$4.03	$1.43

Terminalling
We provide terminalling services for products to independent third parties and Delek Holdings through light products terminals we own in Nashville, Tennessee and to Delek Holdings, or certain third parties to whom Delek Holdings has assigned its rights, through our light products terminals in Memphis, Tennessee; Tyler, Texas; Big Sandy, Texas; Mount Pleasant, Texas; Duncan, Oklahoma; El Dorado, Arkansas; and North Little Rock, Arkansas. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information pertaining to our material agreements. See "Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement" for a description of a third party's involvement in certain agreements.

Business

The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2018.

				Maximum
				Daily
		Active		Available
		Aggregate	Number of	Truck
		Shell	Truck	Loading
	Number	Capacity	Loading	Capacity
Terminal Location	of Tanks	(bbls)	Lanes	(bpd)
Big Sandy, TX (1)			3	25,000
El Dorado, AR (1)			3	35,000
Memphis, TN	12	126,000	3	20,000
Mount Pleasant, TX (2)	6	155,000	3	10,000
Nashville, TN (3)	10	128,000	2	15,000
Duncan, OK (4)	7	180,250	—	—
North Little Rock, AR (1)			2	17,100
Tyler, TX (1)			11	91,000
Total	35	589,250	27	213,100
(1) See "Pipelines and Transportation Segment—Tyler Assets,", "Pipelines and Transportation Segment—Lion Pipeline System," and "Pipelines and Transportation Segment—Other Pipeline and Transportation Assets" above for a discussion of the storage tanks associated with these terminals.
(2) Excludes approximately 20,000 barrels of shell capacity that is currently not in service.
(3) Excludes approximately 10,000 barrels of shell capacity that is currently not in service.
(4) The Duncan Terminal does not have a truck rack. It is a light products distribution terminal that includes storage, loading and unloading facilities and ancillary assets.

The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended
	December 31,
	2018	2017	2016
Throughput (average bpd):
Big Sandy, TX	3,080	6,878	7,025
El Dorado, AR	12,086	14,149	17,040
Memphis, TN	6,996	7,112	7,982
Mount Pleasant, TX	7,623	5,202	2,746
Nashville, TN	8,040	7,292	6,939
Duncan, OK	37,679	—	—
North Little Rock, AR	7,437	8,848	10,174
Tyler, TX	78,343	75,007	70,444
Total (average bpd)	161,284	124,488	122,350

Commercial Agreements
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering; crude oil, intermediate and refined products transportation and storage services; and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. The initial term of certain of these agreements expired in November 2017. Delek Holdings

Business

opted to renew these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings in respect to the Tyler Refinery, the initial term has been extended through 2026. The current term of certain of our agreements with Delek Holdings were required to be further extended pursuant to the amended and restated DKL Credit Facility, which extensions were effective in the fourth quarter of 2018 and extend through March 2024. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
The tariffs and throughput and storage fees under our agreements with Delek Holdings are subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index or various iterations of the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings.
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating LLC ("OpCo") and certain of the Partnership’s and Delek Holdings’ other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014 and March 31, 2015 and further amended on August 3, 2015 (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings.
The Partnership is currently managing a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating services agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and will oversee functions such as oversight of project design, procurement and construction of project segments and provide other related services. The agreement extends through December 2022.
Other Agreements with Third Parties
Paline Pipeline System Capacity Reservation
During the year ended December 31, 2018, we had separate agreements with an unrelated third party and a related party for such parties to utilize certain capacity on the Paline Pipeline System. Pursuant to the terms of these agreements, each party paid a fixed monthly fee for the right to use its respective capacity on the pipeline, which together accounted for a combined 30,000 bpd. The initial term of each agreement ran through February 2019. We do not anticipate that these agreements will be extended. As a result, on March 1, 2019, the capacity previously used by these parties will be available for any party to ship on the capacity of the pipeline subject to a tariff on file with the FERC for service provided on the Paline Pipeline System.
West Texas
In our west Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in west Texas are on a wholesale basis. During the year ended December 31, 2017, a large portion of the refined products we sold in west Texas were purchased from Noble Petro. Under the terms of the Abilene Contract with Noble Petro, which expired in December 2017, we purchased refined products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our Abilene and San Angelo, Texas terminals, which we leased to Noble Petro. Under this arrangement, we had limited direct exposure to risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. As of January 2018, we began replacing the product supplied under the Abilene Contract with product purchased from Delek Holdings, which is produced by the Big Spring Refinery and from third parties that may continue to include Noble Petro. Products purchased from Delek Holdings are generally based on daily market prices at the time of sale limiting exposure to fluctuating prices. Products purchased from third parties are generally based on daily market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.

Business

Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to an arrangement with Delek Holdings and Lion Oil, to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds either title to or a lien on substantially all crude oil, intermediate and refined products transported on our Lion Pipeline System, SALA Gathering System and on pipeline capacity we lease from Enterprise TE Products Pipeline Company LLC on a pipeline that runs from the El Dorado Refinery to our Memphis Terminal (the "Memphis Pipeline"). J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System, the SALA Gathering System and the Memphis Pipeline. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado storage tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals, and (iii) our throughput and tankage agreement relating to the terminal and tank assets at and adjacent to the El Dorado Refinery, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, the Memphis and North Little Rock terminals and the terminal and tank assets at and adjacent to the El Dorado Refinery, with Lion Oil acting as J. Aron's agent for scheduling purposes.
Pursuant to a similar arrangement with Delek Holdings and Alon USA, LP, hereinafter referred to as "Big Spring Refining," J. Aron acquires and holds either title to or a lien on a portion of the crude oil, intermediate and refined products shipped on pipelines or stored at the terminal and storage tanks acquired in the Big Spring Logistic Assets Acquisition. Under (i) our pipelines, storage and throughput facilities agreement with Big Spring Refining relating to certain storage tanks, pipelines and a terminal in Duncan, Oklahoma and (ii) our asphalt services agreement with Big Spring Refining relating to asphalt storage and terminalling near the Big Spring Refinery, Big Spring Refining has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these storage and terminalling assets at or adjacent to the Big Spring Refinery, with Big Spring Refining acting as J. Aron's agent for scheduling purposes.
Accordingly, even though this activity is effectively a financing arrangement for Delek Holdings and its subsidiaries whereby J. Aron sells the product back to Delek Holdings and its subsidiaries, J. Aron is technically our primary customer under each of these agreements. J. Aron retains these storage and transportation rights for the term of its arrangement with Lion Oil, which currently runs through April 30, 2020, and for the term of its arrangement with Big Spring Refining, which currently runs through May 31, 2021, unless terminated earlier pursuant to the terms of the arrangement. J. Aron pays us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron do not alter the obligations of Lion Oil or Big Spring Refining to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil and refined products through our facilities, but J. Aron's throughput is credited toward the minimum throughput commitments of Lion Oil and Big Spring. Accordingly, Lion Oil and Big Spring are responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.
Major Customers
We are dependent upon Delek Holdings as our primary customer (which includes sales to J. Aron as described in the prior section), and the loss of Delek Holdings as a customer would have a material adverse effect on both of our operating segments. We derive a substantial majority of our contribution margin, which is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization, from fee-based commercial agreements with Delek Holdings or as a direct result of its operations. Delek Holdings, directly or indirectly, accounted for 83%, 87% and 92% of our contribution margin under our commercial agreements with Delek for the years ended December 31, 2018, 2017 and 2016, respectively. For more information pertaining to these agreements, please see "Commercial Agreements." We also have other customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.
Delek Holdings, directly or indirectly, accounted for 36.6%, 28.9% and 32.8% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Sunoco LP accounted for 15.9%, 9.0% and 10.5% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Employees
We have no employees. Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates, and we believe that our general partner and its non-Partnership affiliates have a satisfactory relationship with those employees.

Business

Seasonality and Customer Maintenance Programs
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties are directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. While demand for asphalt products, which are a substantial portion of the El Dorado Refinery's product mix, is also lower in the winter months. In addition, our refining customers, such as Delek Holdings, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or refined products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek Holdings that include minimum volume and throughput commitments.

Business

Working Capital
We primarily fund our business operations from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. For additional information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
Competition
Pipelines and Transportation
Our business in this segment primarily consists of gathering, transporting and storing crude oil, intermediate and refined products for Delek Holdings and third parties, especially other refiners. We face competition for the transportation and storage of crude oil from other pipeline owners whose pipelines or storage facilities (i) may have a location advantage over our pipelines or storage facilities, (ii) may be able to transport or store more desirable crude oil or refined products to Delek Holdings or to third parties, (iii) may be able to transport or store crude oil or refined product at a lower rate, or (iv) may be able to store more crude oil or refined product. Any or all such factors could cause Delek Holdings, or our third-party customers, to reduce throughput to a level that is below the minimum throughput commitments established in any contracts we may have with them or determine not to renew such contracts when the term expires.
As a result of our physical integration with Delek Holdings' El Dorado Refinery, and our contractual relationships with Delek Holdings relative to the El Dorado Refinery, we do not believe that we will face significant competition for the transportation of crude oil or refined products to or from the El Dorado Refinery, particularly during the term of our Lion Pipeline System, SALA Gathering System, El Dorado Tank Assets and El Dorado Assets agreements with Delek Holdings. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings.
Wholesale Marketing and Terminalling
The wholesale marketing and terminalling business is generally very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined product, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users usually limit the geographic size of the market that can be served economically by any terminal. Two key markets in west Texas that we serve from our owned facilities are Abilene and San Angelo, Texas. However, there are no competitive fuel loading terminals in close proximity to our Abilene terminal or within approximately 90 miles of our San Angelo terminal. Our Nashville terminal competes with a significant number of other terminals located in the greater Nashville area. With respect to terminalling services we provide to Delek Holdings at our Memphis and North Little Rock terminals, as a result of our exclusive terminalling agreements, we do not believe we will face significant competition from third parties for these services.
Pursuant to separate exclusive marketing agreements with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke) and certain refined products at or sold from the Big Spring Refinery to various customers in return for a marketing fee. The current terms of the agreements for services provided with respect to products produced at the Tyler Refinery and the Big Spring Refinery expire in 2026 and 2028, respectively. As a result, we do not believe that we will face significant competition for these services from third parties. In addition, as a result of our physical integration with the Tyler Refinery and the Big Spring Refinery, and our contractual relationships with Delek Holdings relative to both refineries, we do not believe that we will face significant competition for the storage or throughput of intermediate or refined products at the refineries, particularly during the term of our agreements with Delek Holdings. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. Should Delek Holdings' wholesale customers, however, reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell under the aforementioned agreement could decrease below the minimum volume commitment under the contract. Delek Holdings' Tyler Refinery and Big Spring Refinery are the only full-range product supplier within 100 miles; therefore, we believe their location gives the refineries a natural advantage over more distant competitors.
Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the ICA and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission and the Arkansas Public Service Commission. The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in

Business

no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In addition, on October 20, 2016, the FERC issued an Advance Notice of Proposed Rulemaking on Revisions to Indexing Policies and Page 700 of FERC Form No. 6, which could, if final rules are implemented as proposed, increase reporting burdens on interstate liquids transportation providers and, in some cases, prohibit pipelines, including ours, from increasing rates even if warranted by the annual index. See Item 1A, "Risk Factors—Risks Relating to Our Business."
While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states. Without limitation, certain of our pipeline assets in Texas are operated under Texas Railroad Commission regulation and subject to filed tariffs with that agency. The Greenville-Mount Pleasant Pipeline is such a pipeline. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve shipper complaints informally.
Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide, for which we do not have a tariff on file at the FERC, is within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's ratemaking methodologies may subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by the FERC. The East Texas Waiver Order (as defined below) was issued by the FERC on October 23, 2012, and waives the otherwise applicable tariff filing and reporting requirements for common carrier interstate service providers (the “East Texas Waiver Order”). The continuing effectiveness of the East Texas Waiver Order depends upon the continuation in effect of the following conditions: (1) our affiliates continuing to own 100% of the throughput; (2) there being no demonstrated third party interest in shipping on the system; (3) our not anticipating any such interest materializing; and (4) there remaining no demonstrated opposition to the continuing effectiveness of the East Texas Waiver Order.
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
In January 2017, PHMSA finalized a new regulation that imposes additional responsibilities concerning the operation, maintenance, and inspection of hazardous liquid pipelines; the reporting of pipeline incidents; reference standards for in-line pipeline inspection and the direct assessment of stress corrosion cracking; and other requirements. Additional potential new regulations of pipelines have been proposed by PHMSA and we are monitoring these developments to the extent applicable to our operations.
The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.
The Federal Motor Carrier Safety Administration of the DOT regulates safety standards and monitors drivers and equipment of commercial motor carrier fleets. Such standards include vehicle and maintenance inspection requirements, limitations on the number of hours drivers may operate vehicles and financial responsibility requirements. We believe that the operations of our fleet of crude oil and refined products truck transports are substantially in compliance with these regulations and safety requirements.

Business

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
Releases of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage or natural resources damages. See "Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. See Note 19 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of commitments and contingencies related to crude oil releases.
Indemnification
Under the Omnibus Agreement, Delek Holdings has agreed to indemnify us for certain environmental matters associated with the ownership of our assets as specified therein, including matters arising from operations by Delek Holdings, at or before the time of our acquisition of these assets from Delek Holdings.
Air Emissions and Climate Change
Our operations are subject to the Clean Air Act and its regulations and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies. Any such future obligations may require us to incur significant additional capital or operating costs. These air emissions requirements also affect Delek Holdings' refineries, from which we receive a substantial portion of our revenues. In the future, Delek Holdings may be required to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Delek Holdings, they could have a material effect on our business and results of operations.
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
Renewable Fuel Standard
The Energy Independence and Security Act of 2007 ("EISA") was enacted into federal law in December 2007 creating the Renewable Fuel Standard - 2 ("RFS-2") rule, requiring the amounts of renewable fuel sold or introduced in the United States to increase each year, reaching 36 billion gallons by 2022. Meeting RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% in 2011, 10.1% in 2016, 10.7% in 2017 and 2018, and 10.97% in 2019. Although Delek Holdings’ refineries are obligated parties under this rule, our entities are not obligated parties and have no requirement to blend specific volumes of renewable fuels. However, the requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business, although it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.

Business

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
We currently own and lease, and Delek Holdings has in the past owned and leased, properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.
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

Risk Factors

ITEM 1A.  RISK FACTORS
Limited partner interests are inherently different from shares of capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. We are subject to numerous known and unknown risks, many of which are presented below and elsewhere in this Annual Report on Form 10-K. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our limited partner interests. If any of the following risks, or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to pay the minimum quarterly distribution on our common units or the trading price of our common units could decline. The headings provided in this Item 1A are for convenience and reference purposes only and shall not limit or otherwise affect the extent or interpretation of the risk factors.
Risks Relating to Our Business
Our relationship with Delek Holdings and their financial condition subjects us to potential risks that are beyond our control.
Delek Holdings, directly or indirectly, accounted for approximately 83% , 87% and 92% of our contribution margin under our commercial agreements with Delek for the years ended December 31, 2018, 2017 and 2016, respectively, and is the only customer for a substantial majority of our assets, including but not limited to our assets used to support the Tyler Refinery and the majority of our terminalling assets. In addition, Delek Holdings is, effectively, through supply and offtake agreements with its assignee, the principal customer for our Big Spring Assets used to support the Big Spring Refinery and our Lion Pipeline System, our SALA Gathering System, our El Dorado, Memphis and North Little Rock terminals. Please see Item 1. "Business—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." As we expect to continue to derive the substantial majority of our margins from Delek Holdings, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings’ assignees. If Delek Holdings were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek Holdings’ management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek Holdings' obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek Holdings. If Delek Holdings fails to renew these contracts as they come up for renewal, or if Delek Holdings fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated for any reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek Holdings’ or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek Holdings and its assignees, including, but not limited to, the following:

•
the timing and extent of changes in the costs and availability of crude oil and other refinery feedstocks (including prolonged periods of low crude oil prices that could impact production of inland crude oil and reduce the amount of cost advantaged crude oil available and/or the discount of such crude oil as compared to other crude oil) and in the price and demand for Delek Holdings' refined products;

•
the risk of contract cancellation, non-renewal or failure to perform by Delek Holdings’ suppliers or customers, and Delek Holdings’ inability to replace such suppliers, contracts, customers and/or revenues;

•	disruptions due to equipment interruption or failure or other events at Delek Holdings’ facilities, or at third-party facilities on which Delek Holdings’ business is dependent;

•	the effects of economic downturns on Delek Holdings’ business and the business of its suppliers, customers, business partners and lenders;

•	Delek Holdings’ ability to remain in compliance with its contracts;

•	Delek Holdings’ ability to remain in compliance with the terms of its outstanding and any future indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil and refined product inventory levels and carrying costs.

Risk Factors

Additionally, Delek Holdings continually considers opportunities presented by third parties with respect to its refinery assets. These opportunities may include offers to purchase certain assets and joint venture propositions. Delek Holdings may also change its refineries’ operations by constructing new facilities, suspending or reducing certain operations, or modifying or closing facilities. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Delek Holdings actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, could occur in the future.
Furthermore, conflicts of interest may arise between Delek Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. We have no control over Delek Holdings or our general partner, and Delek Holdings may elect to pursue a business strategy or make other decisions that do not favor us or our business. See “Risks Relating to Our Partnership Structure—Our general partner and its affiliates, including Delek Holdings and the Individual GP Owners, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.”
Our operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our facilities and liability for damages. If a significant accident or event occurs that results in a business interruption or shutdown, our operations and financial results could be adversely affected.
Our operations are subject to all of the risks and operational hazards inherent in gathering, transporting and storing crude oil and intermediate and refined and other products, including:

•
business interruption due to maintenance and repairs or mechanical or structural failures with respect to our assets, or our facilities or with respect to third-party assets or facilities on which our operations are dependent, including Delek Holdings’ assets or facilities;

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

•
the inability of third-party facilities on which our operations are dependent, including Delek Holdings’ facilities, to complete capital projects and to restart timely refining operations following a shutdown;

•	curtailments of operations as a result of severe seasonal weather;

•	inadvertent damage to pipelines from construction, farm and utility equipment;

•	constrained pipeline and storage infrastructure;

•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attacks; and

•	other hazards.
These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our assets and facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Delek Holdings’ refining operations, on which our operations are substantially dependent and over which we have no control, are subject to these and other operational hazards and risks inherent in refining crude oil. A significant accident or event, such as described above at Delek Holdings’ facilities, could damage our assets, expose us to significant liability and could affect Delek Holdings’ ability and/or obligation to satisfy the minimum volume commitments under our commercial agreements with Delek Holdings, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Risk Factors

Our insurance policies and other contractual protections from Delek Holdings do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We are insured under Delek Holdings' insurance policies, subject to the terms, retentions and limits under those policies. To the extent Delek Holdings experiences losses under the insurance policies, the limits of our coverage may be decreased. In addition, we are not insured against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because Delek Holdings’ time element insurance has up to a 60 day waiting period, a significant part, or all, of a business interruption loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, any loss under the insurance policies experienced by Delek Holdings may impact our ability to obtain, renew or arrange for adequate alternative coverage. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
Under the Omnibus Agreement, Delek Holdings has also agreed to reimburse us for certain losses related to certain asset failures, which provisions expire at various times depending on the asset involved. See Item 1, "Business—Commercial Agreements—Other Agreements with Delek Holdings." However, upon such expiration, or if Delek Holdings were to default under the Omnibus Agreement or otherwise fail to satisfy its obligations to us and insurance coverage was not otherwise available or was otherwise available only at substantial retention levels or cost, we could suffer significant losses that could have a material adverse effect on our business, financial condition and results of operations.
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

Risk Factors

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
With respect to the releases that have occurred, or for an event that occurs or is discovered in the future, whether in connection with any of our assets or any other facility to which we send or have sent waste or by-products for treatment or disposal, or a facility or assets that we may acquire from time to time as part of our ongoing growth strategy, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury, property damage and natural resource damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, even if we are insured against such risks, we may be responsible for costs or penalties to the extent our insurers do not fulfill their obligations to us or our insurance policies do not cover such items. Our failure to comply with these, or any other environmental, pipeline integrity or safety-related laws or regulations, could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. In addition, we could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with such laws or regulations in order to bring our assets into compliance. Any such expenses, penalties or liabilities could have a material adverse effect on our business, financial condition or results of operations. While we are entitled to reimbursement or indemnification from Delek Holdings for certain environmental liabilities under the Omnibus Agreement, such reimbursement or indemnification may not fully cover any damages we may incur, or Delek Holdings may default on or otherwise fail to satisfy its obligations to us, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our wholesale fuel sales in our west Texas business are made to third party customers. The margins we earn on these sales, and the quantity of barrels we sell, are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, the price of ethanol and the value of renewable identification numbers

Risk Factors

("RINs") we receive from blending renewable fuels. Specifically, among other circumstances, the margins we earn through these activities may be adversely impacted in the event of excess supply of refined products or decreased customer demand. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that we achieve. These, and other dynamics, may also result in our customers reducing their purchases of product from us in favor of purchasing more product from other refiners or suppliers. Further, decreases in the value of RINs could impact our margins in our wholesale business. In addition, our margins are affected by the price we pay for ethanol, which is blended into certain refined products. We occasionally lock in ethanol prices by committing to purchase ethanol in the future at a certain price. If the spot price for ethanol at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. With the expiration of the Abilene Contract, a greater portion of the product that we purchase and sell may be subject to price volatility between the time of purchase and the time of sale. Price risk management programs established to hedge price volatility may not perform as intended, which may negatively impact our margins. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer barrels of product to wholesale customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.
Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
Our commercial agreements with Delek Holdings and third parties provide that the counterparty may, depending on the commercial agreement, suspend, reduce or terminate its obligations to us under the applicable agreement, including the requirement to pay the fees associated with the applicable minimum volume commitments, in the event of (i) a material breach of the agreement by us, (ii) in the case of Delek Holdings, Delek Holdings deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, or (iii) the occurrence of certain force majeure events that would prevent us or the third party from performing our or its obligations under the applicable agreement. Force majeure events may include any acts or occurrences that prevent services from being performed either by us or such third party under the applicable agreement, such as:

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
Accordingly, there exists a broad range of events that could result in us being unable to utilize our assets, and Delek Holdings or its assignee or a third party, as the case may be, no longer having an obligation to meet its minimum volume commitments or pay the amounts otherwise owing under the applicable agreement. Furthermore, a single event relating to one of Delek Holdings’ refineries could have such an impact on multiple of our commercial agreements with Delek Holdings or its assignee. Any reduction, suspension or termination of any of our commercial agreements could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.
If Delek Holdings satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek Holdings, our cash flows and results of operations could suffer.
Delek Holdings is not obligated to use, or to pay us with respect to our services, for volumes of crude oil or refined products in excess of the minimum volume commitments under the various commercial agreements with us. During refinery turnarounds, which typically last 30 to 60 days and are performed every four to five years, and during other planned or unplanned maintenance periods, Delek Holdings may only satisfy its minimum volume commitments during such periods with respect to our assets that serve the refinery. In addition, the initial terms of Delek Holdings’ obligations under those agreements range from five to ten years, unless earlier terminated as described above, with Delek Holdings having the option to renew. If Delek Holdings fails to use our services for volumes of crude oil or refined products in excess of the minimum volume commitments or fails to use our facilities and services after expiration of those agreements, or if Delek Holdings terminates those agreements prior to their expiration, and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be impaired.

Risk Factors

A material reduction in the volumes of crude oil or refined products that we handle for Delek Holdings could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders. Our substantial dependence on Delek Holdings' Tyler, El Dorado and Big Spring refineries, as well as the lack of diversification of our assets and geographic locations, also could adversely affect us.
If the demand for refined products, particularly in Delek Holdings’ primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to the Tyler, El Dorado or Big Spring refineries without an increase in the value of the refined products produced by those refineries, either temporary or permanent, which caused Delek Holdings to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil and refined products we handle for Delek Holdings. Any such reduction could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
We believe that a substantial majority of our gross and contribution margins for the foreseeable future will be derived from the operation of our pipelines, gathering systems and terminal and storage facilities that support the Tyler, El Dorado and Big Spring refineries and are primarily located in Arkansas and Texas and, to a lesser degree, Louisiana and Tennessee. Any event that renders either Delek Holdings refinery temporarily or permanently unavailable could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of multiple commercial agreements in the affected geographic area. In addition, during planned maintenance periods or a refinery turnaround, we expect that Delek, or its assignee, may only satisfy its minimum volume commitments with respect to our assets that serve such refinery. Please see “-Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” and “-If Delek satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek, our ability to make distributions to our unitholders may be impaired.”
A material decrease in the supply of attractively priced crude oil could materially reduce the volumes of crude oil and refined products that we transport and store, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
The volumes of crude oil and refined products that we may transport on our pipelines will depend on the volumes of crude oil processed and refined products produced at Delek Holdings’ refineries that we serve, as well as third parties' desire to transport crude on our systems, including our Paline Pipeline. The volumes of crude oil processed and refined products produced depend, in part, on the availability of attractively priced crude oil. For example, if a shipper on one of our pipeline systems is unable to locate or purchase attractively priced crude, which could happen due to a large number of market factors, and their shipments on our system are made in large part because of the pipeline's proximity to such attractively priced crude, then our pipeline may not be utilized. If the capacity of such pipeline is not under contract, or the pipeline is not utilized at all or to its capacity, then our results may be adversely affected. Our Paline Pipeline is such a pipeline. If we are unable to secure capacity agreements on our Paline Pipeline, our Paline Pipeline may go unused or underused for a period of time, which could affect our operating results if third parties are no longer interested in transporting crude oil along that route for economic reasons associated with the price of crude or other reasons.
Further, in order to maintain or increase production levels at Delek Holdings’ refineries, Delek Holdings must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significant impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on Delek Holdings as a direct or indirect customer. Accordingly, in addition to risks related to accessing, transporting and storing crude oil and refined products, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

•	the volatility and uncertainty of regional pricing differentials for crude oil and refined products;

•	the action by the members of the Organization of the Petroleum Exporting Countries, or OPEC, individually or in the aggregate, regarding production levels and prices;

•	the nature and extent of governmental regulation and taxation; and

•	the anticipated future prices of crude oil and refined products in markets served by Delek Holdings’ refineries.
If, as a result of any of these or other factors, the volumes of attractively priced crude oil available to Delek Holdings’ refineries are materially reduced for a prolonged period of time, the volumes of crude oil and refined products that we transport and store, and the related fees for those services, could be materially reduced, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Risk Factors

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
To partially mitigate the risk of various financial exposures inherent in our business, including commodity price risk and interest rate risk on our floating rate debt, we selectively use derivative financial instruments, such as fuel-related derivative transactions, and may use interest rate swaps and interest rate cap agreements. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value in accordance with their terms and upon termination. The maintenance of required margin accounts, and the settlement of derivative contracts, could cause us to suffer losses or limit gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales prices of wholesale gasoline and diesel relative to the derivative instrument. We cannot assure you that the strategies underlying these transactions will be successful. If any of the instruments we utilize to manage our exposure to various types of risk is not effective, we may incur losses.
Our ability to expand may be limited if Delek Holdings’ business does not grow as expected.
Part of our growth strategy depends on the growth of Delek Holdings’ business. For example, in our terminals and storage business, we believe our growth will be driven in part by identifying and executing organic expansion or new construction projects that will result in increased or new throughput volumes from Delek Holdings, its assignees and third parties. Our organic growth opportunities will be limited if Delek Holdings is unable to acquire new assets for which our execution of organic projects is needed. Additionally, if Delek Holdings focuses on other growth areas that our business does not serve, or does not make capital expenditures to fund the organic growth of its operations, we may not be able to fully execute our growth strategy.
We may not be able to significantly increase or retain our third-party revenue due to competition and other factors, which could limit our ability to grow and may increase our dependence on Delek Holdings.
We can provide no assurance that we will be able to retain or attract third-party revenues, which could limit our ability to grow and increase our dependence on Delek Holdings. Our ability to increase our third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when third-party shippers require it. Further, under certain of our commercial agreements with Delek Holdings, we may not provide service to third parties with respect to certain assets without Delek Holdings’ consent, subject to limited exceptions. Furthermore, to the extent that we have capacity at our refined products terminals available for third-party volumes, competition from other existing or future refined products terminals owned by our competitors may limit our ability to utilize this available capacity.
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

Risk Factors

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
These pipelines, terminals and other facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements, curtailments of receipt or deliveries due to insufficient capacity, corporate business decisions or because of damage from hurricanes or other operational hazards. In addition, we do not have interconnect agreements with all of these pipelines, terminals and other facilities, and the interconnect agreements we do have may be terminated in certain circumstances, including circumstances beyond our control, and on short notice. If any of these pipelines, terminals or other facilities becomes unable to receive or transport crude oil or refined products, we may be unable to perform our obligations under our commercial agreements with Delek Holdings and third parties, and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be adversely affected.
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
In our west Texas wholesale marketing business, we sell refined products that we purchase from Delek Holdings and unaffiliated third parties. The prior contract under which we purchased the majority of the products we sold in west Texas expired in December 2017. We are now purchasing the majority of product we sell in west Texas from Delek Holdings. The remainder of the barrels we sell in west Texas are spot purchased from various suppliers or refiners. We could experience an interruption or reduction in the supply or delivery of refined products if our suppliers, the refineries who supply us or our suppliers, or the pipelines that deliver that product partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events, such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. An interruption or reduction in the volume of refined products supplied to our wholesale business could adversely affect our sales and profitability.
We are exposed to the credit risks and certain other risks of our key customers and other contractual counterparties, including Delek Holdings and its assignees, and any material nonpayment or nonperformance by our key customers or other counterparties could adversely affect our business, financial condition, results of operations and our ability to make distributions to our unitholders.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other contractual counterparties. Any material nonpayment or nonperformance or default by our key customers or other contractual counterparties, including Delek Holdings or its assignees, could adversely affect our business, financial condition, results of operations and our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks. Any loss of our key customers,

Risk Factors

including Delek Holdings, could adversely affect our business, financial condition, results of operations and our ability to make distributions to our unitholders.
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
Our revolving credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. In addition, our revolving credit facility contains events of default customary for agreements of this nature, including the occurrence of certain change of control events.
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
As of December 31, 2018, we had approximately $700.4 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the indenture governing the 2025 Notes. Our level of debt could have important consequences to us, including the following:

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
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, which is within our control, or such as reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital, which actions we may not be able to effect on satisfactory terms or at all.

Risk Factors

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
Certain of our pipelines provide services that may be subject to regulation by the FERC, under the ICA, the Energy Policy Act of 1992 and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. The FERC's primary rate-making authority is currently price-indexing; if the methodology changes, the new methodology may result in tariffs that generate lower revenues and cash flows. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for refined goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum available rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. We note that the FERC index has been set at a level for the period from 2016-2021 that is lower than that which was in effect from 2010-2015; this is likely to result in lower annual rate increases for the coming 2018-2021 period for our transportation and other rates that are subject to the FERC index for annual adjustments, compared to the previous five-year period, and indeed the index level for the 2016 index rate adjustment required a decrease in certain of our interstate transportation rates to comply with the reduced ceiling level. Furthermore, on October 20, 2016, the FERC issued an Advance Notice of Proposed Rulemaking regarding Revisions to Indexing Policies and Page 700 of FERC Form No. 6, (the “ANOPR”). If final rules are implemented as proposed in that ANOPR, our reporting burdens for providing to FERC annual throughput, revenue and cost of service information would likely increase. In addition, if implemented as proposed, FERC regulations based on the ANOPR would create new tests for whether our pipelines providing service subject to FERC tariffs could increase rates in accordance with the FERC index in a given year and could restrict our ability to increase our rates as a result.
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

Risk Factors

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
Delek Holdings’ level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings’ level of indebtedness and creditworthiness.
Delek Holdings must devote a substantial portion of its cash flows from operations to service its debt and lease obligations, thereby reducing the availability of its cash flows to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities that would expand its needs for logistics operations. Furthermore, a higher level of indebtedness at Delek Holdings increases the risk that it may default on its obligations, including commercial agreements with us. The covenants contained in the agreements governing Delek Holdings’ outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, Delek Holdings’ indebtedness requires that any transactions it enters into with us must be on terms no less favorable to Delek Holdings than those that could have been obtained with an unrelated person. There is also the risk that if Delek Holdings were to default under certain of its debt obligations, Delek Holdings’ creditors would attempt to assert claims against our assets during the litigation of their claims against Delek Holdings. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.
Although we are not contractually bound by and are not liable for Delek Holdings’ debt under its credit arrangements, we may be indirectly affected by certain prohibitions and limitations contained therein. Due to its ownership and control of our general partner, Delek Holdings has the ability to prevent us from taking actions that would cause Delek Holdings to violate any covenants in its credit arrangements, or otherwise to be in default under any of its credit arrangements. In deciding whether to prevent us from taking any such action, Delek Holdings will have no fiduciary duty to us or our unitholders. Delek Holdings’ compliance with the covenants in its credit arrangements may restrict our ability to undertake certain actions that might otherwise be considered beneficial, including borrowing under our revolving credit facility.
Any debt instruments that Delek Holdings or any of its affiliates enter into in the future, including any amendments to existing credit facilities, may include additional or more restrictive limitations on Delek Holdings that may impact our ability to conduct our business. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.
Our current and future credit ratings may be adversely affected by the leverage or any current and future credit rating of Delek Holdings, as credit rating agencies may consider the leverage and credit profile of Delek Holdings and its affiliates, because of their ownership interest in and control of us and because Delek Holdings accounts for a substantial majority of our contribution margin. Any adverse effect on our current and future credit ratings could increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.
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

Risk Factors

Our right of first offer to acquire certain of Delek Holdings’s existing logistics assets and certain assets that it may acquire or construct in the future is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.
The Omnibus Agreement provides us with a right of first offer on certain of Delek Holdings’ existing logistics assets and certain assets that it may acquire or construct in the future, subject to certain exceptions and time limitations. The consummation and timing of any future acquisitions pursuant to this right will depend on, among other things, Delek Holdings’ willingness to offer such assets for sale and obtain any necessary consents, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Delek Holdings is under no obligation to accept any offer that we may choose to make. In addition, we may decide not to exercise our right of first offer, if and when any assets are offered for sale, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Delek Holdings at any time in the event that it no longer controls our general partner.
If we are unable to make investments in joint ventures or acquisitions on economically acceptable terms from Delek Holdings or third parties, our future growth could be limited, and any investments or acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions or invest in joint ventures that result in an increase in cash flow. If we are unable to make acquisitions from Delek Holdings or third parties or invest in joint ventures, because we are unable to identify attractive acquisition or project candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions or investments on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders may be limited. Furthermore, even if we do consummate acquisitions or investments in joint ventures that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition or investment involves potential risks, including, among other things:

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

Risk Factors

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

Risk Factors

In 2010, the EPA and the National Highway Transportation Safety Administration ("NHTSA") finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. During 2016, the EPA conducted a mid-term evaluation of progress in meeting vehicle GHG standards and in January 2017 the EPA issued a determination to maintain the current GHG emissions standards for model year (MY) 2022-2025 vehicles. In March 2017, EPA announced its decision to reopen the mid-term evaluation process and reconsider the January 2017 determination. As a result, GHG emissions standards for MY 2022-2025 vehicles remain uncertain. In August 2016, the EPA and the NHTSA jointly finalized standards for medium- and heavy-duty vehicles regulating fuel efficiency and carbon pollution. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek Holdings’ refineries, which could adversely impact our business, results of operations and cash flows.
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
Terrorist attacks (including cyber-attacks) in the United States, as well as events occurring in response to or in connection with them, including political instability in various Middle Eastern countries, may harm our business. Energy-related assets (which could include refineries and pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States. In addition, the State of Israel, where Delek Holdings Group, the former parent company of Delek Holdings, is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to terrorist attack as a result of our connection to Israel.
A direct attack on our assets, Delek Holdings’ assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack or continued political instability in the Middle East could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.
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
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuate during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic, while demand for asphalt products, which is a substantial product of Delek Holdings' El Dorado Refinery, is lower in the winter months. In addition, our refining customers, such as Delek Holdings, occasionally slow or shut down operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or refined products by our customers, and therefore limit our volumes or throughput during these periods, and could adversely affect our customers’ business, financial condition and results of operations, which may adversely affect our business, financial condition and results of operations.
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

Risk Factors

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

We rely on information technology systems across our operations, including management of our supply chain, point of sale processing at our retail sites and various other processes and transactions.  Disruption, failure or cyber security breaches affecting or targeting our computer, telecommunications systems, and infrastructure may materially impact our business and operations. We utilize information technology systems and controls that monitor the movement of petroleum products through our pipelines and terminals. An undetected failure of these systems because of power loss, unsuccessful transition to upgraded or replacement systems, unauthorized access or other cyber breach could result in disruption to our business operations, access, disclosure or loss of data and/or proprietary information, injury to people and environmental damage, which could have an adverse impact on our business, reputation and competitiveness. We could also be subject to resulting investigation and remediation costs as well as regulatory enforcement or private litigation and related costs, which could have an adverse impact on our cash flow and results of operations.

We experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

Risk Factors

Risks Relating to Our Partnership Structure
Our general partner and its affiliates, including Delek Holdings and the Individual GP Owners, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.
Delek Holdings controls our general partner and appoints all of the officers and directors of our general partner. In addition, three members of the board of directors of our general partner, all of whom also serve as executive officers of Delek Holdings, own a small percentage of our general partner (the "Individual GP Owners"). See Item 10. Directors, Executive Officers and Corporate Governance. All of the officers and three of the directors of our general partner (who are also the Individual GP Owners) are also officers and/or directors of Delek Holdings. Although our general partner has a contractual obligation to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Delek Holdings. Conflicts of interest will arise from time to time between Delek Holdings, the Individual GP Owners, and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Delek Holdings and the Individual GP Owners over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•
Our Partnership Agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.

•
Neither our Partnership Agreement nor any other agreement requires Delek Holdings to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery or what markets to pursue or grow. The directors and officers of Delek Holdings have a fiduciary duty to make these decisions in the best interests of the stockholders of Delek Holdings, which may be contrary to our interests. Delek Holdings may choose to shift the focus of its investment and growth to areas not served by our assets.

•
Delek Holdings, as our primary customer, has an economic incentive to cause us not to seek higher service fees, even if such higher fees could be obtained in arm’s-length, third-party transactions. Furthermore, under many of our commercial agreements with them, Delek Holdings' consent is required before we may enter into an agreement with any third party with respect to certain of our assets, including those that serve the El Dorado, Tyler and Big Spring Refineries, and Delek Holdings has an incentive to cause us not to pursue such third-party contracts in certain circumstances.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Delek Holdings, in resolving conflicts of interest.

•
All of the officers and three of the directors of our general partner (who are also the three Individual GP Owners) are also officers and/or directors of Delek Holdings and owe fiduciary duties to Delek Holdings. These officers will also devote significant time to the business of Delek Holdings and will be compensated by Delek Holdings accordingly.

•	Delek Holdings may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•	Disputes may arise under our commercial agreements with Delek Holdings.

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

Risk Factors

•	Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units.

•
Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including Delek Holdings’ obligations under the Omnibus Agreement and its commercial agreements with us.

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
Delek Holdings may compete with us.
Delek Holdings may compete with us. Under the Omnibus Agreement, Delek Holdings and its affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Delek Holdings. This restriction, however, does not apply to:

•	any assets that were owned by Delek Holdings upon the completion of our initial public offering (including replacements or expansions of those assets);

•	any asset or business that Delek Holdings acquires or constructs that has a fair market value of less than $5.0 million; and

•
any asset or business that Delek Holdings acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the asset or business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so.

As a result, Delek Holdings has the ability to construct assets which directly compete with our assets. The limitations on the ability of Delek Holdings to compete with us are terminable by either party if Delek Holdings ceases to control our general partner.
Pursuant to the terms of our Partnership Agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Delek Holdings. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.

Risk Factors

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
We expect that we will distribute all of our available cash quarterly to our unitholders and, to the extent not otherwise reserved for, will rely primarily upon cash flows from operations, borrowings under our revolving credit facility and potential future issuances of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow.
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

Risk Factors

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
Prior to making any distribution on our common limited partner units, we will reimburse our general partner and its affiliates, including Delek Holdings, for costs and expenses they incur and payments they make on our behalf. Under the Omnibus Agreement, we will pay Delek Holdings an annual fee and reimburse Delek Holdings and its subsidiaries for Delek Holdings’ provision of various centralized corporate services. Additionally, we will reimburse Delek Holdings for direct or allocated costs and expenses incurred on our behalf, including administrative costs, such as compensation expense for those persons who provide services necessary to run our business, and insurance expenses. We also expect to incur incremental annual general and administrative expense as a result of being a publicly traded partnership. Our Partnership Agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.
Holders of our common limited partner units have limited voting rights and are not entitled to elect our general partner or its directors.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by the members of the general partner, which currently consist of Delek Holdings and Messrs. Yemin, Ginzburg and Green. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common limited partner units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common limited partner units are dissatisfied, they cannot remove our general partner without its consent.
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 22, 2019, Delek Holdings owned 62.7% of our outstanding common limited partner units.
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
Our Partnership Agreement does not restrict the ability of Delek Holdings to transfer all or a portion of its general partner interest or its ownership interest in our general partner to a third party. Our general partner, or the new owner of our general partner, would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers of our general partner.
The incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of Delek Holdings selling or contributing additional assets to us, as Delek Holdings would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

Risk Factors

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
Delek Holdings may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
Delek Holdings holds 15,294,046 common limited partner units. In addition, we have agreed to provide Delek Holdings with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 22, 2019, Delek Holdings owned 15,294,046 common limited partner units, or 62.7% of our total outstanding common limited partner units.
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

Risk Factors

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

Risk Factors

Tax Risks to Common Unitholders
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
A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder's ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act (the "Tax Reform Act"), the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity's "adjusted

Risk Factors

taxable income", which is generally taxable income with certain modifications. If the limit applies, a unitholder's taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
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
Investment in our common limited partner units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income ("UBTI")and will be taxable to them. Under the recently enacted Tax Reform Act, an exempt organization will be required to independently compute its UBTI from each separate unrelated trade or business which may prevent an exempt organization from utilizing losses we allocate to the organization against the organization’s UBTI from other sources and vice versa. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common limited partner units.
Under the Tax Reform Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interests in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in the Partnership, there can be no assurance that such requirement will not apply in the future.
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

Risk Factors

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

Risk Factors

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

Unresolved Staff Comments & Properties

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal assets, as of December 31, 2018, have been described in Item 1. "Business—Pipelines and Transportation Segment" and Item 1. "Business—Wholesale Marketing and Terminalling Segment." We believe that our assets are adequate for our operations and adequately maintained.
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
We believe that we are the owner of valid easement rights and rights-of-way or fee ownership or leasehold interests to the lands on which our assets are located. Under the Omnibus Agreement, Delek Holdings has agreed to indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business, in each case, that are identified prior to the relevant date in the Omnibus Agreement, subject to an annual deductible. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.
Facilities
Our Nettleton Station and our Bradford Station are located on properties that are owned by third parties in which we have leasehold interests. Our North Little Rock Terminal, our El Dorado Terminal and tank farm, our Tyler Terminal and tank farm, the El Dorado Rail Offloading Racks, the Tyler Crude Tank and the Big Spring Logistic Assets are located on property leased by third parties and Delek Holdings.
Liens and Encumbrances
Substantially all of the assets described above are pledged under and encumbered by our credit agreement. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Corporate Headquarters
Delek Holdings leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee 37027. The lease is for 54,000 square feet and expires in April 2022. We pay Delek Holdings a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read Item 1. "Business—Commercial Agreements—Other Agreements with Delek Holdings."

Legal Proceedings & Disclosures

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
In March 2013, a release of approximately 5,900 barrels of crude oil, the majority of which was contained on-site, occurred from a pumping facility at our Magnolia Station located west of Delek Holdings' El Dorado Refinery (the "Magnolia Release"). The United States Department of Justice (the "DOJ"), on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, have been pursuing an enforcement action against the Partnership with regard to potential violations of the Clean Water Act and certain state laws arising from the Magnolia Release since June 2015. On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of the Partnership's wholly-owned subsidiaries, Delek Logistics Operations, LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas. On or around December 12, 2018, the claims against the Partnership were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned pursuant to payment of monetary penalties and other relief. As of December 31, 2018, we have accrued $2.2 million for the Magnolia Release, which represents the full settlement amount for these proceedings. The accrual is recorded in pipeline release liabilities in our consolidated balance sheet.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unit Price and Cash Distributions
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were four holders of record of our common units held by the public as of February 22, 2019. In addition, as of February 22, 2019, Delek Holdings and its affiliates owned 15,294,046 of our common units and 498,110 of our general partner units (a 2.0% general partner interest), which together constitute a 63.4% ownership interest in us. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
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

Intent to Distribute the Minimum Quarterly Distribution
We intend to pay a quarterly distribution of at least $0.375 per unit per quarter, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. We believe our business should support our continued commitment to grow our distribution per limited partner unit by 10% annually through 2019. However, we do not have a legal obligation to pay this distribution. The amount of distributions paid under our policy, and the decision to make any distribution, is determined by our general partner, taking into consideration the terms of our Partnership Agreement.
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 498,110 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.43125 per unit per quarter. The maximum incentive distribution right of 48.0% was achieved in 2018, 2017 and 2016. The maximum distribution of 48.0% does not include any distributions that our general partner or its affiliates may receive on common or general partner units that it owns.

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases

Unregistered Sales of Equity Securities
Pursuant to the terms of our Partnership Agreement, our general partner has the right to maintain its proportionate 2.0% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended December 31, 2018. Each sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
December 10, 2018	177	$31.51	$5,575.34

Financial Data

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2018, along with descriptions of certain transactions that occurred during the years ended December 31, 2015 and 2014. All financial results have been adjusted for subsequent transactions with our Predecessors as noted below.
During the years ended December 31, 2015 and 2014, the Partnership entered into various transactions with Delek Holdings and our general partner pursuant to which we acquired the following assets from Delek Holdings:

•
two crude oil rail offloading racks, which are designed to receive up to 25,000 barrels per day (“bpd”) of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek Holdings' El Dorado Refinery (the "El Dorado Refinery")and related ancillary assets (the “El Dorado Assets”) effective March 31, 2015 (such transaction, the "El Dorado Rail Offloading Racks Acquisition");

•
a crude oil storage tank (the "Tyler Crude Tank") with a shell capacity of approximately 350,000 barrels located adjacent to Delek Holdings' Tyler Refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") effective March 31, 2015 (such transaction, the "Tyler Crude Tank Acquisition"); the Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets"; and

•
a refined products terminal (the “El Dorado Terminal”) located at the El Dorado Refinery and 158 storage tanks and certain ancillary assets (the "El Dorado Tank Assets" and, together with the El Dorado Terminal, the “El Dorado Terminal and Tank Assets”) at and adjacent to the El Dorado Refinery effective February 4, 2014 (such transaction, the “El Dorado Acquisition”).

The El Dorado Rail Offloading Racks Acquisition, the Tyler Crude Tank Acquisition and the El Dorado Acquisition were accounted for as transfers between entities under common control; such acquisitions hereinafter collectively referred to as the "Acquisitions from Delek Holdings." As entities under common control with Delek Holdings, transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Delek Holdings prior to the effective date of each acquisition for all periods presented. Prior to each acquisition date, we refer to the Acquisitions from Delek Holdings collectively as our “Predecessors.”
During the year ended December 31, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistic Assets from Delek Holdings (the "Big Spring Logistic Assets Acquisition"), which are primarily located at or adjacent to the Big Spring Refinery. The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control. However, prior periods have not been recast, as these assets did not constitute a business in accordance with Accounting Standard Update 2017-01, "Clarifying the Definition of a Business."
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

Financial Data

	Year Ended December 31,
	2018	2017	2016	2015	2014

Statements of Income and Other Comprehensive Income Data:		(In thousands, except units and per unit data)
Net revenues	$657,609	$538,075	$448,059	$589,669	$841,253
Operating costs and expenses	531,852	449,898	370,409	512,407	762,407
Operating income	125,757	88,177	77,650	77,262	78,846
Non-operating costs and expenses	35,041	18,990	14,765	11,246	8,656
Income before income tax expense (benefit)	90,716	69,187	62,885	66,016	70,190
Income tax expense (benefit)	534	(222)	81	(195)	132
Net income	90,182	69,409	62,804	66,211	70,058
Less: (Loss) income attributable to Predecessors	—	—	—	(637)	(1,939)
Net income attributable to partners	$90,182	$69,409	$62,804	$66,848	$71,997

Less: General partners' interest in net income, including incentive distribution rights	25,543	18,429	12,193	5,163	2,366
Limited partners' interest in net income	$64,639	$50,980	$50,611	$61,685	$69,631
Net income per limited partner unit:
Common - (basic)	$2.65	$2.09	$2.08	$2.55	$2.88
Common - (diluted)	$2.65	$2.09	$2.07	$2.52	$2.85
Subordinated - Delek Holdings (basic and diluted)	$—	$—	$2.19	$2.54	$2.88
Weighted average limited partner units outstanding:
Common units - (basic)	24,390,286	24,348,063	22,490,264	12,237,154	12,171,548
Common units - (diluted)	24,396,881	24,376,972	22,558,717	12,356,914	12,302,629
Subordinated units - Delek Holdings (basic and diluted)	—	—	1,803,167	11,999,258	11,999,258
Cash distributions per limited partner unit	$3.120	$2.835	$2.575	$2.240	$1.900

	Year Ended December 31,
	2018	2017	2016	2015	2014

Balance Sheet Data:		(In thousands)
Property, plant and equipment, net	$312,562	$255,068	$251,029	$253,848	$254,779
Total assets	624,593	443,530	415,547	375,288	331,286
Total debt, including current maturities	700,430	422,649	392,600	351,600	251,750
Total liabilities	759,416	472,755	428,831	386,306	291,505
Total (deficit) equity	(134,823)	(29,225)	(13,284)	(11,018)	39,781

Management's Discussion and Analysis

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
Unless otherwise noted or the context requires otherwise, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us," "our," or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless otherwise noted or the context requires otherwise, references in this report to "Delek Holdings" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than the Partnership and its subsidiaries and its general partner.
Effective March 1, 2018, the Partnership acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' Big Spring, Texas refinery (the "Big Spring Refinery"). See "2018 Developments" for further details.
You should read the following discussion of our financial condition and results of operations in conjunction with our historical consolidated financial statements and notes thereto.
Forward-Looking Statements
This Annual Report on Form 10-K (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the" Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek Holdings or its assignees and their support of and respective ability to pay us under our commercial agreements;

•	our future coverage, leverage, financial flexibility and growth, and our ability to improve performance and achieve distribution growth at any level or at all;

•	Delek Holdings’ future growth, financial performance, share repurchases, crude oil supply pricing and flexibility and product distribution;

•	positive industry dynamics, including Permian Basin growth, efficiencies and takeaway capacity;

•
the age and condition of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, costs, penalties, regulatory or legal actions and other effects related to spills, releases and tank failures;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for refined products;

•	the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to purchase and sell in our west Texas wholesale business;

•	the suspension, reduction or termination of Delek Holdings' or its assignees' or third-party's obligations under our commercial agreements including the duration, fees or terms thereof;

•	the results of our investments in joint ventures;

•	the ability to secure commercial agreements with Delek Holdings or third parties upon expiration of existing agreements;

Management's Discussion and Analysis

•	disruptions due to acts of God, equipment interruption or failure at our facilities, Delek Holdings’ facilities or third-party facilities on which our business is dependent;

•	changes in the availability and cost of capital of debt and equity financing;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

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

•
an inability of Delek Holdings to grow as expected and realize the synergies and the other expected benefits of its merger with Alon USA, which became effective as of July 1, 2017, and Delek Holdings' acquisition of the remaining interest in Alon USA Partners, LP that Delek Holdings did not already own, which became effective as of February 7, 2018;

•	as it relates to our potential future growth opportunities, including dropdowns, and other potential benefits, the ability to successfully integrate the businesses of Delek Holdings and Alon USA;

•	our ability to successfully integrate acquired businesses;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K.
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
All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

Management's Discussion and Analysis

Business Overview
The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties. A substantial majority of our existing assets are both integral to and dependent upon the success of Delek Holdings’ refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, El Dorado and Big Spring refineries.
We also have two joint ventures that have constructed separate crude oil pipeline systems and related ancillary assets, which are serving third parties and subsidiaries of Delek Holdings. We own a 50% membership interest in the entity formed with Caddo Pipeline, LLC, an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Rangeland Energy II, LLC ("Rangeland Energy") to operate the other pipeline system. During 2018, Rangeland Energy was acquired by Andeavor and the legal entity in which we have an equity investment became Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics").
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. See "Part 1—Item 1. Business—Overview" for further details.
Our Reporting Segments and Assets
Our business consists of two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling.
The assets and investments in our pipelines and transportation segment consist of and have been made in pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.
The assets in our wholesale marketing and terminalling segment consist of refined products terminals and pipelines in Texas, Tennessee, Arkansas and Oklahoma. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler and Big Spring refineries, engaging in wholesale activity at our terminals in west Texas and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined products terminals to independent third parties and Delek Holdings.
2018 Developments
DKL Credit Facility
On September 28, 2018, the Partnership entered into a third amended and restated senior secured revolving credit agreement (the "DKL Credit Facility"). Under the terms of the DKL Credit Facility, among other things, the lender commitments were increased from $700.0 million under the prior facility to $850.0 million. See Item 1, "Business—2018 Developments—DKL Credit Facility" and Note 11 to our accompanying consolidated financial statements for additional information related to this transaction.
Inflation Adjustments
On July 1, 2018, the tariffs on our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustment using FERC indexing increased by approximately 4.4%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek Holdings and third parties, the fees increased based on the consumer price index or the producer price index, which increased approximately 2.2% and 6.1%, respectively.
2025 Notes Offer to Exchange
On April 25, 2018, we made an offer to exchange the 2025 Notes (as defined in Note 11 to our accompanying consolidated financial statements) and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the "Exchange Offer"). The Exchange Offer expired on May 23, 2018 (the "Expiration Date"). The terms of the exchange notes that were issued as a result of the Exchange Offer are substantially identical to the terms of the original 2025 Notes. See Note 11 to our accompanying consolidated financial statements for additional information related to this transaction.

Management's Discussion and Analysis

Big Spring Logistic Assets Acquisition
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek Holdings certain logistics assets primarily located at or adjacent to the Big Spring Refinery and Delek Holdings' light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistic Assets," and such transaction the "Big Spring Logistic Assets Acquisition"). See Item 1, "Business—2018 Developments—Big Spring Logistic Assets Acquisition and Note 3 to our accompanying consolidated financial statements for additional information.
Marketing Contract Intangible Acquisition
Effective March 1, 2018, concurrent with the Big Spring Logistic Assets Acquisition, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain refined products produced at the Big Spring Refinery to various customers in return for a marketing fee (the "Big Spring Marketing Agreement"). See Item 1, "Business—2018 Developments—Marketing Contract Intangible Acquisition and Note 3 to our accompanying consolidated financial statements for additional information.
Business Strategies
Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders over time. We are focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures and enhancing our existing systems. While we will continue to evaluate ways to provide Delek Holdings with logistics services, our emphasis will be to increase the logistics services that we offer to third parties. We intend to achieve these objectives through the following business strategies:

•
Generate Stable Cash Flow. We will continue to pursue opportunities to provide logistics, marketing and other services to Delek Holdings and third parties pursuant to long-term, fee-based contracts. In new service contracts, we will endeavor to include minimum volume throughput, or other commitments, similar to those included in our current commercial agreements with Delek Holdings.

•
Focus on Growing Our Business. We intend to evaluate and pursue opportunities to grow our business through both strategic acquisitions and expansion and construction projects, both internally funded or in combination with potential external partners. We believe that our strong relationship with Delek Holdings will enhance our opportunities to grow our business.

◦
Pursue Acquisitions. We plan to pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders. As we continue to grow through acquisitions, we believe we will be able to increase our third party business.

•
Additionally, Delek Holdings has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek Holdings is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek Holdings may acquire or construct in the future. We anticipate additional growth opportunities through subsequent dropdowns of logistics assets acquired or developed by Delek Holdings. In addition to those opportunities to acquire assets from Delek Holdings, we believe that our current asset base, and our knowledge of the regional markets in which we operate, will enable us to target and complete attractive third-party acquisitions.

◦
Pursue Attractive Expansion and Construction Opportunities. We intend to pursue organic growth opportunities that complement our existing businesses or that provide attractive returns within or outside our current geographic footprint. We plan to evaluate potential opportunities to make capital investments that will be used to expand our existing asset base through the expansion and construction of new logistics assets to support growth of any of our customers', including Delek Holdings', businesses and from increased third-party activity. These construction projects may be developed either through joint venture relationships or by us acting independently, depending on size and scale.

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

Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of our material commercial agreements with Delek Holdings.

Management's Discussion and Analysis

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
Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle in our pipeline, transportation, terminalling, storage and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek Holdings has committed to minimum volumes under certain of the commercial agreements, as described above, our results of operations will be impacted by:

•	Delek Holdings’ utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects and capture incremental volume increases from Delek Holdings or third parties;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals;

•	our ability to identify and serve new customers in our marketing and trucking operations; and

•	our ability to make connections to third-party facilities and pipelines.
Contribution Margin per Barrel
Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin generated in operations. Contribution margin is calculated as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.
For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. Gross margin per barrel reflects the gross margin (net revenues less cost of materials and other) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices and cost of gasoline, distillate fuel, ethanol and Renewable Identification Numbers ("RINs".) Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers, and the fluctuation in the value of RINs. Commodity price volatility may also impact our wholesale marketing operations when the selling price of refined products does not adjust as quickly as the purchase price. Our wholesale marketing gross margin can also be impacted by fixed price ethanol agreements that we enter into to fix the price we pay for ethanol.
Operating and Maintenance Expenses
We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses include the costs associated with the operation of owned terminals and pipelines and terminalling expenses at third-party locations, excluding depreciation and amortization. These costs primarily include outside services, allocated employee costs, repairs and maintenance costs and energy and utility costs. Operating expenses related to the wholesale business are excluded from cost of sales because they primarily relate to costs associated with selling the products through our wholesale business.These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of these expenses. Additionally, compliance with federal, state and local laws and regulations relating to the protection of the environment, health and safety may require us to incur additional expenditures. We will seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.
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
Financing
The Partnership paid a cash distribution to its unitholders at a distribution rate of $0.810 per unit for the quarter ended December 31, 2018 ($3.24 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any potential future issuances of equity and debt

Management's Discussion and Analysis

securities. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
Market Trends
Master Limited Partnerships
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. During the first half of 2016, depressed crude oil prices resulted in a reduction in drilling activity, which created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States was in a period of decline. However, in the latter half of 2016, market conditions improved. Throughout 2017 and 2018, the prices of crude oil and related refined products have increased relative to 2016 levels. Drilling activity has escalated as a result of these increasing crude oil prices, particularly in the Permian basin which has attractive drilling economics supported by improved efficiencies and drilling cost. As market conditions have improved, the demand for our assets has increased and our operations have benefited from this trend, particularly in the west Texas area where our results are most driven by market factors. Additionally, we believe these improving market conditions will facilitate the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
We are aware that certain industry participants structured as master limited partnerships have addressed certain key variables (including investor sentiments, declining distributions, and recent changes in tax law, among others) by restructuring as entities subject to tax as corporations.  These variables are unique for each such restructuring or restructured master limited partnership.  We have no current plan or intention to undertake a similar restructuring.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products have increased in 2017 and 2018 to date, resulting in higher demand for refined products from our west Texas operations to industries that support crude oil exploration and production. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods during the years ended December 31, 2018, 2017 and 2016.

Management's Discussion and Analysis

Also, the volatility of refined products prices may impact our margin in the west Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods during the years ended December 31, 2018, 2017 and 2016.

Management's Discussion and Analysis

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $2.4 million, $5.6 million and $6.7 million of RINs to Delek Holdings during the years ended December 31, 2018, 2017 and 2016, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods during the years ended December 31, 2018, 2017 and 2016.

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
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•
Earnings before interest, taxes , depreciation and amortization ("EBITDA") - calculated as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense, including amortization of customer contract intangible assets, which is included as a component of net revenues in our accompanying consolidated statements of income.

•
Distributable cash flow - calculated as net cash flow from operating activities plus or minus changes in assets and liabilities, less maintenance capital expenditures net of reimbursements and other adjustments not expected to settle in cash. Delek Logistics believes this is an appropriate reflection of a liquidity measure by which users of its financial statements can assess its ability to generate cash.

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

Management's Discussion and Analysis

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
The following table and discussion present a summary of our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow (in thousands, except unit and per unit amounts).

The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.

	Year Ended December 31,
	2018	2017	2016 (2)
Reconciliation of net income to EBITDA:
Net income	$90,182	$69,409	$62,804
Add:
Income tax expense (benefit)	534	(222)	81
Depreciation and amortization	25,990	21,914	20,813
Amortization of customer contract intangible assets	6,009	—	—
Interest expense, net	41,263	23,944	13,587
EBITDA (1)	$163,978	$115,045	$97,285

Reconciliation of net cash from operating activities to distributable cash flow:
Net cash provided by operating activities	$147,953	$86,950	$100,707
Changes in assets and liabilities	(21,910)	3,462	(14,861)
Distributions from equity method investments in investing activities	1,162	753	—
Maintenance and regulatory capital expenditures (3)	(7,326)	(9,444)	(5,920)
Reimbursement from Delek Holdings for capital expenditures (4)	3,115	3,453	3,251
Accretion of asset retirement obligations	(359)	(292)	(266)
Deferred income taxes	(152)	111	173
Loss (gain) on asset disposals	(891)	20	16
Distributable cash flow (1)	$121,592	$85,013	$83,100
(1) For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
(2) EBITDA and distributable cash flow include net loss of $0.2 million related to our Predecessors during the year ended December 31, 2016.
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
(4) For the years ended December 31, 2018, 2017 and 2016, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).

Management's Discussion and Analysis

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
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results, or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. Prior to the adoption of Accounting Standard Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, if a reporting unit's carrying amount exceeds its fair value (Step 1), the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount (Step 2). If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Subsequent to adoption of ASU 2017-04 (which we adopted during the fourth quarter of 2018, as permitted by the ASU), Step 2 is no longer required, but rather any impairment is determined based on the results of Step 1.
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, estimated growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also estimate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required.
We may also elect to perform a qualitative assessment of goodwill balances. The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes based on the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company is required to perform the quantitative impairment test. If a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it has completed its goodwill impairment test and does not need to perform the quantitative impairment test.
New Accounting Pronouncements
See Note 2 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of new accounting pronouncements applicable to us.

Management's Discussion and Analysis

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2018 versus the Year Ended December 31, 2017 and the Year Ended December 31, 2017 versus the Year Ended December 31, 2016
The following table presents a summary of our consolidated results of operations and our segment operating performance for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 (in thousands). The discussion immediately following presents the consolidated results of operations.

	Year Ended December 31,
	2018	2017	2016
Pipelines and Transportation
Net revenues:
Affiliate	138,418	$109,298	103,749
Third-Party	15,149	12,431	18,423
Total Pipelines and Transportation	153,567	121,729	122,172
Cost of materials and other	19,878	18,210	19,425
Operating expenses (excluding depreciation and amortization presented below)	39,934	33,240	29,235
Segment contribution margin	$93,755	$70,279	$73,512

Wholesale Marketing and Terminalling
Net revenues:
Affiliate	102,391	46,982	45,815
Third-Party	401,651	369,364	280,072
Total Wholesale Marketing and Terminalling	504,042	416,346	325,887
Cost of materials and other	409,183	354,680	282,733
Operating expenses (excluding depreciation and amortization presented below)	18,810	10,034	7,963
Segment contribution margin	$76,049	$51,632	$35,191

Consolidated
Net revenues:
Affiliate	$240,809	$156,280	$149,564
Third-Party	416,800	381,795	298,495
Total Consolidated	657,609	538,075	448,059
Cost of materials and other	429,061	372,890	302,158
Operating expenses (excluding depreciation and amortization presented below)	58,744	43,274	37,198
Contribution margin	169,804	121,911	108,703
General and administrative expenses	17,166	11,840	10,256
Depreciation and amortization	25,990	21,914	20,813
(Loss) gain on asset disposals	891	(20)	(16)
Operating income	$125,757	$88,177	$77,650

Net Revenues
2018 vs. 2017
Net revenues increased by $119.5 million, or 22.2% in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•
increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.29 per gallon and $0.45 per gallon, respectively, during the year ended December 31, 2018 compared to the year ended December 31, 2017, amounting to an increase of $78.7 million of the $119.5 million increase in net revenues; and

•
net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018 and accounted for the majority of the remaining increase in net revenues. Refer to Note 4 to our accompanying consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

Management's Discussion and Analysis

2017 vs. 2016
Net revenues increased by $90.0 million, or 20.1% in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•
increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.32 per gallon and $0.39 per gallon, respectively, amounting to an increase of $73.6 million of the $90.0 million increase in net revenues;

•	a net increase of 8.0 million gallons in the volume of gasoline and diesel sold in west Texas during the year ended December 31, 2017 compared to gallons sold during the year ended December 31, 2016;

•
increased fees under our marketing agreement with Delek Holdings as a result of increased throughput due to higher demand following product supply disruptions associated with Hurricane Harvey, partially offset by a decline in fees on our Paline Pipeline System; and

•
decreases in revenues on our Paline Pipeline System. During the year ended December 31, 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the year ended December 31, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

Cost of Materials and Other
2018 vs. 2017
Cost of materials and other increased by $56.2 million, or 15.1%, in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily driven by the following:

•
increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.23 per gallon and $0.45 per gallon, respectively, which amounted to an increase of $72.6 million in cost of materials and other. The increase in the average cost per gallon of gasoline and diesel was partially offset by a decrease in volumes sold during the year ended December 31, 2018 compared to the year ended December 31, 2017, which amounted to a $13.5 million decrease in cost of materials and other and hedging gains of $4.8 million.

2017 vs. 2016
Cost of materials and other increased by $70.7 million, or 23.4%, in the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily driven by the following:

•
increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel increased $0.27 per gallon and $0.31 per gallon, respectively; and

•
a net increase of 8.0 million gallons in the volume of gasoline and diesel purchased in west Texas during the year ended December 31, 2017 compared to gallons purchased during the year ended December 31, 2016.

Operating Expenses
2018 vs. 2017
Operating expenses increased by $15.5 million, or 35.7%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional services fees incurred in connection with the transaction, which accounted for the majority of the increase in operating increases;

•	higher employee costs, primarily payroll expense, allocated to us as a result of increases in allocated employee headcount and employee incentive costs;

•	higher costs associated with operating certain of our terminals as a result of volume increases at such terminals; and

•	increases in outside services expenses related to maintenance projects on certain of our pipelines and tanks.
2017 vs. 2016
Operating expenses increased by $6.1 million, or 16.3%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•	increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage;

Management's Discussion and Analysis

•	higher maintenance costs associated with certain of our tanks at our tank farms; and

•	employee incentive costs incurred during the year ended December 31, 2017, with no comparable costs incurred during the year ended December 31, 2016.
These increases were partially offset by the following:

•
reduction in operating expenses for one of our terminal locations at which we incurred increased costs related to internal tank contamination during the year ended December 31, 2016 that were not incurred during the year ended December 31, 2017.

General and Administrative Expenses
2018 vs. 2017
General and administrative expenses increased by $5.3 million, or 45.0%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•
higher professional services fees incurred in connection with the management of various transactions and projects, including the Big Spring Logistic Assets and our joint ventures, and higher direct employee costs allocated to us.

2017 vs. 2016
General and administrative expenses increased by $1.5 million, or 15.4% in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•
increases in certain direct employee costs allocated to us as a result of an increase in the employee headcount in connection with operating and maintaining our assets and in employee incentive costs incurred during the year ended December 31, 2017, with no comparable costs incurred during the year ended December 31, 2016.

Depreciation and Amortization
2018 vs. 2017
Depreciation and amortization increased by $4.1 million, or 18.6%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•	the addition of assets to our asset base as a result of the Big Spring Logistic Assets Acquisition.
2017 vs. 2016
Depreciation and amortization increased by $1.1 million, or 5.3%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•
the addition of assets to our asset base as a result of the completion of capital projects that were placed into service during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Interest Expense
2018 vs. 2017
Interest expense increased by $17.3 million, or 72.3% in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•	higher interest costs associated with increased borrowings under the DKL Credit Facility as a result of the Big Spring Logistic Assets Acquisition during Q1 2018.
2017 vs. 2016
Interest expense increased by $10.3 million, or 76.2% in the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily driven by the following:

•	higher total debt balances and higher average interest rates on our debt outstanding under 2025 Notes and our revolving credit facility.

Management's Discussion and Analysis

Income Tax Expense
2018 vs. 2017
Income tax expense was $0.5 million for the year ended December 31, 2018 compared to income tax benefit of $0.2 million for the year ended December 31, 2017. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes.
2017 vs. 2016
Income tax benefit was $0.2 million for the year ended December 31, 2017, compared to income tax expense of $0.1 million for the year ended December 31, 2016.

Management's Discussion and Analysis

Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization. Segment reporting is discussed in more detail in Note 15 to our accompanying consolidated financial statements.
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. These assets include:
•the Lion Pipeline System
•the SALA Gathering System
•the Paline Pipeline System
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the El Dorado Tank Assets and El Dorado Rail Offloading Racks
•the Tyler Tank Assets and Tyler Crude Tank
•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline

•	Effective March 1, 2018, this segment also includes the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition
In addition to these operating systems, we own or lease 125 tractors and 166 trailers used to haul primarily crude oil and other products for related and third parties.
The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	51,992	59,362	56,555
Refined products pipelines to Enterprise Systems	45,728	51,927	52,071
SALA Gathering System	16,571	15,871	17,756
East Texas Crude Logistics System	15,696	15,780	12,735

Operational Comparison of the Year Ended December 31, 2018 versus the Year Ended December 31, 2017 and the Year Ended December 31, 2017 versus the Year Ended December 31, 2016
Net Revenues
2018 vs. 2017
Net revenues for the pipelines and transportation segment increased by $31.8 million, or 26.2% in the year ended December 31, 2018 compared to the year ended December 31, 2017, driven primarily by the following:

•	increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, which accounted for the majority of the increase in net revenues; and

•
increased revenues on our Paline Pipeline System. On March 1, 2018, we entered into two agreements pursuant to which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the year ended December 31, 2017 when the Paline Pipeline was a FERC regulated pipeline with a tariff established for potential shippers.

Management's Discussion and Analysis

2017 vs. 2016
Net revenues for the pipelines and transportation segment decreased by $0.5 million, or 0.4%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, driven by the following:

•	declines in fees on our Paline Pipeline System; and

•
decreased revenues on our Paline Pipeline System. During the year ended December 31, 2017, the Paline Pipeline System was FERC regulated pipeline with a tariff established for potential shippers, compared to the year ended December 31, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.

These decreases were partially offset by the following:

•	increases in pipeline fees associated with our Greenville-Mount Pleasant Pipeline and a related pipeline connection.

Cost of Materials and Other
2018 vs. 2017
Cost of materials and other for the pipelines and transportation segment increased by $1.7 million, or 9.2% in the year ended December 31, 2018 compared to the year ended December 31, 2017, driven primarily by the following:

•	increases in transportation costs related to our trucking assets, which accounted for a majority of the increase; and

•	increased costs associated with our leased refined product pipeline capacity pursuant to the provisions of a new agreement for the capacity that was effective June 1, 2018.
2017 vs. 2016
Cost of materials and other decreased by $1.2 million, or 6.3% in the year ended December 31, 2017 compared to the year ended December 31, 2016, driven primarily by the following:

•	lower pipeline allowance losses on our Paline Pipeline System;

•	reduced costs associated with our leased refined product pipeline capacity as a result of lower volumes on the pipeline; and

•	decreases in transportation costs related to our trucking assets.

Operating Expenses
2018 vs. 2017
Operating expenses for the pipelines and transportation segment increased by $6.7 million, or 20.1%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•
operating costs associated with the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional service fees incurred in connection with the transaction, which accounted for the majority of the increase in operating expenses;

•	higher employee costs, primarily payroll expense, allocated to us as a result of an increase in allocated employee headcount; and

•	increases in outside services expenses related to maintenance projects on certain of our pipelines and tanks.
2017 vs. 2016
Operating expenses increased by $4.0 million, or 13.7%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•	increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage; and

•	higher maintenance costs associated with certain of our tanks at our tank farms.

Contribution Margin
2018 vs. 2017
Contribution margin for the pipelines and transportation segment increased by $23.5 million, or 33.4%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

Management's Discussion and Analysis

•
increases in net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which accounted for the majority of the increase in contribution margin; and

•	increased revenues on our Paline Pipeline as described above.
2017 vs. 2016
Contribution margin for the pipelines and transportation segment decreased by $3.2 million, or 4.4%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•	decreases in net sales related to our Paline Pipeline System as described above.

Management's Discussion and Analysis

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties.
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	77,487	73,655	68,131
Big Spring marketing throughputs (average bpd) (2)	81,117	—	—
West Texas marketing throughputs (average bpd)	13,323	13,817	13,257
West Texas marketing gross margin per barrel	$5.57	$4.03	$1.43
Terminalling throughputs (average bpd) (3)	161,284	124,488	122,350
(1) Excludes jet fuel and petroleum coke.
(2) Throughputs for the year ended December 31, 2018 are for the 306 days we marketed certain refined products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying consolidated financial statements.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal are for the 306 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput for the year ended December 31, 2018 was 56.6 million barrels, which averaged 155,193 bpd for the period.

Operational Comparison of the Year Ended December 31, 2018 versus the Year Ended December 31, 2017 and the Year Ended December 31, 2017 versus the Year Ended December 31, 2016
Net Revenues
2018 vs. 2017
Net revenues for the wholesale marketing and terminalling segment increased by $87.7 million, or 21.1%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•
increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations, which amounted to an increase of $78.7 million. The increase in the average sales prices of gasoline and diesel were partially offset by a decrease in volumes sold during the year ended December 31, 2018 compared to the year ended December 31, 2017, amounting to $14.3 million; and

•
revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which accounted for the majority of the remaining increase in net revenues in our marketing and terminalling segment.

2017 vs. 2016
Net revenues for the wholesale marketing and terminalling segment increased by $90.4 million, or 27.8%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•	increases in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations;

•	increase in volumes sold in our west Texas marketing operations; and

•
increased fees associated with our marketing agreement with Delek Holdings as a result of increased throughput due to higher demand following product supply disruptions associated with Hurricane Harvey.

Management's Discussion and Analysis

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our west Texas operations for the years ended December 31, 2018, 2017 and 2016.

Cost of Materials and Other
2018 vs. 2017
Cost of materials and other for the wholesale marketing and terminalling segment increased by $54.5 million, or 15.4%, in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•
increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations, which amounted to $72.6 million. The increase in the average cost per gallon of gasoline and diesel was partially offset by a decrease in volumes sold during the year ended December 31, 2018 compared to the year ended December 31, 2017, which amounted to a decrease of $13.5 million in cost of materials and other and hedging gains of $4.8 million.

2017 vs. 2016
Cost of materials and other increased by $72.0 million, or 25.4% in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•	increases in the average cost per gallon of gasoline and diesel in our west Texas marketing operations; and

•	increase in the volumes purchased in our west Texas marketing operations.

Management's Discussion and Analysis

The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our west Texas operations for the years ended December 31, 2018, 2017 and 2016. Refer to the Refined Products Volume chart above for a summary of volumes impacting our west Texas operations.

Operating Expenses
2018 vs. 2017
Operating expenses in the wholesale marketing and terminalling segment increased by $8.8 million, or 87.5% in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•
operating costs associated with the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition including maintenance expenses, allocated employee costs, and variable expenses such as utilities, which accounted for the majority of the increase in operating expenses;

•	higher employee costs, primarily payroll expense, allocated to us as a result of increases in allocated employee headcount and employee incentive costs; and

•	higher costs associated with operating certain of our terminals as a result of volume increases at such terminals;
2017 vs. 2016
Operating expenses in the wholesale marketing and terminalling segment increased by $2.0 million, or 26.0%, in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•	increases in employee costs allocated to us as a result of an increase in employee headcount in connection with the operating and maintaining of our assets; and

•	employee incentive costs incurred during the year ended December 31, 2017, with no comparable costs incurred during the year, December 31, 2016.
Partially offsetting these increases was the following:

•
a reduction in operating expenses for one of our terminal locations at which we incurred increased costs related to internal tank contamination during the year ended December 31, 2016, that were not incurred during the year ended December 31, 2017.

Contribution Margin
2018 vs. 2017
Contribution margin for the wholesale marketing and terminalling segment increased by $24.4 million, or 47.3% in the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by the following:

•	improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable

Management's Discussion and Analysis

market price movements, which accounted for the majority of the increase; and

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.
2017 vs. 2016
Contribution margin for the wholesale marketing and terminalling segment increased by $16.4 million, or 46.7% in the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily driven by the following:

•	improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which improved market conditions and increased demand;

•	higher margins during a period of product supply disruptions associated with Hurricane Harvey, during which west Texas operations contribution margin benefited;

•	increased fees associated with our marketing agreement with Delek Holdings as described above; and

•
a reduction in operating expenses for one of our terminal locations at which we incurred increased costs related to internal tank contamination during the year ended December 31, 2016, that were not incurred during the year ended December 31, 2017.

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
Cash Distributions
On February 12, 2019, we paid a cash distribution of $0.810 per limited partner unit for the quarter ended December 31, 2018, which equates to $26.9 million, or $3.24 per limited partner unit on an annualized basis, based on the number of common and general partner units outstanding, including general partner incentive distribution rights. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
The table below summarizes the quarterly distributions related to our 2018 quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash Flow Data:
Net cash provided by operating activities	$147,953	$86,950	$100,707
Net cash used in investing activities	(228,039)	(29,919)	(72,692)
Net cash provided by (used in) financing activities	79,933	(52,415)	(27,956)
Net increase in cash and cash equivalents	$(153)	$4,616	$59

Cash Flows from Operating Activities
2018 vs. 2017
Net cash provided by operating activities increased by $61.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cash provided by operations was primarily due to increases in net income, decreases in cash used to purchase inventories and other current assets and an increase in the amortization of the customer contract intangible asset related to the Big Spring Logistic Assets Acquisition, for which there was no amortization in 2017. Decreases in cash used to purchase inventories and other current assets were due to decreases in purchases associated with our west Texas operations as a result of a decrease in available line space coupled with increased sales from inventory to third parties in west Texas. Net income for the year ended December 31, 2018 was $90.2 million, compared to net income of $69.4 million in 2017.
2017 vs. 2016
Net cash provided by operating activities was $87.0 million for the year ended December 31, 2017, compared to $100.7 million for 2016. The decrease in cash flows provided by operations was due to increases in accounts receivable, inventory and other current assets and income from equity method investments. Inventory increased as a result of increases in purchases associated with our west Texas operations. Income from equity method investments was $5.0 million during the year ended December 31, 2017, partially offset by distributions of $2.3 million, compared to a loss of $1.2 million during the year ended December 31, 2016. Partially offsetting the decrease in cash flows provided by operations were increases in accounts payable, which were due to increases in payables to suppliers in our west Texas operations and to vendors associated with certain of our capital projects.  Net income for the year ended December 31, 2017 was $69.4 million, compared to net income of $62.8 million in 2016.

Management's Discussion and Analysis

Cash Flows from Investing Activities
2018 vs. 2017
Net cash used in investing activities decreased by $198.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in cash used in investing activities was primarily due to the logistics assets acquired in the Big Spring Logistic Assets Acquisition and the Marketing Contract Intangible Acquisition. During the year ended December 31, 2018, the Partnership purchased the assets acquired in the Big Spring Logistic Assets Acquisition for $72.0 million. The Partnership made an asset acquisition in the amount of $6.4 million during the year ended December 31, 2017. Additionally, the Partnership paid $144.2 million in connection with the Marketing Contract Intangible Acquisition, compared to the acquisition of an intangible asset in the amount of $2.6 million during the year ended December 31, 2017.
2017 vs. 2016
Net cash used in investing activities was $29.9 million for the year ended December 31, 2017, compared to $72.7 million used in 2016. The decrease in cash used in investing activities was primarily due to decreases in contributions made to our joint ventures. Partially offsetting these decreases were increases in our capital expenditures. We contributed approximately $3.5 million in cash to our joint ventures during the year ended December 31, 2017, compared to contributions of approximately $61.6 million during the year ended December 31, 2016 for the construction of two pipeline systems and ancillary assets. We purchased the Big Spring Pipeline and associated rights-of-way during the year ended December 31, 2017 for $9.0 million. We did not have any acquisitions during the year ended December 31, 2016. Cash used in investing activities during the year ended December 31, 2017 includes the cash portion of our capital expenditures, which was $18.2 million. Total capital expenditures for 2017 were $18.2 million, compared to total capital expenditures of $11.3 million made during the year ended December 31, 2016. Capital expenditures made during the year ended December 31, 2017 related primarily to maintenance projects on certain of our tanks, discretionary projects on our terminalling assets and a discretionary project on a crude oil pipeline connection. Capital expenditures made during the year ended December 31, 2016 related primarily to maintenance projects on certain of our tanks and crude pipelines, discretionary projects on our terminalling assets, maintenance projects on our Lion Pipeline System and hydro testing on our Paline Pipeline System.
Cash Flows from Financing Activities
2018 vs. 2017
Net cash provided by financing activities increased by $132.3 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cash provided by financing activities was primarily due to an increase in net proceeds under our revolving credit facility. We received net proceeds of $276.8 million under the revolving credit facility during the year ended December 31, 2018, compared to net payments of $212.7 million under the revolving credit facility during the year ended December 31, 2017. Offsetting the net payments under the revolving credit facility were net proceeds, after deducting the initial purchasers' discounts, commissions and offering expenses, of $242.3 million under the 2025 Notes during the year ended December 31, 2017, with no comparable proceeds in 2018. The increase in net proceeds under our revolving credit facility was partially offset by increases in distributions. We paid quarterly cash distributions totaling $97.8 million during the year ended December 31, 2018, compared to quarterly cash distributions totaling $86.2 million during the year ended December 31, 2017. We also distributed $98.8 million related to the Big Spring Logistic Assets Acquisition during the year ended December 31, 2018, with no comparable distributions related to asset acquisitions during the 2017.
2017 vs. 2016
Net cash used in financing activities was $52.4 million in the year ended December 31, 2017, compared to $28.0 million used in 2016. The increase in cash used in financing activities was primarily due to increases in our quarterly cash distributions and net payments under our revolving credit facility. We paid quarterly cash distributions totaling $86.2 million during the year ended December 31, 2017, compared to quarterly cash distributions totaling $70.9 million during the year ended December 31, 2016. We made net payments of $212.7 million under our revolving credit facility during the year ended December 31, 2017, compared to net proceeds of $41.0 million during the year ended December 31, 2016. Offsetting the cash used in financing activities during the year ended December 31, 2017 were net proceeds under the 2025 Notes and reimbursement of capital expenditures by Delek Holdings. The Partnership received net proceeds, after deducting the initial purchasers' discounts, commissions and offering expenses, of $242.3 million from the issuance of the 2025 Notes. Reimbursements of capital expenditures from Delek Holdings amounted to $4.3 million during the year ended December 31, 2017 compared to $1.9 million during the year ended December 31, 2016.
Cash Position and Indebtedness
As of December 31, 2018, we had $4.5 million cash and cash equivalents, and we had total indebtedness of $700.4 million. Unused credit commitments under the revolving credit facility were $393.3 million, and we had no letters of credit issued as of December 31, 2018. We believe we were in compliance with our covenants in all debt facilities as of December 31, 2018.
See Note 11 to our accompanying consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

Management's Discussion and Analysis

Agreements Governing Certain Indebtedness of Delek Holdings
Although we are not contractually bound by and are not liable for Delek Holdings' debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek Holdings' credit arrangements require that Delek Holdings meet certain minimum covenant levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. Delek Holdings, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek Holdings to violate these and any other covenants in its credit arrangements or otherwise be in default under any of its credit arrangements. As a result we cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Please read Item 1A. "Risk Factors—Risks Relating to Our Business—Delek Holdings’ level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings' level of indebtedness and creditworthiness.”
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the year ended December 31, 2018 and planned capital expenditures for the full year 2019 by segment and by major category (in thousands). Our capital expenditures for the years ended December 31, 2017 and 2016 are presented separately following the table below.

	Year Ended December 31,
	2019 Forecast	2018 Actual
Pipelines and Transportation:
Regulatory (2)	$2,506	$556
Maintenance (1) (2)	5,383	3,113
Discretionary	110	3,171
Pipelines and transportation segment total	$7,999	$6,840

Wholesale Marketing and Terminalling:
Regulatory (3)	$5,500	$737
Maintenance (1) (3)	3,342	2,143
Discretionary	458	1,845
Wholesale marketing and terminalling segment total	$9,300	$4,725

Total capital spending (4)	$17,299	$11,565
(1) Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek Holdings has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).
(2) The majority of the $5.4 million and $2.5 million budgeted for maintenance and regulatory projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines and asset integrity improvements at certain of our pipeline facilities, respectively.
(3) The majority of the $5.5 million and $3.3 million budgeted for regulatory and maintenance projects in the wholesale marketing and terminalling segment relates to improvements to our terminalling facilities at the Tyler Refinery and scheduled maintenance on our terminalling tanks and racks at certain of our terminals, respectively.
(4) Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition.

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

Management's Discussion and Analysis

The following is a summary of business segment capital expenditures for the prior year periods indicated (in thousands):

	Year Ended December 31,
	2017	2016
Capital spending (excluding business combinations)
Pipelines and Transportation	$14,262	$8,478
Wholesale Marketing and Terminalling	4,141	3,289
Total capital spending	$18,403	$11,767

Contractual Obligations and Commitments
Information regarding our known contractual obligations of the types described below, as of December 31, 2018, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$—	$456,700	$250,000	$706,700
Capital lease obligations	—	—	—	—	—
Interest (1)	41,950	83,969	77,442	25,313	228,674
Operating lease commitments (2)	5,755	10,996	7,460	8	24,219
Total	$47,705	$94,965	$541,602	$275,321	$959,593
(1) Includes expected interest payments on debt outstanding under our revolving credit facility in place at December 31, 2018 and on the 2025 Notes. Floating interest rate debt is calculated using December 31, 2018 rates.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2018.

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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date the filing of this Annual Report on Form 10-K.

Disclosures, Financial Statements, and Changes in Disagreements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At December 31, 2018 and 2017, we had open derivative contracts representing 82,000 barrels and 370,000 barrels, respectively, of refined petroleum products. We recognized gains (losses) associated with commodity derivatives not designated as hedging instruments of $3.3 million, $1.6 million and $(2.1) million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts were recorded to cost of materials and other n the accompanying consolidated statements of income. Refer to Note 17 to our accompanying consolidated financial statements for additional detail related to our derivative instruments.
A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at December 31, 2018.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment.
Interest Rate Risk
Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2018 would be to change interest expense by approximately $4.6 million.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE
None.

Controls and Procedures, and Other Information

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act") that are designed to ensure that the information that we are required to disclose in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
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
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2018, we maintained effective internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15-d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

Controls and Procedures, and Other Information

ITEM 9B. OTHER INFORMATION
None.

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek. As of December 31, 2018, three individuals (Messrs. Yemin, Ginzburg and Green) who serve as both directors and executive officers of the general partner and as officers and, with respect to Mr. Yemin, a director, of Delek Holdings, also own membership interests of 5.00%, 0.20% and 0.20%, respectively, in the general partner. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
The Board of Directors of Our General Partner
The directors of our general partner oversee our operations. The members of the Board are not elected by our unitholders and will not be subject to re-election by our unitholders in the future. The general partner is a limited liability company and its directors are elected by its members, all of which are subsidiaries, affiliates, directors, officers and/or employees of Delek Holdings. The directors hold office for a term of one year or until their successors have been elected or qualified or until their earlier death or removal. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly without recourse to the general partner. Our general partner therefore may cause us to incur indebtedness or other obligations that are without recourse to the general partner.
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
At the date of this report, the Board consists of the following eight members: Ezra Uzi Yemin, Charles J. Brown, III, Francis C. D'Andrea, Eric D. Gadd, Assaf Ginzburg, Frederec Green, Ronald Haddock and Reuven Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel has no material relationship with Delek Holdings or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek Holdings or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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
Executive Officers of Our General Partner
Our general partner's executive officers manage the day-to-day affairs of our business and conduct our operations. The executive officers of our general partner are appointed by the Board and serve in that capacity at the discretion of the Board. All of our general partner's executive officers are employees and officers of Delek Holdings. While the amount of time that our general partner's executive officers devote to our business varies in any given year, we currently estimate that approximately 10% to 20% of their productive business time is spent on the management and conduct of our operations for all executive officers except Mr. Moret, who following his appointment as President of our general partner in November 2017 now devotes a majority of his time to our operations. The executive officers of our general partner intend to devote as much of their time as is necessary for the proper conduct of our business. We also utilize a significant number of Delek Holdings' employees to operate our business and provide us with general and administrative services. Under the Omnibus Agreement, we pay Delek Holdings an annual fee, indexed for inflation, for Delek Holdings' provision of centralized corporate services, including executive management services of Delek Holdings employees

Directors, Executive Officers, Corporate Governance, and Security Ownership

who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, we reimburse Delek Holdings for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit.
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	50	Chairman of the Board of Directors and Chief Executive Officer
Charles J. Brown, III	71	Director, Chairman of Conflicts Committee and Member of Audit and EHS Committees
Francis C. D'Andrea	65	Director, Chairman of Audit Committee and Member of Conflicts and EHS Committees
Eric D. Gadd	63	Director, Chairman of EHS Committee and Member of Audit and Conflicts Committees
Assi Ginzburg	43	Director and Executive Vice President
Frederec Green	53	Director and Executive Vice President
Ron W. Haddock	78	Director and Member of Conflicts and EHS Committees
Reuven Spiegel	62	Director and Member of Audit, EHS and Conflicts Committees
Alan P. Moret	64	President
Kevin L. Kremke	46	Executive Vice President and Chief Financial Officer
Regina B. Jones	48	Executive Vice President, General Counsel and Secretary
Daniel L. Gordon	41	Executive Vice President
Avigal Soreq	41	Executive Vice President

Ezra Uzi Yemin has served as the Chief Executive Officer and the Chairman of the Board of our general partner since April 2012. He has also served as the chairman of the board of directors of Delek Holdings since December 2012, its chief executive officer since June 2004 and its president and a director since April 2001. Mr. Yemin served as the president of Alon USA Partners GP, LLC, from July 2017 until its acquisition by Delek Holdings in February 2018 and the chairman of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers, and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek Holdings since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as that of Delek Holdings (the owner of approximately 63.4% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.
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

Directors, Executive Officers, Corporate Governance, and Security Ownership

field services, mid-stream, renewable energy, commodity trading and risk management, and mergers and acquisitions. Prior to forming Awelon LLC in 2006, Mr. Gadd held various executive positions with multiple leading companies in the energy industry over a 25-year period. Mr. Gadd was appointed to the Board because of his extensive energy industry experience.
Assi Ginzburg has served as an Executive Vice President and member of the Board of our general partner since April 2012. Mr. Ginzburg has also served as Delek Holdings' executive vice president since May 2009 and as a vice president of Delek Holdings since February 2005. Previously, Mr. Ginzburg served as chief financial officer of our general partner and Delek Holdings from January 2013 to June 2017 and as a member of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001. Mr. Ginzburg was instrumental in the successful completion of our initial public offering in November 2012, and he was appointed to the Board because his financial experience and knowledge of our and Delek Holdings' businesses provide the Board with valuable expertise into relevant business and financial and accounting matters.
Frederec Green has been an Executive Vice President and a member of the Board of our general partner since April 2012. Mr. Green has been Delek Holdings' chief operating officer since November 2016, an executive vice president of Delek Holdings since May 2009 and was the primary operational officer for Delek Holdings' refining operations from January 2005 to December 2016. He served as an executive vice president and chief operating officer of Alon USA Partners GP, LLC from July 2017 until its acquisition by Delek Holdings in February 2018, its chief executive officer from August 2017 until its acquisition by Delek Holdings in February 2018, and a member of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Green has more than 25 years of experience in the refining industry, including 14 years at Murphy Oil USA, Inc. (NYSE: MUR), where he served as a senior vice president during his last six years. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in-depth knowledge of our and Delek Holdings' businesses and operations.
Ron W. Haddock has served as a member of the Board of our general partner since July 2017 and as a member of the Conflicts Committee and Environmental, Health and Safety Committee since July 2017 and May 2018, respectively. Mr. Haddock is currently Chairman and Chief Executive Officer of AEI Services LLC, an international power generation/distribution and natural gas distribution company, positions he has held since 2004 and August 2003, respectively. He also served on the board of Alon Energy USA, Inc. from December 2000 until its acquisition by Delek Holdings in July 2017 and has served on the board of Petron Corporation, an oil refining and marketing company in the Philippines since December 2008. From January 1989 to July 2000, Mr. Haddock served as chief executive officer of FINA, Inc., a Belgian oil company. Mr. Haddock also served on the boards of Safety-Kleen Systems, Inc., a waste management, oil recycling and refining company, from 2003 to 2012, and Trinity Industries, Inc. (NYSE: TRN), a diversified transportation, industrial and construction company, from 2007 to 2013, as well as eight other corporate boards. The Board believes that Mr. Haddock’s extensive directorship experience, past executive positions within the refining industry, financial reporting background and expertise qualify him to serve as a member of the Board.
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
Alan P. Moret has been the President of our general partner since November 2017 and an Executive Vice President of our general partner since July 2017. Mr. Moret was the chief executive officer of Alon USA Partners GP, LLC from January 2017 until August 2017 and the interim chief executive officer of Alon USA Energy, Inc. from January 2017 until its merger with a subsidiary of Delek Holdings in July 2017. Prior to these appointments, Mr. Moret served as senior vice president of supply, trading and logistics at Alon USA Partners GP, LLC from 2008 to January 2017 and, prior to that, as Senior vice president of supply of Alon USA Energy, Inc.'s Asphalt Division where he directed the company's asphalt operations and marketing. Mr. Moret joined Alon USA Energy, Inc. in August 2006 in connection with Alon's acquisition of Paramount Petroleum Corporation, where he served as president from November 2001 to August 2006. Prior to joining Paramount Petroleum Corporation, Mr. Moret held various positions with Atlantic Richfield Company, most recently as president of ARCO Crude Trading, Inc. and served as president of ARCO Seaway Pipeline Company from 1997 to 1998.
Kevin L. Kremke has served as the Chief Financial Officer of our general partner since June 2017 and an Executive Vice President of our general partner since April 2017. He has also served as Delek Holdings' chief financial officer since June 2017 and as an executive vice president of Delek Holdings since April 2017. He served as an executive vice president and secretary of Alon USA Partners GP, LLC from July 2017 and its chief financial officer from August 2017 until its acquisition by Delek Holdings in February 2018. He served as a director of Alon USA Energy, Inc. from July 2017 until its acquisition by Delek Holdings in July 2017. Prior to joining us in April 2017, Mr. Kremke served as the chief financial officer of Ciner Resources Corporation and Ciner Resources LP (NYSE: CINR), a publicly traded master limited partnership, since June 2014, and as director of the general partner of Ciner Resources LP since December 2014. His responsibilities at Ciner Resources Corporation included overseeing the overall financing activities, strategic planning, investor relations, treasury and accounting. He also has served on the audit committee of American Natural Soda Ash Corporation since June 2014. From August 2011 to February 2014, Mr. Kremke served as the vice president of finance and strategic planning at Cheniere Energy, Inc. (NYSE American: LNG).

Directors, Executive Officers, Corporate Governance, and Security Ownership

Regina Jones has served as Executive Vice President, General Counsel and Secretary of our general partner since May 2018. She has also served as the executive vice president, general counsel and secretary of Delek Holdings since May 2018. Prior to joining the Company, Ms. Jones served as general counsel of the land rigs division for Schlumberger, Ltd., a global oil and gas technology company. Ms. Jones joined Schlumberger in 2005 as geomarket counsel in the United States and held roles of increasing responsibility including global manager of client contracts, global manager - trade compliance, general counsel - research, engineering, manufacturing and sustaining, general counsel - petrotechnical services and general counsel - Asia. Her previous experience also includes service in various roles with energy companies Shell Services International, Dynegy Inc. and El Paso Corporation. Ms. Jones earned a Bachelor of Business Administration degree from Sam Houston State University and her Juris Doctorate from the South Texas College of Law in Houston, Texas.
Daniel L. Gordon has been an Executive Vice President of our general partner since October 2014, an executive vice president of Delek Holdings since August 2014, a vice president of Delek Holdings since November 2012, and a vice president of Delek Holdings' former subsidiary, MAPCO Express, Inc., from 2011 until the sale of our retail segment in November 2016. Prior to joining us in 2011, Mr. Gordon had served as president of Aska Energy in Atlanta, Georgia since 2009.
Avigal Soreq has been an Executive Vice President of our general partner since October 2015 and a Vice President since December 2012. He has also served as Delek Holdings' chief commercial officer since November 2016, an executive vice president of Delek Holdings since August 2015 and as a vice president of Delek Holdings since December 2012. He served as a member of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Prior to joining us in October 2011, Mr. Soreq worked in business development for SunPower Corporation (NASDAQ: SPWR), an American energy company that designs and manufactures solar panels. Prior to joining SunPower Corporation, Mr. Soreq worked as a senior finance and business consultant for Trabelsy & Co and as a consultant in the corporate finance department for KPMG’s Tel-Aviv office. Mr. Soreq served in the Israeli Air Force in various roles between 1996 and 2004 and reached the rank of Major. Mr. Soreq is a certified public accountant in Israel.
Board Leadership Structure
Mr. Yemin serves as Chairman of the Board. Our general partner has no policy with respect to the unification or separation of the offices of Chairman and CEO. Rather, the Board's policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry. He is also the Chairman of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chairman of the board of a publicly traded company. As such, the Board feels that combining the roles of Chairman and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met 19 times in the year ended December 31, 2018, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he served during the year.
Executive Sessions
Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and our industry, while the other Board members bring experience and expertise specific to us and Delek Holdings. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors generally conduct such executive sessions in connection with each quarterly meeting of the Audit Committee and otherwise as may be necessary. Mr. Spiegel was appointed lead independent director of the Board during the year ended December 31, 2018. In this capacity, Mr. Spiegel generally presides over these executive sessions.
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
The Board has a standing Audit Committee. The Audit Committee consists of Messrs. D'Andrea (chairman), Brown, Gadd and Spiegel. Mr. D'Andrea joined the committee in August 2015. Mr. Brown joined the committee at its inception in November 2012, and Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Audit Committee met eight times during the year ended December 31, 2018, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.

Directors, Executive Officers, Corporate Governance, and Security Ownership

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
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chairman), D'Andrea, Gadd, Haddock and Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Messrs. Gadd, Spiegel, D'Andrea and Haddock joined the committee in October 2013, September 2014, August 2015 and July 2017, respectively. The Conflicts Committee met six times during the year ended December 31, 2018, either in person or telephonically, with each member attending at least 75% of all meetings of the Conflicts Committee.
Our Partnership Agreement does not require that the Board seek approval from the Conflicts Committee to determine the resolution of any conflict of interest between us and Delek Holdings or any other person. However, pursuant to the Partnership Agreement and our Related Party Transactions Policy adopted by the Board, the Board or management of our general partner may submit certain related party transactions for review and approval or ratification by the Board or an authorized committee thereof. It is generally expected that the Conflicts Committee will be best suited to review such related party transactions. In certain instances, the Related Party Transactions Policy effectively requires that certain related party transactions be submitted to the Conflicts Committee for review. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, may not hold an ownership interest in the general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by the general partner or the Partnership and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. Any unitholder challenging any matter approved by the Conflicts Committee in accordance with the terms of our Partnership Agreement will have the burden of proving that the members of the Conflicts Committee did not act in good faith in accordance with the terms of our Partnership Agreement. For further discussion of the Conflicts Committee and the Related Party Transactions Policy, see Item 13. "Certain Relationships and Related Transactions and Director Independence—Certain Relationships and Related Transactions—Procedures for Review, Approval or Ratification of Transactions with Related Parties."
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chairman), D'Andrea, Brown, Haddock and Spiegel. Messrs. Gadd, Brown, D'Andrea and Spiegel joined the committee at its inception in October 2016 and Mr. Haddock joined the committee in May 2018. The EHS Committee met four times in 2018, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Company’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Director Nominations and Corporate Governance
As a limited partnership, we rely on an exemption from the provisions of the NYSE Listed Company Manual, which would otherwise require us to have a nominating and corporate governance committee. Our general partner is a limited liability company and its directors are not elected by our unitholders, but by its members in their sole discretion. Accordingly, the Board believes it is unnecessary to have a nominating and corporate governance committee or a committee performing the functions of such a committee. Candidates to serve on the Board are reviewed and selected in accordance with our general partner's Governance Guidelines, which are available on our corporate website at www.DelekLogistics.com. Pursuant to the merger agreement governing the merger of Delek Holdings and Alon USA Energy, Inc. (the "Delek Holdings/Alon Merger"), which was effective July 1, 2017, Delek Holdings agreed to cause our general partner to increase the size of the Board by one seat, to appoint an individual selected by the Independent Director Committee of Alon USA prior to the closing date of the Delek Holdings/Alon Merger to such newly created seat, and to cause such individual to be re-elected to the Board for terms to be no less than two years after the closing date of the Delek Holdings/Alon Merger, subject to our Governance Guidelines. Ronald Haddock was designated by the Independent Director Committee of Alon USA to fill such seat and, on July 18, 2017, the Board elected Mr. Haddock to fill such seat for a term ending no less than two years after the closing date of the Delek Holdings/Alon Merger, subject to our Governance Guidelines.
Compensation Decisions
Our general partner does not have a compensation committee. Our general partner has decided that a compensation committee is not necessary at this time, primarily because neither our general partner nor the Partnership regularly provides compensation to the general partner's executive officers.

Directors, Executive Officers, Corporate Governance, and Security Ownership

However, our Board believes it is important to promote the interests of the Partnership by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf, incentive compensation awards for their service. Accordingly, the general partner adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek Holdings, the LTIP is administered by the Conflicts Committee with respect to those awards. The disinterested members of the full Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner. A compensation consultant was not used in the formulation of our executive compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner, see Item 11. Executive Compensation.
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
Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2018, all filing requirements applicable to the executive officers and directors of our general partner and owners of more than ten percent of our common units were met, except for the following late reports:

•	On September 14, 2018, Mr. Ron Haddock filed a Form 4 reporting the acquisition of 1,776 common units that occurred on September 10, 2018.

•	On January 17, 2019, Mr. Ezra Uzi Yemin filed a Form 4 reporting the acquisition of 2,452.13 common units that occurred on November 7, 2018.
ITEM 11. EXECUTIVE COMPENSATION
All of our general partner's executive officers are employees of Delek Holdings. Neither we nor our general partner directly employs any of the executive officers responsible for managing our business.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2018. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. These individuals may be referred to herein as our named executive officers or “NEOs.”
Overview - Compensation Decisions and Allocation of Compensation Expenses
Our general partner does not have a compensation committee. Our general partner has determined that a compensation committee is not necessary at this time, primarily because our general partner's executive officers do not regularly receive material compensation from our general partner or the Partnership.
However, our Board believes it is important to promote the interests of the Partnership and the general partner by providing incentive compensation to employees of the Partnership's affiliates and others who perform services for us or on our behalf. Accordingly, pursuant to our Partnership Agreement, the general partner is allowed to and has adopted the LTIP. Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek Holdings, the LTIP is administered by the Conflicts Committee, with respect to awards to these individuals. The disinterested members of the Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner.
Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $3.7 million per year to Delek Holdings for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative

Directors, Executive Officers, Corporate Governance, and Security Ownership

services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek Holdings directly for a proportionate amount of the salary and employee benefits costs of Delek Holdings employees who devote more than 50% of their time to our business and affairs.
None of our NEOs devoted more than 50% of his total business time to our business and affairs in 2018. Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek Holdings, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2018. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:

•	to motivate and retain our general partner's key executives;

•	to align the long-term economic interests of our general partner's executives with those of our unitholders; and

•	to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. No phantom units were granted to our executive officers in 2018.
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
Compensation Consultants
Our general partner does not have a compensation committee, and its Board did not retain a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2018. In 2018, the Board elected to raise 2018 compensation to its non-employee directors compared to 2017 and 2016.
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

Directors, Executive Officers, Corporate Governance, and Security Ownership

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
The members of the Conflicts Committee have submitted this Report to the Board of Directors as of March 1, 2019:
Charles J. Brown, III (Chairman)
Francis C. D'Andrea
Eric D. Gadd
Ron W. Haddock
Reuven Spiegel
2018 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2018 (and the two prior fiscal years) for our general partner's principal executive officer (Mr. Yemin) and principal financial officer (Mr. Kremke). Messrs. Yemin and Kremke are referred to collectively herein as our "named executive officers" or "NEOs."

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ezra Uzi Yemin Chief Executive Officer	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—
	2016	—	—	—	—	—	—
Kevin Kremke Chief Financial Officer	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—
	2016	—	—	—	—	—	—
(1) Because none of our executive officers received total compensation from us or our general partner in excess of $100,000 in 2018, information is presented only for Messrs. Yemin and Kremke.

Grants of Plan Based Awards in 2018
In 2018, our NEOs were not granted plan-based equity awards.
Outstanding Equity Awards at December 31, 2018
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2018.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Ezra Uzi Yemin	—	—	n/a	n/a	—	$—
Kevin Kremke	—	—	n/a	n/a	—	$—

Directors, Executive Officers, Corporate Governance, and Security Ownership

Option Exercises and Stock Vested in 2018
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin	—	n/a	—	$—
Kevin Kremke	—	n/a	—	$—

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2018 and their last day of employment with our general partner or its affiliates was December 31, 2018. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Name	Termination of Employment	Change-In-Control
Ezra Uzi Yemin	—	$—
Kevin Kremke	—	$—

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
Compensation of Directors in 2018
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors during 2018 (Messrs. Brown, Cox, D'Andrea, Gadd, Haddock and Spiegel) (the "Compensated Directors") was determined by the Board. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time. For 2018, the Board did not engage a compensation consultant to evaluate Compensated Director compensation, and instead considered the other factors outlined above. The Board determined to increase the amount of compensation for the Compensated Directors in 2018 over the compensation paid in 2017 and 2016. This compensation includes a cash retainer for service on the Board and its Committees (and a Lead Director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period, as set forth below:

Board of Directors Retainer (Per Year)	$72,000
Lead Director Fee (Per Year)	$12,000
Committee Retainers (Per Year):	Chairman	Others
Audit Committee	$12,000	$5,600
Conflicts Committee	$5,000	$2,500
EHS Committee	$8,000	$4,400
Target Value for Equity Awards (Per Year)	$100,000

Directors, Executive Officers, Corporate Governance, and Security Ownership

In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our Partnership Agreement.
The following table sets forth a summary of the compensation we paid to the members of the Board for service during 2018.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	87,000	99,989	—	—	186,989
Mark Baker Cox (4)	15,840	—	—	—	15,840
Francis C. D'Andrea	90,900	99,989	—	—	190,889
Eric D. Gadd	88,100	99,989	—	—	188,089
Ron W. Haddock	78,900	158,242(5)	—	—	237,142
Reuven Spiegel	96,500	99,989	—	—	196,489
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Yemin, Ginzburg and Green did not receive any compensation for their service as directors in 2018.
(2) This column reports the amount of cash compensation earned in 2018 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2018 fiscal year are included in Note 13 to our audited financial statements for the 2018 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $28.15 per unit is equal to the NYSE closing price of our common units as of June 8, 2018, the last business day prior to the June 10, 2018 grant date. Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel held 1,776, 1,776, 1,776, 1,776 and 1,776 outstanding phantom units, respectively, at December 31, 2018.
(4) Effective March 20, 2018, Mr. Cox resigned from the Board and its committees and his compensation was pro-rated to account for his Board and committee services during 2018.
(5) On September 10, 2018, Mr. Haddock was granted 1,776 fully-vested common units with a grant date fair value of $32.80 per unit, which is equal to the NYSE closing price of our common units as of September 10, 2018. Mr. Haddock was appointed to the Board in July 2017, after the date of annual director grants, and these common units were granted to Mr. Haddock in consideration of his services during 2017 and the first half of 2018.

Compensation Committee Interlocks and Insider Participation
Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel served on the Conflicts Committee during 2018 and Mr. Yemin and the Board assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.
CEO Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our chief executive officer in 2018.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our chief executive officer.
We expect the CEO pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 22, 2019 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek US Holdings, Inc. by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Directors, Executive Officers, Corporate Governance, and Security Ownership

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount, Nature and Percentage of Beneficial Ownership of Subordinated Units (2)		Amount, Nature and Percentage of Beneficial Ownership of General Partner Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP						Delek US Holdings, Inc.
	(#)	(%)	(#)	(%)	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	15,294,046	62.7	—	n/a	497,604	100.0	n/a	n/a
Advisory Research Inc. (5)	1,260,728	5.2	—	n/a	—	n/a	n/a	n/a
Directors, Director Nominees and NEOs:
Ezra Uzi Yemin (6)	267,522 (12)	1.1	—	n/a	—	n/a	627,058	*
Charles Brown	11,702	*	—	n/a	—	n/a	—	n/a
Francis C. D'Andrea	7,259	*	—	n/a	—	n/a	—	n/a
Eric Gadd	12,527	*	—	n/a	—	n/a	—	n/a
Assi Ginzburg (7)	16,510	*	—	n/a	—	n/a	105,829	*
Frederec Green (8)	68,552	*	—	n/a	—	n/a	127,058	*
Ron W. Haddock	3,552	*	—	n/a	—	n/a	992	*
Reuven Spiegel	10,027	*	—	n/a	—	n/a	—	n/a
Kevin Kremke (9)	—	n/a	—	n/a	—	n/a	13,752	*
Regina Jones (10)	—	n/a	—	n/a	—	n/a	600	*
Alan P. Moret	—	n/a	—	n/a	—	n/a	—	n/a
Dan Gordon (11)	2,521	*	—	n/a	—	n/a	12,292	*
Avigal Soreq (12)	—	n/a	—	n/a	—	n/a	15,432	*
All directors, all director nominees, all NEOs and all executive officers as a group (13 persons)	400,172	1.6					903,013	1.2
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 24,407,405 common units representing limited partner interests and 498,110 general partner units issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 78,006,537 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $36.92 fair market value of Delek US Holdings, Inc. Common Stock on the Measurement Date and the exercise price divided by $36.92).
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
(5) According to a Schedule 13G/A filed with the SEC on February 13, 2019 by Advisory Research Inc. with an address of 180 North Stetson Avenue, Suite 5500, Chicago, Illinois 60601 and Piper Jaffray Companies with an address of 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402. The Schedule 13G/A reports that Advisory Research Inc. has sole voting power with respect to 1,260,728 of the reported units and sole dispositive power with respect to all of the reported units and Piper Jaffray Companies has shared voting power with respect to 1,260,728 of the reported units and shared dispositive power with respect to all of the reported units.
(6) 155,170 of our units and 399,385 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. Delek US Holdings, Inc. Common Stock includes 19,516 RSUs that will vest within 60 days of the Measurement Date and 196,320 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek Logistics Partners, LP units owned, 97,000 are pledged as security for a full recourse loan.
(7) Delek US Holdings, Inc. Common Stock includes 3,688 RSUs that will vest within 60 days of the Measurement Date and 58,016 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek Logistics Partners, LP units owned, 16,510 are pledged as security for a full recourse loan.
(8) Delek US Holdings, Inc. Common Stock includes 6,164 RSUs that will vest within 60 days of the Measurement Date and 12,224 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek US Holdings, Inc. Common Stock owned, 29,500 are pledged as security for a full recourse loan.
(9) Delek US Holdings, Inc. Common Stock includes 1,350 RSUs that will vest within 60 days of the Measurement Date and 6,122 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date.

Directors, Executive Officers, Corporate Governance, and Security Ownership

(10) Delek US Holdings, Inc. Common Stock includes 239 RSUs that will vest within 60 days of the Measurement Date.
(11) Of the Delek US Holdings, Inc. Common Stock owned, 8,500 are pledged as security for a full recourse loan.
(12) Delek US Holdings, Inc. Common Stock includes 1,281 RSUs that will vest within 60 days of the Measurement Date and 6,112 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek US Holdings, Inc. Common Stock owned, 7,500 are pledged as security for a full recourse loan.

Directors, Executive Officers, Corporate Governance, and Security Ownership

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2018 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	566,320	N/A	103,495
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	566,320	N/A	103,495
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
(c) The LTIP was adopted by the Delek Logistics GP, LLC in connection with the closing of our initial public offering and provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP, which did not require approval by our limited partners, refer to Item 11 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 407(a) of Regulation S-K is included in Item 10. Directors, Executive Officers and Corporate Governance above.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
As of February 22, 2019, Delek Holdings and its affiliates owned 15,294,046 common units and 498,110 general partner units, as well as incentive distribution rights, which collectively represents a 63.4% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates, including our general partner, own more than five percent of our equity interests. In addition, Messrs. Yemin, Ginzburg, Kremke, Green, Gordon, Serff and Soreq and Ms. Jones serve as executive officers of both Delek Holdings and our general partner.
Distributions and Payments to Delek Holdings and Our General Partner
Our Partnership Agreement generally requires us to make quarterly cash distributions of 98% of our "available cash" to limited partners, including Delek Holdings, and 2.0% to our general partner (assuming it makes any capital contributions necessary to maintain its 2.0% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner may be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. During 2018, we made cash distributions totaling $97.8 million to our unitholders, of which $70.1 million was paid to Delek Holdings and our general partner. The maximum incentive distribution right of 48% was achieved in 2018, 2017 and 2016.
Acquisitions
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired certain logistic assets from Delek Holdings, which are primarily located at or adjacent to Delek Holdings' Big Spring Refinery (the "Big Spring Logistic Assets"). The total purchase price was $170.8 million. Additionally, concurrent with the acquisition of the Big Spring Logistic Assets, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain refined products produced at or sold from the Big Spring Refinery to various customers in return for a marketing fee (the "Marketing Contract Intangible Acquisition"). We recorded a related contract intangible asset in the amount of $144.2 million based on the amount paid to enter into the contract, which represents the fair value of the intangible asset. In addition, the parties entered into and amended certain existing contracts, such as a new throughput and tankage agreement for the Big Spring Logistic Assets. The transaction and related agreements were approved by the Conflicts Committee of Delek Logistics’ general partner. This transaction is described in greater detail in Note 21 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Directors, Executive Officers, Corporate Governance, and Security Ownership

Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
We have entered into a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings. The amounts paid under those agreements and other non-contractual arrangements with Delek Holdings during 2018 are as follows:

•
Delek Holdings, directly or indirectly, paid us approximately $2.1 million pursuant to the Memphis terminalling agreement and $1.1 million for terminalling services at our Nashville, Tennessee terminal;

•	Delek Holdings paid us approximately $9.5 million pursuant to the East Texas Crude Logistics System pipeline and tankage agreement;

•	Delek Holdings paid us approximately $21.8 million pursuant to the East Texas marketing agreement;

•	Delek Holdings paid us approximately $2.9 million pursuant to the amended and restated services agreement for the Big Sandy terminal and pipeline;

•	Delek Holdings paid us approximately $21.2 million pursuant to the Tyler Terminal and Tank Assets Throughput and Tankage Agreement;

•	Delek Holdings, directly or indirectly, paid us approximately $2.4 million pursuant to the North Little Rock terminalling services agreement;

•	Delek Holdings, directly or indirectly, paid us approximately $18.5 million pursuant to the El Dorado Terminal and Tank Assets Throughput and Tankage Agreement;

•	Delek Holdings paid us approximately $4.5 million related to revenue earned on our Greenville-Mount Pleasant Assets;

•	Delek Holdings paid us approximately $11.9 million related to revenue earned on trucking services;

•	Delek Holdings paid us approximately $6.1 million related to the El Dorado Rail Offloading Racks; and

•	Delek Holdings paid us approximately $2.3 million related to the Tyler Crude Tank.

•
Delek Holdings paid us approximately $79.0 million related to the Big Spring Assets acquired in March 2018, of which $60.6 million related to the Big Spring Pipelines, Storage and Throughput Facilities Agreement, $11.2 million related to the Big Spring Marketing Agreement and $7.2 million related to the Big Spring Asphalt Services Agreement.

For a discussion of a third party's involvement in certain of these agreements, see Item 1. "Business—Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement."
Omnibus Agreement
The Omnibus Agreement (as defined in Note 4 to our consolidated financial statements) governs a number of important aspects of the Partnership’s business relationship with Delek Holdings. For a more extensive summary of this agreement and its amendment history, see Item 1, “Business—Commercial Agreements—Other Agreements with Delek Holdings.” The Omnibus Agreement addresses, among other things, the following matters:

•	an agreement whereby Delek Holdings will not compete with us under certain circumstances;

•
our right of first offer to acquire certain of Delek Holdings' logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future;

•	Delek Holdings' right of first refusal to purchase our assets that serve its refineries;

•
our obligation to pay an annual fee to Delek Holdings, currently in the amount of $3.9 million, for Delek Holdings' provision of centralized corporate services, including executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration;

•
Delek Holdings' reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek Holdings' indemnification of us for certain matters, including environmental, title and tax matters;

•
reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for any operating expenses in excess of certain thresholds per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek Holdings that are necessary to comply with the DOT pipeline integrity rules and certain API storage tank standards; and

Directors, Executive Officers, Corporate Governance, and Security Ownership

•
reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of certain thresholds for such 12-month period and per year that we make with respect to the assets contributed to us by Delek Holdings for which we have not been reimbursed as described above.

Pursuant to the terms of the Omnibus Agreement, we paid Delek Holdings or our general partner approximately $4.0 million and $24.0 million during the year ended December 31, 2018 for general corporate and administrative services and operational and management services, respectively. Additionally, we paid Delek Holdings $17.3 million for various other operational and general and administrative services.
We were reimbursed $8.2 million pursuant to the Omnibus Agreement in relation to expenses incurred in connection with crude oil releases. We were also reimbursed $5.0 million for certain capital improvements pursuant to the terms of the Omnibus Agreement. In addition, we were reimbursed $0.8 million million for tax related to Delek Holdings' refining operations.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined product and bulk biofuels from Delek Holdings, totaling $338.0 million and $11.1 million, respectively, during the year ended December 31, 2018. We sold RINs in the amount of approximately $2.4 million to Delek Holdings during the year ended December 31, 2018.
The Partnership has an $850.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Credit Facility"). The obligations under the DKL Credit Facility are secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing") provides a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the DKL Credit Facility. As of December 31, 2018, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date. The DKL Credit Facility, the guaranty and the transactions related to it are described in greater detail in Note 11 of our accompanying consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
The Partnership is currently managing a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating services agreement (the "DPG Management Agreement") for the construction of a gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and will oversee functions such as oversight of project design, procurement and construction of project segments and provide other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. Total fees paid to the Partnership for the year ended December 31, 2018 were $4.8 million. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
The policy further sets forth certain categories of transactions between the Partnership and its subsidiaries on one hand and Delek Holdings and its subsidiaries on the other hand that are deemed to be approved by the Board of Directors and are therefore able to be effected by management of the general partner under the relevant general authorization policies and procedures and after taking into account all relevant facts and circumstances. Additionally, the policy effectively requires all related party transactions that (i) involve the purchase and sale of products or services

Directors, Executive Officers, Corporate Governance, and Security Ownership

that are effected at either (x) cost (including, when relevant, a nominal fee for services) or (y) the then-prevailing market prices that we would pay or charge to third parties ("Market Based Transactions") undertaken outside the ordinary course of business and involve an aggregate amount of more than $2.5 million annually or (ii) are not Market Based Transactions and are undertaken outside the ordinary course of business, or (iii) are not Market Based Transactions and are undertaken within the ordinary course of business and involve an aggregate amount of more than $2.5 million annually be approved by the Board of Directors or an authorized committee thereof. Pursuant to the policy, the Conflicts Committee is generally the best suited to review these transactions and it is expected they will be the committee that does so.
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

Principal Accountant Fees and Services

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $677,525 and $709,573 paid for the services of Ernst & Young LLP during fiscal years 2018 and 2017, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions and investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2018 and December 31, 2017, regardless of when the fees and expenses were paid.
Audit-related fees
Audit-related fees of $81,447 and $70,300 paid for the services of Ernst & Young LLP during fiscal years 2018 and 2017 include services related to agreed upon procedures for us and our subsidiaries related to acquisition due diligence services.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2018 and 2017.
The Audit Committee has considered and determined that the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. During the years ended December 31, 2018 and 2017, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

Exhibits and Financial Statement Schedules

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

3.2(b)
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated February 27, 2018 (incorporated by reference to Exhibit 3.2(b) to the Partnership's From 10-K filed on March 1, 2018).

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

4.4
Supplemental Indenture, dated March 22, 2018, among DKL Big Spring, LLC, Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on March 26, 2018).

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

10.4	*
Executive Employment Agreement, dated as of February 27, 2018, by and between Alan P. Moret and Delek US Energy, Inc (incorporated by reference to Exhibit 10.4 to the Partnership's From 10-K filed on March 1, 2018).

10.5	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.6
First Amendment to Marketing Agreement, dated July 26, 2013, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on November 3, 2016).

10.7
Second Amendment to Marketing Agreement, dated as of December 19, 2016, but effective as of October 1, 2016, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-K filed on February 28, 2017).

10.8
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.9
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 5, 2016).

10.10	#	First Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of December 14, 2018, by and between Lion Oil Company and Delek Logistics Operating, LLC.
10.11	*
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

10.19	#	First Amendment to Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Crude Logistics, LLC.
10.20
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.21	#	First Amendment to Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Marketing-Big Sandy. LLC.
10.22
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.23	#
First Amendment to Pipelines and Storage Facilities Agreement, dated as of December 14, 2018, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company.

10.24	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.25	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.26	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Partnership's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

10.27
Asset Purchase Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on August 1, 2013).

10.28
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.29	#	First Amendment to Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated as of December 14, 2018, by and between Delek Refining, LTD., and Delek Marketing & Supply, LP.
10.30
Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.31
Asset Purchase Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on February 14, 2014).

10.32
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.33
Asset Purchase Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC, Delek US Holdings, Inc. and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on April 6, 2015).

10.34
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.35	++
First Amended and Restated Limited Liability Company Agreement of Rangeland RIO Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.36	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.37
Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistics Assets and Duncan Terminal), dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US, and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on March 26, 2018).

10.38
Asset Purchase Agreement, dated as of February 26, 2018, by and among DKL Big Spring, LLC, Delek US Holdings, Inc., Alon USA Partners, LP, Alon USA GP II, LLC, Alon USA Delaware, LLC, Alon USA Refining, LLC, and Alon USA, LP (incorporated by reference to Exhibit 2.1 to the Partnership’s Form 8-K filed on March 2, 2018).

10.39
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US, and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on March 26, 2018).

10.40
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on March 26, 2018).

10.41
Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated March 20, 2018 and effective as of March 1, 2018 (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 8-K filed on March 26, 2018).

10.42
Third Amended and Restated Credit Agreement, dated as of September 28, 2018, among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers; Fifth Third Bank, ad administrative agent; a syndicate of lenders; Bank of America, N.A., BBVA Compass, MUFG Bank, Ltd. And Royal Bank of Canada as co-syndication agents; and Barclays Bank PLC, Citizens Bank, N.A., PNC Bank, National Association, U.S. Bank National Association, Bank Hapoalim B.M., Regions Bank and SunTrust Bank as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on October 4, 2018).

21.1	#	Subsidiaries of Registrant.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	<
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

*		Management contract or compensatory plan or arrangement.
#		Filed herewith.
##		Furnished herewith.
++
Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.

<
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

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2018 and 2017 and
For Each of the Three Years Ended December 31, 2018, 2017 and 2016

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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
March 1, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors of Delek Logistics GP, LLC and
Unitholders of Delek Logistics Partners, LP

Opinion on Internal Control over Financial Reporting

We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
March 1, 2019

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,522	$4,675
Accounts receivable	21,586	23,013
Accounts receivable from related parties	—	1,124
Inventory	5,491	20,855
Other current assets	969	783
Total current assets	32,568	50,450
Property, plant and equipment:
Property, plant and equipment	452,746	367,179
Less: accumulated depreciation	(140,184)	(112,111)
Property, plant and equipment, net	312,562	255,068
Equity method investments	104,770	106,465
Goodwill	12,203	12,203
Intangible assets, net	154,038	15,917
Other non-current assets	8,452	3,427
Total assets	$624,593	$443,530
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$14,226	$19,147
Accounts payable to related parties	7,833	—
Excise and other taxes payable	4,069	4,700
Tank inspection liabilities	902	902
Pipeline release liabilities	4,419	1,000
Accrued expenses and other current liabilities	5,056	6,033
Total current liabilities	36,505	31,782
Non-current liabilities:
Long-term debt	700,430	422,649
Asset retirement obligations	5,191	4,064
Other non-current liabilities	17,290	14,260
Total non-current liabilities	722,911	440,973
Deficit:
Common unitholders - public; 9,109,807 units issued and outstanding at December 31, 2018 (9,088,587 at December 31, 2017)	171,023	174,378
Common unitholders - Delek Holdings; 15,294,046 units issued and outstanding at December 31, 2018 (15,294,046 at December 31, 2017)	(299,360)	(197,206)
General partner - 498,038 units issued and outstanding at December 31, 2018 (497,604 at December 31, 2017)	(6,486)	(6,397)
Total deficit	(134,823)	(29,225)
Total liabilities and deficit	$624,593	$443,530

See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
Net revenues:
Affiliate (1)	$240,809	$156,280	$149,564
Third party	416,800	381,795	298,495
Net revenues	657,609	538,075	448,059

Cost of sales:
Cost of materials and other	429,061	372,890	302,158
Operating expenses (excluding depreciation and amortization presented below)	55,924	40,154	34,896
Depreciation and amortization	24,108	19,026	17,897
Total cost of sales	509,093	432,070	354,951
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2,820	3,120	2,302
General and administrative expenses	17,166	11,840	10,256
Depreciation and amortization	1,882	2,888	2,916
Loss (gain) on asset disposals	891	(20)	(16)
Total operating costs and expenses	531,852	449,898	370,409
Operating income	125,757	88,177	77,650
Interest expense, net	41,263	23,944	13,587
(Income) loss from equity method investments	(6,230)	(4,953)	1,178
Other expense (income), net	8	(1)	—
Total non-operating expenses, net	35,041	18,990	14,765
Income before income tax expense (benefit)	90,716	69,187	62,885
Income tax expense (benefit)	534	(222)	81
Net income	90,182	69,409	62,804
Net income attributable to partners	90,182	$69,409	$62,804
Comprehensive income attributable to partners	$90,182	$69,409	$62,804

Less: General partner's interest in net income, including incentive distribution rights	25,543	18,429	12,193
Limited partners' interest in net income	$64,639	$50,980	$50,611

Net income per limited partner unit:
Common units - (basic)	$2.65	$2.09	$2.08
Common units - (diluted)	$2.65	$2.09	$2.07
Subordinated units - Delek Holdings (basic and diluted)	$—	$—	$2.19

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,390,286	24,348,063	22,490,264
Common units - (diluted)	24,396,881	24,376,972	22,558,717
Subordinated units - Delek Holdings (basic and diluted)	—	—	1,803,167

Cash distributions per limited partner unit	$3.120	$2.835	$2.575
(1) See Note 4 for a description of our material affiliate revenue transactions.
(2) We base our calculation of net income per unit on the weighted-average number of common and subordinated limited partner units outstanding during the period. The weighted-average number of common and subordinated units reflect the conversion of the subordinated units to common units on February 25, 2016. See Notes 6 and 12 for further discussion.
See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)

	Partnership
	Common - Public	Common - Delek Holdings	Subordinated - Delek Holdings	General Partner - Delek Holdings	Total
	(In thousands)
Balance at December 31, 2015	$198,401	$(280,828)	$78,601	$(7,192)	$(11,018)
Cash distributions (1)	(23,847)	(25,271)	(11,503)	(10,244)	(70,865)
Sponsorship contribution of fixed assets	—	5,063	—	104	5,167
Net income attributable to partners	19,667	27,002	3,942	12,193	62,804
Unit-based compensation	664	1,046	—	(1,111)	599
Subordinated unit conversion	—	71,040	(71,040)	—	—
Delek Holdings unit repurchases from public	(6,872)	6,872	—	—	—
Other	—	—	—	29	29
Balance at December 31, 2016	188,013	(195,076)	—	(6,221)	(13,284)
Cash distributions (2)	(25,978)	(42,490)	—	(17,691)	(86,159)
Sponsorship contribution of fixed assets	—	65	—	2	67
Net income attributable to partners	19,015	31,965	—	18,429	69,409
Unit-based compensation	619	1,039	—	(937)	721
Delek Holdings unit repurchases from public	(7,291)	7,291	—	—	—
Other	—	—	—	21	21
Balance at December 31, 2017	174,378	(197,206)	—	(6,397)	(29,225)
Distributions to Delek Holdings for Big Spring Asset Acquisition	—	(96,822)	—	(1,976)	(98,798)
Cash distributions (3)	(27,721)	(46,417)	—	(23,698)	(97,836)
GP Units Issued to maintain 2% interest	—	—	—	26	26
Sponsor contribution of fixed assets	—	151	—	3	154
Net income attributable to partners	24,119	40,520	—	25,543	90,182
Unit-based compensation	247	414	—	13	674
Balance at December 31, 2018	171,023	(299,360)	—	(6,486)	(134,823)

(1) Cash distributions include $0.3 million related to distribution equivalents on vested phantom units.
(2) Cash distributions include $0.5 million related to distribution equivalents on vested phantom units.
(3) Cash distributions include $0.1 million related to distribution equivalents on vested phantom units.
See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$90,182	$69,409	$62,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,990	21,914	20,813
Amortization of customer contract intangible assets	6,009	—	—
Amortization of deferred revenue	(1,497)	(1,234)	(1,085)
Amortization of deferred financing costs and debt discount	2,577	2,048	1,460
Accretion of asset retirement obligations	359	292	266
Loss (gain) on asset disposals	891	(20)	(16)
Deferred income taxes	152	(111)	(173)
Income from equity method investments	(6,230)	(4,953)	1,178
Dividends from equity method investments	6,936	2,346	—
Unit-based compensation expense	674	721	599
Changes in assets and liabilities:
Accounts receivable	1,427	(3,811)	15,847
Inventories and other current assets	15,178	(11,692)	2,045
Accounts payable and other current liabilities	(1,747)	10,859	3,551
Accounts receivable/payable to related parties	9,038	1,682	(6,983)
Non-current assets and liabilities, net	(1,986)	(500)	401
Net cash provided by operating activities	147,953	86,950	100,707
Cash flows from investing activities:
Asset acquisitions, net of assumed ARO liabilities	(72,380)	(6,443)	—
Purchases of property, plant and equipment	(12,931)	(18,184)	(11,287)
Proceeds from sales of property, plant and equipment	502	46	175
Purchases of intangible assets	(144,219)	(2,560)	—
Distributions from equity method investments	1,162	753	—
Equity method investment contributions	(173)	(3,531)	(61,580)
Net cash used in investing activities	(228,039)	(29,919)	(72,692)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	26	21	29
Distributions to general partner	(23,698)	(17,691)	(10,244)
Distributions to common unitholders - public	(27,721)	(25,978)	(23,847)
Distributions to common unitholders - Delek Holdings	(46,417)	(42,490)	(25,271)
Distributions to subordinated unitholders - Delek Holdings	—	—	(11,503)
Distributions to Delek Holdings unitholders and general partner related to Big Spring Logistic Assets Acquisition	(98,798)	—	—
Proceeds from revolving credit facility	735,000	277,100	314,750
Payments of revolving credit facility	(458,200)	(489,800)	(273,750)
Proceeds from issuance of senior notes	—	248,112	—
Deferred financing costs paid	(5,264)	(5,951)	—
Reimbursement of capital expenditures by Delek Holdings	5,005	4,262	1,880
Net cash provided by (used in) financing activities	79,933	(52,415)	(27,956)
Net (decrease) increase in cash and cash equivalents	(153)	4,616	59
Cash and cash equivalents at the beginning of the period	4,675	59	—
Cash and cash equivalents at the end of the period	$4,522	$4,675	$59

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38,959	$19,441	$12,206
Income taxes	$137	$60	$224
Non-cash investing activities:
(Increase)/Decrease in accrued capital expenditures	$(1,363)	$194	$480
Non-cash financing activities:
Sponsor contribution of fixed assets	$154	$67	$5,167

See accompanying notes to the consolidated financial statements

Notes to Consolidated Financial Statements

Delek Logistics Partners, LP
Notes to Consolidated Financial Statements
1. General
Organization
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole.
The Partnership is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner').
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' refinery near Big Spring, Texas (the "Big Spring Refinery") and Delek Holdings' light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistic Assets" and such transaction the "Big Spring Logistic Assets Acquisition"). See Note 3 for further information regarding the Big Spring Logistic Assets Acquisition.
Description of Business
The Partnership primarily owns and operates logistics and marketing assets for crude oil and intermediate and refined products. A substantial majority of our existing assets are integral to and dependent on the success of Delek Holdings’ refining and marketing operations. We gather, transport and store crude oil and market, wholesale market, distribute, transport and store refined products in select regions of the southeastern United States and west Texas for Delek Holdings and third parties.
The Partnership generates revenue by charging fees for gathering, transporting, offloading and storing crude oil and for marketing, wholesale marketing, distributing, transporting and storing refined products. A substantial majority of our contribution margin, which we define as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization, is derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years.
2.  Accounting Policies
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership and its subsidiaries. All intercompany accounts and transactions have been eliminated. We have evaluated subsequent events through the filing of this Annual Report on Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the financial condition and the results of operations have been included. All significant intercompany transactions and account balances have been eliminated in consolidation. All adjustments are of a normal, recurring nature.
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current year presentation. Additionally, certain changes to presentation of the prior period statements of income have been made in order to conform to the current period presentation, primarily relating to the addition of a subtotal entitled 'cost of sales' which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP, and the retitling of what was previously referred to as 'cost of goods sold' to 'cost of materials and other'. In connection with this change in presentation, we have revised our related accounting policy for 'Cost of Materials and Other and Operating Expenses' presented below.
Segment Reporting
We are an energy business focused on crude oil, intermediate and refined products pipeline and storage activities and wholesale marketing, terminalling and offloading activities. Management reviews operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. The pipelines and transportation segment provides crude oil gathering, transportation and storage services to Delek Holdings' refining operations and independent third parties. The wholesale marketing and terminalling segment provides marketing, wholesale marketing and terminalling services to Delek Holdings' refining operations and independent third parties. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net revenues

Notes to Consolidated Financial Statements

less cost of materials and other and operating expenses, excluding depreciation and amortization. Segment reporting is more fully discussed in Note 15.
Cash and Cash Equivalents
We maintain cash and cash equivalents in accounts with large, U.S. financial institutions. Any highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of December 31, 2018 and 2017. Two third-party customers accounted for approximately 50.4% of the consolidated accounts receivable balance as of December 31, 2018. One third-party customer accounted for approximately 22.0% of the consolidated accounts receivable balance as of December 31, 2017.
Inventory
Inventory consists of refined products, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Delek Holdings accounted for approximately 64.2% of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2018. One third party vendor and Delek Holdings accounted for approximately 65.8% and 11.6%, respectively, of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2017. Two third party vendors in our wholesale marketing and terminalling segment accounted for approximately 72.0% of our inventory purchases during the year ended December 31, 2016.
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

Intangible Assets
Intangible assets consist of a long-term supply contract, indefinite-lived rights of way and a long-term marketing agreement. We amortize the definite-lived long-term supply contract on a straight-line basis over the estimated useful life of 11.5 years. The amortization expense pertaining to the long-term supply contract is included in depreciation and amortization in the accompanying consolidated financial statements. The long-term marketing agreement is amortized on a straight-line basis over a 20 year period as a component of net revenues from affiliates.
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

Notes to Consolidated Financial Statements

Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results, or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. Prior to the adoption of Accounting Standard Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, if a reporting unit's carrying amount exceeds its fair value (Step 1), the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount (Step 2). If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded. Subsequent to adoption of ASU 2017-04 (which we adopted during the fourth quarter of 2018, as permitted by the ASU), Step 2 is no longer required, but rather any impairment is determined based on the results of Step 1.
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, estimated growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also estimate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required.
We may also elect to perform a qualitative assessment of goodwill balances. The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes based on the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company is required to perform the quantitative impairment test. If a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it has completed its goodwill impairment test and does not need to perform the quantitative impairment test.
Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2018, 2017 or 2016. Details of remaining goodwill balances by segment are included in Note 9 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. See Note 14 for further information on our equity method investments.
Derivatives
We record all derivative financial instruments, including forward fuel contracts, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply the hedge accounting treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We validate the fair value of all derivative financial instruments on a periodic basis, utilizing exchange pricing and/or price index developers, such as Platts or Argus. During the years ended December 31, 2018, 2017 and 2016, we did not elect to apply hedge accounting treatment to our derivative positions and, therefore, all changes in fair value are reflected in the statements of income and comprehensive income.
Our policy under the guidance of ASC 815-10-45, Derivatives and Hedging—Other Presentation Matters ("ASC 815-10-45"), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against any cash collateral associated with these derivative positions. See Note 17 for further discussion.

Notes to Consolidated Financial Statements

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
We apply the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. As of December 31, 2018 and 2017, we did not make the fair value election for any financial instruments not already carried at fair value in accordance with other standards.
Self-Insurance Reserves
We have no employees. Rather, we are managed by the directors and officers of our general partner. However, Delek Holdings employees providing services to the Partnership are covered under Delek Holdings’ insurance programs. Delek Holdings has workers' compensation and liability insurance with varying retentions and deductibles with limits that management considers adequate.
Environmental Expenditures
We have historically accrued environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next 15 years, unless a specific longer range estimate is practicable. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Estimated recoveries of costs from other parties are recorded on an undiscounted basis as assets when their realization is deemed probable. See Note 19 for further information on crude oil releases impacting our properties and related accruals.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017
Beginning balance	$4,064	$3,772
Liabilities acquired	768	—
Accretion expense	359	292
Ending balance	$5,191	$4,064

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.

Notes to Consolidated Financial Statements

Revenue Recognition
Revenue is measured based on consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or by providing services to a customer. The adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"), did not materially change our revenue recognition patterns, which are described below. The principles for recognizing revenue as codified in ASC 605, Revenue Recognition ("ASC 605"), were applied during the years ended December 31, 2017 and 2016. No restatements to revenues or expenses were required to be made to our consolidated statements of income, as we applied the modified retrospective transition method in adopting ASC 606, as described below under "—New Accounting Pronouncements Adopted During 2018—ASU 2014-09, Revenue - Revenue from Contracts with Customers."
Revenues for products sold are generally recognized upon delivery of product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediate and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product revenues for these services, as the product does not represent a promised good in the context of ASC 606. All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
Certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings are considered operating leases under ASC 840, Leases ("ASC 840"). We identified the separate lease and service components of our revenues under these leases and applied ASC 606 only to the service component, while the lease component continued to be accounted for under ASC 840. Refer to Note 5 for further information.
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
Depreciation and amortization is separately presented in our statement of income and disclosed by reportable segment in Note 15.
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
We are subject to income taxes in certain states that do not follow the federal tax treatment of Partnerships. These taxes are accounted for under the provisions of ASC 740, Income Taxes ("ASC 740"). This statement generally requires the Partnership to record deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities, exclusive of the amounts held in other comprehensive income.

Notes to Consolidated Financial Statements

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
Equity Based Compensation
Our general partner provides equity-based compensation to officers, directors and employees of our general partner or its affiliates, and certain consultants, affiliates of our general partner or other individuals who perform services for us, which includes unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The fair value of our phantom units is determined based on the closing market price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP (as defined in Note 13). It is our practice to issue new units when phantom units vest.
Net Income per Limited Partner Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, subordinated units, general partner units and incentive distribution rights ("IDRs"). The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common and subordinated units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs to our general partner, which is the holder of the IDRs pursuant to our Partnership Agreement. The weighted-average number of common units reflects the conversion of the subordinated units to common units on February 25, 2016. See Notes 6 and 12 for further discussion.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2018, the only potentially dilutive units outstanding consist of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
Comprehensive Income
Comprehensive income for the years ended December 31, 2018, 2017 and 2016 was equivalent to net income.
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
Sales, Use and Excise Taxes
Prior to the adoption of ASC 606, the Partnership's policy was to exclude sales, use and excise taxes from revenue when we are an agent of the taxing authority, in accordance with the applicable guidance in ASC 605. Upon the adoption of ASC 606, we made the accounting policy election to exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected on behalf of a customer.
New Accounting Pronouncements Adopted During 2018
ASU 2017-09, Stock Compensation - Scope of Modification Accounting
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
ASU 2017-05, Other Income - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The amendments in this guidance should be applied using either i) a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption or ii) a retrospective basis to each period presented in the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted this guidance on January 1, 2018, and the adoption did not have a material impact on our business, financial condition or results of operations.

Notes to Consolidated Financial Statements

ASU 2017-04, Intangible - Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued guidance concerning the goodwill impairment test that eliminates Step 2, which required a comparison of the implied fair value of goodwill of the reporting unit with the carrying amount of that goodwill for that reporting unit. It also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. As permitted under Accounting Standards Update 2017-04, we adopted this guidance in the fourth quarter of 2018 in connection with our 2018 goodwill impairment tests. The adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2016-15, Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on our business, financial condition or results of operations, except for reclassifications of certain distributions received from equity method investees, due to us making an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings (as adjusted for amortization of basis differences) recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. This resulted in a reclassification of $0.8 million of distributions received in the year ended December 31, 2017 from the line item entitled dividends from equity method investments in net cash provided by (used in) operating activities to the line item entitled distributions from equity method investments in net cash provided by (used in) investing activities in the consolidated statements of cash flows.
ASU 2016-07, Investment - Simplifying the Transition to the Equity Method of Accounting
In January 2016, the FASB issued guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. It will require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and will eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted this guidance on January 1, 2018, and the adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2014-09, Revenue - Revenue from Contracts with Customers
In May 2014, the FASB issued guidance as codified in Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers ("ASC 606),” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. We adopted this guidance on January 1, 2018, using the modified retrospective transition method applied to contracts which were not completed as of January 1, 2018, and the adoption did not have a material impact on our business, financial condition or results of operations.
New Accounting Pronouncements Not Yet Adopted
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (the "FASB") issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on or before the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.

Notes to Consolidated Financial Statements

ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to better align financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The guidance was intended to create more transparency in the presentation of financial results, both on the face of the financial statements and in the footnotes, and simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies are required to apply the guidance on a modified retrospective transition method in which the cumulative effect of the change will be recognized within equity in the consolidated balance sheet as of the date of adoption. Early adoption is permitted, including in an interim period. If a company early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
ASU 2016-02, Leases
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. The guidance was subsequently amended to consider the impact of practical expedients and provide additional clarifications. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the new lease standard on January 1, 2019. We plan to elect the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. We plan to also elect the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we plan to elect the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We do not plan to elect the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term.
As part of our efforts to prepare for adoption, beginning in 2018, we formed a project implementation team, as well as a project timeline, to evaluate the guidance. We have completed our analysis of existing leases and the impact on our business processes and accounting systems. We have completed our evaluation of the impact of the guidance on our controls and financial statement disclosures. During the quarter ended December 31, 2018, we implemented a plan to enhance our risk assessment process and policies and modify our existing control framework to address new and incremental risks associated with the new guidance. Because we are the lessor to primarily operating leases and the guidance does not substantially change the accounting for these leases, we anticipate adoption of the guidance will not have a material impact on our business, financial condition or results of operations.
3. Acquisitions
Big Spring Logistic Assets Acquisition
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistic Assets from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery. The total purchase price was $170.8 million, financed through borrowings under the Partnership’s revolving credit facility.
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
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into and amended certain existing contracts, including entering into new pipelines, storage and throughput facilities and asphalt services agreements. The transaction and related agreements were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 4 for more detailed descriptions of these agreements.
The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Logistic Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The excess of the cash paid over the historical carrying value of the assets acquired from Delek Holdings amounted to $98.8 million and was recorded as a reduction in equity. The historical carrying value of the Big Spring Logistic Assets as of the acquisition date was $72.0 million, which is net of $0.8 million of assumed asset retirement obligations. Prior periods have not been recast, as these assets did not constitute a business in accordance with Accounting Standard Update 2017-01, "Clarifying the Definition of a Business." We capitalized approximately $0.4 million of acquisition costs related to the Big Spring Logistic Assets Acquisition during the year ended December 31, 2018.

Marketing Contract Intangible Acquisition
Additionally, concurrent with the Big Spring Logistic Assets Acquisition, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain refined products produced at or sold from the Big Spring Refinery to various customers in return for a marketing fee (the "Marketing Contract Intangible Acquisition"). We recorded a related contract intangible asset in the amount of $144.2 million based on the amount paid to enter into the contract, which represents the fair value of the intangible asset. The contract intangible asset is amortized over a twenty year period as a component of net revenues from affiliates. The total consideration paid was financed through borrowings under the Partnership's revolving credit facility. This transaction and related marketing agreement were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 4 for a more detailed description of this marketing agreement.
Big Spring Acquisition
On September 15, 2017, the Partnership, through its wholly owned subsidiary, Delek Marketing & Supply, LP acquired from Plains Pipeline, L.P. an approximate 40-mile pipeline and related ancillary assets (the "Big Spring Pipeline") (such transaction, the "Big Spring Acquisition") for approximately $9.0 million to complement our existing asset base. The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas. The Big Spring Acquisition was accounted for as an asset acquisition. The allocation of the relative fair value assigned to property, plant and equipment and intangible assets amounted to $6.4 million and $2.6 million, respectively. Intangible assets acquired represent rights-of-way assets with indefinite useful lives. Rights-of-way assets are not subject to amortization.
4. Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. In November 2017, Delek Holdings opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings in respect to the Tyler Refinery, the initial term has been extended through 2026. The current term of certain of our agreements with Delek Holdings were required to be further extended pursuant to the amended and restated DKL Credit Facility (as defined in Note 11), which extensions were effective in the fourth quarter of 2018. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission ("FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals, such that Delek Holdings may throughput and/or store, as the case may be, specified volumes of crude oil, intermediate and refined products. To the extent that Delek Holdings is prevented by our failure to maintain such capacities from throughputting or storing such specified volumes for more than 30 days per year, Delek Holdings' minimum throughput commitment will be reduced proportionately and prorated for the portion of the quarter during which the specified throughput capacity was unavailable, and/or the storage fee will be reduced, prorated for the portion of the month during which the specified storage capacity was unavailable. Such reduction would occur even if actual throughput or storage amounts were below the minimum volume commitment levels.

Notes to Consolidated Financial Statements

Our material commercial agreements with Delek Holdings include the following:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
Lion Pipeline System and SALA Gathering System (2):
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (3)	$0.99 (4)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.12
SALA Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$2.66 (4)
East Texas Crude Logistics System (2):
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$0.47 (5)
Storage	November 2012	5 / 15		N/A	$291,220/month
East Texas Marketing	November 2012	10 (6)	Marketing products for Tyler Refinery	50,000	$0.80 (6)
Big Sandy Terminal: (2) (7)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.58
Terminalling	November 2012	5 / 15		5,000	$0.58
Storage	November 2012	5 / 15		N/A	$58,192/month
Tyler Throughput and Tankage (2):
Refined Products Throughput	July 2013	8/ 16	Dedicated Terminalling and storage	50,000	$0.37
Storage	July 2013	8/ 16		N/A	$871,336/month
Memphis Pipeline	October 2013	5	Refined Products Transportation	10,959	$1.41
El Dorado Throughput and Tankage (2):
Refined Products Throughput	February 2014	8/ 16	Dedicated terminalling and storage	11,000	$0.53
Storage	February 2014	8/ 16		N/A	$1,363,985/month
El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (8)	$1.05
Heavy Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (8)	$2.36

Pipelines, Storage and Throughput Facilities Agreement (Big Spring):
Crude Oil and Refined Products Throughput	March 1, 2018	10/15	Pipeline throughput	104,300	0.05
Rail Offloading	March 1, 2018	10/15	Offloading services	4,500	0.4
Terminalling	March 1, 2018	10/15	Dedicated Terminalling	29,250	0.66
Storage	March 1, 2018	10/15	Storage	NA	$1,374,630/month

Notes to Consolidated Financial Statements

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)
Asphalt Services Agreement (Big Spring):
Terminalling	March 1, 2018	10/15	Dedicated Asphalt Terminalling and Storage	1,020 to 2,380 based on seasonality	8.3
Storage	March 1, 2018	10/15		N/A	$456,490/month
Marketing Agreement (Big Spring):
Marketing Services	March 1, 2018	10/15	Dedicated Marketing and Selling	65,000	$0.50 - $0.71
(1) Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.
(2) The current term of the agreement was extended through March 31, 2024 in connection with the amendment and restatement of the DKL Credit Facility (as defined in Note 11). While the current terms of the agreement were extended, the upcoming renewal terms were reduced. Therefore, the overall duration of the maximum term above remains unchanged.
(3) Excludes volumes gathered on the SALA Gathering System.
(4) Volumes gathered on the SALA Gathering System will not be subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.
(5) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.700/bbl.
(6) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.750/bbl. Following the primary term, the marketing agreement automatically renews for successive one-year term, unless either party provides notice of non-renewal 10 months prior to the expiration of the then-current term. The initial primary term for the marketing agreement has been extended through 2027.
(7) On July 19, 2013, we acquired the Hopewell Pipeline in order to effectively connect it with the Big Sandy Pipeline and thereby return the Big Sandy Terminal to operation. In connection with the acquisition, on July 25, 2013, we and Delek Holdings entered into the Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), which amended and restated the terminalling services agreement for the Big Sandy Terminal originally entered into in November 2012.
(8) The throughput agreement provides for a minimum throughput fee of $1.5 million per quarter for throughput of a combination of light and heavy crude.

Pursuant to an arrangement with Delek Holdings and Lion Oil Company ("Lion Oil"), to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds title to substantially all crude oil, intermediate and refined products transported on our Lion Pipeline System, SALA Gathering System and on pipeline capacity we lease from Enterprise TE Products Pipeline Company LLC that runs from the El Dorado Refinery to our Memphis Terminal (the "Memphis Pipeline"). J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System, the SALA Gathering System and the Memphis Pipeline. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado storage tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the SALA Gathering System, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals and (iii) our throughput and tankage agreement relating to the terminal and tank assets at and adjacent to the El Dorado Refinery, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, Memphis and North Little Rock terminals and the terminal and tank assets at and adjacent to the El Dorado Refinery, with Lion Oil acting as J. Aron's agent for scheduling purposes.
Pursuant to a similar arrangement with Delek Holdings and Alon USA, LP, hereinafter referred to as "Big Spring Refining," J. Aron acquires and holds either title to or a lien on a portion of the crude oil, intermediate and refined products shipped on pipelines or stored at the terminal and storage tanks acquired in the Big Spring Logistic Assets Acquisition. Under (i) our pipelines, storage and throughput facilities agreement with Big Spring Refining relating to certain storage tanks, pipelines and a terminal in Duncan, Oklahoma and (ii) our asphalt services agreement with Big Spring Refining relating to asphalt storage and terminalling near the Big Spring Refinery, Big Spring Refining has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these storage and terminalling assets at or adjacent to the Big Spring Refinery, with Big Spring Refining acting as J. Aron's agent for scheduling purposes.
Accordingly, even though this is effectively a financing arrangement for Delek Holdings and its subsidiaries whereby J. Aron sells the product back to Delek Holdings and its subsidiaries, J. Aron is technically our primary customer under each of these agreements. J. Aron retains these storage and transportation rights for the term of its arrangement with Lion Oil, which currently runs through April 30, 2020, and for the term of its arrangement with Big Spring Refining, which currently runs through May 31, 2021, unless terminated earlier pursuant to the terms of the arrangement. J. Aron pays us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron do not alter the obligations of Lion Oil or Big Spring Refining to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil, intermediate and refined products through our facilities, but J. Aron's throughput is credited toward minimum

Notes to Consolidated Financial Statements

throughput commitments of Lion Oil and Big Spring. Accordingly, Lion Oil and Big Spring are responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.
Big Spring Pipeline, Storage and Throughput Facilities Agreement
In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP, a Texas limited partnership and an indirect, wholly-owned subsidiary of Delek Holdings (“Alon USA, LP”), and DKL Big Spring, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Partnership, entered into the Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistic Assets and Duncan Terminal) (the “Logistics Agreement”). Under the Logistics Agreement, the Partnership will provide storage and throughput services at certain of the Big Spring Logistic Assets for Alon USA, LP. The Partnership will act as bailee of crude oil and refined petroleum products owned by Alon USA, LP or its assignee held in such assets owned and operated by the Partnership. The Partnership will charge fees to Alon USA, LP based on throughput volumes received or delivered ranging from $0.05 to $0.66 per barrel and related storage fees depending on the type of service or product. The fees under the Logistics Agreement may be adjusted annually for inflation. The initial term of the Logistics Agreement is ten years; the Partnership has a one-time option to extend the Logistics Agreement for up to five additional years; and the Logistics Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.
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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which was subsequently amended and restated on July 26, 2013, February 10, 2014, March 31, 2015 and August 3, 2015 and was further amended effective March 1, 2018 in connection with the Big Spring Logistic Assets Acquisition (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings. In conjunction with the March 1, 2018 amendment, our obligation to pay an annual fee to Delek Holdings for its provision of centralized corporate services to the Partnership was increased to $3.9 million.
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of $5.0 million, $4.3 million and $1.9 million, during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2018, we have recorded a receivable from related parties of $1.6 million for these matters for which we expect to be reimbursed, which reimbursements are recorded as reductions to operating expense. We were reimbursed $8.2 million, $0.3 million and $1.2 million for these matters during the year ended December 31, 2018 2017 and 2016, respectively.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $21.1 million,

Notes to Consolidated Financial Statements

$18.8 million and $15.7 million pursuant to the Partnership Agreement during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.
Other Transactions
The Partnership is currently managing a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating services agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and will oversee functions such as oversight of project design, procurement and construction of project segments and provide other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership for the year ended December 31, 2018 were $4.8 million. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Summary of Transactions
Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing and products terminalling services provided primarily to Delek Holdings based on regulated tariff rates or contractually based fees and product sales. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek Holdings, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek Holdings, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek Holdings for direct or allocated costs and expenses incurred by Delek Holdings on behalf of the Partnership and for charges Delek Holdings incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative services. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in cost of materials and other.
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues	$240,809	$156,280	$149,564
Purchases from Affiliates	$349,089	$54,982	$32,514
Operating and maintenance expenses	$36,182	$29,483	$27,668
General and administrative expenses	$8,250	$7,492	$6,254

Quarterly Cash Distribution
Our common and general partner unitholders and the holders of IDRs are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. During the years ended December 31, 2018, 2017 and 2016, we paid quarterly cash distributions of $101.9 million, $87.9 million and $75.0 million, respectively, of which $70.1 million, $60.1 million and $47.0 million, respectively, were paid to Delek Holdings and our general partner. On January 24, 2019, our general partner's board of directors declared a quarterly cash distribution totaling $26.9 million based on the available cash as of the date of determination for the end of the fourth quarter of 2018, which was paid on February 12, 2019 to unitholders of record on February 4, 2019. The distribution included $19.6 million paid to both Delek Holdings and our general partner, including the distribution as holder of the IDRs.
5. Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the west Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 36.6%, 28.9% and 32.8% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Sunoco LP accounted for 15.9%, 9.0% and 10.5% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements

The majority of our commercial agreements with Delek Holdings meet the definition of a lease since: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 606, we applied the new revenue recognition standard only to the service component of these leases. The bifurcation of the lease and service components was based on an analysis of lease-related and service-related costs for each contract, adjusted for representative profit margins. The lease component continues to be accounted for under the applicable lease accounting guidance.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Year Ended December 31, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$15,149	$870	$16,019
Service Revenue - Affiliate (1)	93,300	53,750	147,050
Product Revenue - Third Party	—	400,781	400,781
Product Revenue - Affiliate	—	35,252	35,252
Lease Revenue - Affiliate	45,118	13,389	58,507
Total Revenue	$153,567	$504,042	$657,609
(1) Net of $6.0 million of amortization expense for the year ended, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of December 31, 2018, we expect to recognize approximately $1.1 billion in service and lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. We do not disclose information about remaining performance obligations that have original expected durations of one year or less.
Our unfulfilled performance obligations as of December 31, 2018 were as follows (in thousands):

2019	168,315
2020	167,965
2021	167,620
2022	166,587
2023 and thereafter	474,200
Total expected revenue on remaining performance obligations	$1,144,687

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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2018, the only potentially dilutive units outstanding consist of unvested phantom units. Basic and diluted net income per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.
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

Notes to Consolidated Financial Statements

the total number of the Partnership's outstanding units representing limited partner interests. The Partnership's net income was allocated to the general partner and the limited partners, including the holders of the subordinated units through February 24, 2016, in accordance with our Partnership Agreement.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The date of distribution for the distributions earned during the period ended December 31, 2018 is February 12, 2019. The calculation of net income per unit is as follows (dollars in thousands, except per unit amounts):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to partners	$90,182	$69,409	$62,804
Less: General partner's distribution (including IDRs) (1)	25,777	18,797	12,437
Less: Limited partners' distribution	76,113	69,057	58,158
Less: Subordinated partner's distribution	—	—	4,424
Distributions in excess of earnings	$(11,708)	$(18,445)	$(12,215)

General partner's earnings:
Distributions (including IDRs) (1)	$25,777	$18,797	$12,437
Allocation of distributions in excess of earnings	(234)	(368)	(244)
Total general partner's earnings	$25,543	$18,429	$12,193

Limited partners' earnings on common units:
Distributions	$76,113	$69,057	$58,158
Allocation of distributions in excess of earnings	(11,474)	(18,077)	(11,489)
Total limited partners' earnings on common units	$64,639	$50,980	$46,669

Limited partners' earnings on subordinated units:
Distributions	$—	$—	$4,424
Allocation of (distributions) earnings excess	—	—	(482)
Total limited partner's earnings on subordinated units	$—	$—	$3,942

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,390,286	24,348,063	22,490,264
Common units - (diluted)	24,396,881	24,376,972	22,558,717
Subordinated units - Delek Holdings (basic and diluted) (3)	—	—	1,803,167

Net income per limited partner unit (2):
Common - (basic)	$2.65	$2.09	$2.08
Common - (diluted) (4)	$2.65	$2.09	$2.07
Subordinated - (basic and diluted)	$—	$—	$2.19

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
(4) Outstanding common unit equivalents totaling 1,776 and 4,240 were excluded from the diluted earnings per unit calculation for the years ended December 31, 2018 and 2016, respectively, as these common unit equivalents did not have a dilutive effect under the treasury stock method. There were no outstanding common unit equivalents excluded from the diluted earnings per unit calculation during the year ended December 31, 2017.

Notes to Consolidated Financial Statements

7. Inventory
Inventories consisted of $5.5 million and $20.9 million of refined petroleum products as of December 31, 2018 and 2017, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a FIFO basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income, which amounted to $0.2 million and a nominal amount during the years ended December 31, 2018 and 2017, respectively. There was no lower of cost or net realizable value charge during the year ended December 31, 2016.
8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2018	2017

Land	$4,458	$4,440
Building and building improvements	3,695	2,804
Pipelines, tanks and terminals	410,154	314,251
Asset retirement obligation assets	2,073	2,073
Other equipment	15,838	14,650
Construction in process	16,528	28,961
	452,746	367,179
Less: accumulated depreciation	(140,184)	(112,111)
	$312,562	$255,068

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	As of and For the Year Ended December 31, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$361,702	$91,044	$452,746
Less: accumulated depreciation	(106,971)	(33,213)	(140,184)
Property, plant and equipment, net	$254,731	$57,831	$312,562
Depreciation expense	$21,115	$4,786	$25,901

	As of and For the Year Ended December 31, 2017
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$300,134	$67,045	$367,179
Less: Accumulated depreciation	(84,435)	(27,676)	(112,111)
Property, plant and equipment, net	$215,699	$39,369	$255,068
Depreciation expense	$17,268	$3,583	$20,851

Notes to Consolidated Financial Statements

9.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. Our goodwill relates to the west Texas assets contributed to us by Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek Holdings, in connection with our initial public offering (the "Offering") and to the purchase price allocation of certain of our third party acquisitions.
We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2018, 2017 and 2016. We performed a qualitative assessment for the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, we performed a discounted cash flows test, using a market participant weighted average cost of capital, and estimated minimal growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values using a multiple of expected future cash flows, such as those used by third party analysts. In 2018, 2017 and 2016, the annual impairment review resulted in the determination that no impairment of goodwill had occurred.
Our goodwill accounts in our wholesale marketing and terminalling segment amounted to $7.5 million as of December 31, 2018, 2017 and 2016. Our goodwill accounts in our pipelines and transportation segment amounted to $4.7 million as of December 31, 2018, 2017 and 2016.
10.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2018	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contract	11.5	$12,227	$(12,227)	$—
Marketing contract	20	$144,219	$(6,009)	138,210
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	15,828		15,828
Total		$172,274	$(18,236)	$154,038

	Useful		Accumulated
As of December 31, 2017	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contract	11.5	$12,227	$(12,138)	$89
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	15,828		15,828
Total		$28,055	$(12,138)	$15,917

Amortization of intangible assets was $6.1 million during the year ended December 31, 2018 and $1.1 million during each of the years ended December 31, 2017 and 2016, and is included in depreciation and amortization with respect to the supply contract and as a component of net revenue with respect to the marketing contract on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $7.2 million for each of the years ended December 31, 2019 through 2023.

Notes to Consolidated Financial Statements

11. Long-Term Obligations
DKL Credit Facility
At December 31, 2017, the Partnership had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") with a $100.0 million accordion feature, bearing interest at (i) either a U.S. prime dollar rate or a LIBOR Rate for borrowings denominated in U.S. Dollars, or (ii) either a Canadian dollar prime rate, or a Canadian Dealer Offered Rate, for borrowings denominated in Canadian dollars (in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency). The 2014 Facility had a maturity date of December 30, 2019, and outstanding borrowings at December 31, 2017 were $179.9 million. The obligations under the 2014 Facility were secured by a first priority lien on substantially all of the Partnership's tangible and intangible assets. Additionally, a subsidiary of Delek Holdings provided a limited guaranty of the Partnership's obligations under the 2014 Facility.
On September 28, 2018, the Partnership entered into a third amended and restated senior secured revolving credit agreement, which amended and restated the 2014 Facility (hereafter, the "DKL Credit Facility") with Fifth Third Bank, as administrative agent, and a syndicate of lenders. The DKL Credit Facility contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars. Under the terms of the DKL Credit Facility, among other things, the lender commitments were increased from $700.0 million to $850.0 million. The DKL Credit Facility also contains an accordion feature, whereby the Partnership can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing continues to provide a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. As of December 31, 2018, the principal amount of the Holdings Note was $102.0 million.
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
The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At December 31, 2018, the weighted average interest rate for our borrowings under the facility was approximately 5.4%. Additionally, the DKL Credit Facility requires us to pay a leverage-ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2018, this fee was 0.50% per year.
As of December 31, 2018, we had $456.7 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of December 31, 2018 were $393.3 million.
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

Notes to Consolidated Financial Statements

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
As of December 31, 2018, we had $250.0 million in outstanding principal amount of the 2025 Notes. Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $4.8 million and $1.5 million, respectively, as of December 31, 2018.
Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
DKL Credit Facility	$—	$—	$—	$—	$456,700	$—	$456,700
2025 Notes	$—	$—	$—	$—	$—	$250,000	$250,000

Notes to Consolidated Financial Statements

12. Equity
We had 9,109,807 common limited partner units held by the public outstanding as of December 31, 2018. Additionally, as of December 31, 2018, Delek Holdings owned a 61.4% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 498,038 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.
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
The table below summarizes the changes in the number of units outstanding from December 31, 2015 through December 31, 2018 (in units).

	Common - Public	Common - Delek Holdings	Subordinated	General Partner	Total
Balance at December 31, 2015	9,478,273	2,799,258	11,999,258	495,445	24,772,234
GP units issued to maintain 2% interest	—	—	—	1,057	1,057
Unit-based compensation awards (1)	51,818	—	—	—	51,818
Delek Holdings unit repurchases from public	(266,676)	266,676	—	—	—
Subordinated unit conversion	—	11,999,258	(11,999,258)	—	—
Balance at December 31, 2016	9,263,415	15,065,192	—	496,502	24,825,109
GP units issued to maintain 2% interest	—	—	—	1,102	1,102
Unit-based compensation awards (1)	54,026	—	—	—	54,026
Delek Holdings unit repurchases from public	(228,854)	228,854	—	—	—
Balance at December 31, 2017	9,088,587	15,294,046	—	497,604	24,880,237
GP units issued to maintain 2% interest	—	—	—	434	434
Unit-based compensation awards (1)	21,220	—	—	—	21,220
Balance at December 31, 2018	9,109,807	15,294,046	—	498,038	24,901,891
(1) Unit-based compensation awards are presented net of 598, 14,053 and 17,276 units withheld for taxes as of December 31, 2018, 2017 and 2016, respectively.

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

Notes to Consolidated Financial Statements

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to partners	$90,182	$69,409	$62,804
Less: General partner's IDRs	(24,224)	(17,389)	(11,160)
Net income available to partners	$65,958	$52,020	$51,644
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1,319	1,040	1,033
General partner's IDRs	24,224	17,389	11,160
Total general partner's interest in net income	$25,543	$18,429	$12,193

Incentive Distribution Rights
Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest. Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of $0.43125 per unit per quarter. The maximum distribution is 48.0% and does not include any distributions that our general partner or its affiliates may receive on common or general partner units that it owns. The incentive distribution rights held by our general partner currently entitle it to receive the maximum distribution.

Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2016	$0.680	$2.72	$20,537	February 14, 2017	February 3, 2017
March 31, 2017	$0.690	$2.76	$21,024	May 12, 2017	May 5, 2017
June 30, 2017	$0.705	$2.82	$21,783	August 11, 2017	August 4, 2017
September 30, 2017	$0.715	$2.86	$22,270	November 14, 2017	November 7, 2017
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018	February 2, 2018
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 31, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019

Notes to Consolidated Financial Statements

The allocation of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2018, 2017 and 2016 is set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2018	2017	2016
General partner's distributions:
General partner's distributions	$1,553	$1,408	$1,277
General partner's IDRs	24,224	17,389	11,160
Total general partner's distributions	25,777	18,797	12,437

Limited partners' distributions:
Common	76,113	69,057	58,158
Subordinated	—	—	4,424
Total limited partners' distributions	76,113	69,057	62,582
Total cash distributions	$101,890	$87,854	$75,019

Cash distributions per limited partner unit	$3.120	$2.835	$2.575

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
We incurred approximately $0.7 million, $0.7 million and $0.6 million of unit-based compensation expense related to the Partnership during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the LTIP is determined based on the closing market price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP. The total fair value of phantom units vested was $0.7 million, $1.7 million and $1.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was $0.3 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.4 years.

Notes to Consolidated Financial Statements

A summary of our unit award activity for the years ended December 31, 2018, 2017 and 2016, is set forth below:

		Number of Phantom Units	Weighted-Average Grant Price
Non-vested	December 31, 2015	145,072	$24.76
Granted		12,475	$26.05
Vested		(69,094)	$24.66
Forfeited		(14,500)	$22.65
Non-vested	December 31, 2016	73,953	$25.49
Granted		10,090	$32.2
Vested		(68,079)	$24.6
Forfeited		—	$—
Non-vested	December 31, 2017	15,964	$33.54
Granted		19,536	$28.57
Vested		(21,818)	$31.76
Non-vested	December 31, 2018	13,682	$29.29

14. Equity Method Investments
We have two joint ventures that have constructed separate crude oil pipeline systems and related ancillary assets, which are serving third parties and subsidiaries of Delek Holdings. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Rangeland Energy II, LLC ("Rangeland Energy") to operate the other pipeline system. During 2018, Rangeland Energy was acquired by Andeavor and the legal entity in which we have an equity investment became Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics").
The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under the 2014 Credit Facility.  As of December 31, 2018 and December 31, 2017, the Partnership's investment balance in these joint ventures was $104.8 million and $106.5 million, respectively.
We do not consolidate any part of the assets or liabilities or operating results of our equity method investees. Our share of net income or loss of the investees will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates. With respect to CP LLC and Andeavor Logistics, we determined that these entities do not represent variable interest entities and consolidation is not required. We have the ability to exercise significant influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting. Our investment in these joint ventures is reflected in our pipelines and transportation segment.
Summarized Financial Information
Combined summarized financial information for our equity method investees is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Current assets	$15,450	$12,671
Non-current assets	$240,852	$244,329
Current liabilities	$4,362	$1,798

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenues	$35,050	$28,805	$2,217
Gross profit	$17,690	$13,344	$(2,048)
Net Income/loss	$15,701	$10,714	$(3,641)

Notes to Consolidated Financial Statements

15. Segment Data
We aggregate our operating segments into two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling:

•
The assets and investments reported in the pipelines and transportation segment provide crude oil gathering, and crude oil, intermediate and refined products transportation and storage services to Delek Holdings' refining operations and independent third parties.

•	The wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings' refining operations and independent third parties.
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

Notes to Consolidated Financial Statements

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Pipelines and Transportation
Net revenues:
Affiliate	138,418	$109,298	103,749
Third party	15,149	12,431	18,423
Total pipelines and transportation	153,567	121,729	122,172
Cost of materials and other	19,878	18,210	19,425
Operating expenses (excluding depreciation and amortization)	39,934	33,240	29,235
Segment contribution margin	$93,755	$70,279	$73,512
Capital spending (1)	$6,840	$14,262	$8,478

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (2)	102,391	46,982	45,815
Third party	401,651	369,364	280,072
Total wholesale marketing and terminalling	504,042	416,346	325,887
Cost of materials and other	409,183	354,680	282,733
Operating expenses (excluding depreciation and amortization)	18,810	10,034	7,963
Segment contribution margin	$76,049	$51,632	$35,191
Capital spending (1)	$4,725	$4,141	$3,289

Consolidated
Net revenues:
Affiliate	$240,809	$156,280	$149,564
Third party	416,800	381,795	298,495
Total Consolidated	657,609	538,075	448,059
Cost of materials and other	429,061	372,890	302,158
Operating expenses (excluding depreciation and amortization presented below)	58,744	43,274	37,198
Contribution margin	169,804	121,911	108,703
General and administrative expenses	17,166	11,840	10,256
Depreciation and amortization	25,990	21,914	20,813
Loss (gain) on asset disposals	891	(20)	(16)
Operating income	$125,757	$88,177	$77,650
Capital spending (1)	$11,565	$18,403	$11,767

(1) Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition for the year ended December 31, 2018.
(2) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

Notes to Consolidated Financial Statements

The following table summarizes the total assets for each segment as of December 31, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2018	2017
Pipelines and transportation	$387,333	$349,351
Wholesale marketing and terminalling	237,260	94,179
Total assets	$624,593	$443,530

16. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments.
We apply the provisions of ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to commodity derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements at this time.
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
Commodity swaps, exchange-traded futures, physical commodity forward purchase and sale contracts are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2018 and 2017 was as follows: (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$186	$—	$186
Total assets	—	186	—	186
Liabilities
Commodity derivatives	—	(2)	—	(2)
Net liabilities	$—	$184	$—	$184

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities
Commodity derivatives	—	(1,087)	—	(1,087)
Net liabilities	$—	$(1,087)	$—	$(1,087)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements, which reflects our policy wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists.
As of December 31, 2018 and 2017, we had cash collateral of $0.4 million and $0.3 million, respectively, netted with the net derivative position of our counterparty. See Note 17 for further information regarding derivative instruments.

Notes to Consolidated Financial Statements

17. Derivative Instruments
From time to time, we enter into forward fuel contracts to limit the exposure to price fluctuations for physical purchases of refined products in the normal course of business. We use derivatives to reduce the impact of market price volatility on our results of operations. Typically, we enter into forward fuel contracts with major financial institutions in which we fix the purchase price of refined grade fuel for a predetermined number of units with fulfillment terms of less than 90 days.
The following table presents the fair value of our derivative instruments, as of December 31, 2018 and 2017. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash deficit or collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our accompanying consolidated balance sheets. During the years ended December 31, 2018 and 2017, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying consolidated statements of income and comprehensive income. See Note 16 for further information regarding the fair value of derivative instruments.

(in thousands)		December 31, 2018		December 31, 2017
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
Commodity derivatives (1)	Other current assets	$186	$(2)	$—	$(1,087)
Total gross fair value of derivatives		186	(2)	—	(1,087)
Less: Counterparty netting and cash deficit (collateral) (2)		(404)	(2)	—	(290)
Total net fair value of derivatives		$590	$—	$—	$(797)
(1) As of December 31, 2018 and 2017, we had open derivative contracts representing 82,000 barrels and 370,000 barrels, respectively, of refined petroleum products.
(2) As of December 31, 2018 and 2017, we had cash collateral of $0.4 million and $0.3 million, respectively, netted with the net derivative position of our counterparty.

Recognized gains (losses) associated with our derivatives for the years ended December 31, 2018 and 2017 were as follows (in thousands):

		Year Ended December 31,
Derivative Type	Income Statement Location	2018	2017	2016

Commodity derivatives	Cost of materials and other	3,325	(1,550)	(2,122)

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
The Partnership is not a taxable entity for federal income tax purposes. While most states do not impose an entity level tax on partnership income, the Partnership is subject to entity level tax in both Tennessee and Texas. The Partnership does not file a separate Texas tax return. Our results of operations are included in Delek Holdings’ consolidated return. However, the provisions of ASC 740 have been followed as if we were a stand-alone entity. As a result, the Partnership must record deferred income taxes for the differences between book and tax bases of its assets and liabilities based on those states' enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The total non-current deferred tax assets were $0.3 million and $0.4 million as of December 31, 2018 and 2017, respectively, and are included in other non-current assets in our accompanying consolidated balance sheets. The majority component of our non-current deferred tax assets as of December 31, 2018 and 2017 was depreciation and amortization.

Notes to Consolidated Financial Statements

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
State income taxes	$534	(222)	121
Other items	$—	—	(40)
Income tax expense (benefit)	$534	$(222)	$81

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current	$382	$(111)	$254
Deferred	$152	(111)	(173)
Total	$534	$(222)	$81

Delek Holdings files a consolidated Texas gross margin tax return, and tax payments for the Partnership are paid by Delek Holdings. Therefore, a portion of the current tax payable is included in accounts receivable/payable from related parties. As of December 31, 2018 and 2017, income taxes payable of $0.3 million were included in accounts receivable/payable from related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance. The consolidated Texas franchise tax return for Delek Holdings, including the Partnership, is currently under examination for tax years 2014 and 2015. No material adjustments have been identified at this time.
We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2018 or 2017, and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2018, 2017 or 2016. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

Notes to Consolidated Financial Statements

19. Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our financial statements. See "Crude Oil Releases" below for discussion of an enforcement action.
Environmental Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices and pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, saltwells, trucks and related operations, and may be subject to revocation, modification and renewal.
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
Crude Oil Releases
We have experienced several crude oil releases involving our assets, including, but not limited to, the following releases:

•	On December 25, 2018 a release of an undetermined quantity of crude oil occurred on one of our gathering lines near Norphlet, Arkansas (the "Norphlet Release");

•	On December 13, 2018 a release of an undetermined quantity of crude oil occurred on one of our gathering lines near Smackover, Arkansas (the "Smackover-Langley Release");

•	In November 2018, a release of approximately 20 barrels of crude oil occurred near Smackover, Arkansas;

•	On March 15, 2018 a release of approximately 10 barrels of crude oil occurred on one of our gathering lines located on property owned by Clean Harbors, Inc. in El Dorado, Arkansas;

•	In February 2018, a release of approximately 50 barrels of crude oil occurred from a line near one of our storage facilities located south of El Dorado, Arkansas;

•	In February 2018, a release of approximately 250 barrels of crude oil, occurred from our SALA Gathering System near Urbana, Arkansas Station; and

•
In March 2013, a release of approximately 5,900 barrels of crude oil, the majority of which was contained on-site, occurred from a pumping facility at our Magnolia Station located west of the El Dorado Refinery (the "Magnolia Release").

Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed, with the exception of the Smackover-Langley Release and the Norphlet Release, which are expected to be remediated in the third and first quarters of 2019, respectively. However, regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of December 31, 2018, we have accrued $1.5 million and $0.5 million for the Smackover-Langley Release and the Norphlet Release, respectively, for remediation and other such matters. Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our consolidated statements of income and comprehensive income and are subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do

Notes to Consolidated Financial Statements

not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek Holdings for such costs.
During the year ended December 31, 2018, we recorded approximately $0.4 million of expense, which is net of total reimbursable costs from Delek Holdings pursuant to the terms of the Omnibus Agreement of $9.8 million for the year ended December 31, 2018 to cover the cost of certain asset failures that occurred in 2018.
The United States Department of Justice (the "DOJ"), on behalf of the EPA and the state of Arkansas, on behalf of the Arkansas Department of Environmental Quality, have been pursuing an enforcement action against the Partnership with regard to potential violations of the Clean Water Act and certain state laws arising from the Magnolia Release since June 2015. On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of the Partnership's wholly-owned subsidiaries, Delek Logistics Operations, LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas. On December 12, 2018, the claims against the Partnership were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned pursuant to payment of monetary penalties and other relief. As of December 31, 2018, we have accrued $2.2 million for the Magnolia Release, which represents the full settlement amount for these proceedings. The accrual is recorded in pipeline release liabilities in our consolidated balance sheet.
Contracts and Agreements
The majority of the petroleum products we sold in west Texas prior to December 31, 2017 were purchased from Noble Petro, Inc. ("Noble Petro"). Under the terms of a supply contract with Noble Petro that expired on December 31, 2017, we purchased petroleum products at the Abilene, Texas terminal, which we own, for sales and exchanges with third parties at the Abilene, Texas and San Angelo, Texas terminals. We leased the Abilene and San Angelo, Texas terminals to Noble Petro under a separate Terminal and Pipeline Lease and Operating Agreement, that expired on December 31, 2017. During 2018, we purchased spot barrels from various third parties and from Delek Holdings for sale to wholesale customers in west Texas.
Letters of Credit
As of December 31, 2018, we had no letters of credit in place under the DKL Credit Facility.
Operating Leases
We lease certain equipment and have surface leases under various operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. None of these lease arrangements include fixed rental rate increases. Lease expense for all operating leases for the years ended December 31, 2018, 2017 and 2016 totaled $6.2 million, $5.6 million and $5.7 million, respectively.
The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2018 (in thousands):

2019	$5,755
2020	5,659
2021	5,337
2022	5,031
2023	2,429
Thereafter	8
Total future minimum rentals	$24,219

Notes to Consolidated Financial Statements

20.  Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2018 and 2017 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data).

	For the Three Month Periods Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net revenues	$167,921	$166,280	$164,110	$159,298
Operating income	$27,277	$34,710	$32,624	$31,147
Net income	$19,995	$25,582	$23,326	$21,280
Limited partners' interest in net income	$14,365	$19,370	$16,690	$14,215
Net income per limited partner unit:
Common (basic)	$0.59	$0.79	$0.68	$0.58
Common (diluted)	$0.59	$0.79	$0.68	$0.58

	For the Three Month Periods Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net revenues	$129,473	$126,769	$130,626	$151,207
Operating income	$18,472	$23,371	$22,636	$23,698
Net income	$14,595	$18,977	$16,923	$18,914
Limited partners' interest in net income	$10,486	$14,425	$12,178	$13,891
Net income per limited partner unit:
Common (basic)	$0.43	$0.59	$0.50	$0.57
Common (diluted)	$0.43	$0.59	$0.50	$0.57

21. Subsequent Events
Distribution Declaration
On January 24, 2019, our general partner's board of directors declared a quarterly cash distribution of $0.810 per unit, paid on February 12, 2019, to unitholders of record on February 4, 2019.

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

By:    /s/ Kevin Kremke
Kevin Kremke
Executive Vice President and Chief Financial Officer

Dated: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

/s/ Kevin L. Kremke
Kevin L. Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles J. Brown, III
Charles J. Brown, III
Director

/s/ Francis C. D'Andrea
Francis C. D'Andrea
Director

/s/ Eric D. Gadd
Eric D. Gadd
Director

/s/ Assi Ginzburg
Assi Ginzburg
Director and Executive Vice President

/s/ Frederec Green
Frederec Green
Director and Executive Vice President

/s/ Ron W. Haddock
Ron W. Haddock
Director

/s/ Reuven Spiegel
Reuven Spiegel
Director