Form 10-Q
period 2019-03-31
Delek Logistics Partners, LP
filed 2019-05-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Units Representing Limited Partnership Interests	DKL	New York Stock Exchange
At May 3, 2019, there were 24,407,405 common limited partner units and 498,110 general partner units outstanding.

Table of Contents

Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			46	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		46	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Cash Flows
	5	Condensed Consolidated Statement of Partner's Equity (Deficit)		47	Item 6. Exhibits
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	48	Signatures
		8	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions
		11	Note 4 - Revenues
		12	Note 5 - Net Income Per Unit
		13	Note 6 - Inventory
		13	Note 7 - Long-Term Obligations
		14	Note 8 - Equity
		16	Note 9 - Equity Based Compensation
		17	Note 10 - Equity Method Investments
		17	Note 11 - Segments
		19	Note 12 - Fair Value Measurements
		20	Note 13 - Derivative Instruments
		21	Note 14 - Income Taxes
		22	Note 15 - Commitments and Contingencies
		23	Note 16 - Leases
		24	Note 17 - Subsequent Events

25	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	33	Summary Financial and Other Information
	35	Results of Operations
		35	Consolidated
		37	Pipelines and Transportation
		39	Wholesale Marketing and Terminalling
	42	Liquidity and Capital Resources

45	Item 3. Quantitative and Qualitative Disclosures about Market Risk

45	Item 4. Controls and Procedures

2 |

Financial Statements

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,356	$4,522
Accounts receivable	21,538	21,586
Inventory	6,669	5,491
Other current assets	629	969
Total current assets	34,192	32,568
Property, plant and equipment:
Property, plant and equipment	453,591	452,746
Less: accumulated depreciation	(146,712)	(140,184)
Property, plant and equipment, net	306,879	312,562
Equity method investments	107,830	104,770
Operating lease right-of-use assets	19,186	—
Goodwill	12,203	12,203
Marketing Contract Intangible, net	136,407	138,210
Other non-current assets	23,511	24,280
Total assets	$640,208	$624,593
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$5,511	$14,226
Accounts payable to related parties	10,522	7,833
Excise and other taxes payable	4,496	4,069
Pipeline release liabilities	3,293	4,419
Current portion of operating lease liabilities	4,258	—
Accrued expenses and other current liabilities	10,940	5,958
Total current liabilities	39,020	36,505
Non-current liabilities:
Long-term debt	705,175	700,430
Asset retirement obligations	5,290	5,191
Operating lease liabilities, net of current portion	14,928	—
Other non-current liabilities	17,700	17,290
Total non-current liabilities	743,093	722,911
Deficit:
Common unitholders - public; 9,113,359 units issued and outstanding at March 31, 2019 (9,109,807 at December 31, 2018)	168,389	171,023
Common unitholders - Delek Holdings; 15,294,046 units issued and outstanding at March 31, 2019 (15,294,046 at December 31, 2018)	(303,902)	(299,360)
General partner - 498,110 units issued and outstanding at March 31, 2019 (498,038 at December 31, 2018)	(6,392)	(6,486)
Total deficit	(141,905)	(134,823)
Total liabilities and deficit	$640,208	$624,593
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended
	March 31,
	2019	2018
Net revenues:
Affiliates (1)	$62,965	$61,644
Third party	89,518	106,277
Net revenues	152,483	167,921
Cost of sales:
Cost of materials and other	96,265	119,032
Operating expenses (excluding depreciation and amortization presented below)	15,307	11,898
Depreciation and amortization	6,124	5,464
Total cost of sales	117,696	136,394
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	751	679
General and administrative expenses	4,473	2,975
Depreciation and amortization	450	536
Loss on asset disposals	2	60
Total operating costs and expenses	123,372	140,644
Operating income	29,111	27,277
Interest expense, net	11,301	8,062
(Income) from equity method investments	(1,951)	(858)
Total non-operating expenses, net	9,350	7,204
Income before income tax expense	19,761	20,073
Income tax expense	65	78
Net income attributable to partners	$19,696	$19,995
Comprehensive income attributable to partners	$19,696	$19,995

Less: General partner's interest in net income, including incentive distribution rights	7,270	5,630
Limited partners' interest in net income	$12,426	$14,365

Net income per limited partner unit:
Common units - (basic)	$0.51	$0.59
Common units - (diluted)	$0.51	$0.59

Weighted average limited partner units outstanding:
Common units - (basic)	24,407,168	24,382,633
Common units - (diluted)	24,416,058	24,393,746

Cash distributions per limited partner unit	$0.820	$0.750

(1)	See Note 3 for a description of our material affiliate revenue transactions.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Partner's Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	$(134,823)
Cash distributions (1)	(7,352)	(12,388)	(7,179)	(26,919)
GP Units Issued to maintain 2% interest	—	—	2	2
Net income attributable to partners	4,664	7,762	7,270	19,696
Unit-based compensation	53	88	3	144
Other	1	(4)	(2)	(5)
Balance at March 31, 2019	$168,389	$(303,902)	$(6,392)	$(141,905)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2017	$174,378	$(197,206)	$(6,397)	$(29,225)
Distributions to Delek Holdings for Big Spring Asset Acquisition	—	(96,822)	(1,976)	(98,798)
Cash distributions	(6,590)	(11,088)	(5,100)	(22,778)
Net income attributable to partners	5,355	9,010	5,630	19,995
Unit-based compensation	54	91	2	147
Other	—	—	13	13
Balance at March 31, 2018	$173,197	$(296,015)	$(7,828)	(130,646)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$19,696	$19,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,574	6,000
Non-cash lease expense	1,016	—
Amortization of customer contract intangible assets	1,803	601
Amortization of deferred revenue	(402)	(350)
Amortization of deferred financing costs and debt discount	905	656
Accretion of asset retirement obligations	99	78
Income from equity method investments	(1,951)	(858)
Dividends from equity method investments	1,488	1,033
Loss on asset disposals	2	60
Unit-based compensation expense	144	147
Changes in assets and liabilities:
Accounts receivable	48	(2,352)
Inventories and other current assets	(838)	7,977
Accounts payable and other current liabilities	(5,177)	7,091
Accounts receivable/payable to related parties	2,689	(15,790)
Non-current assets and liabilities, net	109	(632)
Net cash provided by operating activities	26,205	23,656
Cash flows from investing activities:
Asset acquisitions, net of assumed asset retirement obligation liabilities	—	(72,376)
Purchases of property, plant and equipment	(1,181)	(3,253)
Proceeds from sales of property, plant and equipment	12	91
Purchases of intangible assets	—	(144,219)
Distributions from equity method investments	804	660
Equity method investment contributions	(3,401)	—
Net cash used in investing activities	(3,766)	(219,097)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	2	13
Distributions to general partner	(7,179)	(5,100)
Distributions to common unitholders - public	(7,352)	(6,590)
Distributions to common unitholders - Delek Holdings	(12,388)	(11,088)
Distributions to Delek Holdings unitholders and general partner related to Big Spring Logistic Assets Acquisition	—	(98,798)
Proceeds from revolving credit facility	119,000	409,200
Payments of revolving credit facility	(114,500)	(94,400)
Reimbursement of capital expenditures by Delek Holdings	812	2,316
Net cash (used in) provided by financing activities	(21,605)	195,553
Net increase in cash and cash equivalents	834	112
Cash and cash equivalents at the beginning of the period	4,522	4,675
Cash and cash equivalents at the end of the period	$5,356	$4,787
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,997	$3,009
Income taxes	$58	$—
Non-cash investing activities:
Decrease in accrued capital expenditures	$(276)	$(1,004)
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$20,202	$—

See accompanying notes to the condensed consolidated financial statements

6 |

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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K.
All adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. All intercompany accounts and transactions have been eliminated. Such intercompany transactions do not include those with Delek Holdings' or our general partner, which are presented as related parties in these accompanying condensed consolidated financial statements. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
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
Depreciation and amortization is separately presented in our statement of income and disclosed by reportable segment in Note 11.
New Accounting Pronouncements Adopted During Q1 2019
Accounting Standard Update ("ASU") 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the Financial Accounting Standards Board (the "FASB") issued guidance to better align financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The guidance was intended to create more transparency in the presentation of financial results, both on the face of the financial statements and in the footnotes, and simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies are required to apply the guidance on a modified retrospective transition method in which the cumulative effect of the change is recognized within equity in the consolidated balance sheet as of the date of adoption. We adopted this guidance on the effective date and the adoption did not have a material impact on our business, financial condition and results of operations.

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-02, Leases
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. The guidance was subsequently amended to consider the impact of practical expedients and provide additional clarifications. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new lease standard on January 1, 2019. We elected the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. For certain lease classes, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we elected the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We have not elected the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term. The adoption of the lease accounting guidance had no impact on January 1, 2019 retained earnings and resulted in the recognition of a $20.2 million lease liability and a corresponding right-of-use asset on our consolidated balance sheet. The adoption did not have a material impact on our consolidated income statement. See Note 16 for further information.
Accounting Pronouncements Not Yet Adopted
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on or before the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.
ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance is effective for interim and annual periods beginning after December 15, 2019. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

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
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into new contracts and amended certain existing contracts, including entering into new pipelines, storage and throughput facilities and asphalt services agreements. The transaction and related agreements were approved by the Conflicts Committee of the board of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Logistic Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The excess of the cash paid over the historical carrying value of the assets acquired from Delek Holdings amounted to $98.8 million and was recorded as a reduction in equity. The historical carrying value of the Big Spring Logistic Assets as of the acquisition date was $72.0 million, which is net of $0.8 million of assumed asset retirement obligations. Prior periods have not been recast, as these assets did not constitute a business in

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

accordance with ASU 2017-01, Clarifying the Definition of a Business. We capitalized approximately $0.4 million of acquisition costs related to the Big Spring Logistic Assets Acquisition during the three months ended March 31, 2018.
Marketing Contract Intangible Acquisition
Additionally, concurrent with the Big Spring Logistic Assets Acquisition, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain refined products produced at or sold from the Big Spring Refinery to various customers in return for a marketing fee (the "Marketing Contract Intangible Acquisition"). We recorded a related contract intangible asset in the amount of $144.2 million based on the amount paid to enter into the contract, which represents the fair value of the intangible asset. The contract intangible asset is amortized over a twenty year period as a component of net revenues from affiliates. The total consideration paid was financed through borrowings under the Partnership's revolving credit facility. This transaction and related marketing agreement were approved by the Conflicts Committee of the board of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for a more detailed description of this marketing agreement.

Note 3 - Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. In November 2017, Delek Holdings opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings in respect to the Tyler Refinery, the initial term has been extended through 2026. The current term of certain of our agreements with Delek Holdings were required to be further extended pursuant to the amended and restated DKL Credit Facility (as defined in Note 7), which extensions were effective in the fourth quarter of 2018. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission ("FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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
See our Annual Report on Form 10-K for a more complete description of our material commercial agreements and other agreements with Delek Holdings.
Big Spring Pipeline, Storage and Throughput Facilities Agreement
In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP, a Texas limited partnership and an indirect, wholly-owned subsidiary of Delek Holdings (“Alon USA, LP”), and DKL Big Spring, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Partnership, entered into the Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistic Assets and Duncan Terminal) (the “Logistics Agreement”). Under the Logistics Agreement, the Partnership will provide storage and throughput services for crude oil and refined petroleum products owned by Alon USA, LP or its assignee, at certain of the Big Spring Logistic Assets owned and operated by the Partnership. The Partnership will charge fees to Alon USA, LP based on throughput volumes received or delivered ranging from $0.05 to $0.66 per barrel and related storage fees depending on the type of service or product. The fees under the Logistics Agreement may be adjusted annually for inflation. The initial term of the Logistics Agreement is ten years; the Partnership has a one-time option to extend the Logistics Agreement for up to five additional years; and the Logistics Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company and certain of the Partnership's and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended from time to time in connection with acquisitions from Delek (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $3.9 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of $0.8 million and $2.3 million during the three months ended March 31, 2019 and 2018, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2019, we have recorded a receivable from related parties of $1.5 million for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expense. We were reimbursed $3.5 million for these matters during the three months ended March 31, 2019. We had no reimbursements for such matters during the three months ended March 31, 2018.
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provide other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership for the three months ended March 31, 2019 were $1.9 million. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Summary of Transactions
Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing and products terminalling services provided primarily to Delek Holdings based on regulated tariff rates or contractually based fees and product sales. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek Holdings, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

include reimbursement and indemnification amounts from Delek Holdings, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek Holdings for direct or allocated costs and expenses incurred by Delek Holdings on behalf of the Partnership and for charges Delek Holdings incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative expenses. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in cost of materials and other.
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues	$62,965	$61,644
Purchases from Affiliates	$79,434	$83,401
Operating and maintenance expenses	$9,925	$7,489
General and administrative expenses	$1,370	$957

Quarterly Cash Distributions
Our common and general partner unitholders and the holders of Incentive Distribution Rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February 2019, we paid quarterly cash distributions of $26.9 million, of which $19.6 million were paid to Delek Holdings and our general partner. In February 2018, we paid quarterly cash distributions of $22.8 million, of which $16.2 million were paid to Delek Holdings and our general partner. On April 26, 2019, our general partner's board of directors declared a quarterly cash distribution totaling $27.4 million, based on the available cash as of the date of determination for the end of the first quarter of 2019, payable on May 14, 2019, of which $20.0 million is expected to be paid to Delek Holdings and our general partner, including the distribution as holder of the IDRs described in Note 8.

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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $306.9 million net property, plant, and equipment balance as of March 31, 2019, $257.7 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$3,974	$120	$4,094
Product Revenue - Third Party	—	85,424	85,424
Product Revenue - Affiliate	—	9,386	9,386
Lease Revenue - Affiliate (1)	36,659	16,920	53,579
Total Revenue	$40,633	$111,850	$152,483

(1) Net of $1.8 million of amortization expense for the three months ended related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of March 31, 2019, we expect to recognize $1.1 billion in service and lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms.
We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of March 31, 2019 were as follows (in thousands):

Remainder of 2019	$126,236
2020	167,965
2021	167,714
2022	166,587
2023 and thereafter	474,200
Total expected revenue on remaining performance obligations	$1,102,702

Note 5 - Net Income Per Unit
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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of March 31, 2019, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2019 is May 14, 2019. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income attributable to partners	$19,696	$19,995
Less: General partner's distribution (including IDRs) (1)	7,424	5,710
Less: Limited partners' distribution	20,014	18,287
Distributions in excess of earnings	$(7,742)	$(4,002)

General partner's earnings:
Distributions (including IDRs) (1)	$7,424	$5,710
Allocation of distributions in excess of earnings	(154)	(80)
Total general partner's earnings	$7,270	$5,630

Limited partners' earnings on common units:
Distributions	$20,014	$18,287
Allocation of distributions in excess of earnings	(7,588)	(3,922)
Total limited partners' earnings on common units	$12,426	$14,365

Weighted average limited partner units outstanding (2):
Common units - (basic)	24,407,168	24,382,633
Common units - (diluted)	24,416,058	24,393,746

Net income per limited partner unit (2):
Common units - (basic)	$0.51	$0.59
Common units - (diluted) (3)	$0.51	$0.59

(1) General partner distributions (including IDRs) consist of the 2.0% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. See Note 8 for further discussion related to IDRs.
(2) We base our calculation of net income per unit on the weighted-average number of common limited partner units outstanding during the period.
(3) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three months ended March 31, 2019 and 2018.

12 |

Note 6 - Inventory
Inventories consisted of $6.7 million and $5.5 million of refined petroleum products as of March 31, 2019 and December 31, 2018, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income, which amounted to a nominal amount during the three months ended March 31, 2019 and 2018.

Note 7 - Long-Term Obligations
DKL Credit Facility
Prior to September 28, 2018, the Partnership had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") bearing interest at (i) either a U.S. prime dollar rate or a LIBOR Rate for borrowings denominated in U.S. Dollars, or (ii) either a Canadian dollar prime rate, or a Canadian Dealer Offered Rate, for borrowings denominated in Canadian dollars (in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency). The 2014 Facility had a maturity date of December 30, 2019. The obligations under the 2014 Facility were secured by a first priority lien on substantially all of the Partnership's tangible and intangible assets. Additionally, a subsidiary of Delek Holdings provided a limited guaranty of the Partnership's obligations under the 2014 Facility.
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
The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a subsidiary of Delek Holdings, continues to provide a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. As of March 31, 2019 the principal amount of the Holdings Note was $102.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At March 31, 2019, the weighted average interest rate for our borrowings under the facility was approximately 5.1%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2019, this fee was 0.40% per year.
As of March 31, 2019, we had $461.2 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of March 31, 2019, were $388.8 million.
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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In May 2018, the 2025 Notes were exchanged for new notes with terms substantially identical in all material respects with the 2025 Notes except that the new notes do not contain terms with respect to transfer restrictions.
As of March 31, 2019, we had $250.0 million in outstanding principal amount of the 2025 Notes. Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $4.6 million and $1.4 million, respectively, as of March 31, 2019, and $4.8 million and $1.5 million, respectively, as of December 31, 2018.

Note 8 - Equity
We had 9,113,359 common limited partner units held by the public outstanding as of March 31, 2019. Additionally, as of March 31, 2019, Delek Holdings owned a 61.4% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 498,110 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2018 through March 31, 2019.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	9,109,807	15,294,046	498,038	24,901,891
General partner units issued to maintain 2% interest	—	—	72	72
Unit-based compensation awards (1)	3,552	—	—	3,552
Balance at March 31, 2019	9,113,359	15,294,046	498,110	24,905,515
(1) No units were withheld for taxes during the three months ended March 31, 2019.

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

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31, 2019
	2019	2018
Net income attributable to partners	19,696	$19,995
Less: General partner's IDRs	(7,016)	(5,337)
Net income available to partners	$12,680	$14,658
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	254	$293
General partner's IDRs	7,016	5,337
Total general partner's interest in net income	$7,270	$5,630

Incentive Distribution Rights
Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner's 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest. Our general partner also currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from operating surplus (as defined in our Partnership Agreement) in excess of 0.43125 per unit per quarter. The maximum distribution is 48.0% and does not include any distributions that our general partner or its affiliates may receive on common or general partner units that it owns. The IDRs held by our general partner currently entitle it to receive the maximum distribution.

Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019 (1)	May 7, 2019
(1) Expected date of distribution.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The allocations of total quarterly cash distributions made to general and limited partners for the three months ended March 31, 2019 and 2018 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2019	2018
General partner's distributions:
General partner's distributions	$408	$373
General partner's IDRs	7,016	5,337
Total general partner's distributions	7,424	5,710

Limited partners' distributions:
Common limited partners' distributions	20,014	18,287

Total cash distributions	$27,438	$23,997

Cash distributions per limited partner unit	$0.820	$0.750

Note 9 - Equity Based Compensation
We incurred approximately $0.1 million of unit-based compensation expense related to the Partnership during both the three months ended March 31, 2019 and 2018. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing market price of our common limited partner units on the grant

16 |

date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP.
As of March 31, 2019, there was $0.1 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.2 years.

Note 10 - Equity Method Investments
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
The Partnership's investments in these two entities were financed through a combination of cash from operations and borrowings under our senior secured revolving credit agreement.  As of March 31, 2019 and December 31, 2018, the Partnership's investment balance in these joint ventures was $107.8 million and $104.8 million, respectively.
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
Summarized Financial Information
Combined summarized financial information for 100% of our equity method investees is shown below (in thousands):

	March 31, 2019	December 31, 2018
Current assets	$21,948	$15,450
Non-current assets	$250,977	$240,852
Current liabilities	$12,719	$4,362

	Three Months Ended March 31,
	2019	2018
Revenues	$9,114	$7,990
Gross profit	$4,894	$3,234
Net Income	$4,417	$2,712

Note 11 - Segment Data
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

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

operating performance of each of its reportable segments based on segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Pipelines and Transportation
Net revenues:
Affiliate	$36,659	$29,462
Third party	3,974	4,251
Total pipelines and transportation	40,633	33,713
Cost of materials and other	5,567	4,441
Operating expenses (excluding depreciation and amortization)	10,834	9,622
Segment contribution margin	$24,232	$19,650
Capital spending (1)	424	$1,408

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (2)	$26,306	$32,182
Third party	85,544	102,026
Total wholesale marketing and terminalling	111,850	134,208
Cost of materials and other	90,698	114,591
Operating expenses (excluding depreciation and amortization)	5,224	2,955
Segment contribution margin	$15,928	$16,662
Capital spending (1)	480	$789

Consolidated
Net revenues:
Affiliate	$62,965	$61,644
Third party	89,518	106,277
Total Consolidated	152,483	167,921
Cost of materials and other	96,265	119,032
Operating expenses (excluding depreciation and amortization presented below)	16,058	12,577
Contribution margin	40,160	36,312
General and administrative expenses	4,473	2,975
Depreciation and amortization	6,574	6,000
Loss (gain) on asset disposals	2	60
Operating income	$29,111	$27,277
Capital spending (1)	904	$2,197

(1) Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition for the three months ended March 31, 2018.
(2) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the total assets for each segment as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Pipelines and transportation	$401,833	$387,333
Wholesale marketing and terminalling	238,375	237,260
Total assets	$640,208	$624,593

Property, plant and equipment and accumulated depreciation as of March 31, 2019 and depreciation expense by reporting segment for the three months ended March 31, 2019 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$359,213	$94,378	$453,591
Less: accumulated depreciation	(112,170)	(34,542)	(146,712)
Property, plant and equipment, net	$247,043	$59,836	$306,879
Depreciation expense for the three months ended March 31, 2019	$5,241	$1,333	$6,574

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of March 31, 2019.

Note 12 - Fair Value Measurements
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018 was as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$61	$—	$61
Total assets	—	61	—	61
Liabilities
Commodity derivatives	—	(87)	—	(87)
Net liabilities	$—	$(26)	$—	$(26)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$186	$—	$186
Total assets	—	186	—	186
Liabilities
Commodity derivatives	—	(2)	—	(2)
Net liabilities	$—	$184	$—	$184

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
As of March 31, 2019 and December 31, 2018, we had a cash collateral of $0.3 million and $0.4 million, respectively, netted with the net derivative position of our counterparty. See Note 13 for further information regarding derivative instruments.

Note 13 - Derivative Instruments
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

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair value of our derivative instruments as of March 31, 2019 and December 31, 2018. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including any cash deficit or collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our accompanying condensed consolidated balance sheets. During the three months ended March 31, 2019 and 2018, we did not elect hedge accounting treatment for these derivative positions. As a result, all changes in fair value are marked to market in the accompanying condensed consolidated statements of income and comprehensive income. See Note 12 for further information regarding the fair value of derivative instruments.

(in thousands)		March 31, 2019		December 31, 2018
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives:
Commodity derivatives (1)	Other current assets	$61	$(87)	$186	$(2)
Total gross fair value of derivatives		61	(87)	186	(2)
Less: Counterparty netting and cash deficit (collateral) (2)		(183)	(87)	(404)	(2)
Total net fair value of derivatives		$244	$—	$590	$—
(1) As of March 31, 2019 and December 31, 2018, we had open derivative contracts representing 68,000 barrels and 82,000 barrels, respectively, of refined petroleum products.
(2) As of March 31, 2019 and December 31, 2018, we had a cash collateral of $0.3 million and $0.4 million, respectively, netted with the net derivative position of our counterparty.

Recognized gains (losses) associated with our derivatives for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

		Three Months Ended March 31,
Derivative Type	Income Statement Location	2019	2018
Commodity derivatives	Cost of materials and other	$(1,014)	$1,583

Note 14 - Income Taxes
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

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices and pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, saltwells, trucks and related operations, and may be subject to revocation, modification and renewal. See "Crude Oil Releases" below for discussion of an enforcement action.
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
Crude Oil Releases
We have experienced several crude oil releases involving our assets, including four releases that occurred in the first quarter of 2019, three releases that occurred in the first quarter of 2018, and three releases that occurred in the fourth quarter of 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of March 31, 2019, we have accrued $1.1 million for remediation and other such matters related to these releases, which excludes the Magnolia Release accrual discussed below. Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our condensed consolidated statements of income and comprehensive income and the majority are subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek Holdings for such costs.
During the three months ended March 31, 2019 and 2018, we recorded approximately $0.1 million and a nominal amount of expense, respectively, which is net of total reimbursable costs from Delek Holdings pursuant to the terms of the Omnibus Agreement of $3.4 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively, to cover the costs of asset failures.
Many of the releases have occurred on our SALA Gathering System. Currently, we are in the process of decommissioning certain sections of the SALA Gathering System in an effort to improve the safety and integrity of the system. We do not expect for the decommissioning of certain gathering lines on the system to have a material effect on the operational capabilities of the system.
The United States Department of Justice (the "DOJ"), on behalf of the EPA, and the state of Arkansas, on behalf of the Arkansas Department of Environmental Quality, have been pursuing an enforcement action against the Partnership with regard to potential violations

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

of the Clean Water Act and certain state laws arising from the Magnolia Release since June 2015. On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of the Partnership's wholly-owned subsidiaries, Delek Logistics Operations, LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas. On December 12, 2018, the claims against the Partnership were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned in exchange for payment of monetary penalties and other relief. As of March 31, 2019, we accrued $2.2 million for the Magnolia Release. We believe this amount is adequate to cover our expected obligations related to these proceedings. The accrual is recorded in pipeline release liabilities in our condensed consolidated balance sheet. We expect to settle this accrual in the second half of 2019.
Letters of Credit
As of March 31, 2019, we had no letters of credit in place.

Note 16 - Leases
We lease certain pipeline and transportation equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Our leases do not have any outstanding renewal options. Certain leases also include options to purchase the leased equipment.
Certain of our lease agreements include rates based on equipment usage and others include rate inflationary indices based increases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Three months ended
(in thousands)	March 31, 2019
Lease Cost
Operating lease cost	$1,427
Short-term lease cost (1)	477
Total lease cost	$1,904

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,427)

Weighted-average remaining lease term (years) for operating leases	4.2

Weighted-average discount rate (2) operating leases	8.0%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of March 31, 2019 (in thousands) under ASC 842:

April 1 to December 31, 2019	$4,328
2020	5,659
2021	5,337
2022	5,031
2023	2,429
Thereafter	8
Total lease payment	22,792
Less: Interest	3,606
Present value of lease liabilities	$19,186

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2018 (in thousands) under ASC 840:

2019	$5,755
2020	5,659
2021	5,337
2022	5,031
2023	2,429
Thereafter	8
Total future minimum lease payments	$24,219

Note 17 - Subsequent Events
Distribution Declaration
On April 26, 2019, our general partner's board of directors declared a quarterly cash distribution of $0.820 per unit, payable on May 14, 2019, to unitholders of record on May 7, 2019.

24 |

Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2019 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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
Effective March 1, 2018, the Partnership acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' Big Spring, Texas refinery (the "Big Spring Refinery"). See Note 2 to our accompanying condensed consolidated financial statemetns for additional information on the acquisition.
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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek Holdings or its assignees and their support of and respective ability to pay us under our commercial agreements;

•	our future coverage, leverage, financial flexibility and growth, and our ability to improve performance and achieve distribution growth at any level or at all;

•	Delek Holdings' future growth, financial performance, share repurchases, crude oil supply pricing and flexibility and product distribution;

•	positive industry dynamics, including Permian Basin growth, efficiencies and takeaway capacity;

•
the age and condition of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, costs, penalties, regulatory or legal actions and other effects related to spills, releases and tank failures;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for refined products;

•	the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to purchase and sell in our west Texas wholesale business;

•	the suspension, reduction or termination of Delek Holdings' or its assignees' or third-party's obligations under our commercial agreements, including the duration, fees or terms thereof;

•	the results of our investments in joint ventures;

25 |

Management's Discussion and Analysis

•	the ability to secure commercial agreements with Delek Holdings or third parties upon expiration of existing agreements;

•
disruptions due to equipment interruption or failure, or other events, including cyber attacks, at our facilities, Delek Holdings’ facilities or third-party facilities on which our business is dependent;

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

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	our ability to successfully integrate acquired businesses;

•	disruptions due to acts of God, including natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
Business Overview

•	The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets.

•
We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties.

•
A substantial majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, El Dorado and Big Spring refineries.

•
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
The assets and investments in our pipelines and transportation segment consist of and have been made in pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store and, therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

26 |

Management's Discussion and Analysis

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
2019 Developments
Paline Pipeline Capacity. During the year ended December 31, 2018, we had separate agreements with an unrelated third party and a related party, Delek Refining, Ltd., for such parties to utilize certain capacity on the Paline Pipeline System. Pursuant to the terms of these agreements, each party executed a Transportation and Service Agreement, committing to a minimum volume commitment of 30,000 bpd (subject to proration), collectively using approximately 90% of the line capacity each month. The parties received the right to ship at a volume incentive rate of $0.75 per barrel. The initial term of each agreement ran through February 2019. The Partnership elected not to offer to extend these agreements and these agreements terminated on February 28, 2019. As a result, on March 1, 2019, the capacity previously used by these parties will be available for any party to ship on the capacity of the pipeline subject to a tariff on file with the FERC for service provided on the Paline Pipeline System, which is currently $1.57 per barrel.
How We Generate Revenue
The Partnership generates revenue by charging fees to Delek Holdings and third parties for gathering, transporting, offloading and storing crude oil and for marketing, distributing, transporting, throughputting and storing intermediate and refined products. We also wholesale market refined products primarily in the west Texas market. A substantial majority of our contribution margin, which we define as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization, is derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek Holdings and third parties are indexed to inflation-based indices. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically on July 1 of each year, by the amount of any change in various inflation-based indices, including FERC, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K filed with the SEC on March 1, 2019 for a discussion of our material commercial agreements with Delek Holdings.
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provide other related services. See Note 4 for additional information on this agreement.
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes (including pipeline throughput and terminal volumes); (ii) contribution margin per barrel; (iii) operating and maintenance expenses; (iv) cost of materials and other; and (v) EBITDA and distributable cash flow (as such terms are defined below).
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

27 |

Management's Discussion and Analysis

•	Delek Holdings' utilization of our assets in excess of its minimum volume commitments;

•	our ability to identify and execute acquisitions and organic expansion projects, and capture incremental volume increases from Delek Holdings or third parties;

•	our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals;

•	our ability to identify and serve new customers in our marketing and trucking operations; and

•	our ability to make connections to third-party facilities and pipelines.
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
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.82 per unit for the quarter ended March 31, 2019 ($3.28 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any potential future issuances of equity and debt securities. See Note 8 to the condensed consolidated financial statements for a discussion of historic cash distributions.

28 |

Management's Discussion and Analysis

Market Trends
Master Limited Partnerships
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Throughout the majority of 2018, the prices of crude oil and related refined products remained relatively consistent. However, during the fourth quarter of 2018, the prices of crude oil and related refined products decreased significantly due to seasonal impacts. During the first quarter of 2019, the prices of crude oil and related refined products began to rebound and increase. Drilling activity, particularly in the Permian Basin, which has attractive drilling economics supported by improved efficiencies and drilling cost, continues to be a source of favorable market conditions in the area. As market conditions are improving, our assets remain in demand and our operations will benefit from this environment, particularly in the west Texas area where our results are most driven by market factors. Additionally, we believe these market conditions will continue to facilitate the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
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
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products were stable for the majority of 2018 and in spite of a decrease in prices during the fourth quarter of 2018, demand for refined products from our west Texas operations to industries that support crude oil exploration and production began to rebound in the first quarter of 2019. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2018 and in the three months ended March 31, 2019.

29 |

Management's Discussion and Analysis

Also, the volatility of refined products prices may impact our margin in the west Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2018 and for the three months ended March 31, 2019.

30 |

Management's Discussion and Analysis

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $0.3 million and $1.2 million of RINs to Delek Holdings during the three months ended March 31, 2019 and 2018, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2018 and in the three months ended March 31, 2019.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

31 |

Management's Discussion and Analysis

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2019, from those disclosed in our Annual Report on Form 10-K.
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
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•
Earnings before interest, taxes , depreciation and amortization ("EBITDA") - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of customer contract intangible assets, which is included as a component of net revenues in our accompanying condensed consolidated statements of income.

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
We believe that the presentation of EBITDA and distributable cash flow provide information useful to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other partnerships in our industry, our definitions of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other partnerships, thereby diminishing their utility. For a reconciliation of EBITDA and distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "Results of Operations" below.

32 |

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
The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2019 and 2018, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow:
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended
	March 31,
	2019	2018
Net revenues:
Pipelines and transportation	$40,633	$33,713
Wholesale marketing and terminalling	111,850	134,208
Total	152,483	167,921
Operating costs and expenses:
Cost of materials and other	96,265	119,032
Operating expenses (excluding depreciation and amortization)	16,058	12,577
General and administrative expenses	4,473	2,975
Depreciation and amortization	6,574	6,000
Loss on asset disposals	2	60
Total operating costs and expenses	123,372	140,644
Operating income	29,111	27,277
Interest expense, net	11,301	8,062
(Income) from equity method investments	(1,951)	(858)
Total non-operating costs and expenses	9,350	7,204
Income before income tax expense	19,761	20,073
Income tax expense	65	78
Net income attributable to partners	$19,696	$19,995
Comprehensive income attributable to partners	$19,696	$19,995
EBITDA(1)	$39,439	$34,736

Less: General partner's interest in net income, including incentive distribution rights	7,270	5,630
Limited partners' interest in net income	$12,426	$14,365

Net income per limited partner unit:
Common units - (basic)	$0.51	$0.59
Common units - (diluted)	$0.51	$0.59

Weighted average limited partner units outstanding:
Common units - (basic)	24,407,168	24,382,633
Common units - (diluted)	24,416,058	24,393,746
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

33 |

Management's Discussion and Analysis

Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$19,696	$19,995
Add:
Income tax expense (benefit)	65	78
Depreciation and amortization	6,574	6,000
Amortization of customer contract intangible assets	1,803	601
Interest expense, net	11,301	8,062
EBITDA (1)	$39,439	$34,736
Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by operating activities	$26,205	$23,656
Changes in assets and liabilities	3,169	3,706
Distributions from equity method investments in investing activities	804	660
Non-cash lease expense	(1,016)	$—
Maintenance and regulatory capital expenditures (2)	(818)	(324)
Reimbursement from Delek Holdings for capital expenditures (3)	714	391
Accretion of asset retirement obligations	(99)	(78)
Loss (gain) on asset disposals	(2)	(60)
Distributable cash flow (1)	$28,957	$27,951
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
(3) For the three month periods ended March 31, 2019 and 2018, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

34 |

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the three months ended March 31, 2019 compared to the three months ended March 31, 2018
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended March 31,
Net Revenues:	2019	2018
Affiliates	$62,965	$61,644
Third-Party	89,518	106,277
Total Consolidated	152,483	167,921
Cost of materials and other	96,265	119,032
Operating expenses (excluding depreciation and amortization presented below)	16,058	12,577
Contribution margin	40,160	36,312
General and administrative expenses	4,473	2,975
Depreciation and amortization	6,574	6,000
Loss (gain) on asset disposals	2	60
Operating income	$29,111	$27,277

Net Revenues
Q1 2019 vs. Q1 2018
Net revenues decreased by $15.4 million, or 9.2%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 3.9 million gallons and 6.8 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.17 per gallon and $0.11 per gallon, respectively.
The decreases in the average volumes and in the average sales prices per gallon of gasoline and diesel sold in west Texas were partially offset by the following:

•
net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

Cost of Materials and Other
Q1 2019 vs. Q1 2018
Cost of materials and other decreased by $22.8 million, or 19.1%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	decreases in the average volumes purchased and in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel purchased decreased 3.9 million gallons and 6.8 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel purchased decreased $0.20 per gallon and $0.12 per gallon, respectively.

35 |

Management's Discussion and Analysis

Operating Expenses
Q1 2019 vs. Q1 2018
Operating expenses increased by $3.5 million, or 27.7%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including allocated employee costs and variable expenses such as utilities, due to operating the acquired assets for the entirety of the first quarter of 2019 compared to one month in the first quarter of 2018;

•	higher storage expenses associated with our tanks at the El Dorado Refinery due to increased labor and other operational costs allocated to us; and

•	higher employee costs, including incentive and insurance costs, allocated to us as a result of an increase in allocated employee headcount.

General and Administrative Expenses
Q1 2019 vs. Q1 2018
General and administrative expenses increased by $1.5 million, or 50.4%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	higher employee related expenses allocated to us in connection with the management of various projects for Delek Holdings pursuant to the DPG Management Agreement; and

•	a higher proportion of incentive and payroll expense allocated to us by Delek Holdings pursuant to the Omnibus Agreement.

Depreciation and Amortization
Q1 2019 vs. Q1 2018
Depreciation and amortization increased by $0.6 million, or 9.6%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
addition of assets to our asset base as a result of the Big Spring Logistic Assets Acquisition, for which we incurred expense for the entirety of the first quarter of 2019 compared to one month in the first quarter of 2018.

Interest Expense
Q1 2019 vs. Q1 2018
Interest expense increased by $3.2 million, or 40.2% in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
increased borrowings under the DKL Credit Facility as a result of the Big Spring Logistic Assets Acquisition that occurred late in the first quarter of 2018, prior to which we had lower average debt balances; and

•	higher floating interest rates applicable to the DKL Credit Facility.

Income Tax Expense
Q1 2019 vs. Q1 2018
Income tax expense was $0.1 million for both the first quarter of 2019 and the first quarter of 2018. Our effective tax rate was 0.3% for the first quarter of 2019, compared to 0.4% for the first quarter of 2018. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes, as the Partnership is subject to entity level tax in both Tennessee and Texas.

36 |

Management's Discussion and Analysis

Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment reporting is discussed in more detail in Note 11 to our accompanying condensed consolidated financial statements.

Segment contribution margin =	Net revenues -	Cost of materials and other -	Operating expenses, excluding depreciation and amortization
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. These assets include:
•the Lion Pipeline System
•the SALA Gathering System
•the Paline Pipeline System
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline

•	the El Dorado Tank Assets and El Dorado Rail Offloading Racks
•the Tyler Tank Assets and Tyler Crude Tank

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline

•	Effective March 1, 2018, this segment also includes the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition
In addition to these operating systems, we own or lease 125 tractors and 166 trailers used to haul primarily crude oil and other products for related and third parties.
The following tables and discussion present the results of operations and operating statistics of material assets of the pipelines and transportation segment for the three months ended March 31, 2019 and 2018:

Pipelines and Transportation
	Three Months Ended March 31,
	2019	2018
Net Revenues:
Affiliates	$36,659	$29,462
Third-Party	3,974	4,251
Total Pipelines and Transportation	40,633	33,713
Cost of materials and other	5,567	4,441
Operating expenses (excluding depreciation and amortization presented below)	10,834	9,622
Segment contribution margin	$24,232	$19,650

Throughputs (average bpd)
	Three Months Ended March 31,
	2019	2018
Lion Pipeline System:
Crude pipelines (non-gathered)	28,683	54,728
Refined products pipelines to Enterprise Systems	23,092	49,754
SALA Gathering System	16,998	16,672
East Texas Crude Logistics System	18,113	18,062

37 |

Management's Discussion and Analysis

Comparison of the three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net Revenues
Q1 2019 vs. Q1 2018
Net revenues for the pipelines and transportation segment increased $6.9 million, or 20.5%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the first quarter of 2019 compared to one month in the first quarter of 2018;

•	increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project for which there were no fees earned during the first quarter of 2018; and

•	increases in revenues associated with our trucking assets.

Cost of Materials and Other
Q1 2019 vs. Q1 2018
Cost of materials and other for the pipelines and transportation segment increased by $1.1 million, or 25.4%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increase in fees.

Operating Expenses
Q1 2019 vs. Q1 2018
Operating expenses for the pipelines and transportation segment increased by $1.2 million, or 12.6%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
operating costs associated with the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, including allocated employee costs and variable expenses such as utilities, due to operating the acquired assets for the entirety of the first quarter of 2019 compared to one month in the first quarter of 2018;

•	higher storage expenses associated with our tanks at the El Dorado Refinery due to increased labor and other operational costs allocated to us; and

•	higher employee costs, including incentive and insurance costs, allocated to us as a result of an increase in allocated employee headcount.

Contribution Margin
Q1 2019 vs. Q1 2018
Contribution margin for the pipelines and transportation segment increased by $4.6 million, or 23.3%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
increases in net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, the Delek Permian Gathering Project and our trucking assets, as described above.

38 |

Management's Discussion and Analysis

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2019 and 2018:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2019	2018
Net Revenues:
Affiliates	$26,306	$32,182
Third-Party	85,544	102,026
Total Wholesale Marketing and Terminalling	111,850	134,208
Cost of materials and other	90,698	114,591
Operating expenses (excluding depreciation and amortization presented below)	5,224	2,955
Segment contribution margin	$15,928	$16,662

Operating Information
	Three Months Ended March 31,
	2019	2018
East Texas - Tyler Refinery sales volumes (average bpd) (1)	68,577	73,244
Big Spring marketing throughputs (average bpd) (2)	87,741	75,139
West Texas marketing throughputs (average bpd)	13,314	15,942
West Texas gross margin per barrel	$3.56	$5.16
Terminalling throughputs (average bpd) (3)	152,469	143,476
(1) Excludes jet fuel and petroleum coke.
(2) Throughputs for the three months ended March 31, 2018 are for the 31 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 2 to our accompanying condensed consolidated financial statements.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal for three months ended March 31, 2018 are for the 31 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput for the three months ended March 31, 2018 was 11.3 million barrels, which averaged 125,639 bpd for the period.

Comparison of the three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net Revenues
Q1 2019 vs. Q1 2018
Net revenues for the wholesale marketing and terminalling segment decreased by $22.4 million, or 16.7%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 3.9 million gallons and 6.8 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.17 per gallon and $0.11 per gallon, respectively.
The decrease in net revenues for the wholesale marketing and terminalling segment was partially offset by:

•	revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

39 |

Management's Discussion and Analysis

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our west Texas operations.

Cost of Materials and Other
Q1 2019 vs. Q1 2018
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $23.9 million, or 20.9%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	decreases in the average volumes purchased and in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel purchased decreased 3.9 million gallons and 6.8 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel purchased decreased $0.20 per gallon and $0.12 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our west Texas operations for the three months ended March 31, 2019 and 2018. Refer to the Refined Products Volume chart above for a summary of volumes impacting our west Texas operations.

40 |

Management's Discussion and Analysis

Operating Expenses
Q1 2019 vs. Q1 2018
Operating expenses increased by $2.3 million, or 76.8%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
operating costs associated with the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition including allocated employee costs and variable expenses such as utilities, due to operating the acquired assets for the entirety of the first quarter of 2019 compared to one month in the first quarter of 2018; and

•	higher employee costs, including incentive and insurance costs, allocated to us as a result of an increase in allocated employee headcount.

Contribution Margin
Q1 2019 vs. Q1 2018
Contribution margin for the wholesale marketing and terminalling segment decreased by $0.7 million, or 4.4%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations as described above.
The decrease in contribution margin for the wholesale marketing and terminalling segment was partially offset by:

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.

41 |

Management's Discussion and Analysis

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

•	cash generated from operations;

•	borrowings under our revolving credit facility;

•	potential issuance of additional equity; and

•	potential issuance of additional debt securities.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including minimum quarterly cash distributions and capital expenditures.
Cash Distributions
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019 (1)	May 7, 2019
(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$26,205	$23,656
Net cash used in investing activities	(3,766)	(219,097)
Net cash (used in) provided by financing activities	(21,605)	195,553
Net increase in cash and cash equivalents	$834	$112

Operating Activities
Net cash provided by operating activities increased $2.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in cash provided by operations was primarily due to decreases in Accounts receivable/payable to related parties. Accounts receivable/payable to related parties was in a net payable position as of March 31, 2019, compared to a net receivable position as of March 31, 2018. The change from a net receivable to a net payable was due to increases in payables to Delek related to product purchases from the Big Spring Refinery. The decrease in Accounts receivable/payable to related parties was partially offset by a decrease in Accounts payable and other current liabilities as a result of payments made on certain capital projects.

42 |

Management's Discussion and Analysis

Investing Activities
Net cash used in investing activities decreased $215.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in cash used in investing activities was primarily due to acquisition activity that occurred during the three months ended March 31, 2018, with no comparable activity occurring during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Partnership paid $72.0 million for the assets acquired in the Big Spring Logistic Assets Acquisition and $144.2 million in connection with the Marketing Contract Intangible Acquisition. Also contributing to the decrease was a decrease in cash purchases of property, plant and equipment, which amounted to $1.2 million during the three months ended March 31, 2019 compared to $3.3 million during the three months ended March 31, 2018. Further contributing to the decrease was an increase in contributions made to our joint ventures, which amounted to $3.4 million during the three months ended March 31, 2019, with no comparable contributions made during the three months ended March 31, 2018.
Financing Activities
Net cash provided by financing activities decreased $217.2 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds under our revolving credit facility. We received net proceeds of $4.5 million under the revolving credit facility during the three months ended March 31, 2019, compared to net proceeds of $314.8 million under the revolving credit facility during the three months ended March 31, 2018. Further contributing to the decrease were increases in the quarterly cash distributions. We paid quarterly cash distributions totaling $26.9 million during the three months ended March 31, 2019, compared to quarterly cash distributions totaling $22.8 million during the three months ended March 31, 2018. Partially offsetting the decreases were distributions of $98.8 million related to the Big Spring Logistic Assets Acquisition made during the three months ended March 31, 2018, for which there was no comparable distribution during the three months ended March 31, 2019.
Cash Position and Indebtedness
As of March 31, 2019, we had $5.4 million cash and cash equivalents and we had total indebtedness of $705.2 million. Unused credit commitments under the revolving credit facility were $388.8 million, and we had no letters of credit in place at March 31, 2019. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2019. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Agreements Governing Certain Indebtedness of Delek Holdings
Although we are not contractually bound by and are not liable for Delek Holdings' debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek Holdings' credit arrangements require that Delek Holdings meet certain minimum covenant levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. Delek Holdings, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek Holdings to violate these and any other covenants in its credit arrangements or otherwise be in default under any of its credit arrangements. As a result we cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Delek Holdings' level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings' level of indebtedness and credit ratings.

43 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2019 and planned capital expenditures for the full year 2019 by segment and by major category (in thousands):

	Full Year 2019 Forecast	Three Months Ended March 31, 2019
Pipelines and Transportation
Regulatory (2)	$2,542	$96
Maintenance (1) (2)	4,129	314
Discretionary projects	14	14
Pipelines and transportation segment total	$6,685	$424

Wholesale Marketing and Terminalling
Regulatory (3)	$2,722	$9
Maintenance (1) (3)	2,376	98
Discretionary	433	373
Wholesale marketing and terminalling segment total	$5,531	$480

Total capital spending (4)	$12,216	$904

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

(2)
The majority of the $4.1 million and $2.5 million budgeted for maintenance and regulatory projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines and asset integrity improvements at certain of our pipeline facilities, respectively.

(3)
The majority of the $2.7 million and $2.4 million budgeted for regulatory and maintenance projects in the wholesale marketing and terminalling segment relates to improvements to our terminalling facilities at the Tyler Refinery and scheduled maintenance on our terminalling tanks and racks at certain of our terminals, respectively.

(4)
We decreased our capital spending forecast for 2019 to $12.2 million, down from the prior forecast of $17.3 million. We decreased our forecast as a result of changes to the anticipated completion dates of certain maintenance and discretionary projects.

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
The following is a summary of business segment capital expenditures for the three months ended March 31, 2018 (in thousands):

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

44 |

Management's Discussion and Analysis

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. As we do not take title to any of the crude oil that we handle, and typically we take title to only limited volumes of light products in our marketing business, we have limited direct exposure to risks associated with fluctuating commodity prices. However, from time to time, we enter into Gulf Coast product swap arrangements with respect to the products we purchase to hedge our exposure to fluctuations in commodity prices for the period between our purchase of products and subsequent sales to our customers. At March 31, 2019 and December 31, 2018, we had open derivative contracts representing 68,000 barrels and 82,000 barrels, respectively, of refined petroleum products. We recognized gains (loss) associated with commodity derivatives not designated as hedging instruments of $(1.0) million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. These amounts were recorded to cost of materials and other in the accompanying condensed consolidated statements of income. Refer to Note 13 to our accompanying condensed consolidated financial statements for additional detail related to our derivative instruments.
A hypothetical ten percent adverse change in year-end market prices of the underlying commodities being hedged by derivative contracts would result in a nominal decrease in market value of the hedge contracts at March 31, 2019.  This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment.
Interest Rate Risk
Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2019 would be to change interest expense by approximately $4.6 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and appropriately communicated to management. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

45 |

Legal Proceedings and Risk Factors

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 15 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure in Note 15, there have been no material developments to the proceedings previously reported in our Form 10-K, filed with the SEC on March 1, 2019.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018.

46 |

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Pursuant to the terms of our limited Partnership Agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended March 31, 2019. The sales listed below were exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
January 7, 2019	72	$30.22	$2,191

ITEM 6. EXHIBITS

Exhibit No.		Description
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

#	Filed herewith
##	Furnished herewith

47 |

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

Dated: May 8, 2019

48 |