Form 10-Q
period 2019-06-30
Delek Logistics Partners, LP
filed 2019-08-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-35721
DELEK LOGISTICS PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware			45-5379027
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

7102 Commerce Way	Brentwood	Tennessee	37027
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 2, 2019, there were 24,417,285 common limited partner units and 498,312 general partner units outstanding.

Table of Contents

Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			46	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		46	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		46	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	46	Item 6. Exhibits
		8	Note 2 - Acquisitions
		8	Note 3 - Related Party Transactions	47	Signatures
		11	Note 4 - Revenues
		12	Note 5 - Net Income Per Unit
		12	Note 6 - Inventory
		13	Note 7 - Long-Term Obligations
		14	Note 8 - Equity
		15	Note 9 - Equity Based Compensation
		16	Note 10 - Equity Method Investments
		17	Note 11 - Segments
		19	Note 12 - Income Taxes
		19	Note 13 - Commitments and Contingencies
		20	Note 14 - Leases
		21	Note 15 - Subsequent Events

22	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	30	Summary Financial and Other Information
	32	Results of Operations
		32	Consolidated
		36	Pipelines and Transportation
		39	Wholesale Marketing and Terminalling
	43	Liquidity and Capital Resources

45	Item 3. Quantitative and Qualitative Disclosures about Market Risk

45	Item 4. Controls and Procedures

2 |

Financial Statements

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,440	$4,522
Accounts receivable	26,852	21,586
Inventory	4,682	5,491
Other current assets	467	969
Total current assets	37,441	32,568
Property, plant and equipment:
Property, plant and equipment	454,581	452,746
Less: accumulated depreciation	(153,036)	(140,184)
Property, plant and equipment, net	301,545	312,562
Equity method investments	241,597	104,770
Operating lease right-of-use assets	18,793	—
Goodwill	12,203	12,203
Marketing Contract Intangible, net	134,605	138,210
Other non-current assets	23,126	24,280
Total assets	$769,310	$624,593
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$8,214	$14,226
Accounts payable to related parties	9,636	7,833
Excise and other taxes payable	4,238	4,069
Pipeline release liabilities	2,888	4,419
Current portion of operating lease liabilities	4,572	—
Accrued expenses and other current liabilities	5,622	5,958
Total current liabilities	35,170	36,505
Non-current liabilities:
Long-term debt	840,920	700,430
Asset retirement obligations	5,389	5,191
Operating lease liabilities, net of current portion	14,220	—
Other non-current liabilities	17,911	17,290
Total non-current liabilities	878,440	722,911
Deficit:
Common unitholders - public; 9,123,239 units issued and outstanding at June 30, 2019 (9,109,807 at December 31, 2018)	167,254	171,023
Common unitholders - Delek Holdings; 15,294,046 units issued and outstanding at June 30, 2019 (15,294,046 at December 31, 2018)	(305,827)	(299,360)
General partner - 498,312 units issued and outstanding at June 30, 2019 (498,038 at December 31, 2018)	(5,727)	(6,486)
Total deficit	(144,300)	(134,823)
Total liabilities and deficit	$769,310	$624,593

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
Affiliates (1)	$61,918	$53,080	$124,883	$114,724
Third party	93,424	113,200	182,942	219,477
Net revenues	155,342	166,280	307,825	334,201
Cost of sales:
Cost of materials and other	93,854	106,016	190,119	225,048
Operating expenses (excluding depreciation and amortization presented below)	16,521	14,114	31,828	26,012
Depreciation and amortization	6,188	6,571	12,312	12,035
Total cost of sales	116,563	126,701	234,259	263,095
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	806	803	1,557	1,482
General and administrative expenses	5,293	3,747	9,766	6,722
Depreciation and amortization	451	448	901	984
Gain on asset disposals	(27)	(129)	(25)	(69)
Total operating costs and expenses	123,086	131,570	246,458	272,214
Operating income	32,256	34,710	61,367	61,987
Interest expense, net	11,354	10,926	22,655	18,988
Income from equity method investments	(4,515)	(1,899)	(6,466)	(2,757)
Other expense, net	461	—	461	—
Total non-operating expenses, net	7,300	9,027	16,650	16,231
Income before income tax expense	24,956	25,683	44,717	45,756
Income tax expense	71	101	136	179
Net income attributable to partners	$24,885	$25,582	$44,581	$45,577
Comprehensive income attributable to partners	$24,885	$25,582	$44,581	$45,577

Less: General partner's interest in net income, including incentive distribution rights	8,079	6,212	15,348	11,842
Limited partners' interest in net income	$16,806	$19,370	$29,233	$33,735

Net income per limited partner unit:
Common units - (basic)	$0.69	$0.79	$1.20	$1.38
Common units - (diluted)	$0.69	$0.79	$1.20	$1.38

Weighted average limited partner units outstanding:
Common units - (basic)	24,409,359	24,386,031	24,408,270	24,384,341
Common units - (diluted)	24,414,343	24,394,103	24,414,077	24,391,760

Cash distributions per limited partner unit	$0.850	$0.770	$1.670	$1.520

(1)	See Note 3 for a description of our material affiliate revenue transactions.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Partner's Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at March 31, 2019	$168,388	$(303,902)	$(6,391)	$(141,905)
Cash distributions (1)	(7,473)	(12,541)	(7,424)	(27,438)
General partner units issued to maintain 2% interest	—	—	6	6
Net income attributable to partners	6,279	10,527	8,079	24,885
Unit-based compensation	54	89	3	146
Other	6	—	—	6
Balance at June 30, 2019	$167,254	$(305,827)	$(5,727)	$(144,300)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at March 31, 2018	$173,197	$(296,015)	$(7,828)	$(130,646)
Cash distributions	(6,873)	(11,470)	(5,710)	(24,053)
Net income attributable to partners	7,226	12,144	6,212	25,582
Unit-based compensation	57	94	4	155
Balance at June 30, 2018	$173,607	$(295,247)	$(7,322)	$(128,962)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	$(134,823)
Cash distributions	(14,825)	(24,929)	(14,603)	(54,357)
General partner units issued to maintain 2% interest	—	—	8	8
Net income attributable to partners	10,943	18,289	15,349	44,581
Unit-based compensation	107	177	6	290
Other	6	(4)	(1)	1
Balance at June 30, 2019	$167,254	$(305,827)	$(5,727)	$(144,300)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2017	$174,378	$(197,206)	$(6,397)	$(29,225)
Distributions to Delek Holdings for Big Spring Asset Acquisition	—	(96,822)	(1,976)	(98,798)
Cash distributions	(13,463)	(22,558)	(10,810)	(46,831)
General partner units issued to maintain 2% interest	—	—	13	13
Net income attributable to partners	12,581	21,154	11,842	45,577
Unit-based compensation	111	185	6	302
Balance at June 30, 2018	$173,607	$(295,247)	$(7,322)	$(128,962)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$44,581	$45,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,213	13,019
Non-cash lease expense	1,409	—
Amortization of customer contract intangible assets	3,605	2,404
Amortization of deferred revenue	(803)	(723)
Amortization of deferred financing costs and debt discount	1,480	1,334
Accretion of asset retirement obligations	198	175
Deferred income taxes	(3)	—
Income from equity method investments	(6,466)	(2,757)
Dividends from equity method investments	3,833	2,302
Gain on asset disposals	(25)	(69)
Unit-based compensation expense	290	302
Changes in assets and liabilities:
Accounts receivable	(5,266)	1,132
Inventories and other current assets	1,311	8,226
Accounts payable and other current liabilities	(8,928)	(9,123)
Accounts receivable/payable to related parties	1,803	(8,446)
Non-current assets and liabilities, net	95	(1,710)
Net cash provided by operating activities	50,327	51,643
Cash flows from investing activities:
Asset acquisitions, net of assumed asset retirement obligation liabilities	—	(72,376)
Purchases of property, plant and equipment	(2,437)	(5,949)
Proceeds from sales of property, plant and equipment	75	356
Purchases of intangible assets	—	(144,219)
Distributions from equity method investments	804	660
Equity method investment contributions	(134,998)	(172)
Net cash (used in) investing activities	(136,556)	(221,700)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	8	13
Distributions to general partner	(14,603)	(10,810)
Distributions to common unitholders - public	(14,825)	(13,463)
Distributions to common unitholders - Delek Holdings	(24,929)	(22,558)
Distributions to Delek Holdings unitholders and general partner related to Big Spring Logistic Assets Acquisition	—	(98,798)
Proceeds from revolving credit facility	364,300	517,000
Payments of revolving credit facility	(224,300)	(203,000)
Deferred financing costs paid	—	(525)
Reimbursement of capital expenditures by Delek Holdings	1,496	2,700
Net cash provided by financing activities	87,147	170,559
Net increase in cash and cash equivalents	918	502
Cash and cash equivalents at the beginning of the period	4,522	4,675
Cash and cash equivalents at the end of the period	$5,440	$5,177
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,068	$17,890
Income taxes	$141	$2
Non-cash investing activities:
Decrease in accrued capital expenditures	$(191)	$(1,529)
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$20,202	$—

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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on March 1, 2019 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K.
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
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation. Additionally, certain changes to presentation of the prior period statements of income have been made in order to conform to the current period presentation, primarily relating to the addition of a subtotal entitled 'cost of sales' which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP, and the retitling of what was previously referred to as 'cost of goods sold' to 'cost of materials and other'. In connection with this change in presentation, we have revised our related accounting policy, as presented in our 2018 Annual Report on Form 10-K.
New Accounting Pronouncements Adopted During 2019
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
The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Logistic Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The excess of the cash paid over the historical carrying value of the assets acquired from Delek Holdings amounted to $98.8 million and was recorded as a reduction in equity. The historical carrying value of the Big Spring Logistic Assets as of the acquisition date was $72.0 million, which is net of $0.8 million of assumed asset retirement obligations. Prior periods have not been recast, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business. We capitalized approximately $0.4 million of acquisition costs related to the Big Spring Logistic Assets Acquisition during the six months ended June 30, 2018. We did not capitalize any acquisition costs during the three months ended June 30, 2018.
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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Big Spring Pipeline, Storage and Throughput Facilities Agreement
In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP, a Texas limited partnership and an indirect, wholly-owned subsidiary of Delek Holdings (“Alon USA, LP”), and DKL Big Spring, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Partnership, entered into the Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistic Assets and Duncan Terminal) (the “Logistics Agreement”). Under the Logistics Agreement, the Partnership will provide storage and throughput services for crude oil and refined petroleum products owned by Alon USA, LP or its assignee, at certain of the Big Spring Logistic Assets owned and operated by the Partnership. The Partnership will charge fees to Alon USA, LP based on throughput volumes received or delivered ranging from $0.05 to $0.69 per barrel and related storage fees depending on the type of service or product. The fees under the Logistics Agreement may be adjusted annually for inflation. The initial term of the Logistics Agreement is ten years; the Partnership has a one-time option to extend the Logistics Agreement for up to five additional years; and the Logistics Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.
Big Spring Asphalt Services Agreement
In connection with the Big Spring Logistic Assets Acquisition, Alon USA, LP and the Partnership entered into the Big Spring Asphalt Services Agreement (the “Asphalt Services Agreement”). Under the Asphalt Services Agreement, the Partnership will provide asphalt storage and handling services at certain of the Big Spring Logistic Assets (such assets, the “Asphalt Facilities”). The Partnership will provide services to Alon USA, LP at the Asphalt Facilities and serve as bailee of all raw materials, and other hydrocarbons, used to make asphalt products owned by Alon USA, LP or its assignee held in the Asphalt Facilities. The Partnership will charge fees to Alon USA, LP based on throughput volumes delivered of $8.62 per barrel and related storage fees. The fees under the Asphalt Services Agreement may be adjusted annually for inflation. The initial term of the Asphalt Services Agreement is ten years; the Partnership has a one-time option to extend the Asphalt Services Agreement for up to five additional years; and the Asphalt Services Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.
Big Spring Marketing Agreement
Concurrent with the Big Spring Logistic Assets Acquisition, Alon USA, LP and the Partnership entered into the Marketing Agreement (the “Marketing Agreement”). Under the Marketing Agreement, the Partnership will provide Alon USA, LP with services for the marketing and selling of certain refined petroleum products that are produced or sold from the Big Spring Refinery. The Partnership will charge Alon USA, LP fees for such marketing and selling services of $0.52 to $0.74 per barrel depending on the type of product. The fees under the Marketing Agreement may be adjusted annually for inflation. The initial term of the Marketing Agreement is ten years; Alon USA, LP has a one-time option to extend the Marketing Agreement for up to five additional years; and the Marketing Agreement will continue on a year-to-year basis following such renewal term unless terminated by either party.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of $0.7 million and $1.5 million during the three and six months ended June 30, 2019, respectively, and $0.4 million and $2.7 million during the three and six months ended June 30, 2018, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2019, we have recorded a nominal receivable from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expense. We were reimbursed $2.2 million and $5.7 million for these matters during the three and six months ended June 30, 2019, respectively. We were reimbursed $6.4 million for such matters during both three and six months ended June 30, 2018.
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provide other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership for the three and six months ended June 30, 2019 were $1.0 million and $2.8 million, respectively. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$61,918	$53,080	$124,883	$114,724
Purchases from Affiliates	$73,213	$99,515	$152,647	$181,715
Operating and maintenance expenses	$10,590	$11,422	$20,515	$18,911
General and administrative expenses	$1,748	$2,505	$3,118	$3,462

Quarterly Cash Distributions
Our common and general partner unitholders and the holders of Incentive Distribution Rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February and May 2019, we paid quarterly cash distributions of $26.9 million and $27.4 million, respectively, of which $19.6 million and $20.0 million, respectively, were paid to Delek Holdings and our general partner. In February and May 2018, we paid quarterly cash distributions of $22.8 million and $24.0 million, respectively, of which $16.2 million and $17.2 million, respectively, were paid to Delek Holdings and our general partner. On July 24, 2019, our general partner's board of directors declared a quarterly cash distribution totaling $28.9 million, based on the available cash as of the date of determination for the end of the second quarter of 2019, payable on

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

August 13, 2019, of which $21.2 million is expected to be paid to Delek Holdings and our general partner, including the distribution as holder of the IDRs described in Note 8.
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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $301.5 million net property, plant, and equipment balance as of June 30, 2019, $251.4 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$7,477	$184	$7,661
Product Revenue - Third Party	—	85,763	85,763
Product Revenue - Affiliate	—	7,187	7,187
Lease Revenue - Affiliate (1) (2)	36,731	18,000	54,731
Total Revenue	$44,208	$111,134	$155,342
(1) Disaggregated revenue for the three months ended June 30, 2019 may not be comparable to disaggregated revenue for the three months ended June 30, 2018 as a result of our adoption of ASC 842, under which we applied the predominance principle and opted to not separate lease and non-lease components.
(2) Net of $1.8 million of amortization expense for the three months ended June 30, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Three Months Ended June 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$3,714	$493	$4,207
Service Revenue - Affiliate	23,160	14,581	37,741
Product Revenue - Third Party	—	108,993	108,993
Product Revenue - Affiliate	—	794	794
Lease Revenue - Affiliate (1)	10,870	3,675	14,545
Total Revenue	$37,744	$128,536	$166,280
(1) Net of $1.8 million of amortization expense for the three months ended June 30, 2018, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$11,451	$304	$11,755
Product Revenue - Third Party	—	171,187	171,187
Product Revenue - Affiliate	—	16,573	16,573
Lease Revenue - Affiliate (1) (2)	73,390	34,920	108,310
Total Revenue	$84,841	$222,984	$307,825
(1) Disaggregated revenue for the six months ended June 30, 2019 may not be comparable to disaggregated revenue for the six months ended June 30, 2018 as a result of our adoption of ASC 842, under which we applied the predominance principle and opted to not separate lease and non-lease components.
(2) Net of $3.6 million of amortization expense for the six months ended June 30, 2019, respectively, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Six Months Ended June 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$7,965	$802	$8,767
Service Revenue - Affiliate	43,057	24,147	67,204
Product Revenue - Third Party	—	210,710	210,710
Product Revenue - Affiliate	—	21,028	21,028
Lease Revenue - Affiliate (1)	20,435	6,057	26,492
Total Revenue	$71,457	$262,744	$334,201
(1) Net of $2.4 million of amortization expense for the six months ended June 30, 2018, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of June 30, 2019, we expect to recognize $1.1 billion in service and lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of June 30, 2019 were as follows (in thousands):

Remainder of 2019	$87,325
2020	174,284
2021	174,023
2022	172,872
2023 and thereafter	491,927
Total expected revenue on remaining performance obligations	$1,100,431

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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of June 30, 2019, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2019 is August 13, 2019. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to partners	$24,885	$25,582	$44,581	$45,577
Less: General partner's distribution (including IDRs) (1)	8,160	6,200	15,583	11,910
Less: Limited partners' distribution	20,754	18,784	40,769	37,071
Distributions (in excess of) less than earnings	$(4,029)	$598	$(11,771)	$(3,404)

General partner's earnings:
Distributions (including IDRs) (1)	$8,160	$6,200	$15,583	$11,910
Distributions (in excess of) less than earnings	(81)	12	(235)	(68)
Total general partner's earnings	$8,079	$6,212	$15,348	$11,842

Limited partners' earnings on common units:
Distributions	$20,754	$18,784	$40,769	$37,071
Distributions (in excess of) less than earnings	(3,948)	586	(11,536)	(3,336)
Total limited partners' earnings on common units	$16,806	$19,370	$29,233	$33,735

Weighted average limited partner units outstanding:
Common units - (basic)	24,409,359	24,386,031	24,408,270	24,384,341
Common units - (diluted)	24,414,343	24,394,103	24,414,077	24,391,760

Net income per limited partner unit:
Common units - (basic)	$0.69	$0.79	$1.20	$1.38
Common units - (diluted) (2)	$0.69	$0.79	$1.20	$1.38

(1) General partner distributions (including IDRs) consist of the 2.0% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. See Note 8 for further discussion related to IDRs.
(2) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2019 and 2018.

Note 6 - Inventory
Inventories consisted of $4.7 million and $5.5 million of refined petroleum products as of June 30, 2019 and December 31, 2018, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income, which amounted to nominal amounts during the three and six months ended June 30, 2019 and 2018.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7 - Long-Term Obligations
DKL Credit Facility
Prior to September 28, 2018, the Partnership had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") bearing interest at (i) either a U.S. dollar prime rate or a LIBOR Rate for borrowings denominated in U.S. Dollars, or (ii) either a Canadian dollar prime rate, or a Canadian Dealer Offered Rate, for borrowings denominated in Canadian dollars (in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency). The 2014 Facility had a maturity date of December 30, 2019. The obligations under the 2014 Facility were secured by a first priority lien on substantially all of the Partnership's tangible and intangible assets. Additionally, a subsidiary of Delek Holdings provided a limited guaranty of the Partnership's obligations under the 2014 Facility.
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
The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a subsidiary of Delek Holdings, continues to provide a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. As of June 30, 2019 the principal amount of the Holdings Note was $102.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At June 30, 2019, the weighted average interest rate for our borrowings under the facility was approximately 4.9%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2019, this fee was 0.40% per year.
As of June 30, 2019, we had $596.7 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of June 30, 2019, were $253.3 million.
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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2018, the 2025 Notes were exchanged for new notes with terms substantially identical in all material respects with the 2025 Notes except that the new notes do not contain terms with respect to transfer restrictions.
As of June 30, 2019, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of June 30, 2019, the effective interest rate related to the Delek Logistics Notes was approximately 7.2%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $4.4 million and $1.4 million, respectively, as of June 30, 2019, and $4.8 million and $1.5 million, respectively, as of December 31, 2018.
Note 8 - Equity
We had 9,123,239 common limited partner units held by the public outstanding as of June 30, 2019. Additionally, as of June 30, 2019, Delek Holdings owned a 61.4% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 498,312 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2018 through June 30, 2019.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	9,109,807	15,294,046	498,038	24,901,891
General partner units issued to maintain 2% interest	—	—	274	274
Unit-based compensation awards (1)	13,432	—	—	13,432
Balance at June 30, 2019	9,123,239	15,294,046	498,312	24,915,597
(1) No units were withheld for taxes during the three and six months ended June 30, 2019.

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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to partners	$24,885	$25,582	$44,581	$45,577
Less: General partner's IDRs	(7,736)	(5,817)	(14,751)	(11,154)
Net income available to partners	$17,149	$19,765	$29,830	$34,423
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$343	$395	597	$688
General partner's IDRs	7,736	5,817	14,751	11,154
Total general partner's interest in net income	$8,079	$6,212	$15,348	$11,842

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019 (1)	August 5, 2019
(1) Expected date of distribution.

The allocations of total quarterly cash distributions made to general and limited partners for the three and six months ended June 30, 2019 and 2018 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General partner's distributions:
General partner's distributions	$424	$383	$832	$756
General partner's IDRs	7,736	5,817	14,751	11,154
Total general partner's distributions	8,160	6,200	15,583	11,910

Limited partners' distributions:
Common limited partners' distributions	20,754	18,784	40,769	37,071

Total cash distributions	$28,914	$24,984	$56,352	$48,981

Cash distributions per limited partner unit	$0.850	$0.770	$1.670	$1.520

Note 9 - Equity Based Compensation
We incurred approximately $0.1 million and $0.3 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.3 million of unit-based compensation expense related to the Partnership during the three and six months ended June 30, 2018, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income. The fair value of phantom unit

15 |

awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") is determined based on the closing market price of our common limited partner units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP.
As of June 30, 2019 and 2018, there was $0.5 million of total unrecognized compensation cost related to non-vested equity-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.9 years.
Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. We contributed an additional $3.5 million related to such expansion project in May 2019.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	June 30, 2019	December 31, 2018
Current Assets	$8,783	$6,594
Non-current Assets	$375,416	$375,618
Current liabilities	$3,319	$4,945

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$14,391	$10,112	$26,017	$19,190
Gross profit	$9,191	$5,064	$14,466	$9,348
Net income	$8,942	$4,628	$13,652	$8,513

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	June 30, 2019	December 31, 2018
Current assets	$23,031	$15,450
Non-current assets	$255,690	$240,852
Current liabilities	$8,103	$4,362
Non-current liabilities	$11	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$10,077	$9,886	$19,191	$17,876
Gross profit	$5,688	$5,245	$10,584	$8,479
Net Income	$5,249	$4,800	$9,666	$7,512

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of June 30, 2019 and December 31, 2018, the Partnership's investment balance in these joint ventures was $241.6 million and $104.8 million, respectively.
We do not consolidate any part of the assets or liabilities or operating results of our equity method investees. Our share of net income or loss of the investees will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates. With respect to our equity method investments, we determined that these entities do not represent variable interest entities and consolidation is not required. We have the ability to exercise significant influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting. Our investment in these joint ventures is reflected in our pipelines and transportation segment.
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

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pipelines and Transportation
Net revenues:
Affiliate	$36,731	$34,030	$73,390	$63,492
Third party	7,477	3,714	11,451	7,965
Total pipelines and transportation	44,208	37,744	84,841	71,457
Cost of materials and other	7,357	5,195	12,924	9,636
Operating expenses (excluding depreciation and amortization)	12,728	9,933	23,562	19,555
Segment contribution margin	$24,123	$22,616	$48,355	$42,266
Capital spending (1)	$818	$826	$1,242	$2,234

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (2)	$25,187	$19,050	$51,493	$51,232
Third party	85,947	109,486	171,491	211,512
Total wholesale marketing and terminalling	111,134	128,536	222,984	262,744
Cost of materials and other	86,497	100,821	177,195	215,412
Operating expenses (excluding depreciation and amortization)	4,599	4,984	9,823	7,939
Segment contribution margin	$20,038	$22,731	$35,966	$39,393
Capital spending (1)	$524	$1,426	$1,004	$2,215

Consolidated
Net revenues:
Affiliate	$61,918	$53,080	$124,883	$114,724
Third party	93,424	113,200	182,942	219,477
Total Consolidated	155,342	166,280	307,825	334,201
Cost of materials and other	93,854	106,016	190,119	225,048
Operating expenses (excluding depreciation and amortization presented below)	17,327	14,917	33,385	27,494
Contribution margin	$44,161	$45,347	$84,321	$81,659
General and administrative expenses	5,293	3,747	9,766	6,722
Depreciation and amortization	6,639	7,019	13,213	13,019
Gain on asset disposals	(27)	(129)	(25)	(69)
Operating income	$32,256	$34,710	$61,367	$61,987
Capital spending (1)	$1,342	$2,252	$2,246	$4,449

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

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the total assets for each segment as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Pipelines and transportation	$525,070	$387,333
Wholesale marketing and terminalling	244,240	237,260
Total assets	$769,310	$624,593

Property, plant and equipment and accumulated depreciation as of June 30, 2019 and depreciation expense by reporting segment for the three and six months ended June 30, 2019 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$359,632	$94,949	$454,581
Less: accumulated depreciation	(117,158)	(35,878)	(153,036)
Property, plant and equipment, net	$242,474	$59,071	$301,545
Depreciation expense for the three months ended June 30, 2019	$5,303	$1,336	$6,639
Depreciation expense for the six months ended June 30, 2019	$10,544	$2,669	$13,213

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of June 30, 2019.
Note 12 - Income Taxes
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
Note 13 - Commitments and Contingencies
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Crude Oil Releases
We have experienced several crude oil releases involving our assets, including four releases that occurred in the first quarter of 2019, three releases that occurred in the first quarter of 2018, and three releases that occurred in the fourth quarter of 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed. Confirmatory sampling is currently underway. We expect regulatory closure by the end of 2019. There were no significant spills in the second quarter of 2019. Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of June 30, 2019, we have accrued $0.7 million for remediation and other such matters related to these releases, which excludes the accrual discussed below for the release of crude oil from a pumping facility at our Magnolia Station near the El Dorado Refinery (the "Magnolia Release"). Expenses incurred for the remediation of these crude oil releases are included in operating expenses in our condensed consolidated statements of income and comprehensive income and the majority are subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are reimbursed by Delek Holdings for such costs.
During the three and six months ended June 30, 2019, we recorded approximately $0.2 million and $0.3 million of expenses, respectively, and $0.1 million of expenses during both the three and six months ended June 30, 2018, which is net of total reimbursable costs from Delek Holdings pursuant to the terms of the Omnibus Agreement of $0.7 million and $4.0 million for the three and six months ended June 30, 2019, respectively, and $4.1 million and $7.0 million for the three and six months ended June 30, 2018, respectively, to cover the costs of asset failures.
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
In December 2018, the Partnership, the United States and the state of Arkansas reached an agreement to settle the claims related to the Magnolia Release for $2.2 million and the claims against the Partnership were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned in exchange for payment of monetary penalties and other relief. As of June 30, 2019, we accrued $2.2 million for the Magnolia Release. We believe this amount is adequate to cover our expected obligations related to these proceedings. The accrual is recorded in pipeline release liabilities in our condensed consolidated balance sheet. In July 2019, we signed and submitted to the DOJ, a consent decree (the "Magnolia Consent Decree") to settle the release.  We expect the Magnolia Consent Decree to be finalized and to settle the accrual in the second half of 2019.
Letters of Credit
As of June 30, 2019, we had no letters of credit in place.
Note 14 - Leases
We lease certain pipeline and transportation equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Our leases do not have any outstanding renewal options. Certain leases also include options to purchase the leased equipment.

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain of our lease agreements include rates based on equipment usage and others include rate inflationary indices based increases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2019	2019
Lease Cost
Operating lease cost	$1,472	$2,899
Short-term lease cost (1)	326	803
Total lease cost	$1,798	$3,702

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,472)	$(2,899)

Weighted-average remaining lease term (years) for operating leases	4.0	4.0

Weighted-average discount rate (2) operating leases	8.0%	8.0%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of June 30, 2019 (in thousands) under ASC 842:

July 1 to December 31, 2019	$2,967
2020	5,857
2021	5,557
2022	5,004
2023	2,409
Thereafter	—
Total lease payments	21,794
Less: Interest	3,002
Present value of lease liabilities	$18,792
The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2018 (in thousands) under ASC 840:

2019	$5,755
2020	5,659
2021	5,337
2022	5,031
2023	2,429
Thereafter	8
Total future minimum lease payments	$24,219

Note 15 - Subsequent Events
Distribution Declaration
On July 24, 2019, our general partner's board of directors declared a quarterly cash distribution of $0.850 per unit, payable on August 13, 2019, to unitholders of record on August 5, 2019.

21 |

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
Effective March 1, 2018, the Partnership acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' Big Spring, Texas refinery (the "Big Spring Refinery"). See Note 2 to our accompanying condensed consolidated financial statements for additional information on the acquisition.
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

22 |

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

23 |

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
2019 Developments
Inflation Adjustments
On July 1, 2019, the tariffs on our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek and third parties that are subject to adjustment using FERC indexing decreased by approximately 0.1%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek and third parties, the fees decreased and increased, respectively, based on the consumer price index or the producer price index, which decrease and increased approximately 1.7% and 4.7%, respectively.
Paline Pipeline Capacity
During the year ended December 31, 2018, we had separate agreements with an unrelated third party and a related party, Delek Refining, Ltd., for such parties to utilize certain capacity on the Paline Pipeline System. Pursuant to the terms of these agreements, each party executed a Transportation and Service Agreement, committing to a minimum volume commitment of 30,000 bpd (subject to proration), collectively using approximately 90% of the line capacity each month. The parties received the right to ship at a volume incentive rate of $0.75 per barrel. The initial term of each agreement ran through February 2019. The Partnership elected not to offer to extend these agreements and these agreements terminated on February 28, 2019. As a result, since March 1, 2019, the capacity previously used by these parties has been available for any party to ship on the capacity of the pipeline subject to a tariff on file with the FERC for service provided on the Paline Pipeline System, which is currently $1.57 per barrel.
Red River Pipeline Joint Venture
In May 2019, Delek Logistics Partners, LP (the “Partnership”), through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million to Red River, which was financed by borrowings under the DKL Credit Facility, in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River intends to proceed with an expansion project to increase the capacity of the pipeline from 150,000 barrels per day to 235,000 barrels per day and, pursuant to the Contribution Agreement, in May 2019 we contributed an additional $3.5 million for such expansion project. This joint venture supports our initiative to grow the midstream business, while increasing our crude oil sourcing flexibility. We expect this investment to generate significant EBITDA in its first twelve months, which will increase following the expansion project in the first half of 2020. See Note 10 to our accompanying condensed consolidated financial statements for additional information on the Red River Pipeline Joint Venture.
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

24 |

Management's Discussion and Analysis

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

25 |

Management's Discussion and Analysis

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
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.850 per unit for the quarter ended June 30, 2019 ($3.40 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any potential future issuances of equity and debt securities. See Note 8 to the condensed consolidated financial statements for a discussion of historic cash distributions.
Market Trends
Master Limited Partnerships
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Throughout the majority of 2018, the prices of crude oil and related refined products remained relatively consistent. However, during the fourth quarter of 2018, the prices of crude oil and related refined products decreased significantly due to seasonal impacts. During the first half of 2019, the prices of crude oil and related refined products began to rebound and increase. Drilling activity, particularly in the Permian Basin, which has attractive drilling economics supported by improved efficiencies and drilling cost, continues to be a source of favorable market conditions in the area. As market conditions are improving, our assets remain in demand and our operations will benefit from this environment, particularly in the west Texas area where our results are most driven by market factors. Additionally, we believe these market conditions will continue to facilitate the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
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
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products were stable for the majority of 2018 and in spite of a decrease in prices during the fourth quarter of 2018, demand for refined products from our west Texas operations to industries that support crude oil exploration and production began to rebound in the first half of 2019. See below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

26 |

Management's Discussion and Analysis

Also, the volatility of refined products prices may impact our margin in the west Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

27 |

Management's Discussion and Analysis

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately$0.3 million of RINs to Delek Holdings during the second quarter of 2019 and $0.6 million of RINs to Delek Holdings for the six months ended June 30, 2019. We sold approximately $0.8 million of RINs to Delek Holdings during the second quarter of 2018 and $2.0 million of RINs to Delek Holdings for the six months ended June 30, 2018. See below for the high, low and average prices of RINs for each of the quarterly periods in 2018 and in the two quarterly periods in 2019 .

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2019, from those disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) evaluating potential impairment of goodwill, and (iii) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of updates to our accounting policies.
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

28 |

Management's Discussion and Analysis

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

29 |

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
The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow:
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Pipelines and transportation	$44,208	$37,744	$84,841	$71,457
Wholesale marketing and terminalling	111,134	128,536	222,984	262,744
Total	155,342	166,280	307,825	334,201
Operating costs and expenses:
Cost of materials and other	93,854	106,016	190,119	225,048
Operating expenses (excluding depreciation and amortization)	17,327	14,917	33,385	27,494
General and administrative expenses	5,293	3,747	9,766	6,722
Depreciation and amortization	6,639	7,019	13,213	13,019
Gain on asset disposals	(27)	(129)	(25)	(69)
Total operating costs and expenses	123,086	131,570	246,458	272,214
Operating income	32,256	34,710	61,367	61,987
Interest expense, net	11,354	10,926	22,655	18,988
Income from equity method investments	(4,515)	(1,899)	(6,466)	(2,757)
Other expense, net	461	—	461	—
Total non-operating costs and expenses	7,300	9,027	16,650	16,231
Income before income tax expense	24,956	25,683	44,717	45,756
Income tax expense	71	101	136	179
Net income attributable to partners	$24,885	$25,582	$44,581	$45,577
Comprehensive income attributable to partners	$24,885	$25,582	$44,581	$45,577
EBITDA(1)	$44,751	$45,431	$84,190	$80,167

Less: General partner's interest in net income, including incentive distribution rights	8,079	6,212	15,348	11,842
Limited partners' interest in net income	$16,806	$19,370	$29,233	$33,735

Net income per limited partner unit:
Common units - (basic)	$0.69	$0.79	$1.20	$1.38
Common units - (diluted)	$0.69	$0.79	$1.20	$1.38

Weighted average limited partner units outstanding:
Common units - (basic)	24,409,359	24,386,031	24,408,270	24,384,341
Common units - (diluted)	24,414,343	24,394,103	24,414,077	24,391,760
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

30 |

Management's Discussion and Analysis

Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$24,885	$25,582	$44,581	$45,577
Add:
Income tax expense	71	101	136	179
Depreciation and amortization	6,639	7,019	13,213	13,019
Amortization of customer contract intangible assets	1,802	1,803	3,605	2,404
Interest expense, net	11,354	10,926	22,655	18,988
EBITDA (1)	$44,751	$45,431	$84,190	$80,167

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$24,123	$27,987	$50,327	$51,643
Changes in assets and liabilities	7,816	6,215	10,985	9,921
Distributions from equity method investments in investing activities	—	—	804	660
Non-cash lease expense	(393)	—	(1,409)	—
Maintenance and regulatory capital expenditures (2)	(963)	(1,017)	(1,781)	(1,341)
Reimbursement from Delek Holdings for capital expenditures (3)	670	314	1,384	705
Accretion of asset retirement obligations	(99)	(97)	(198)	(175)
Deferred income taxes	3	—	3	—
Gain on asset disposals	27	129	25	69
Distributable cash flow (1)	$31,184	$33,531	$60,140	$61,482

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.

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

(3)
For the three and six month periods ended June 30, 2019 and 2018, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

31 |

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues:
Affiliates	$61,918	$53,080	$124,883	114,724
Third-Party	93,424	113,200	182,942	219,477
Total Consolidated	155,342	166,280	307,825	334,201
Cost of materials and other	93,854	106,016	190,119	225,048
Operating expenses (excluding depreciation and amortization presented below)	17,327	14,917	33,385	27,494
Contribution margin	44,161	45,347	84,321	81,659
General and administrative expenses	5,293	3,747	9,766	6,722
Depreciation and amortization	6,639	7,019	13,213	13,019
Gain on asset disposals	(27)	(129)	(25)	(69)
Operating income	$32,256	$34,710	$61,367	$61,987

Net Revenues
Q2 2019 vs. Q2 2018
Net revenues decreased by $10.9 million, or 6.6%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel and in the average volumes sold in our west Texas marketing operations.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.26 per gallon and $0.24 per gallon, respectively.

◦	the average volumes of gasoline and diesel sold decreased 2.3 million gallons and 0.4 million gallons, respectively.
Such decreases were partially offset by the following:

•	net revenues for marketing and terminalling services under the agreements associated with our assets in Big Spring, Texas;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the second quarter of 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the second quarter of 2019, during which the pipeline was subject to a FERC tariff; and

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the second quarter of 2019 for which there were no fees earned during the second quarter of 2018.

YTD 2019 vs. YTD 2018
Net revenues decreased by $26.4 million, or 7.9%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel and in the average volumes sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 6.3 million gallons and 7.2 million gallons, respectively.

32 |

Management's Discussion and Analysis

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.21 per gallon and $0.17 per gallon, respectively.
Such decreases were partially offset by the following:

•
net revenues under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the six months ended June 30, 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the six months ended June 30, 2019, during which the pipeline was subject to a FERC tariff; and

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the six months ended June 30, 2019 for which there were no fees earned during the six months ended June 30, 2018.

Cost of Materials and Other
Q2 2019 vs. Q2 2018
Cost of materials and other decreased by $12.2 million, or 11.5%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in the average cost per gallon and in the average volumes of gasoline and diesel sold in our west Texas marketing operations.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.23 per gallon and $0.17 per gallon, respectively.

◦	the average volumes of gasoline and diesel sold decreased 2.3 million gallons and 0.4 million gallons, respectively.
YTD 2019 vs. YTD 2018
Cost of materials and other decreased by $34.9 million, or 15.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 6.3 million gallons and 7.2 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.21 per gallon and $0.13 per gallon, respectively.

Operating Expenses
Q2 2019 vs. Q2 2018
Operating expenses increased by $2.4 million, or 16.2%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	higher operating costs associated with logistics assets at the Big Spring, Tyler and El Dorado refineries, including variable expenses such as utilities, contractor and materials costs; and

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups.
YTD 2019 vs. YTD 2018
Operating expenses increased by $5.9 million, or 21.4%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including allocated employee costs and variable expenses such as utilities, due to operating the acquired assets for the entirety of the six months ended June 30, 2019 compared to four months during the six months ended June 30, 2018;

•	higher operating costs associated with logistics assets at the Tyler and El Dorado refineries, including variable expenses such as utilities, contractor and materials costs; and

33 |

Management's Discussion and Analysis

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups.
General and Administrative Expenses
Q2 2019 vs. Q2 2018
General and administrative expenses increased by $1.5 million, or 41.3%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•
a reduction in employee related expenses allocated to us in connection with the management of various projects for Delek Holdings pursuant to the DPG Management Agreement during the second quarter of 2018, with no comparable expense reduction during the second quarter of 2019; and

•	increases in professional consulting fees associated with the Red River Pipeline Joint Venture.
YTD 2019 vs. YTD 2018
General and administrative expenses increased by $3.0 million, or 45.3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
a reduction in employee related expenses allocated to us in connection with the management of various projects for Delek Holdings pursuant to the DPG Management Agreement during the six months ended June 30, 2018, with no comparable expense reduction during the six months ended June 30, 2019, as these fees were reclassified to revenue for 2019;

•	increases in allocated employee headcount associated with our wholesale marketing business; and

•	increases in professional consulting fees associated with the Red River Pipeline Joint Venture.

Depreciation and Amortization
Q2 2019 vs. Q2 2018
Depreciation and amortization decreased by $0.4 million, or 5.4%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	higher expense in the second quarter of 2018 during which an asset with a one-year life incurred depreciation, compared to the second quarter of 2019, during which there was no comparable expense; and

•	the disposal of trucking assets.
YTD 2019 vs. YTD 2018
Depreciation and amortization increased by $0.2 million, or 1.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
addition of assets to our asset base as a result of the Big Spring Logistic Assets Acquisition, for which we incurred expense for the entirety of the six months ended June 30, 2019 compared to four months during the six months ended June 30, 2018.

Interest Expense
Q2 2019 vs. Q2 2018
Interest expense increased by $0.4 million, or 3.9% in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	increased borrowings under the DKL Credit Facility as a result of our contribution to the Red River Pipeline Joint Venture in May 2019, prior to which we had lower average debt balances; and

•	higher floating interest rates applicable to the DKL Credit Facility.

34 |

Management's Discussion and Analysis

YTD 2019 vs. YTD 2018
Interest expense increased by $3.7 million, or 19.3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
increased borrowings under the DKL Credit Facility as a result of the Big Spring Logistic Assets Acquisition that occurred late in the first quarter of 2018 and our contribution to the Red River Pipeline Joint Venture in May 2019, prior to which we had lower average debt balances; and

•	higher floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q2 2019 vs. Q2 2018
We recognized income of $4.5 million from equity method investments during the second quarter of 2019 compared to $1.9 million for the second quarter of 2018, an increase of $2.6 million, or 137.8%. This increase was primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture as a result of the Partnership's efforts to grow the midstream business.
YTD 2019 vs. YTD 2018
During the six months ended June 30, 2019, we recognized income of $6.5 million from equity method investments, compared to $2.8 million for the six months ended June 30, 2018, an increase of $3.7 million, or 134.5%. This increase was primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture as a result of the Partnership's efforts to grow the midstream business; and

•	an increase in income from our investment in CP LLC, which operates the Caddo Pipeline System.

Income Tax Expense
Q2 2019 vs. Q2 2018
Income tax expense was $0.1 million for the second quarter of 2019 compared to $0.1 million for the second quarter of 2018. Our effective tax rate was 0.3% for the second quarter of 2019, compared to 0.4% for the second quarter of 2018. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes, as the Partnership is subject to entity level tax in both Tennessee and Texas.
YTD 2019 vs. YTD 2018
Income tax expense was $0.1 million for the six months ended June 30, 2019 compared to $0.2 million for the six months ended June 30, 2018. Our effective tax rate was 0.3% for the six months ended June 30, 2019 compared to 0.4% for the six months ended June 30, 2018. The Partnership is not subject to federal income taxes as a limited partnership. Accordingly, our taxable income or loss is included in the federal and state income tax returns of our partners. Income tax expense represents amounts incurred for state income taxes, as the Partnership is subject to entity level tax in both Tennessee and Texas.

35 |

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
The following tables and discussion present the results of operations and operating statistics of material assets of the pipelines and transportation segment for the three and six months ended June 30, 2019 and 2018:

Pipelines and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues:
Affiliates	$36,731	$34,030	73,390	$63,492
Third-Party	7,477	3,714	11,451	7,965
Total Pipelines and Transportation	44,208	37,744	84,841	71,457
Cost of materials and other	7,357	5,195	12,924	9,636
Operating expenses (excluding depreciation and amortization presented below)	12,728	9,933	23,562	19,555
Segment contribution margin	$24,123	$22,616	$48,355	$42,266

Throughputs (average bpd)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lion Pipeline System:
Crude pipelines (non-gathered)	37,625	56,088	33,179	55,412
Refined products pipelines to Enterprise Systems	29,893	48,013	26,511	48,879
SALA Gathering System	17,777	16,738	17,390	16,705
East Texas Crude Logistics System	19,550	16,902	18,835	17,478

36 |

Management's Discussion and Analysis

Comparison of the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net Revenues
Q2 2019 vs. Q2 2018
Net revenues for the pipelines and transportation segment increased by $6.5 million, or 17.1%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the second quarter of 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the second quarter of 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the second quarter of 2019 for which there were no fees earned during the second quarter of 2018; and

•	increased revenues associated with our trucking assets.
YTD 2019 vs. YTD 2018
Net revenues for the pipelines and transportation segment increased by $13.4 million, or 18.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the six months ended June 30, 2019 compared to four months during the six months ended June 30, 2018;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the six months ended June 30, 2018 during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee compared to the six months ended June 30, 2019, during which the pipeline was subject to a FERC tariff; and

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the six months ended June 30, 2019 for which there were no fees earned during the six months ended June 30, 2018 .

Cost of Materials and Other
Q2 2019 vs. Q2 2018
Cost of materials and other for the pipelines and transportation segment increased by $2.2 million, or 41.6%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•
increased costs associated with product purchases from a third party for resale, which were resold at a loss, in the second quarter of 2019, with no comparable activity in the second quarter of 2018; and

•	increased costs associated with our leased refined product pipeline capacity pursuant to the provisions of a new agreement for the capacity that was effective June 1, 2018.
YTD 2019 vs. YTD 2018
Cost of materials and other for the pipelines and transportation segment increased by $3.3 million, or 34.1%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
increased costs associated with product purchases from a third party for resale, which were resold at a loss, in the six months ended June 30, 2019, with no comparable activity in the six months ended June 30, 2018;

•
increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increase in fees, insurance, supplies and maintenance expenses; and

•	increased costs associated with our leased refined product pipeline capacity pursuant to the provisions of a new agreement for the capacity that was effective June 1, 2018.

37 |

Management's Discussion and Analysis

Operating Expenses
Q2 2019 vs. Q2 2018
Operating expenses for the pipelines and transportation segment increased by $2.8 million, or 28.1%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	higher operating costs associated with logistics assets at the Big Spring, Tyler and El Dorado refineries, including variable expenses such as utilities, contractor and materials costs; and

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups.
YTD 2019 vs. YTD 2018
Operating expenses for the pipelines and transportation segment increased $4.0 million, or 20.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
operating costs associated with the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, including allocated employee costs and variable expenses such as utilities, due to operating the acquired assets for the entirety of the six months ended June 30, 2019 compared to four months during the six months ended June 30, 2018;

•	higher operating costs associated with logistics assets at the Tyler and El Dorado refineries, including variable expenses such as utilities, contractor and materials costs; and

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups.

Contribution Margin
Q2 2019 vs. Q2 2018
Contribution margin for the pipelines and transportation segment increased by $1.5 million, or 6.7%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	increases in net revenues associated with our Paline Pipeline System, the Delek Permian Gathering Project, and our trucking assets, as described above.
YTD 2019 vs. YTD 2018
Contribution margin for the pipelines and transportation segment increased by $6.1 million, or 14.4%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
increases in net revenues generated under the agreements executed in connection with our Paline Pipeline System, the Big Spring Logistic Assets Acquisition, and the Delek Permian Gathering Project, as described above.

38 |

Management's Discussion and Analysis

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2019 and 2018:

Wholesale Marketing and Terminalling
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues:
Affiliates	$25,187	$19,050	51,493	$51,232
Third-Party	85,947	109,486	171,491	211,512
Total Wholesale Marketing and Terminalling	111,134	128,536	222,984	262,744
Cost of materials and other	86,497	100,821	177,195	215,412
Operating expenses (excluding depreciation and amortization presented below)	4,599	4,984	9,823	7,939
Segment contribution margin	$20,038	$22,731	$35,966	$39,393

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,123	79,330	69,857	76,304
Big Spring marketing throughputs (average bpd) (2)	82,964	80,536	85,339	79,165
West Texas marketing throughputs (average bpd)	11,404	12,261	12,418	14,091
West Texas gross margin per barrel	$6.25	$8.06	$4.84	$6.43
Terminalling throughputs (average bpd) (3)	156,922	162,383	154,643	154,917

(1)	Excludes jet fuel and petroleum coke.

(2)
Throughputs for the six months ended June 30, 2018 are for the 122 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 2 to our accompanying condensed consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal for six months ended June 30, 2018 are for the 122 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput for the six months ended June 30, 2018 was 26.0 million barrels, which averaged 143,593 bpd for the period.

Comparison of the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018
Net Revenues
Q2 2019 vs. Q2 2018
Net revenues for the wholesale marketing and terminalling segment decreased by $17.4 million, or 13.5%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel and in the average volumes sold in our west Texas marketing operations.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.26 per gallon and $0.24 per gallon, respectively.

◦	the average volumes of gasoline and diesel sold decreased 2.3 million gallons and 0.4 million gallons, respectively.

39 |

Management's Discussion and Analysis

Such decreases were partially offset by the following:

•	net revenues for marketing and terminalling services under the agreements associated with our assets in Big Spring, Texas.
YTD 2019 vs. YTD 2018
Net revenues for the wholesale marketing and terminalling segment decreased by $39.8 million, or 15.1%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel and in the average volumes sold in our west Texas marketing operations.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.21 per gallon and $0.17 per gallon, respectively.

◦	the average volumes of gasoline and diesel sold decreased 6.3 million gallons and 7.2 million gallons, respectively.
Such decreases were partially offset by the following:

◦
net revenues under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition.

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our west Texas operations.

40 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2019 vs. Q2 2018
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $14.3 million, or 14.2%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.3 million gallons and 0.4 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.23 per gallon and $0.17 per gallon, respectively.
YTD 2019 vs. YTD 2018
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $38.2 million, or (17.7)%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 6.3 million gallons and 7.2 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.21 per gallon and $0.13 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our west Texas operations for the three and six months ended June 30, 2019 and 2018. Refer to the Refined Products Volume chart above for a summary of volumes impacting our west Texas operations.

Operating Expenses
Q2 2019 vs. Q2 2018
Operating expenses decreased by $0.4 million, or 7.7%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in costs associated with the logistics assets acquired in the Big Sping Logistic Assets Acquisition, including allocated employee costs and variable expenses such as utilities.
Such decreases were partially offset by:

•	increases in employee expenses due primarily to an increase in headcount; and

•	increases in repairs and maintenance on certain of our assets in the wholesale marketing and terminalling segment.

41 |

Management's Discussion and Analysis

YTD 2019 vs. YTD 2018
Operating expenses increased by $1.9 million, or 23.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	increases in employee expenses due primarily to an increase in headcount; and

•	increases in lease and rent expense.

Contribution Margin
Q2 2019 vs. Q2 2018
Contribution margin for the wholesale marketing and terminalling segment decreased by $2.7 million, or 11.8%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations as described above.
Such decreases were partially offset by:

•	revenue associated with our marketing and terminalling services associated with our assets in Big Spring, Texas.
YTD 2019 vs. YTD 2018
Contribution margin for the wholesale marketing and terminalling segment decreased by $3.4 million, or 8.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations as described above.
Such decreases were partially offset by:

•	net revenues under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.

42 |

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
Cash Distributions
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019 (1)	August 5, 2019

(1)	Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$50,327	$51,643
Net cash used in investing activities	(136,556)	(221,700)
Net cash provided by financing activities	87,147	170,559
Net increase in cash and cash equivalents	$918	$502

Operating Activities
Net cash provided by operating activities decreased $1.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in cash provided by operations was primarily due to increases in accounts receivable, partially offset by decreases in accounts receivable/payable to related parties. Accounts receivable increased due to increases associated with customers in our west Texas operations and other third parties with accounts receivable as of June 30, 2019, with no comparable receivables as of June 30, 2018. Accounts receivable/payable to related parties was in a net payable position as of June 30, 2019, compared to a net receivable position as of June 30, 2018. The change from a net receivable to a net payable was due to increases in payables to Delek Holdings related to product purchases from the Big Spring Refinery.
Investing Activities
Net cash used in investing activities decreased $85.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in cash used in investing activities was primarily due to acquisition activity that occurred during the six months ended June 30, 2018, with no comparable activity occurring during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Partnership paid $72.0 million for the assets acquired in the Big Spring Logistic Assets Acquisition and $144.2

43 |

Management's Discussion and Analysis

million in connection with the Marketing Contract Intangible Acquisition. Also contributing to the decrease was a decrease in cash purchases of property, plant and equipment, which amounted to $2.4 million during the six months ended June 30, 2019 compared to $5.9 million during the six months ended months ended June 30, 2018. Offsetting these decreases was an increase in contributions made to our joint ventures, which amounted to $135.0 million during the six months ended June 30, 2019, compared to contributions of $0.2 million made during the six months ended June 30, 2018.
Financing Activities
Net cash provided by financing activities decreased $83.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds under our revolving credit facility. We received net proceeds of $140.0 million under the revolving credit facility during the six months ended June 30, 2019, compared to net proceeds of $314.0 million under the revolving credit facility during the six months ended June 30, 2018. Further contributing to the decrease were increases in the quarterly cash distributions. We paid quarterly cash distributions totaling $54.4 million during the six months ended June 30, 2019, compared to quarterly cash distributions totaling $46.8 million during the six months ended June 30, 2018. Partially offsetting the decreases were distributions of $98.8 million related to the Big Spring Logistic Assets Acquisition made during the six months ended June 30, 2018, for which there was no comparable distribution during the six months ended June 30, 2019.
Cash Position and Indebtedness
As of June 30, 2019, we had $5.4 million cash and cash equivalents and we had total indebtedness of $840.9 million. Unused credit commitments under the revolving credit facility were $253.3 million, and we had no letters of credit in place at June 30, 2019. We believe we were in compliance with our covenants in all debt facilities as of June 30, 2019. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the six months ended June 30, 2019 and planned capital expenditures for the full year 2019 by segment and by major category (in thousands):

	Full Year 2019 Forecast	Six Months Ended June 30, 2019
Pipelines and Transportation
Regulatory (2)	$3,132	$492
Maintenance (1) (2)	2,346	736
Discretionary projects	14	14
Pipelines and transportation segment total	$5,492	$1,242

Wholesale Marketing and Terminalling
Regulatory (3)	$281	$214
Maintenance (1) (3)	2,242	195
Discretionary	804	595
Wholesale marketing and terminalling segment total	$3,327	$1,004

Total capital spending (4)	$8,819	$2,246

44 |

Management's Discussion and Analysis

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

(2)
The majority of the $2.3 million and $3.1 million budgeted for maintenance and regulatory projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines and asset integrity improvements at certain of our pipeline facilities, respectively.

(3)
The majority of the $0.3 million and $2.2 million budgeted for regulatory and maintenance projects in the wholesale marketing and terminalling segment relates to improvements to our terminalling facilities at the Tyler Refinery and scheduled maintenance on our terminalling tanks and racks at certain of our terminals, respectively.

(4)
We decreased our capital spending forecast for 2019 to $8.8 million, down from the prior forecast of $12.2 million. We decreased our forecast as a result of changes to the anticipated completion dates of certain maintenance and discretionary projects.

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
The following is a summary of business segment capital expenditures for the six months ended June 30, 2018 (in thousands):

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
Interest Rate Risk
Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2019 would be to change interest expense by approximately $6.0 million.
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

45 |

Legal Proceedings and Risk Factors

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. There has been a material development to the proceeding related to the release at our Magnolia Station previously reported in our Annual Report on Form 10-K, filed with the SEC on March 1, 2019. In July 2019, we signed and submitted to the DOJ, a consent decree (the "Magnolia Consent Decree") to settle the release. The next step of the Magnolia Consent Decree is to be lodged with the court. Once it is lodged, it will be published for public comment in the Federal Register. It will remain open for comments for 30 days. After the 30 days has expired, and as long as there have not been substantive comments, the DOJ will likely move for entry, and the Court will enter it one to three weeks later. The Partnership will then have 30 days to make payment on the penalties.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Pursuant to the terms of our limited Partnership Agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended June 30, 2019. The sales listed below were exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 13, 2019	202	$30.87	$6,224

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	*
Contribution and Subscription Agreement, dated as of May 24, 2019, by and among Plains Pipeline, L.P., DKL Pipeline, LLC, and Red River Pipeline Company LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on May 28, 2019, File No. 001-35721)

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
101
The following materials from Delek Logistics Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (Unaudited).

#	Filed herewith
##	Furnished herewith
*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

46 |

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

Dated: August 7, 2019

47 |