Form 10-Q
period 2019-09-30
Delek Logistics Partners, LP
filed 2019-11-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2019, there were 24,417,285 common limited partner units and 498,312 general partner units outstanding.

Table of Contents

Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			46	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		46	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		46	Item 6. Exhibits
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	47	Signatures
		8	Note 2 - Acquisitions
		8	Note 3 - Related Party Transactions
		10	Note 4 - Revenues
		12	Note 5 - Net Income Per Unit
		12	Note 6 - Inventory
		12	Note 7 - Long-Term Obligations
		13	Note 8 - Equity
		14	Note 9 - Equity Based Compensation
		15	Note 10 - Equity Method Investments
		16	Note 11 - Segments
		18	Note 12 - Income Taxes
		18	Note 13 - Commitments and Contingencies
		19	Note 14 - Leases
		21	Note 15 - Subsequent Events

22	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	30	Summary Financial and Other Information
	32	Results of Operations
		32	Consolidated
		36	Pipelines and Transportation
		39	Wholesale Marketing and Terminalling
	43	Liquidity and Capital Resources

45	Item 3. Quantitative and Qualitative Disclosures about Market Risk

45	Item 4. Controls and Procedures

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,353	$4,522
Accounts receivable	19,998	21,586
Inventory	7,695	5,491
Other current assets	2,714	969
Total current assets	36,760	32,568
Property, plant and equipment:
Property, plant and equipment	457,716	452,746
Less: accumulated depreciation	(159,623)	(140,184)
Property, plant and equipment, net	298,093	312,562
Equity method investments	246,998	104,770
Operating lease right-of-use assets	18,297	—
Goodwill	12,203	12,203
Marketing Contract Intangible, net	132,802	138,210
Other non-current assets	22,654	24,280
Total assets	$767,807	$624,593
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$12,477	$14,226
Accounts payable to related parties	2,817	7,833
Excise and other taxes payable	1,722	4,069
Current portion of operating lease liabilities	4,836	—
Accrued expenses and other current liabilities	10,489	10,377
Total current liabilities	32,341	36,505
Non-current liabilities:
Long-term debt	840,765	700,430
Asset retirement obligations	5,489	5,191
Operating lease liabilities, net of current portion	13,462	—
Other non-current liabilities	18,240	17,290
Total non-current liabilities	877,956	722,911
Deficit:
Common unitholders - public; 9,123,239 units issued and outstanding at September 30, 2019 (9,109,807 at December 31, 2018)	167,650	171,023
Common unitholders - Delek Holdings; 15,294,046 units issued and outstanding at September 30, 2019 (15,294,046 at December 31, 2018)	(305,152)	(299,360)
General partner - 498,312 units issued and outstanding at September 30, 2019 (498,038 at December 31, 2018)	(4,988)	(6,486)
Total deficit	(142,490)	(134,823)
Total liabilities and deficit	$767,807	$624,593

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Affiliates (1)	$66,647	$63,835	$191,530	$178,559
Third party	70,909	100,275	253,852	319,752
Net revenues	137,556	164,110	445,382	498,311
Cost of sales:
Cost of materials and other	72,594	105,596	262,713	330,644
Operating expenses (excluding depreciation and amortization presented below)	17,490	14,489	49,318	40,501
Depreciation and amortization	6,138	6,252	18,450	18,287
Total cost of sales	96,222	126,337	330,481	389,432
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	945	906	2,502	2,388
General and administrative expenses	5,280	3,076	15,046	9,798
Depreciation and amortization	450	450	1,351	1,434
(Gain) loss on asset disposals	(70)	717	(95)	648
Total operating costs and expenses	102,827	131,486	349,285	403,700
Operating income	34,729	32,624	96,097	94,611
Interest expense, net	12,509	11,108	35,164	30,096
Income from equity method investments	(8,394)	(1,924)	(14,860)	(4,681)
Other expense, net	—	8	461	8
Total non-operating expenses, net	4,115	9,192	20,765	25,423
Income before income tax expense	30,614	23,432	75,332	69,188
Income tax expense	84	106	220	285
Net income attributable to partners	$30,530	$23,326	$75,112	$68,903
Comprehensive income attributable to partners	$30,530	$23,326	$75,112	$68,903

Less: General partner's interest in net income, including incentive distribution rights	8,895	6,636	24,244	18,478
Limited partners' interest in net income	$21,635	$16,690	$50,868	$50,425

Net income per limited partner unit:
Common units - basic	$0.89	$0.68	$2.08	$2.07
Common units - diluted	$0.89	$0.68	$2.08	$2.07

Weighted average limited partner units outstanding:
Common units - basic	24,417,285	24,395,183	24,411,308	24,387,995
Common units - diluted	24,420,582	24,401,908	24,417,466	24,395,880

Cash distributions per limited partner unit	$0.880	$0.790	$2.550	$2.310

(1)	See Note 3 for a description of our material affiliate revenue transactions.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at June 30, 2019	$167,254	$(305,827)	$(5,727)	$(144,300)
Cash distributions	(7,755)	(13,000)	(8,159)	(28,914)
Net income attributable to partners	8,084	13,551	8,895	30,530
Other	67	124	3	194
Balance at September 30, 2019	$167,650	$(305,152)	$(4,988)	$(142,490)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at June 30, 2018	$173,607	$(295,247)	$(7,322)	$(128,962)
Cash distributions	(7,037)	(11,777)	(6,200)	(25,014)
Net income attributable to partners	6,227	10,463	6,636	23,326
Other	78	134	4	216
Balance at September 30, 2018	$172,875	$(296,427)	$(6,875)	$(130,427)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	$(134,823)
Cash distributions	(22,580)	(37,929)	(22,762)	(83,271)
General partner units issued to maintain 2% interest	—	—	8	8
Net income attributable to partners	19,027	31,841	24,244	75,112
Other	180	296	8	484
Balance at September 30, 2019	$167,650	$(305,152)	$(4,988)	$(142,490)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2017	$174,378	$(197,206)	$(6,397)	$(29,225)
Distributions to Delek Holdings for Big Spring Asset Acquisition	—	(96,822)	(1,976)	(98,798)
Cash distributions	(20,500)	(34,335)	(17,010)	(71,845)
General partner units issued to maintain 2% interest	—	—	20	20
Net income attributable to partners	18,808	31,617	18,478	68,903
Other	189	319	10	518
Balance at September 30, 2018	$172,875	$(296,427)	$(6,875)	$(130,427)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$75,112	$68,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,801	19,721
Non-cash lease expense	2,554	—
Amortization of customer contract intangible assets	5,408	4,207
Amortization of deferred revenue	(1,248)	(1,095)
Amortization of deferred financing costs and debt discount	2,054	1,984
Accretion of asset retirement obligations	298	267
Deferred income taxes	115	—
Income from equity method investments	(14,860)	(4,681)
Dividends from equity method investments	9,188	5,128
(Gain) loss on asset disposals	(95)	648
Other non-cash adjustments	484	518
Changes in assets and liabilities:
Accounts receivable	1,588	1,198
Inventories and other current assets	(3,290)	17,022
Accounts payable and other current liabilities	(7,613)	(4,311)
Accounts receivable/payable to related parties	(5,016)	(50,030)
Non-current assets and liabilities, net	109	(1,879)
Net cash provided by operating activities	84,589	57,600
Cash flows from investing activities:
Asset acquisitions, net of assumed asset retirement obligation liabilities	—	(72,222)
Purchases of property, plant and equipment	(4,964)	(8,674)
Proceeds from sales of property, plant and equipment	144	465
Purchases of intangible assets	—	(144,219)
Distributions from equity method investments	804	957
Equity method investment contributions	(137,361)	(172)
Net cash used in investing activities	(141,377)	(223,865)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	8	20
Distributions to general partner	(22,762)	(17,010)
Distributions to common unitholders - public	(22,580)	(20,500)
Distributions to common unitholders - Delek Holdings	(37,929)	(34,335)
Distributions to Delek Holdings unitholders and general partner related to Big Spring Logistic Assets Acquisition	—	(98,798)
Proceeds from revolving credit facility	476,400	678,000
Payments on revolving credit facility	(336,800)	(324,700)
Deferred financing costs paid	—	(5,264)
Reimbursement of capital expenditures by Delek Holdings	2,282	3,183
Net cash provided by financing activities	58,619	180,596
Net increase in cash and cash equivalents	1,831	14,331
Cash and cash equivalents at the beginning of the period	4,522	4,675
Cash and cash equivalents at the end of the period	$6,353	$19,006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,003	$24,446
Income taxes	$143	$136
Non-cash investing activities:
Increase/(Decrease) in accrued capital expenditures	$1,274	$(1,836)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$649	$—
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$20,202	$—

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
New Accounting Pronouncements Adopted During 2019
ASU 2016-02, Leases
In February 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. The guidance was subsequently amended to consider the impact of practical expedients and provide additional clarifications. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new lease standard on January 1, 2019. We elected the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. For certain lease classes, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we elected the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We have not elected the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term. The adoption of the lease accounting guidance had no impact on January 1, 2019 partners' equity and resulted in the recognition of a $20.2 million lease liability and a corresponding right-of-use asset on our consolidated balance sheet. The adoption did not have a material impact on our consolidated statement of income. See Note 14 for further information.
Accounting Pronouncements Not Yet Adopted
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.
ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations will now use forward-looking information to better inform their credit loss estimates. We are currently evaluating the impact that adopting this new guidance will

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

have on our business, financial condition and results of operations, which includes scoping, accounting, and disclosure considerations and historical analysis of applicable assets. This guidance is effective for interim and annual periods beginning after December 15, 2019. We expect to adopt this guidance on or before the effective date.

Note 2 - Acquisitions
Big Spring Logistic Assets Acquisition
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistic Assets from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery. The total purchase price was $170.8 million, financed through borrowings under the Partnership’s revolving credit facility. The Big Spring Logistic Assets included (i) approximately 75 storage tanks and certain ancillary assets, (ii) an asphalt terminal and a light products terminal; (iii) certain crude oil and refined product pipelines; and (iv) other logistics assets, such as four underground saltwells used for natural gas liquids storage.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into new contracts and amended certain existing contracts, including entering into new pipelines, storage and throughput facilities and asphalt services agreements. The transaction and related agreements were approved by the Conflicts Committee of the board of the Partnership's general partner, which is comprised solely of independent directors. See our Annual Report on Form 10-K for more detailed descriptions of these agreements.
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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of$0.8 million and $2.3 million during the three and nine months ended September 30, 2019, respectively. We were reimbursed $0.5 million and $3.2 million during the three and nine months ended September 30, 2018, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2019, we have recorded a receivable of $0.3 million from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expense. We were reimbursed $0.3 million and $6.0 million for these matters during the three and nine months ended September 30, 2019, respectively. We were reimbursed $1.4 million and $7.8 million for such matters during the three and nine months ended September 30, 2018, respectively.
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership for the three and nine months ended September 30, 2019 were $0.8 million and $3.6 million, respectively and are recorded in affiliate revenue in our condensed consolidated statement of income. No fees were paid for the three and nine months ended September 30, 2018. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$66,647	$63,835	$191,530	$178,559
Purchases from Affiliates	$66,578	$86,944	$219,225	$269,976
Operating and maintenance expenses	$18,336	$10,314	$38,851	$29,225
General and administrative expenses	$4,317	$774	$7,430	$4,236

Quarterly Cash Distributions
Our common and general partner unitholders and the holders of Incentive Distribution Rights ("IDRs") are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February, May and August 2019, we paid quarterly cash distributions of $26.9 million, $27.4 million and $28.9 million, respectively, of which $19.6 million, $20.0 million and $21.2 million, respectively, were paid to Delek Holdings and our general partner. In February, May and August 2018, we paid quarterly cash distributions of $22.8 million, $24.0 million and $25.0 million, respectively, of which $16.2 million, $17.2 million and $18.0 million, respectively, were paid to Delek Holdings and our general partner. On October 25, 2019, our general partner's board of directors declared a quarterly cash distribution totaling $30.4 million, based on the available cash as of the date of determination for the end of the third quarter of 2019, payable on November 12, 2019, of which $22.4 million is expected to be paid to Delek Holdings and our general partner, including the distribution as holder of the IDRs described in Note 8.
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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $298.1 million net property, plant, and equipment balance as of September 30, 2019, $247.6 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$5,281	$221	$5,502
Product Revenue - Third Party	—	65,407	65,407
Product Revenue - Affiliate	—	6,505	6,505
Lease Revenue - Affiliate (1) (2)	39,304	20,838	60,142
Total Revenue	$44,585	$92,971	$137,556
(1) Disaggregated revenue for the three months ended September 30, 2019 may not be comparable to disaggregated revenue for the three months ended September 30, 2018 as a result of our adoption of ASC 842, under which we applied the predominance principle and opted to not separate lease and non-lease components.

10 |

(2) Net of $1.8 million of amortization expense for the three months ended September 30, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Three Months Ended September 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$3,653	$64	$3,717
Service Revenue - Affiliate	24,536	14,921	39,457
Product Revenue - Third Party	—	96,558	96,558
Product Revenue - Affiliate	—	9,017	9,017
Lease Revenue - Affiliate (1)	11,596	3,765	15,361
Total Revenue	$39,785	$124,325	$164,110
(1) Net of $1.8 million of amortization expense for the three months ended September 30, 2018, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Nine Months Ended September 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$16,733	$525	$17,258
Product Revenue - Third Party	—	236,594	236,594
Product Revenue - Affiliate	—	23,078	23,078
Lease Revenue - Affiliate (1) (2)	112,694	55,758	168,452
Total Revenue	$129,427	$315,955	$445,382
(1) Disaggregated revenue for the nine months ended September 30, 2019 may not be comparable to disaggregated revenue for the nine months ended September 30, 2018 as a result of our adoption of ASC 842, under which we applied the predominance principle and opted to not separate lease and non-lease components.
(2) Net of $5.4 million of amortization expense for the nine months ended September 30, 2019, respectively, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Nine Months Ended September 30, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$11,618	$866	$12,484
Service Revenue - Affiliate	67,593	39,068	106,661
Product Revenue - Third Party	—	307,268	307,268
Product Revenue - Affiliate	—	30,045	30,045
Lease Revenue - Affiliate (1)	32,031	9,822	41,853
Total Revenue	$111,242	$387,069	$498,311
(1) Net of $4.2 million of amortization expense for the nine months ended September 30, 2018, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of September 30, 2019, we expect to recognize $1.1 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

11 |

Our unfulfilled performance obligations as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	$43,663
2020	174,284
2021	174,023
2022	172,872
2023 and thereafter	491,927
Total expected revenue on remaining performance obligations	$1,056,769

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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of September 30, 2019, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2019 is November 12, 2019. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to partners	$30,530	$23,326	$75,112	$68,903
Less: General partner's distribution (including IDRs) (1)	8,892	6,688	24,475	18,598
Less: Limited partners' distribution	21,487	19,272	62,256	56,343
Earnings in excess of (less than) distributions	$151	$(2,634)	$(11,619)	$(6,038)

General partner's earnings:
Distributions (including IDRs) (1)	$8,892	$6,688	$24,475	$18,598
Earnings in excess of (less than) distributions	3	(52)	(231)	(120)
Total general partner's earnings	$8,895	$6,636	$24,244	$18,478

Limited partners' earnings on common units:
Distributions	$21,487	$19,272	$62,256	$56,343
Earnings in excess of (less than) distributions	148	(2,582)	(11,388)	(5,918)
Total limited partners' earnings on common units	$21,635	$16,690	$50,868	$50,425

Weighted average limited partner units outstanding:
Common units - basic	24,417,285	24,395,183	24,411,308	24,387,995
Common units - diluted	24,420,582	24,401,908	24,417,466	24,395,880

Net income per limited partner unit:
Common units - basic	$0.89	$0.68	$2.08	$2.07
Common units - diluted (2)	$0.89	$0.68	$2.08	$2.07

(1) General partner distributions (including IDRs) consist of the 2.0% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. See Note 8 for further discussion related to IDRs.
(2) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three and nine months ended September 30, 2019 and 2018.
Note 6 - Inventory
Inventories consisted of $7.7 million and $5.5 million of refined petroleum products as of September 30, 2019 and December 31, 2018, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income, which amounted to nominal amounts during the three and nine months ended September 30, 2018. We did not recognize any lower of cost or net realizable value charges during the three and nine months ended September 30, 2019.
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
The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a subsidiary of Delek Holdings, continues to provide a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. As of September 30, 2019 the principal amount of the Holdings Note was $102.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At September 30, 2019, the weighted average interest rate for our borrowings under the facility was approximately 4.9%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2019, this fee was 0.50% per year.
As of September 30, 2019, we had $596.3 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of September 30, 2019, were $253.7 million.
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

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
As of September 30, 2019, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of September 30, 2019, the effective interest rate related to the 2025 Notes was approximately 7.2%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $4.2 million and $1.3 million, respectively, as of September 30, 2019, and $4.8 million and $1.5 million, respectively, as of December 31, 2018.
Note 8 - Equity
We had 9,123,239 common limited partner units held by the public outstanding as of September 30, 2019. Additionally, as of September 30, 2019, Delek Holdings owned a 61.4% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 498,312 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2018 through September 30, 2019.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	9,109,807	15,294,046	498,038	24,901,891
General partner units issued to maintain 2% interest	—	—	274	274
Unit-based compensation awards (1)	13,432	—	—	13,432
Balance at September 30, 2019	9,123,239	15,294,046	498,312	24,915,597
(1) No units were withheld for taxes during the three and nine months ended September 30, 2019.
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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to partners	$30,530	$23,326	$75,112	$68,903
Less: General partner's IDRs	(8,453)	(6,295)	(23,206)	(17,449)
Net income available to partners	$22,077	$17,031	$51,906	$51,454
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$442	$341	1,038	$1,029
General partner's IDRs	8,453	6,295	23,206	17,449
Total general partner's interest in net income	$8,895	$6,636	$24,244	$18,478

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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019 (1)	November 4, 2019
(1) Expected date of distribution.

The allocations of total quarterly cash distributions made to general and limited partners for the three and nine months ended September 30, 2019 and 2018 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General partner's distributions:
General partner's distributions	$439	$393	$1,269	$1,149
General partner's IDRs	8,453	6,295	23,206	17,449
Total general partner's distributions	8,892	6,688	24,475	18,598

Limited partners' distributions:
Common limited partners' distributions	21,487	19,272	62,256	56,343

Total cash distributions	$30,379	$25,960	$86,731	$74,941

Cash distributions per limited partner unit	$0.880	$0.790	$2.550	$2.310

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of our general partner. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income is immaterial.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. We contributed an additional $3.5 million related to such expansion project in May 2019.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	September 30, 2019	December 31, 2018
Current Assets	$11,618	$6,594
Non-current Assets	$377,059	$375,618
Current liabilities	$5,168	$4,945

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$19,195	$14,446	$45,212	$33,635
Gross profit	$14,469	$9,110	$28,935	$18,457
Net income	$14,342	$8,709	$27,994	$17,221

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	September 30, 2019	December 31, 2018
Current assets	$31,834	$15,450
Non-current assets	$260,427	$240,852
Current liabilities	$8,060	$4,362

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$14,602	$8,384	$33,793	$26,260
Gross profit	$9,965	$4,694	$20,549	$13,173
Net Income	$9,458	$4,055	$19,124	$11,567

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of September 30, 2019 and December 31, 2018, the Partnership's investment balance in these joint ventures was $247.0 million and $104.8 million, respectively.
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

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pipelines and Transportation
Net revenues:
Affiliate	$39,304	$36,132	$112,694	$99,624
Third party	5,281	3,653	16,733	11,618
Total pipelines and transportation	44,585	39,785	129,427	111,242
Cost of materials and other	4,947	5,055	17,871	14,691
Operating expenses (excluding depreciation and amortization)	12,547	9,499	36,109	29,054
Segment contribution margin	$27,091	$25,231	$75,447	$67,497
Capital spending (1)	$3,103	$2,086	$4,345	$4,320

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (2)	$27,343	$27,703	$78,836	$78,935
Third party	65,628	96,622	237,119	308,134
Total wholesale marketing and terminalling	92,971	124,325	315,955	387,069
Cost of materials and other	67,647	100,541	244,842	315,953
Operating expenses (excluding depreciation and amortization)	5,888	5,896	15,711	13,835
Segment contribution margin	$19,436	$17,888	$55,402	$57,281
Capital spending (1)	$889	$905	$1,893	$3,120

Consolidated
Net revenues:
Affiliate	$66,647	$63,835	$191,530	$178,559
Third party	70,909	100,275	253,852	319,752
Total Consolidated	137,556	164,110	445,382	498,311
Cost of materials and other	72,594	105,596	262,713	330,644
Operating expenses (excluding depreciation and amortization presented below)	18,435	15,395	51,820	42,889
Contribution margin	$46,527	$43,119	$130,849	$124,778
General and administrative expenses	5,280	3,076	15,046	9,798
Depreciation and amortization	6,588	6,702	19,801	19,721
(Gain) loss on asset disposals	(70)	717	(95)	648
Operating income	$34,729	$32,624	$96,097	$94,611
Capital spending (1)	$3,992	$2,991	$6,238	$7,440

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

The following table summarizes the total assets for each segment as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Pipelines and transportation	$529,219	$387,333
Wholesale marketing and terminalling	238,588	237,260
Total assets	$767,807	$624,593

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant and equipment and accumulated depreciation as of September 30, 2019 and depreciation expense by reporting segment for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$361,478	$96,238	$457,716
Less: accumulated depreciation	(122,397)	(37,226)	(159,623)
Property, plant and equipment, net	$239,081	$59,012	$298,093
Depreciation expense for the three months ended September 30, 2019	$5,240	$1,348	$6,588
Depreciation expense for the nine months ended September 30, 2019	$15,784	$4,017	$19,801

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2019.
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
Note 13 - Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our financial statements. See "Crude Oil and Other Releases" below for discussion of an enforcement action.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices and pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, saltwells, trucks and related operations, and may be subject to revocation, modification and renewal. See "Crude Oil and Other Releases" below for discussion of an enforcement action.
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

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets, including five releases that occurred in 2019 and six releases that occurred in 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases have been substantially completed or have received regulatory closure. Boom maintenance and confirmatory sampling is currently underway at some sites. We expect regulatory closure by the end of 2019 for some release sites that have not yet received it, with closure on a few remaining sites occurring in 2020.
Many of the releases have occurred on our SALA Gathering System. During the nine months ended September 30, 2019, we decommissioned certain sections of the SALA Gathering System in an effort to improve the safety and integrity of the system. The decommissioning of these sections was completed in August 2019. The project did not have a material effect on the operational capabilities of the system.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of September 30, 2019, we have accrued $0.4 million for remediation and other such matters related to these releases, which excludes amounts payable discussed below for the release of crude oil from a pumping facility at our Magnolia Station near the El Dorado Refinery (the "Magnolia Release").
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release are expected to be completed by the end of the year. We currently estimate the maintenance and remediation efforts to cost between $4.0 million and $6.0 million, excluding any fines or penalties assessed by regulatory agencies. We anticipate that we will incur fines or penalties but we cannot currently estimate those costs. No accrual is recorded for the Sulphur Springs Release as of September 30, 2019, as the release occurred subsequent to that date. We are evaluating whether there may be potential recoveries or indemnification of the costs incurred for the Sulphur Springs Release.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income and comprehensive income and the majority are subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are generally reimbursed by Delek Holdings for such costs.
During the three and nine months ended September 30, 2019, we recorded a nominal amount and $0.3 million of expenses, respectively, and $0.2 million and $0.3 million of expenses during the three and nine months ended September 30, 2018, which is net of total reimbursable costs from Delek Holdings pursuant to the terms of the Omnibus Agreement. Reimbursable costs amounted to $0.5 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, and $1.0 million and $8.0 million for the three and nine months ended September 30, 2018, respectively, to cover the costs of asset failures.
The United States Department of Justice (the "DOJ"), on behalf of the EPA, and the state of Arkansas, on behalf of the Arkansas Department of Environmental Quality, have been pursuing an enforcement action against the Partnership with regard to potential violations of the Clean Water Act and certain state laws arising from the Magnolia Release since June 2015. On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of the Partnership's wholly-owned subsidiaries, Delek Logistics Operating, LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas.
In December 2018, the Partnership, the United States and the state of Arkansas reached an agreement to settle the claims related to the Magnolia Release for $2.2 million and the claims against the Partnership were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned in exchange for payment of monetary penalties and other relief. In July 2019, we signed and submitted to the DOJ, a consent decree (the "Magnolia Consent Decree") to settle the release, and on August 30, 2019, the Magnolia Consent Decree was lodged with the Court.  We expect the Magnolia Consent Decree to be finalized and to settle the payable in the fourth quarter of 2019. As of September 30, 2019, $2.2 million is recorded in accounts payable in our condensed consolidated balance sheet for the Magnolia Release.
Letters of Credit
As of September 30, 2019, we had no letters of credit in place.
Note 14 - Leases
We lease certain pipeline and transportation equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Our leases do not have any outstanding renewal options. Certain leases also include options to purchase the leased equipment.

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain of our lease agreements include rates based on equipment usage and others include rate inflationary indices based increases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2019	2019
Lease Cost
Operating lease cost	$1,744	$4,643
Short-term lease cost (1)	47	850
Total lease cost	$1,791	$5,493

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,744)	$(4,643)

Leased assets obtained in exchange for new operating lease liabilities	$649	$649

		September 30, 2019
Weighted-average remaining lease term (years) for operating leases		3.58
Weighted-average discount rate (2) operating leases		7.8%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of September 30, 2019 (in thousands) under ASC 842:

October 1 to December 31, 2019	$1,533
2020	6,055
2021	5,755
2022	5,047
2023	2,459
Thereafter	—
Total lease payments	20,849
Less: Interest	2,551
Present value of lease liabilities	$18,298
The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2018 (in thousands) under ASC 840, Leases:

2019	$5,755
2020	5,659
2021	5,337
2022	5,031
2023	2,429
Thereafter	8
Total future minimum lease payments	$24,219

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Subsequent Events
Distribution Declaration
On October 25, 2019, our general partner's board of directors declared a quarterly cash distribution of $0.880 per unit, payable on November 12, 2019, to unitholders of record on November 4, 2019.
Sulphur Springs Release
On October 3, 2019, a release of diesel fuel occurred on one of our pipelines near Sulphur Springs, Texas. Cleanup operations and site maintenance and remediation efforts are expected to be completed by the end of the year. See Note 13 for additional information.

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

22 |

Management's Discussion and Analysis

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
(ii) Wholesale Marketing and Terminalling
The assets in our wholesale marketing and terminalling segment consist of refined products terminals and pipelines in Texas, Tennessee, Arkansas and Oklahoma. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler and Big Spring refineries, engaging in wholesale activity at our terminals in west Texas and at terminals

23 |

Management's Discussion and Analysis

owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined products terminals to independent third parties and Delek Holdings.
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

24 |

Management's Discussion and Analysis

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
Contribution Margin per Barrel
Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin (defined above) generated in operations.
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

25 |

Management's Discussion and Analysis

Cost of Materials and Other

(i)	all costs of purchased refined products in our wholesale marketing and terminalling segment, as well as additives and related transportation of such products;

(ii)	costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance;

(iii)	the cost of pipeline capacity leased from any third parties; and

(iv)	gains and losses related to our commodity hedging activities.
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.88 per unit for the quarter ended September 30, 2019 ($3.52 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute to its unitholders quarterly all of its available cash as defined in the Partnership Agreement. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our senior secured revolving credit agreement and any potential future issuances of equity and debt securities. See Note 8 to the condensed consolidated financial statements for a discussion of historic cash distributions.
Market Trends
Master Limited Partnerships
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Throughout the majority of 2018, the prices of crude oil and related refined products remained relatively consistent. However, during the fourth quarter of 2018, the prices of crude oil and related refined products decreased significantly due to seasonal impacts. During the first half of 2019, the prices of crude oil and related refined products began to rebound and increase but fell slightly in the third quarter. Drilling activity, particularly in the Permian Basin, which has attractive drilling economics supported by improved efficiencies and drilling cost, continues to be a source of favorable market conditions in the area. As a result, our assets remain in demand and our operations will benefit from this environment, particularly in the west Texas area where our results are most driven by market factors. Additionally, we believe these market conditions will continue to facilitate the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
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
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the west Texas area and the value attributable to RINs can affect the results of our west Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products were stable for the majority of 2018 and in spite of a decrease in prices during the fourth quarter of 2018, demand for refined products from our west Texas operations to industries that support crude oil exploration and production began to rebound in the first half of 2019 with a slight reduction in the third quarter, although finished products prices saw a larger decrease. See illustrative charts below.

26 |

Management's Discussion and Analysis

See chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.
Also, the volatility of refined products prices may impact our margin in the west Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

27 |

Management's Discussion and Analysis

Our west Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $0.3 million of RINs to Delek Holdings during the third quarter of 2019 and $0.9 million of RINs to Delek Holdings for the nine months ended September 30, 2019. We sold approximately $0.3 million of RINs to Delek Holdings during the third quarter of 2018 and $2.3 million of RINs to Delek Holdings for the nine months ended September 30, 2018. See the chart below for the high, low and average prices of RINs for each of the quarterly periods in 2018 and in the three quarterly periods in 2019.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2019, from those disclosed in our Annual Report on Form 10-K.
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

28 |

Management's Discussion and Analysis

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
The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Pipelines and transportation	$44,585	$39,785	$129,427	$111,242
Wholesale marketing and terminalling	92,971	124,325	315,955	387,069
Total	137,556	164,110	445,382	498,311
Operating costs and expenses:
Cost of materials and other	72,594	105,596	262,713	330,644
Operating expenses (excluding depreciation and amortization)	18,435	15,395	51,820	42,889
General and administrative expenses	5,280	3,076	15,046	9,798
Depreciation and amortization	6,588	6,702	19,801	19,721
(Gain) loss on asset disposals	(70)	717	(95)	648
Total operating costs and expenses	102,827	131,486	349,285	403,700
Operating income	34,729	32,624	96,097	94,611
Interest expense, net	12,509	11,108	35,164	30,096
Income from equity method investments	(8,394)	(1,924)	(14,860)	(4,681)
Other expense, net	—	8	461	8
Total non-operating costs and expenses	4,115	9,192	20,765	25,423
Income before income tax expense	30,614	23,432	75,332	69,188
Income tax expense	84	106	220	285
Net income attributable to partners	$30,530	$23,326	$75,112	$68,903
Comprehensive income attributable to partners	$30,530	$23,326	$75,112	$68,903
EBITDA(1)	$51,514	$43,045	$135,705	$123,212

Less: General partner's interest in net income, including incentive distribution rights	8,895	6,636	24,244	18,478
Limited partners' interest in net income	$21,635	$16,690	$50,868	$50,425

Net income per limited partner unit:
Common units - basic	$0.89	$0.68	$2.08	$2.07
Common units - diluted	$0.89	$0.68	$2.08	$2.07

Weighted average limited partner units outstanding:
Common units - basic	24,417,285	24,395,183	24,411,308	24,387,995
Common units - diluted	24,420,582	24,401,908	24,417,466	24,395,880
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

30 |

Management's Discussion and Analysis

Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$30,530	$23,326	$75,112	$68,903
Add:
Income tax expense	84	106	220	285
Depreciation and amortization	6,588	6,702	19,801	19,721
Amortization of customer contract intangible assets	1,803	1,803	5,408	4,207
Interest expense, net	12,509	11,108	35,164	30,096
EBITDA (1)	$51,514	$43,045	$135,705	$123,212

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$34,261	$5,957	84,589	$57,600
Changes in assets and liabilities	3,237	28,079	14,222	38,000
Distributions from equity method investments in investing activities	—	297	804	957
Non-cash lease expense	(1,145)	—	(2,554)	—
Maintenance and regulatory capital expenditures (2)	(3,728)	(2,380)	(5,515)	(3,721)
Reimbursement from Delek Holdings for capital expenditures (3)	1,223	1,292	2,607	2,179
Accretion of asset retirement obligations	(100)	(92)	(298)	(267)
Deferred income taxes	(118)	—	(115)	—
Loss on asset disposals	70	(717)	95	(648)
Distributable cash flow (1)	$33,700	$32,436	$93,835	$94,100

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
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

(3)
For the three and nine month periods ended September 30, 2019 and 2018, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

31 |

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenues:
Affiliates	$66,647	$63,835	$191,530	178,559
Third-Party	70,909	100,275	253,852	319,752
Total Consolidated	137,556	164,110	445,382	498,311
Cost of materials and other	72,594	105,596	262,713	330,644
Operating expenses (excluding depreciation and amortization presented below)	18,435	15,395	51,820	42,889
Contribution margin	46,527	43,119	130,849	124,778
General and administrative expenses	5,280	3,076	15,046	9,798
Depreciation and amortization	6,588	6,702	19,801	19,721
(Gain) loss on asset disposals	(70)	717	(95)	648
Operating income	$34,729	$32,624	$96,097	$94,611

Net Revenues
Q3 2019 vs. Q3 2018
Net revenues decreased by $26.6 million, or 16.2%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.2 million gallons and 8.0 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.24 per gallon and $0.33 per gallon, respectively.
Such decreases were partially offset by the following:

•	increased revenues for marketing and terminalling services under the agreements associated with certain of our assets in Big Spring, Texas as a result of increased throughput;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the third quarter of 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the third quarter of 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the third quarter of 2019 for which there were no fees earned during the third quarter of 2018; and

•	increased revenues associated with our trucking assets.
YTD 2019 vs. YTD 2018
Net revenues decreased by $52.9 million, or 10.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 8.5 million gallons and 15.2 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.21 per gallon, respectively.

32 |

Management's Discussion and Analysis

Such decreases were partially offset by the following:

•
increased revenues associated with the assets we acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the nine months ended September 30, 2019 compared to seven months during the nine months ended September 30, 2018;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the nine months ended September 30, 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the nine months ended September 30, 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the nine months ended September 30, 2019 for which there were no fees earned during the nine months ended September 30, 2018; and

•	increased revenues associated with our trucking assets.

Cost of Materials and Other
Q3 2019 vs. Q3 2018
Cost of materials and other decreased by $33.0 million, or 31.3%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.2 million gallons and 8.0 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.26 per gallon and $0.31 per gallon, respectively.
YTD 2019 vs. YTD 2018
Cost of materials and other decreased by $67.9 million, or 20.5%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 8.5 million gallons and 15.2 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.18 per gallon, respectively.

Operating Expenses
Q3 2019 vs. Q3 2018
Operating expenses increased by $3.0 million, or 19.7%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	higher operating costs associated with various logistics assets, including variable expenses such as utilities, contractor and materials costs; and

•	a reduction in expense associated with expenditures on certain of our assets during the third quarter of 2018, with no comparable reduction during the third quarter of 2019.
YTD 2019 vs. YTD 2018
Operating expenses increased by $8.9 million, or 20.8%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	higher operating costs associated with allocated contract services pertaining to certain of our assets; and

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth.
These increases were partially offset by:

•	decreases in variable expenses such as utilities, maintenance and materials costs.

33 |

Management's Discussion and Analysis

General and Administrative Expenses
Q3 2019 vs. Q3 2018
General and administrative expenses increased by $2.2 million, or 71.7%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•
a reduction in employee related expenses allocated to us in connection with the management of various projects for Delek Holdings pursuant to the DPG Management Agreement during the third quarter of 2018, with no comparable expense reduction during the third quarter of 2019.

YTD 2019 vs. YTD 2018
General and administrative expenses increased by $5.2 million, or 53.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•
a reduction in employee related expenses allocated to us in connection with the management of various projects for Delek Holdings pursuant to the DPG Management Agreement during the nine months ended September 30, 2018, with no comparable expense reduction during the nine months ended September 30, 2019, as these fees were reclassified to revenue for 2019;

•	increases in allocated employee headcount in various operational groups as the Partnership continues to experience growth; and

•	increases in professional consulting fees associated with the Red River Pipeline Joint Venture.

Depreciation and Amortization
The changes in depreciation and amortization for both the third quarter of 2019 compared to the third quarter of 2018 and the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were immaterial.

Interest Expense
Q3 2019 vs. Q3 2018
Interest expense increased by $1.4 million, or 12.6% in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	increased borrowings under the DKL Credit Facility as a result of our contribution to the Red River Pipeline Joint Venture in May 2019, prior to which we had lower average debt balances; and

•	higher floating interest rates applicable to the DKL Credit Facility.
YTD 2019 vs. YTD 2018
Interest expense increased by $5.1 million, or 16.8%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•
increased borrowings under the DKL Credit Facility as a result of the Big Spring Logistic Assets Acquisition that occurred late in the first quarter of 2018 and our contribution to the Red River Pipeline Joint Venture in May 2019, prior to which we had lower average debt balances; and

•	higher floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q3 2019 vs. Q3 2018
We recognized income of $8.4 million from equity method investments during the third quarter of 2019 compared to $1.9 million for the third quarter of 2018, an increase of $6.5 million, or 336.3%. This increase was primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture as a result of the Partnership's efforts to grow the midstream business; and

•
an increase in income from our investments in Andeavor Logistics and CP LLC (as defined in Note 10), which operate the RIO Pipeline and the Caddo Pipeline System, respectively, as a result of increased revenues for both pipeline systems.

34 |

Management's Discussion and Analysis

YTD 2019 vs. YTD 2018
During the nine months ended September 30, 2019, we recognized income of $14.9 million from equity method investments, compared to $4.7 million for the nine months ended September 30, 2018, an increase of $10.2 million, or 217.5%. This increase was primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture as a result of the Partnership's efforts to grow the midstream business; and

•	an increase in income from our investments in Andeavor Logistics and CP LLC.

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
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. These assets include:

•	the Lion Pipeline System

•	the SALA Gathering System

•	the Paline Pipeline System

•	the East Texas Crude Logistics System

•	the Tyler-Big Sandy Pipeline

•	the El Dorado Tank Assets and El Dorado Rail Offloading Racks

•	the Tyler Tank Assets and Tyler Crude Tank

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline

•	Effective March 1, 2018, this segment also includes the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition
In addition to these operating systems, we own or lease 125 tractors and 166 trailers used to haul primarily crude oil and other products for related and third parties.
The following tables and discussion present the results of operations and operating statistics of material assets of the pipelines and transportation segment for the three and nine months ended September 30, 2019 and 2018:

Pipelines and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenues:
Affiliates	$39,304	$36,132	112,694	$99,624
Third-Party	5,281	3,653	16,733	11,618
Total Pipelines and Transportation	44,585	39,785	129,427	111,242
Cost of materials and other	4,947	5,055	17,871	14,691
Operating expenses (excluding depreciation and amortization presented below)	12,547	9,499	36,109	29,054
Segment contribution margin	$27,091	$25,231	$75,447	$67,497

Throughputs (average bpd)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lion Pipeline System:
Crude pipelines (non-gathered)	49,477	59,150	43,446	56,672
Refined products pipelines to Enterprise Systems	43,518	43,762	32,242	47,154
SALA Gathering System	21,632	16,704	21,143	16,705
East Texas Crude Logistics System	25,391	14,284	21,045	16,402

36 |

Management's Discussion and Analysis

Comparison of the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net Revenues
Q3 2019 vs. Q3 2018
Net revenues for the pipelines and transportation segment increased by $4.8 million, or 12.1%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the third quarter of 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the third quarter of 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the third quarter of 2019 for which there were no fees earned during the third quarter of 2018; and

•	increased revenues associated with our trucking assets.
YTD 2019 vs. YTD 2018
Net revenues for the pipelines and transportation segment increased by $18.2 million, or 16.3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•
increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the nine months ended September 30, 2019 compared to seven months during the nine months ended September 30, 2018;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the nine months ended September 30, 2018 during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee compared to the nine months ended September 30, 2019, during which the pipeline was subject to a FERC tariff; and

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the nine months ended September 30, 2019 for which there were no fees earned during the nine months ended September 30, 2018; and

•	increased revenues associated with our trucking assets.

Cost of Materials and Other
Q3 2019 vs. Q3 2018
The change in cost of materials and other for the pipelines and transportation segment in the third quarter of 2019 compared to the third quarter of 2018 was immaterial.
YTD 2019 vs. YTD 2018
Cost of materials and other for the pipelines and transportation segment increased by $3.2 million, or 21.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•
increased costs associated with product purchases from a third party for resale, which were resold at a loss, in the nine months ended September 30, 2019, with no comparable activity in the nine months ended September 30, 2018;

•
increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increase in fees, insurance, supplies and maintenance expenses; and

•	increased costs associated with our leased refined product pipeline capacity pursuant to the provisions of a new agreement for the capacity that was effective June 1, 2018.

Operating Expenses
Q3 2019 vs. Q3 2018
Operating expenses for the pipelines and transportation segment increased by $3.0 million, or 32.1%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

37 |

Management's Discussion and Analysis

•	higher operating costs associated with various logistics assets, including variable expenses such as utilities, contractor and materials costs; and

•	a reduction in expense associated with expenditures on certain of our assets during the third quarter of 2018, with no comparable reduction during the third quarter of 2019.
YTD 2019 vs. YTD 2018
Operating expenses for the pipelines and transportation segment increased $7.1 million, or 24.3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	higher operating costs associated with allocated contract services pertaining to certain of our assets; and

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth.
These increases were partially offset by:

•	decreases in variable expenses such as utilities, maintenance and materials costs.

Contribution Margin
Q3 2019 vs. Q3 2018
Contribution margin for the pipelines and transportation segment increased by $1.9 million, or 7.4%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	increases in net revenues associated with our Paline Pipeline System, the Delek Permian Gathering Project, and our trucking assets, as described above.
YTD 2019 vs. YTD 2018
Contribution margin for the pipelines and transportation segment increased by $8.0 million, or 11.8%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

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
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2019 and 2018:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenues:
Affiliates	$27,343	$27,703	78,836	$78,935
Third-Party	65,628	96,622	237,119	308,134
Total Wholesale Marketing and Terminalling	92,971	124,325	315,955	387,069
Cost of materials and other	67,647	100,541	244,842	315,953
Operating expenses (excluding depreciation and amortization presented below)	5,888	5,896	15,711	13,835
Segment contribution margin	$19,436	$17,888	$55,402	$57,281

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
East Texas - Tyler Refinery sales volumes (average bpd) (1)	83,953	79,404	74,607	77,349
Big Spring marketing throughputs (average bpd) (2)	80,203	80,687	83,608	79,819
West Texas marketing throughputs (average bpd)	9,535	12,197	11,446	13,453
West Texas gross margin per barrel	$4.82	$4.65	$4.83	$5.88
Terminalling throughputs (average bpd) (3)	170,727	167,491	160,621	159,457

(1)	Excludes jet fuel and petroleum coke.
(2)
Throughputs for the nine months ended September 30, 2018 are for the 214 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 2 to our accompanying condensed consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal for nine months ended September 30, 2018 are for the 214 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput for the nine months ended September 30, 2018 was 41.4 million barrels, which averaged 151,646 bpd for the period.

Comparison of the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018
Net Revenues
Q3 2019 vs. Q3 2018
Net revenues for the wholesale marketing and terminalling segment decreased by $31.4 million, or 25.2%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.2 million gallons and 8.0 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.24 per gallon and $0.33 per gallon, respectively.

39 |

Management's Discussion and Analysis

Such decreases were partially offset by the following:

◦	increased revenues generated by the marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition as a result of increased throughput.
YTD 2019 vs. YTD 2018
Net revenues for the wholesale marketing and terminalling segment decreased by $71.1 million, or 18.4%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 8.5 million gallons and 15.2 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.21 per gallon, respectively.
Such decreases were partially offset by the following:

◦
increased revenues generated by the marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the nine months ended September 30, 2019 compared to seven months during the nine months ended September 30, 2018.

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our west Texas operations.

40 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2019 vs. Q3 2018
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $32.9 million, or 32.7%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.2 million gallons and 8.0 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.26 per gallon and $0.31 per gallon, respectively.
YTD 2019 vs. YTD 2018
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $71.1 million, or 22.5%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 8.5 million gallons and 15.2 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.18 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our west Texas operations for the three and nine months ended September 30, 2019 and 2018. Refer to the Refined Products Volume chart above for a summary of volumes impacting our west Texas operations.

Operating Expenses
Q3 2019 vs. Q3 2018
The change in operating expenses in the third quarter of 2019 compared to the third quarter of 2018 was immaterial.
YTD 2019 vs. YTD 2018
Operating expenses increased by $1.9 million, or 13.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth.

41 |

Management's Discussion and Analysis

Contribution Margin
Q3 2019 vs. Q3 2018
Contribution margin for the wholesale marketing and terminalling segment increased by $1.5 million, or 8.7%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	revenue associated with our marketing and terminalling services associated with our assets in Big Spring, Texas,
Such increases were partially offset by:

•	decreases in revenue in our west Texas operations as described above.
YTD 2019 vs. YTD 2018
Contribution margin for the wholesale marketing and terminalling segment decreased by $1.9 million, or 3.3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations as described above.
Such decreases were partially offset by:

•	net revenues under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.

42 |

Management's Discussion and Analysis

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
We believe we have sufficient financial resources to meet our business requirements in the next 12 months, including minimum quarterly cash distributions and capital expenditures.
Cash Distributions
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019 (1)	November 4, 2019

(1)	Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$84,589	$57,600
Net cash used in investing activities	(141,377)	(223,865)
Net cash provided by financing activities	58,619	180,596
Net increase in cash and cash equivalents	$1,831	$14,331

Operating Activities
Net cash provided by operating activities increased $27.0 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in cash provided by operations was primarily due to decreases in accounts receivable/payable to related parties, partially offset by an increase in net income for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of non-cash increases in income from equity method investments. Also offsetting the increase in operating activities were increases in inventories and other current assets. Accounts receivable/payable to related parties was in a net payable position as of September 30, 2019, compared to a net receivable position as of September 30, 2018. The change from a net receivable to a net payable was due to increases in payables to Delek Holdings related to product purchases from the Big Spring Refinery. The increase in income from equity method investments was primarily due to income from the Red River Pipeline Joint Venture, for which we made our initial investment in May 2019. The increases in inventory and other current assets were primarily due to the fact that cash used to purchase inventories during the nine months ended September 30, 2018 was significantly lower in our west Texas operations as a result of a decrease in available line space coupled with increased sales from inventory to third parties in the area, compared to the nine months ended September 30, 2019 during which market conditions were more favorable and inventory purchases increased.
Investing Activities
Net cash used in investing activities decreased $82.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily due to acquisition activity that occurred during the nine months ended September 30, 2018, with no comparable activity occurring during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Partnership paid $72.0 million for the assets acquired in the Big Spring Logistic Assets

43 |

Management's Discussion and Analysis

Acquisition and $144.2 million in connection with the Marketing Contract Intangible Acquisition. Also contributing to the decrease was a decrease in cash purchases of property, plant and equipment, which amounted to $5.0 million during the nine months ended September 30, 2019 compared to $8.7 million during the nine months ended months ended September 30, 2018. Offsetting these decreases was an increase in contributions made to our joint ventures, which amounted to $137.4 million during the nine months ended September 30, 2019, compared to contributions of $0.2 million made during the nine months ended September 30, 2018.
Financing Activities
Net cash provided by financing activities decreased $122.0 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds under our revolving credit facility. We received net proceeds of $139.6 million under the revolving credit facility during the nine months ended September 30, 2019, compared to net proceeds of $353.3 million under the revolving credit facility during the nine months ended September 30, 2018. Further contributing to the decrease were increases in the quarterly cash distributions. We paid quarterly cash distributions totaling $83.3 million during the nine months ended September 30, 2019, compared to quarterly cash distributions totaling $71.8 million during the nine months ended September 30, 2018. Partially offsetting the decreases were distributions of $98.8 million related to the Big Spring Logistic Assets Acquisition made during the nine months ended September 30, 2018, for which there was no comparable distribution during the nine months ended September 30, 2019.
Cash Position and Indebtedness
As of September 30, 2019, we had $6.4 million cash and cash equivalents and we had total indebtedness of $840.8 million. Unused credit commitments under the revolving credit facility were $253.7 million, and we had no letters of credit in place at September 30, 2019. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2019. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Agreements Governing Certain Indebtedness of Delek Holdings
Although we are not contractually bound by and are not liable for Delek Holdings' debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek Holdings' credit arrangements require that Delek Holdings meet certain minimum covenant levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. Delek Holdings, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek Holdings to violate these and any other covenants in its credit arrangements or otherwise be in default under any of its credit arrangements. As a result we cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Delek Holdings' level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings' level of indebtedness, financial performance and credit ratings.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2019 and planned capital expenditures for the full year 2019 by segment and by major category (in thousands):

	Full Year 2019 Forecast	Nine Months Ended September 30, 2019
Pipelines and Transportation
Regulatory (2)	$2,105	$1,755
Maintenance (1) (2)	3,893	2,204
Discretionary projects	455	386
Pipelines and transportation segment total	$6,453	$4,345

Wholesale Marketing and Terminalling
Regulatory (3)	$377	$377
Maintenance (1) (3)	1,938	1,012
Discretionary	1,049	504
Wholesale marketing and terminalling segment total	$3,364	$1,893

Total capital spending (4)	$9,817	$6,238

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

(2)
The majority of the $3.9 million and $2.1 million budgeted for maintenance and regulatory projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines and asset integrity improvements at certain of our pipeline facilities, respectively.

(3)
The majority of the $0.4 million and $1.9 million budgeted for regulatory and maintenance projects in the wholesale marketing and terminalling segment relates to improvements to our terminalling facilities at the Tyler Refinery and scheduled maintenance on our terminalling tanks and racks at certain of our terminals, respectively.

(4)
We decreased our capital spending forecast for 2019 to $9.8 million, down from the prior forecast of $12.2 million. We decreased our forecast as a result of changes to the anticipated completion dates of certain maintenance and discretionary projects.

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
Interest Rate Risk
Debt that we incur under our revolving credit facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2019 would be to change interest expense by approximately $6.0 million.
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

45 |

Legal Proceedings and Risk Factors

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. There has been a material development to the proceeding related to the release at our Magnolia Station previously reported in our Annual Report on Form 10-K, filed with the SEC on March 1, 2019. In July 2019, we signed and submitted to the DOJ, a consent decree (the "Magnolia Consent Decree") to settle the release, and on August 30, 2019, the Magnolia Consent Decree was lodged with the Court.  It was published for public comment in the Federal Register on September 6, 2019 and remained open for comments for 30 days. On October 30, 2019, the DOJ filed its motion for entry. We currently expect that it will be entered one to three weeks from the motion date. The Partnership will then have 30 days to make payment on the penalties.
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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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

Dated: November 7, 2019

47 |