Form 10-K
period 2019-12-31
Delek Logistics Partners, LP
filed 2020-02-28
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	DKL	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 28, 2019 was approximately $278,600,000, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 21, 2020, there were 24,425,625 common limited partner units and 498,482 general partner units outstanding.
Documents incorporated by reference: None

Table of Contents

Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2019

2 |

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
Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission ("SEC") and are available on our website (in the "SEC Filings" section) free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of the audit committee and environmental, health and safety committee of the board of directors of our general partner in the "Corporate Governance" section of our website. We will provide any of these documents to any unitholder that makes a written request to Secretary, Delek Logistics, GP, LLC, general partner of Delek Logistics Partners, LP, 7102 Commerce Way, Brentwood, TN 37027.
PART I
ITEM 1.  BUSINESS
Company Overview
Delek Logistics Partners, LP is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The following chart illustrates the partnership's structure as of December 31, 2019:

3 |

Business

The following map outlines the location of our assets and operations, which are described in greater detail under "—Assets and Operations—Pipelines and Transportation Segment" and "—Assets and Operations—Wholesale Marketing and Terminalling Segment."

Cushing
Hewitt
RED RIVER
Nashville
Brentwood
Knoxville
Memphis
Little Rock
GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Spring
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
CADDO
Tyler
Longview
Monroe
RIO
Midland
Rio State Line Terminal
Waco
PALINE PIPELINE
Krotz Spring
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Greenville
Mt. Pleasant
Big Sandy
Kilgore
Henderson
PALINE
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Product Pipeline
Corporate Headquarters
Crude Tank Farm
Crude Pipeline
Joint Venture Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery
Product Terminal

Our existing assets are integral to and dependent on the success of Delek Holdings' refining operations, as the majority of our assets are contracted exclusively to Delek Holdings in support of Delek Holdings' refineries located in Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery"). Delek Holdings is our primary customer and is responsible, directly and indirectly, for the majority of our contribution margin (as defined in "—Major Customers" ).
The principal activities of the business are listed below:

Company Overview (1)
Primary Operations:
owns and operates crude oil, intermediate and refined products pipelines and transportation, storage, wholesale marketing, terminalling and offloading assets which were previously owned, operated or held by Delek Holdings and assets acquired from unrelated third parties.

Fee-Based Revenue Sources (2) (3) :
gathering, transporting and storing crude oil and marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and West Texas.

Other Revenue Sources:	sales of wholesale products in the West Texas market.
Crude oil pipeline joint ventures:	Andeavor Logistics RIO Pipeline LLC (33% interest)
Caddo Pipeline LLC (50% interest)
Red River Pipeline Company LLC (33% interest)
(1) We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of such income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of the partner's units and the taxable income allocation requirements under the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement").
(2) See "Commercial Agreements—Commercial Agreements with Delek Holdings" and Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings.
(3) Certain of these services are provided pursuant to contractual agreements with third parties. See "Commercial Agreements—Other Agreements with Third Parties."

4 |

Business

Significant Acquisitions
Big Spring Pipeline
In September 2017, the Partnership acquired an approximate 40-mile pipeline and related ancillary assets (the "Big Spring Pipeline") from Plains Pipeline, L.P. ("Plains"). The Big Spring Pipeline originates in Big Spring, Texas and terminates in Midland, Texas. Also located in Big Spring, Texas is a truck unloading station located at the Big Spring Refinery (the "Big Spring Truck Unloading Station"). The Big Spring Truck Unloading Station is designed to receive up to 10,000 barrels per day ("bpd") of crude oil.
Big Spring Logistic Assets Acquisition
In March 2018, the Partnership acquired the Big Spring Logistic Assets from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery (the "Big Spring Logistics Assets Acquisition"). The Big Spring Logistic Assets include approximately 70 storage tanks, four salt wells and certain ancillary assets (such as tank pumps and piping) with an active shell capacity of approximately 3.0 million barrels as well as certain crude oil and refined product pipelines. The primary crude oil pipeline is a 10-mile pipeline, with a capacity of approximately 250,000 bpd. The refined product pipeline is a 40-mile pipeline with a capacity of approximately 20,000 bpd.
2019 Developments
Inflation Adjustments
On July 1, 2019, the tariffs on our Federal Energy Regulatory Commission (the "FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustment using the FERC indexing decreased by approximately 0.1%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek Holdings and third parties, the fees adjusted based on the consumer price index, which decreased 0.2%, or the producer price index which increased approximately 0.5%.
Paline Pipeline Capacity
During the year ended December 31, 2018, we had separate agreements with an unrelated third party and a related party, Delek Refining, Ltd., for such parties to utilize certain capacity on the Paline Pipeline System. Pursuant to the terms of these agreements, each party executed a Transportation and Service Agreement, committing to a minimum volume commitment of 30,000 bpd (subject to proration), collectively using a significant amount of the line capacity each month. The parties received the right to ship at a volume incentive rate of $0.75 per barrel. The initial term of each agreement ran through February 2019. The Partnership elected not to extend these agreements and these agreements terminated on February 28, 2019. As a result, since March 1, 2019, the capacity previously used by these parties has been available for any party to ship on the capacity of the pipeline subject to a tariff on file with the FERC for service provided on the Paline Pipeline System, which is currently $1.64 per barrel.
Red River Pipeline Joint Venture
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Red River Contribution Agreement”) with Plains and Red River Pipeline Company LLC (“Red River”). Pursuant to the Red River Contribution Agreement, DKL Pipeline contributed $124.7 million to Red River, which was financed by borrowings under the DKL Credit Facility (as defined in Item 13 - Certain Relationships and Related Transactions and Director Independence), in exchange for a 33% membership interest in Red River ("Red River Pipeline Joint Venture"). Red River intends to proceed with an expansion project to increase the capacity of the pipeline from 150,000 bpd to 235,000 bpd and, pursuant to the Red River Contribution Agreement, in May 2019 we contributed an additional $3.5 million for such expansion project. The Red River Pipeline Joint Venture supports our initiative to grow the midstream business, while increasing our crude oil sourcing flexibility. See Note 14 to our accompanying consolidated financial statements for additional information on the Red River Pipeline Joint Venture.

5 |

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
A summary of our principal assets, as of December 31, 2019, is provided in the table below and in greater detail under the segment that uses such assets. We believe that our assets are adequate for our operations and adequately maintained.

Our Assets /Facilities (1)
Terminals	10 light product distribution terminals
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system (2)	approximately 700
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	9.9 million barrels of active shell capacity
Crude oil storage tanks located at our refineries	various capacities located on-site at Delek Holdings' Tyler, El Dorado and Big Spring refineries
(1) We are also managing the construction of an approximately 250-mile gathering system in the Permian Basin connecting to Delek Holdings' Big Spring, Texas terminal and will operate the gathering system as it is completed. As of December 31, 2019, approximately 177 miles of the gathering system were completed and operational.
(2) In connection with the Decommissioning Project (as defined below under " —Pipelines and Transportation Segment"), we decommissioned approximately 350 miles of gathering lines. See "—Pipelines and Transportation Segment" for additional detail. These gathering lines are included in this number.

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

6 |

Business

Corporate Headquarters
Delek Holdings leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee 37027. The lease is for 54,000 square feet and expires in April 2022. We pay Delek Holdings a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read Item 1. "Business—Commercial Agreements—Other Agreements with Delek Holdings."
Pipelines and Transportation Segment
Our pipelines and transportation segment includes pipelines, trucks and ancillary assets, that provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of the Tyler, El Dorado and Big Spring Refineries. Additionally, this segment provides crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store; and, therefore, the results of our pipelines and transportation segment are not directly exposed to changes in commodity prices.
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (“ICA”) and by state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with all applicable reporting requirements for these pipelines. Some of our pipelines have received waivers from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements. See "Governmental Regulation and Environmental Matters—Rate Regulation of Petroleum Pipelines" of this Annual Report on Form 10-K, for more information on the FERC imposed tariffs.

7 |

Business

The following table summarizes information with respect to our pipelines:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (bpd)	Commodity	Associated Refinery	Origin/Termination Point	Third-Party System Connections

Lion Pipeline System (4)
Magnolia Pipeline (1)	12, 16	77	68,500	crude oil	El Dorado	Shreveport, LA to Magnolia, AR	ETP/ExxonMobil's LOLA System
Magnolia Station (2)	N/A	N/A	N/A	crude oil	El Dorado	N/A	N/A
El Dorado Pipeline (3)	12	31	22,000	crude oil	El Dorado	Magnolia Station to Delek Holdings' Sandhill Station	N/A
Refined Products Pipeline System (5)
12- inch diesel pipeline	12	8	N/A	diesel	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	N/A
10-inch gasoline pipeline	10	8	N/A	gasoline	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	N/A
Paline Pipeline System (6)
Longview to Nederland Pipeline (7)	10	195	42,000	crude oil	N/A	Longview, TX to the Phillips 66-operated Beaumont terminal in Nederland, TX	N/A
East Texas Crude Logistic System
Nettleton Pipeline	8, 10	36	25,000	crude oil	Tyler	Tank Farms in Longview, TX to (a) Bullard Junction at the Tyler Refinery, and (b) our other tank farms in Longview, TX	N/A
McMurrey Pipeline System	6, 8, 12	59	24,000	crude oil	N/A	Tank Farms in Longview, TX, runs roughly parallel to the Nettleton Pipeline	N/A
Tyler Assets (8)
Tyler-Big Sandy Product Pipeline (9)
Hopewell Pipeline	8	13	30,000	crude oil	Tyler	Tyler Refinery to Hopewell Station	N/A
Big Sandy Pipeline	8	19	30,000	crude oil	Tyler	Hopewell Station to Big Sandy Station	N/A
Big Spring Assets
Refined Product Pipeline	6	40	20,000 (10)	refined product	Big Spring	Big Spring, TX to Midland, TX	N/A
Primary crude oil pipeline	Various	20	250,000	crude oil	Big Spring	N/A	N/A
(1) Third-party pipelines connect to the Magnolia Pipeline near Louisiana, which allows for the receipt of crude oil transported from Longview, Texas.
(2) The Magnolia Station has a storage facility with approximately 230,000 barrels of active shell capacity. It is also where Magnolia and Lion Pipelines and Gathering Assets have origination and destination points, as the case may be.
(3) Upon reaching Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192, a 150,000 barrel capacity storage tank ("Tank 192") or to Tank 120, an 80,000 barrel capacity storage tank ("Tank 120"), which receives heavier asphaltic crudes. At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the Gathering Assets, is routed through Sandhill Station. We own Tank 192 and Tank 120 and lease the underlying ground from Lion Oil under a long-term ground lease.
(4) The pipelines in the Lion Pipeline System also have injection points where crude oil gathered from the Gathering Assets can be injected and then transported to the El Dorado Refinery. The Lion Pipeline System also has crude oil storage tanks and facilities ancillary to the operation of the pipeline system. Tankage assets include158 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels

8 |

Business

(the "El Dorado Tank Assets"). The Lion Pipeline System is capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two.
(5) Pursuant to a capacity lease with Enterprise, we also lease capacity of approximately 14,000 bpd on the approximately 240-mile Enterprise Products Pipeline from Enterprise's El Dorado Station to our refined products terminal in Memphis, Tennessee.
(6) Our Paline Pipeline System is operated as a common carrier pipeline. See "Commercial Agreements—Other Agreements with Third Parties—Paline Pipeline System Capacity Reservation" for additional information on the use of our Paline Pipeline System.
(7) The Longview to Nederland Pipeline includes a three-mile section that runs north from Kilgore, Texas.
(8) The Partnership owns various pipeline and tankage assets that support the Tyler Refinery. These assets include a crude oil storage tank and certain ancillary assets located adjacent to the Tyler Refinery (the "Tyler Crude Tank"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity. In addition, we own 96 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels (the "Tyler Tank Assets").
(9) This pipeline runs between the Tyler Refinery and the Partnership's terminal at Big Sandy, Texas. The line consists of two segments: Hopewell Pipeline and the Big Sandy Pipeline. Service on the Tyler-Big Sandy Product Pipeline is not provided to third parties, and is classified as private intrastate carrier service.
(10) We lease the capacity on this pipeline to Delek Holdings' Big Spring refinery for an annual fee of $0.8 million annually.

Gathering Assets
We own a system of common carrier pipelines that primarily gathers and transports crude oil and condensate that is purchased from various crude oil producers in Arkansas, Texas and Louisiana by Delek Holdings or a third party to whom Delek Holdings has assigned certain of its rights (the "Gathering Assets"). The Gathering Assets include approximately 700 miles of two to eight inch crude oil gathering and transportation lines located primarily within a 60-mile radius of the El Dorado Refinery in southern Arkansas and northern Louisiana. In addition, the gathering system transports small volumes of crude oil that are received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are ultimately transported to the El Dorado Refinery for processing. In addition, a pipeline within the Gathering Assets transports minimal crude oil for third party shippers pursuant to a common carrier tariff.
The Gathering Assets include 59 crude oil storage tanks and breakout tanks with a total combined active shell capacity of approximately 0.6 million barrels (including Tank 120, Tank 192), 17 truck receipt locations, approximately 500 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the Magnolia Station, the El Dorado Pipeline System or directly to the El Dorado Refinery. We also have approximately 0.6 million barrels of combined shell capacity that is currently not in service.
We decommissioned certain sections of the Gathering Assets from late 2018 to August 2019 in an effort to improve the safety and integrity of the system (the "Decommissioning Project"). The decommissioned mileage was approximately 350 miles. The pipelines that were decommissioned remained physically in place, and the decommissioning has not had a material effect on the operational capabilities of the system.
The table below includes certain operating data for our Lion Pipeline System and our Gathering Assets:

Throughputs (average bpd)
	Year Ended December 31,
	2019	2018	2017
Lion Pipeline System:
Crude pipelines (Non-gathered) (1)	42,918	51,992	59,362
Refined Products Pipelines to Enterprise System	37,716	45,728	51,927
Gathering Assets	21,869	16,571	15,871
(1) Excludes crude oil gathered on the Gathering Assets and injected into our Lion Pipeline System.

The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

Throughputs (average bpd)
	Year Ended December 31,
	2019	2018	2017
East Texas Crude Logistics System (1)	19,927	15,696	15,780
(1) We have a pipelines and tankage agreement with Delek Holdings to provide throughput on the East Texas Crude Logistics System. Delek Holdings has a 10-year agreement, with an initial term expiring in 2023, with third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this pipeline system. As a result of

9 |

Business

the third parties' ability to transport crude oil on the pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines is generally below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek Holdings. However, under its commercial agreement with us, Delek Holdings is required to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement. The current term of this agreement expires in March 2024.

Our East Texas Crude Logistics System also includes five owned or leased crude oil storage terminals, at which we store crude oil owned by Delek Holdings for the Tyler Refinery. The following table summarizes information with respect to these terminals:

Terminal	Number of Tanks	Active Shell Capacity (barrels)	Shell capacity not in service (barrels)
LaGloria Station	2	450,000	N/A
Nettleton Station (1)	5	220,000	55,000
Bradford Station	2	N/A	65,000
Arp Station	2	55,000	55,000
Big Sandy Station	6	176,000	N/A
(1) The Nettleton Station is located on property that we lease from a third party, as described in more detail above in Item 1. "Business - Assets and Operations."

Other Pipeline and Transportation Assets
The Partnership also owns additional assets or leases capacity on additional assets that are used to support Delek Holdings' refineries or that are used in our operations but may not be adjacent to or directly on the properties owned by such refineries. These include various pipelines and tankage assets and trucking assets listed below:

•	five tanks with an aggregate active shell capacity of approximately 180,000 barrels at a terminal in North Little Rock, Arkansas;

•	123 tractors and 174 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties;

•	an approximately 70-mile pipeline that transports crude oil from the Exxon Talco field to the ETP/ExxonMobil LOLA pipeline injection point in the East Texas Longview Station; and

•
an 76-mile pipeline, connecting the Greenville Storage Facility and the Mount Pleasant Terminal, which storage facility has four tanks with an aggregate active shell capacity of approximately 325,000 barrels and is connected to the Explorer Pipeline System.

Wholesale Marketing and Terminalling Segment
Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of commodity and refined product prices in our West Texas operations, which depend on many factors, including demand and supply of refined products in the West Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. Effective March 1, 2018, this segment also includes the wholesale marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition. See Item 6, Selected Financial Data of this Annual Report on Form 10-K for additional information. As of December 31, 2019, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery and the Big Spring Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek Holdings. See “Commercial Agreements—Other Agreements with Third Parties—West Texas." Also see Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2019, 2018 and 2017, we present the results for the period during which we owned the relevant assets, as delineated in any notes accompanying the tables.

10 |

Business

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

	Year Ended December 31,
	2019	2018	2017
Sales volumes (average bpd):	74,206	77,487	73,655

West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas.
We own approximately 100 miles of product pipelines in West Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. During the year ended December 31, 2017, we purchased petroleum products from Noble Petro pursuant to the terms of a supply contract with Noble Petro. We then marketed these petroleum products to third parties. As of January 1, 2018, these regular sales of product by Noble Petro to us concluded, as our supply contract expired in December 2017. Following expiration of the contract with Noble Petro, we purchased products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings shipped product that was produced at the Big Spring Refinery. We are currently constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that will allow Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2019 at the Abilene and San Angelo terminals associated with our marketing activities. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Abilene, TX (1)	9	363,000	2	15,000
San Angelo, TX	5	93,000	2	15,000
Total	14	456,000	4	30,000
(1) Excludes approximately 47,000 barrels of shell capacity that is out of service.

The table below details the average aggregate daily number of barrels of refined products, and the margins associated with such products, that we sold in our West Texas wholesale operations for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Throughput (average bpd)	11,075	13,323	13,817
Gross margin (in thousands)	$17,964	$27,082	$20,320
Gross margin per barrel	$4.44	$5.57	$4.03

Terminalling
We provide terminalling services for products to third parties and Delek Holdings through light products terminals we own in Nashville, Tennessee and to Delek Holdings, or certain third parties to whom Delek Holdings has assigned its rights, through our light products terminals in Memphis, Tennessee; Tyler, Texas; Big Sandy, Texas; Mount Pleasant, Texas; Duncan, Oklahoma; El Dorado, Arkansas; and North Little Rock, Arkansas. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual

11 |

Business

Report on Form 10-K for additional information pertaining to our material agreements. See "Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement" for a description of a third party's involvement in certain agreements.
The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2019.

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Duncan, OK (1)	6	180,000	—	—
Mount Pleasant, TX (2)	8	200,000	3	10,000
Nashville, TN (3)	10	137,000	2	15,000
Memphis, TN	10	126,000	3	20,000
North Little Rock, AR (4)			2	17,100
Big Sandy, TX (4)			3	25,000
El Dorado, AR (4)			3	35,000
Tyler, TX (4)			11	91,000
Total	34	643,000	27	213,100
(1) The Duncan Terminal does not have a truck rack. It is a light products distribution terminal that includes storage, loading and unloading facilities and ancillary assets. Excludes approximately 90,000 barrels of shell capacity that is currently not in use.
(2) Excludes approximately 40,000 barrels of shell capacity that is currently not in service.
(3) Excludes approximately 2,200 barrels of shell capacity that is currently not in service.
(4) See "Pipelines and Transportation Segment—Tyler Assets, "Pipelines and Transportation Segment—Lion Pipeline System," and "Pipelines and Transportation Segment—Other Pipeline and Transportation Assets" above for a discussion of the storage tanks associated with these terminals.

The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended December 31,
	2019	2018	2017
Throughput (average bpd):
Tyler, TX	75,415	78,343	75,007
Duncan, OK	41,731	37,679	—
El Dorado, AR	10,749	12,086	14,149
Memphis, TN	9,671	6,996	7,112
North Little Rock, AR	8,497	7,437	8,848
Nashville, TN	7,207	8,040	7,292
Mount Pleasant, TX	5,402	7,623	5,202
Big Sandy, TX	1,403	3,080	6,878
Total (average bpd)	160,075	161,284	124,488

12 |

Business

Joint Ventures
The Partnership owns a portion of three joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets, which serve third parties and subsidiaries of Delek Holdings. These investments include the following:

JV Name	Ownership Interest	Description
Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics")	33%
Joint venture that operates a 109-mile crude oil pipeline with a capacity of 120,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("the RIO Pipeline")

Caddo Pipeline LLC ("CP LLC")	50%	Joint venture that operates an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline")
Red River Pipeline Company LLC ("Red River")	33%	Joint venture that operates a 16-inch crude oil pipeline between Oklahoma and Texas with current capacity of 150,000 bpd and planned expansion to 235,000 bpd in 2020 (the "Red River Pipeline")

Commercial Agreements
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services to Delek Holdings, including crude oil gathering; crude oil, intermediate and refined products transportation and storage services; and marketing, terminalling and offloading services. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. The initial term of certain of these agreements expired in November 2017. Delek Holdings opted to renew these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings in respect to the Tyler Refinery, the initial term has been extended through 2026. The term of certain of our agreements with Delek Holdings was required to be further extended pursuant to the amended and restated DKL Credit Facility, which extensions were effective in the fourth quarter of 2018 and extend through March 2024. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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
The Partnership is currently managing a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating services agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the Delek Permian Gathering Project and will oversee certain functions such as oversight of project design, procurement and construction of project segments and provide other related services. The DPG Management Agreement extends through December 2022.

13 |

Business

Other Agreements with Third Parties
Paline Pipeline System Capacity Reservation
During the year ended December 31, 2018, we had separate agreements with an unrelated third party and a related party, Delek Refining, Ltd., for such parties to utilize certain capacity on the Paline Pipeline System. The initial term of each agreement ran through February 2019. The Partnership elected not to offer to extend these agreements and these agreements terminated on February 28, 2019. As a result, since March 1, 2019, the capacity previously used by these parties has been available for any party to ship on the capacity of the pipeline subject to a tariff on file with the FERC for service provided on the Paline Pipeline System. See "Company Overview—2019 Developments" of this Annual Report on Form 10-K, for more information.
West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in West Texas are on a wholesale basis. During the year ended December 31, 2017, a large portion of the refined products we sold in West Texas were purchased from Noble Petro. Under the terms of the Abilene Contract with Noble Petro, which expired in December 2017, we purchased refined products based on monthly average prices from Noble Petro immediately prior to our resale of such products to customers at our Abilene and San Angelo, Texas terminals, which we leased to Noble Petro. Under the Abilene Contract, we had limited direct exposure to the risks associated with fluctuating prices for these refined products due to the short period of time between the purchase and resale of these refined products. We have replaced the product supplied under the Abilene Contract with product purchased from Delek Holdings, which is produced by the Big Spring Refinery and from third parties that may continue to include Noble Petro. Products purchased from Delek Holdings are generally based on daily market prices at the time of sale limiting exposure to fluctuating prices. Products purchased from third parties are generally based on daily market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.
Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to an arrangement with Delek Holdings and Lion Oil, to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds either title to or a lien on substantially all crude oil, intermediate and refined products transported on our Lion Pipeline System, the Gathering Assets and on pipeline capacity we lease from Enterprise TE Products Pipeline Company LLC on a pipeline that runs from the El Dorado Refinery to our Memphis Terminal (the "Memphis Pipeline"). Pursuant to a similar arrangement with Delek Holdings, J. Aron acquires and holds either title to or a lien on a portion of the crude oil, intermediate and refined products shipped on pipelines or stored at the terminal and storage tanks acquired in the Big Spring Logistic Assets Acquisition.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the Delek Holdings' Crude Oil and Refined Products Supply and Offtake Agreement.
Major Customers
We are dependent upon Delek Holdings as our primary customer (which includes sales to J. Aron as described in the prior section), and the loss of Delek Holdings as a customer would have a material adverse effect on both of our operating segments. We derive a substantial majority of our contribution margin (defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization) from fee-based commercial agreements with Delek Holdings or as a direct result of its operations.
Delek Holdings, directly or indirectly, accounted for 87%, 83% and 87% of our contribution margin under our commercial agreements with Delek for the years ended December 31, 2019, 2018 and 2017, respectively. For more information pertaining to these agreements, please see "Commercial Agreements." Our other customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.
Delek Holdings, directly or indirectly, accounted for 44.8%, 36.6% and 28.9% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Sunoco LP accounted for 14.5%, 15.9% and 9.0% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Employees
We have no employees. Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates, and we believe that our general partner and its non-Partnership affiliates have a satisfactory relationship with those employees.

14 |

Business

Seasonality and Customer Maintenance Programs
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties are directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. While demand for asphalt products, which are a substantial portion of the El Dorado Refinery's product mix, is also lower in the winter months. In addition, our refining customers, such as Delek Holdings, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or refined products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek Holdings which include minimum volume and throughput commitments.

15 |

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
As certain of our logistic assets are on site at certain of Delek Holdings refineries and as a result of our contractual relationships with Delek Holdings relative to its refineries, we do not believe that we face significant competition for the transportation and storage of crude oil or refined products to or from the refineries, particularly during the terms of the commercial agreements applicable to our pipeline and transportation assets. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings.
Wholesale Marketing and Terminalling
The wholesale marketing and terminalling business is generally very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined product, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users usually limit the geographic size of the market that can be served economically by any terminal. Two key markets in West Texas that we serve from our owned facilities are Abilene and San Angelo, Texas. However, there are no competitive fuel loading terminals in close proximity to our Abilene terminal or within approximately 90 miles of our San Angelo terminal. Our Nashville terminal competes with a significant number of other terminals located in the greater Nashville area. As a result of our exclusive terminalling agreements, we do not believe we will face significant competition from third parties with respect to terminalling services provided to Delek Holdings at our Memphis and North Little Rock terminals during the terms of these agreements.
Pursuant to separate exclusive marketing agreements with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke) and certain refined products located at or sold from the Big Spring Refinery to various customers in return for a marketing fee. The current terms of the agreements for services provided with respect to products produced at the Tyler Refinery and the Big Spring Refinery expire in 2026 and 2028, respectively. As a result, we do not believe that we will face significant competition for these services from third parties. In addition, as a result of our physical integration with the Tyler Refinery and the Big Spring Refinery, and our contractual relationships with Delek Holdings relative to both refineries, we do not believe that we will face significant competition for the storage or throughput of intermediate or refined products at the refineries, particularly during the term of our agreements with Delek Holdings. Delek Holdings' Tyler Refinery and Big Spring Refinery are the only full-range product supplier within 100 miles; therefore, we believe their location gives the refineries a natural advantage over more distant competitors.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. However, should Delek Holdings' wholesale customers reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell under the aforementioned agreements could decrease below the minimum volume commitment under the contract.
Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines
The rates, terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the ICA and by state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission and the Arkansas Public Service Commission. The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates

16 |

Business

or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In addition, on October 20, 2016, the FERC issued an Advance Notice of Proposed Rulemaking on Revisions to Indexing Policies and Page 700 of the FERC Form No. 6, which could, if the final rules are implemented as proposed, increase reporting burdens on interstate liquids transportation providers and, in some cases, prohibit pipelines, including ours, from increasing rates even if warranted by the annual index. See Item 1A, "Risk Factors—Risks Relating to Our Business."
While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, and Louisiana; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states. Without limitation, certain of our pipeline assets in Texas, including the Greenville-Mount Pleasant Pipeline, are operated under the regulation of the Texas Railroad Commission and subject to filed tariffs and other regulatory requirements of that agency. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation on a non-discriminatory basis. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing transportation on a non-discriminatory basis.
Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not at some point assert that some or all of the transportation service we provide, and for which we do not have a tariff on file at the FERC, is within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's ratemaking methodologies may subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by the FERC. The temporary waiver for the East Texas Crude Logistics System (the "East Texas Waiver Order") was issued by the FERC on October 23, 2012, and waives the otherwise applicable tariff filing and reporting requirements for common carrier interstate service providers. The continuing effectiveness of the East Texas Waiver Order depends upon the continuation in effect of the following conditions: (1) our affiliates continuing to own 100% of the throughput; (2) there being no demonstrated third party interest in shipping on the system; (3) our not anticipating any such interest materializing; and (4) there remaining no demonstrated opposition to the continuing effectiveness of the East Texas Waiver Order.
If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer satisfied at any point, service on that system could become subject to the FERC tariff filing requirements and other the FERC regulatory requirements for the provision of transportation service.
Department of Transportation
The Pipeline and Hazardous Materials Safety Administration ("PHMSA") of the United States Department of Transportation ("DOT") regulates the design, construction, testing, operation, maintenance, safety and reporting and emergency response of crude oil, petroleum products and other hazardous liquids pipelines and other facilities, including certain tank facilities used in the transportation of such liquids. These requirements are complex, subject to change and, in certain cases, can be costly to comply with. We believe our operations are in compliance with these regulations, but cannot assure you that substantial expenditures on our part will not be required to remain in compliance. Moreover, certain of these requirements are difficult to insure adequately, and we cannot assure you that we will have adequate insurance to address costs and damages from any noncompliance.
The United States Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (or the "Pipeline Safety Act") was enacted on January 3, 2012, pursuant to which the maximum civil penalties for certain violations were increased from $100,000 to $200,000 per violation per day and the total cap was increased from a total cap $1 million to $2 million. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We work closely with our industry associations to participate with and monitor PHMSA's efforts.
In January 2017, PHMSA finalized a new regulation that imposes additional responsibilities concerning (i) the operation, maintenance, and inspection of hazardous liquid pipelines; (ii) the reporting of pipeline incidents; (iii) reference standards for in-line pipeline inspection and the direct assessment of stress corrosion cracking; (iv) and other requirements. Additional potential new regulations of pipelines have been proposed by PHMSA and we are monitoring these developments to the extent applicable to our operations.
The DOT has additionally issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.

17 |

Business

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
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, saltwells, trucks, and related operations, and may be subject to revocation, modification and renewal. These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we handled, used, released, disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been, and we expect that there will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
Releases of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage or natural resources damages. See "Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. See Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of commitments and contingencies related to crude oil releases.
Indemnification
Under the Omnibus Agreement, Delek Holdings has agreed to indemnify us for certain environmental matters associated with the ownership of our assets as specified therein, including matters arising from operations by Delek Holdings at or before the time of our acquisition of these assets from Delek Holdings.
Air Emissions and Climate Change
Our operations are subject to the Clean Air Act (the "CAA") and its regulations and comparable state and local statutes. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional or different emission control technologies. Any such future obligations may require us to incur significant additional capital or operating costs. These air emissions requirements also affect Delek Holdings' refineries, from which we receive a substantial portion of our revenues. In the future, Delek Holdings may be required to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Delek Holdings, they could have a material effect on our business and results of operations.
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
Renewable Fuel Standard
The Energy Independence and Security Act of 2007 ("EISA") was enacted into federal law in December 2007 created the Renewable Fuel Standard - 2 ("RFS-2") rule. RFS-2 requires the amounts of renewable fuel sold or introduced in the United States to increase each year, reaching 36 billion gallons by 2022. Meeting RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels, beginning with approximately 7.8% in 2011, 10.1% in 2016, 10.7% in 2017 and 2018, 10.97% in 2019 and 11.56% in 2020. Although

18 |

Business

Delek Holdings’ refineries are obligated parties under this rule, our entities are not obligated parties and have no requirement to blend specific volumes of renewable fuels. However, the requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. Alternatively, it could increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.
Hazardous Substances and Waste
Many of the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into water or soils and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as Superfund, and comparable state laws, impose liability without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up certain sites. However, we have not been identified as a potentially responsible party at any Superfund-regulated sites.
We also generate small quantities of solid wastes, including hazardous wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), and comparable state laws. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements, because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our, and our competitors’, maintenance, capital expenditures and operating expenses.
We currently own and lease, and Delek Holdings has in the past owned and leased, properties where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination.
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

19 |

Business

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

20 |

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
Delek Holdings, directly or indirectly, accounted for approximately 87%, 83% and 87% of our contribution margin for the years ended December 31, 2019, 2018 and 2017, respectively, and is the only customer for a substantial majority of our assets, including but not limited to our assets used to support the Tyler Refinery and the majority of our terminalling assets. In addition, Delek Holdings is, effectively, through supply and offtake agreements with its assignee, the principal customer for our Big Spring Assets used to support the Big Spring Refinery and our Lion Pipeline System, the Gathering Assets, our El Dorado, Memphis and North Little Rock terminals. Please see Item 1. "Business—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." As we expect to continue to derive the substantial majority of our margins from Delek Holdings, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings’ assignees. If Delek Holdings were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek Holdings’ management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek Holdings' obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek Holdings. If Delek Holdings fails to renew these contracts as they come up for renewal, or if Delek Holdings fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated as a result of our performance failure or for any other reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek Holdings’ or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek Holdings and its assignees, including, but not limited to, the following:

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

•	disruptions due to equipment interruption or failure or other events at Delek Holdings’ facilities, or at third-party facilities on which Delek Holdings’ business is dependent;

•	the effects of economic downturns on Delek Holdings’ business and the business of its suppliers, customers, business partners and lenders;

•	changes in global and local economic conditions, e.g., as a result of the recent outbreak of the coronavirus;

•	Delek Holdings’ ability to remain in compliance with its contracts;

•	Delek Holdings’ ability to remain in compliance with the terms of its outstanding and any future indebtedness;

•	changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products;

•	state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;

21 |

Risk Factors

•	environmental incidents and violations and related remediation costs, fines and other liabilities; and

•	changes in crude oil and refined product inventory levels and carrying costs.
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
Our operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our facilities and liability for damages. If a significant accident or event occurs that results in a business interruption or shutdown, our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders could be adversely affected.
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

•	operational errors that result in a loss of physical integrity or performance in our pipelines and facilities;

•	deterioration of the condition of our pipelines and facilities through age, use and disuse;

•	damages to our assets and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of sabotage or terrorism;

•	damages to and loss of availability of interconnecting third-party pipelines, terminals and other means of delivering crude oil, feedstocks and refined petroleum products;

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
These risks could result in substantial losses due to personal injury and/or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our assets and facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Delek Holdings’ refining operations, on which our operations are substantially dependent and over which we have no control, are subject to these and other operational hazards and risks inherent in refining crude oil. A significant accident or event, such as described above at Delek Holdings’ facilities, could damage or destroy our assets, expose us to significant liability and could affect Delek Holdings’ ability and/or obligation to satisfy the minimum volume commitments under our commercial agreements with Delek Holdings, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

22 |

Risk Factors

Our insurance policies and contractual protections from Delek Holdings do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We are insured under Delek Holdings' insurance policies, subject to the terms, retentions and limits under those policies. To the extent Delek Holdings experiences losses under the insurance policies, the limits of our coverage may be decreased. In addition, we are not insured against all potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. In addition, because Delek Holdings’ time element insurance has up to a 60 day waiting period, a significant part, or all, of a business interruption loss or additional expenses loss could be uninsured. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
Furthermore, any losses under the insurance policies experienced by Delek Holdings may impact our ability to obtain, renew or arrange for adequate alternative coverage. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
Under the Omnibus Agreement, Delek Holdings has also agreed to reimburse us for certain losses related to certain asset failures, which provisions expire at various times depending on the asset involved. See Item 1, "Business—Commercial Agreements—Other Agreements with Delek Holdings." However, upon such expiration, or if Delek Holdings were to default under the Omnibus Agreement or otherwise fail to satisfy its obligations to us, and insurance coverage was not otherwise available or was otherwise available only at substantial retention levels or cost, we could suffer significant losses that could have a material adverse effect on our business, financial condition and results of operations.
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
Our assets and operations are subject to federal, state and local laws and regulations relating to environmental protection, pipeline integrity and safety that could require us to make substantial expenditures. In addition, our business involves the risks of spills, releases and emissions from our facilities, which could require us to make substantial expenditures and subject us to fines and penalties. These expenditures could have a material impact on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
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

23 |

Risk Factors

Transportation and storage of crude oil and products involves inherent risks of spills and releases and emissions into the air from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. We have historically experienced multiple releases and spills from our facilities and are subject to ongoing remediation and/or monitoring projects and enforcement actions. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of crude oil and products over water, or proximate to navigable bodies of water, involves inherent risks (including risks of spills) and could subject us to the provisions of the OPA, the Clean Water Act and similar state environmental laws should a spill occur from our facilities. See Item 1. "Business—Governmental Regulation and Environmental Matters—Water." Among other things, the OPA requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove, to the maximum extent practicable, a “worst case discharge.” While our plans are designed to mitigate environmental impacts, such plans may not protect us from all liability associated with the discharge of crude oil or products into navigable waters.
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

24 |

Risk Factors

A material decrease in wholesale fuel margins or in the quantity of barrels sold to wholesale customers could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distribution to unitholders.
Our wholesale fuel sales in our West Texas business are made to third party customers. The margins we earn on these sales, and the quantity of barrels we sell, are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, the price of ethanol and the value of renewable identification numbers ("RINs") we receive from blending renewable fuels. Specifically, among other circumstances, the margins we earn through these activities may be adversely impacted in the event of excess supply of refined products or decreased customer demand. Political instability and global health crises, such as the recent outbreak of the coronavirus, can also impact the global economy and decrease worldwide demand for oil and refined products. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that we achieve. These, and other dynamics, may also result in our customers reducing their purchases of product from us in favor of purchasing more product from other refiners or suppliers. Further, decreases in the value of RINs could impact our margins in our wholesale business. In addition, our margins are affected by the price we pay for ethanol, which is blended into certain refined products. We occasionally lock in ethanol prices by committing to purchase ethanol in the future at a certain price. If the spot price for ethanol at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. With the expiration of the Abilene Contract, a greater portion of the product that we purchase and sell may be subject to price volatility between the time of purchase and the time of sale. Price risk management programs established to hedge price volatility may not perform as intended, which may negatively impact our margins. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer barrels of product to wholesale customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.
Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
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
Our counterparties have discretion in certain circumstances to decide to suspend, reduce or terminate their obligations under our commercial agreements notwithstanding the fact that their decisions may significantly and adversely affect us.
Accordingly, there exists a broad range of events that could result in our being unable to utilize our assets, and Delek Holdings or its assignee or a third party, as the case may be, no longer having an obligation to meet its minimum volume commitments or pay the amounts otherwise owing under the applicable agreement. Furthermore, a single event relating to one of Delek Holdings’ refineries could have a material impact on multiple of our commercial agreements with Delek Holdings or its assignee. Any reduction, suspension or termination of any of our commercial agreements could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

25 |

Risk Factors

If Delek Holdings satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek Holdings, our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders could suffer.
Delek Holdings is not obligated to use, or to pay us with respect to our services, for volumes of crude oil or refined products in excess of the minimum volume commitments under the various commercial agreements with us. During refinery maintenance and inspection turnarounds, which typically last 30 to 60 days and are performed every four to five years, and during other planned or unplanned maintenance periods, Delek Holdings is only required to satisfy its minimum volume commitments during such periods with respect to our assets that serve the refinery. In addition, the initial terms of Delek Holdings’ obligations under those agreements range from five to ten years, unless earlier terminated as described above, with Delek Holdings having the option to renew. If Delek Holdings fails to use our services for volumes of crude oil or refined products in excess of the minimum volume commitments or fails to use our facilities and services after expiration of those agreements, or if Delek Holdings terminates those agreements prior to their expiration, and we are unable to generate additional revenues from third parties, our ability to make cash distributions to unitholders may be impaired.
A material reduction in the volumes of crude oil or refined products that we handle for Delek Holdings could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders. Our substantial dependence on Delek Holdings' Tyler, El Dorado and Big Spring refineries, as well as the lack of diversification of our assets and geographic locations, could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
If the demand for refined products, particularly in Delek Holdings’ primary market areas, decreases significantly, or if there were a material increase in the price of crude oil supplied to the Tyler, El Dorado or Big Spring refineries without an increase in the value of the refined products produced by those refineries, either temporary or permanent, which caused Delek Holdings to reduce production of refined products at its refineries, there would likely be a reduction in the volumes of crude oil and refined products we handle for Delek Holdings. Any such reduction could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
We believe that a substantial majority of our gross and contribution margins for the foreseeable future will be derived from the operation of our pipelines, gathering systems and terminal and storage facilities that support the Tyler, El Dorado and Big Spring refineries and are primarily located in Arkansas and Texas and, to a lesser degree, Louisiana and Tennessee. Any event that renders any Delek Holdings refinery temporarily or permanently unavailable could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of multiple commercial agreements in the affected geographic area. In addition, during planned maintenance periods or a refinery turnaround, we expect that Delek, or its assignee, may only satisfy its minimum volume commitments with respect to our assets that serve such refinery. Please see “-Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” and “-If Delek Holdings satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek Holdings, our cash flow and results of operations could suffer.”
A material decrease in the supply of attractively priced crude oil could materially reduce the volumes of crude oil and refined products that we transport and store, which could materially and adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
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
Further, in order to maintain or increase production levels at Delek Holdings’ refineries, Delek Holdings must continually contract for new crude oil supplies or connect to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significant impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic

26 |

Risk Factors

diversity and substantial reliance on Delek Holdings as a direct or indirect customer. Accordingly, in addition to risks related to accessing, gathering, transporting and storing crude oil and refined products, we are disproportionately exposed to risks inherent in the broader oil and gas industry, including:

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
We share ownership in the joint ventures with partners that may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
We are exposed to direct commodity price risk and interest rate risk, both of which may increase in the future. We may incur losses as a result of our forward contract activities and derivative transactions.
We typically own and hold a certain amount of inventory of light products in our business with respect to our wholesale marketing business in West Texas. Depending on our ability to sell such inventory, and the timing in which we do so, we could be exposed to risks related to the volatility of commodity prices in West Texas. Such volatility depends on many factors, including general market conditions and prices, demand for refined products in the West Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. In addition, our actual product acquisitions from suppliers versus the amount we nominated to acquire may result in us being effectively long or short with respect to a given product and thus subject to further commodity price risk. This exposure to the volatility of commodity prices could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
To partially mitigate the risk of various financial exposures inherent in our business, including commodity price risk and interest rate risk on our floating rate debt, we selectively use derivative financial instruments, such as fuel-related derivative transactions, and may use interest rate swaps and interest rate cap agreements. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value in accordance with their terms and upon termination. The maintenance of required margin accounts, and the settlement of derivative contracts, could cause us to suffer losses or limit gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales prices of wholesale gasoline and diesel relative to the derivative instrument. We cannot assure you that the strategies underlying these transactions will be successful. If any of the strategies we utilize to manage our exposure to various types of risk is not effective, we may incur losses.
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

27 |

Risk Factors

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
The costs, scope, timelines and benefits of any construction projects we undertake may deviate significantly from our original plans and estimates, which could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
One of our business strategies is to evaluate and make capital investments to expand our existing asset base through the development and construction of new or expanded assets. At the same time, we also will need to devote significant resources to maintaining our asset base. However, in developing or maintaining such assets, we may experience unanticipated increases in the cost, scope and completion time for our construction or maintenance and repair projects. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, labor expense may exceed our expectations. Moreover, pipeline construction projects requiring federal approvals are generally subject to environment review requirements under the National Environmental Policy Act and must also comply with other natural resources review requirements imposed pursuant to the Endangered Species Act, the National Historic Preservation Act and other federal and state laws and regulations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to realize and/or be less than we anticipated. Our inability to complete and/or realize the benefits of construction and/or maintenance projects in a cost-efficient and timely manner could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
A shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
Our future success depends to a large extent on the services of our, and our general partner's, senior executives and other key employees and the same is true of Delek Holdings and its senior executives and key employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including engineering, accounting, business operations, finance and other key back-office and mid-office personnel, or those of Delek Holdings that we rely upon. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resigns or becomes unable to continue in his or her present role and is not adequately replaced, either by us of Delek Holdings, our business operations could be materially adversely affected.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase.
In order to expand our asset base, we will need to make significant capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. We will be required to use cash from our operations or incur borrowings or sell additional limited partner units or interests in order to fund our expansion capital expenditures. Using cash from operations will reduce cash available for distribution to our common unitholders. Our ability to obtain financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering, as well as the covenants in our debt agreements, general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining funds for expansion capital expenditures through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. Moreover, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
If third-party pipelines, terminals or other facilities interconnected to our pipeline systems or terminals become partially or fully unavailable, or if we are unable to fulfill our contractual obligations, our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders could be adversely affected.
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

28 |

Risk Factors

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
Similarly, if additional shippers begin transporting volumes of refined products or crude oil over interconnecting pipelines, the allocations to us and other existing shippers on these interconnecting pipelines could be reduced, which could also reduce volumes distributed through our terminals or transported through our crude oil pipelines. Allocation reductions of this nature are not infrequent and are beyond our control. Any significant reduction in volumes could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
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
We are exposed to the credit risks and certain other risks of our key customers and other contractual counterparties, including Delek Holdings and its assignees, and any material nonpayment or nonperformance by our key customers or other counterparties could adversely affect our business, which could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other contractual counterparties. Any material nonpayment or nonperformance or default by our key customers or other contractual counterparties, including Delek Holdings or its assignees, could adversely affect our business, financial condition, results of operations and our ability to make distributions to our unitholders. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks. Any loss of our key customers, including Delek Holdings, could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
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

29 |

Risk Factors

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
The provisions of our revolving credit facility and of the indenture governing the 2025 Notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the 2025 Notes could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest and certain other indebtedness and other outstanding amounts, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under the revolving credit facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The revolving credit facility and the indenture governing the 2025 Notes also have cross-default provisions that would apply to certain other indebtedness we may have.
Our debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2019, we had approximately $838.4 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the indenture governing the 2025 Notes. Our level of debt could have important consequences to us, including the following:

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
Transportation on certain of our pipelines is subject to federal or state regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders. In addition, certain of our other contracts are eligible for fee increases tied to other inflationary indexes, which could adversely affect financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
Certain of our pipelines provide services that may be subject to regulation by the FERC and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. The FERC's primary rate-making authority is currently price-indexing; if the methodology changes, the new methodology may result in tariffs that generate lower revenues and cash flows. The indexing method allows a pipeline to increase its rates based on a percentage change in the producer price index for refined goods and is not based on pipeline-specific costs. If the index falls, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum available rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. We note that the FERC index has been set at a level for the period from 2016-2021 that is lower than that which was in effect from 2010-2015; this is likely to result in lower annual rate increases for the coming 2020-2021 period for our transportation and other rates that are subject to the FERC index for annual adjustments, compared to the previous five-year period, and indeed the index level for the 2016 index rate adjustment required a decrease in certain of our interstate transportation rates to comply with the reduced ceiling level. Furthermore, on October 20, 2016, the FERC issued an Advance Notice of Proposed Rulemaking regarding Revisions to Indexing Policies and Page 700 of the FERC Form No. 6, (the “ANOPR”). If final rules are implemented as proposed in that ANOPR, our reporting burdens for providing to the FERC annual throughput, revenue and cost of service information would likely increase. In addition, if implemented as proposed, the FERC regulations based on the ANOPR would create new tests for whether our pipelines providing service subject to the FERC tariffs could increase rates in accordance with the FERC index in a given year and could restrict our ability to increase our rates as a result.

30 |

Risk Factors

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
The FERC can order new rates to take effect prospectively and order refunds for past rates that exceed the just and reasonable level for time periods up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues. In addition, on December 15, 2016, the FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs, (the “NOI”). The FERC issued a final order on March 15, 2018 (Docket No. PL17-1-000) in which the FERC found that an impermissible double recovery results from granting a Master Limited Partnership pipeline, such as the Partnership, both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. Accordingly, the FERC revised its policy and no longer permits an MLP to recover an income tax allowance in its cost of service. These changes could require us to change our rate design and potentially lower our rates if they are challenged on a cost of service basis. The FERC also regulates the terms and conditions of service, including access rights, for interstate transportation on common carrier pipelines subject to its jurisdiction.
While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not, at some point, assert that some or all of the transportation service we provide is within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by the FERC. If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to the FERC tariff filing requirements and other regulatory requirements for the provision of transportation service. If we file tariffs, we may be required to provide a cost justification for the transportation charge. We would also be required to provide service to all prospective shippers making reasonable requests for service without undue discrimination and to operate in a manner that does not provide any undue preference to shippers. The rates under such tariffs may be insufficient to allow us to recover fully our cost of providing service on the affected pipelines, which could adversely affect our business, financial condition and results of operations. In addition, regulation by the FERC may subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas and Louisiana. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.
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
In addition, the fees we charge on certain of our other contracts not involving regulated or other pipelines are also subject to change based on inflation-based indices, such as certain sub-indices of the producer price index or the consumer price index. If the index rises, we will be able to increase our rates. However, if the index falls, we will be required to reduce our rates.
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

31 |

Risk Factors

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
Our current and future credit ratings may be adversely affected by any current and future credit rating of Delek Holdings, as credit rating agencies may consider the leverage and credit profile of Delek Holdings and its affiliates, because of their ownership interest in and control of us and because Delek Holdings accounts for a substantial majority of our contribution margin. Any adverse effect on our current and future credit ratings could increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business and make cash distributions to our unitholders.
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
Further, the London Interbank Offered Rate (“LIBOR”) and certain other interest rate "benchmarks" are the subject of recent proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of LIBOR rates after 2021. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
Fixed rate debt, such as the 2025 Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates.
Our right of first offer to acquire certain of Delek Holdings’s existing logistics assets and certain assets that it may acquire or construct in the future is subject to risks and uncertainty, and we ultimately may not acquire any of those assets.
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

32 |

Risk Factors

If we are unable to make investments in joint ventures or acquisitions on economically acceptable terms from Delek Holdings or third parties, our future growth could be limited, and any investments or acquisitions we may make may reduce, rather than increase, our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
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
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of improper assumptions regarding the new assets, unfamiliarity with new assets and the businesses associated with them and new geographic areas and the diversion of management’s attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition, if at all. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have limited or no recourse under applicable indemnification provisions.
The expansion of existing assets and construction of new assets, including through joint venture investments, may not result in revenue increases and will be subject to regulatory, environmental, political, legal, economic and other risks, which could adversely affect financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
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

33 |

Risk Factors

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
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain, or otherwise fail to maintain, necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. In addition, material modifications of our operations or changes in applicable laws could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.
Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products and services.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases, or “GHGs” as well as to restrict or eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. Following the change in presidential administrations, there have been attempts to modify certain of these regulations, and litigation is ongoing.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, although the United States has announced its withdrawal from such agreement, effective November 4, 2020. The adoption and implementation of new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
Concern over the threat of climate change may also result in political action deleterious to our interests. For example, various pledges to curtail oil and gas operations have been made by candidates running for the Democratic nomination for President of the United States in 2020. Separately, increased attention to climate change risks has increased the possibility of claims brought by public and private entities against oil and gas companies in connection with their GHG emissions. While courts have generally declined to assign direct liability for climate change to large sources of GHG emissions, new claims for damages and increased government scrutiny, especially from state and local governments, will likely continue. Moreover, to the extent societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or

34 |

Risk Factors

development or production activities. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations or our customers’ exploration and production operations, which in turn could affect demand for our services.
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
Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. These activities could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our common or limited partner unit price and access to capital markets.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
A terrorist attack or other acts of sabotage on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.
Terrorist attacks or other acts of sabotage (including cyber-attacks) in the United States, as well as events occurring in response to or in connection with them, including political instability in various energy-producing countries, may harm our business. Energy-related assets (which could include refineries and pipelines and terminals such as ours) may be at greater risk of future attacks than other possible targets in the United States. In addition, the State of Israel, where Delek Holdings Group, the former parent company of Delek Holdings, is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to a direct attack as a result of our connection to Israel.
A direct attack on our assets, Delek Holdings’ assets or the assets of others used by us could have a material adverse effect on our business, financial condition and results of operations. In addition, any terrorist attack or continued political instability in the various energy-producing countries could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products,

35 |

Risk Factors

and an adverse impact on the margins from our refining and petroleum product marketing operations. Disruption or significant increases in energy prices could also result in government-imposed price controls.
Further, changes in the insurance markets attributable to terrorist attacks or acts of sabotage could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism, sabotage or war could also affect our ability to raise capital, including our ability to repay or refinance debt.
Our customers’ operating results are seasonal and generally lower in the first and fourth quarters of the year. Our customers depend on favorable weather conditions in the spring and summer months.
The volume and throughput of crude oil and refined products transported through our pipelines and sold through our terminals and to third parties is directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuate during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and demand for asphalt products, which is a substantial product of Delek Holdings' El Dorado Refinery, is lower in the winter months. In addition, our refining customers, such as Delek Holdings, occasionally slow or shut down operations to perform planned maintenance during the winter, when demand for their products is lower. Accordingly, these factors can affect the need for crude oil or refined products by our customers, and therefore limit our volumes or throughput during these periods, and could adversely affect our customers’ business, financial condition and results of operations, which may adversely affect our business, financial condition and results of operations.
Regulations adopted by the Commodity Futures Trading Commission could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
The U.S. Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is comprehensive financial reform legislation that, among other things, establishes new federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. The Dodd-Frank Act was enacted in 2010, and the Commodity Futures Trading Commission (“CFTC”), and the SEC, along with certain other regulators, have promulgated final rules to implement many of the Dodd-Frank Act’s provisions relating to over-the-counter derivatives. Most of these rules have been finalized, while others have not; as a result, the final form and timing of the implementation of certain parts of the regulatory regime affecting commodity derivatives remains uncertain. Among other consequences of the new regulations, entities that enter into derivatives (including futures and exchange-traded and over-the-counter swaps) are expected to be subject to aggregate position limits for certain futures, options and swaps (under regulations re-proposed in December 2016 that have not been finalized to date and the ultimate form, timing and implementation of which remains uncertain), and are currently subject to recordkeeping and reporting requirements. There can be no assurance that, when fully implemented, this regulatory regime will not have a material adverse effect on our ability to hedge our exposure to commodity prices, interest rates and other risks to the extent that we use derivatives to do so.
We rely on information technology in our operations, and any material failure, inadequacy, interruption, cyber-attack or security failure of that technology could harm our business.
We rely on information technology systems across our operations, including management of our supply chain, point of sale processing at our retail sites and various other processes and transactions.  Disruption, failure or cyber security events affecting or targeting our computer, telecommunications systems, and infrastructure may materially impact our business and operations. We utilize information technology systems and controls that monitor the movement of petroleum products through our pipelines and terminals. An undetected failure of these systems because of power loss, unsuccessful transition to upgraded or replacement systems, unauthorized access, ransomware attacks or other cyber breach could result in disruption to our business operations, access, disclosure or loss of data and/or proprietary information, injury to people and environmental damage, which could have an adverse impact on our business, reputation and competitiveness. We could also be subject to resulting investigation and remediation costs as well as regulatory enforcement or private litigation and related costs, which could have an adverse impact on our cash flow and results of operations.
Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not resulted in any known material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. We could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.

36 |

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

37 |

Risk Factors

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

38 |

Risk Factors

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
In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion of capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our Partnership Agreement, and we do not anticipate there being limitations in any of our credit facilities, on our ability to issue additional units, including units ranking senior to the common limited partner units. The incurrence of additional borrowings, or other debt, to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
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

39 |

Risk Factors

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
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 21, 2020, Delek Holdings owned 62.6% of our outstanding common limited partner units.
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

40 |

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
If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 21, 2020, Delek Holdings owned 15,294,046 common limited partner units, or 62.6% of our total outstanding common limited partner units.
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

41 |

Risk Factors

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

42 |

Risk Factors

Tax Risks to Common Unitholders
The tax treatment of publicly traded partnerships or an investment in our common limited partner units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common limited partner units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, such as with the "Clean Energy for America Act", introduced on May 2, 2019, which is similar to legislation that was commonly proposed during the Obama Administration. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any changes or proposals will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common limited partner units.
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

43 |

Risk Factors

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
Under the Tax Reform Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of publicly traded interests in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in the Partnership, there can be no assurance that such requirement will not apply in the future.
We treat each holder of common limited partner units as having the same tax benefits without regard to the actual common limited partner units held. The IRS may challenge this treatment, which could adversely affect the value of the common limited partner units.

44 |

Risk Factors

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

45 |

Risk Factors

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

46 |

Unresolved Staff Comments & Properties

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Descriptions of our properties are included in Item 1. "Business - Assets and Operations."
ITEM 3. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated by reference in this Item 3, for additional information.
In March 2013, a release of crude oil occurred from a pumping facility at our Magnolia Station located West of Delek Holdings' El Dorado Refinery (the "Magnolia Release"). On July 13, 2018, the United States Department of Justice (the "DOJ") and the State of Arkansas filed a civil action against two of our wholly-owned subsidiaries, Delek Logistics Operating, LLC and SALA Gathering Systems LLC, in the United States District Court (the "Court") for the Western District of Arkansas related to the Magnolia Release. In December 2018, the Partnership, the United States and the state of Arkansas reached an agreement to settle the claims related to the Magnolia Release abandoning the demand for a compliance audit at the Magnolia terminal in exchange for settlement payments totaling $2.2 million. On November 8, 2019 a consent decree was entered with the Court and on November 20, 2019, final payments were made to the State of Arkansas in the amount of $0.6 million and to the DOJ in the amount of $1.7 million, which amounts include a nominal amount of interest.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

47 |

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were four holders of record of our common units held by the public as of February 21, 2020. In addition, as of February 21, 2020, Delek Holdings and its affiliates owned 15,294,046 of our common units and 498,482 of our general partner units (a 2.0% general partner interest), which together constitute a 63.4% ownership interest in us. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
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

◦
provide for the proper conduct of our business (including cash reserves for our future capital expenditures and anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to the FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

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

Intent to Distribute the Minimum Quarterly Distribution
We intend to pay a quarterly distribution of at least $0.375 per unit per quarter, or $1.50 per unit on an annualized basis, to the extent we have sufficient available cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. We believe our business should support our continued commitment to grow our distribution per limited partner unit by 5% annually through 2020. However, we do not have a legal obligation to pay this distribution. The amount of distributions paid under our policy, and the decision to make any distribution, is determined by our general partner, taking into consideration the terms of our Partnership Agreement.
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. This general partner interest is represented by 498,482 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2.0% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2.0% general partner interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from Operating Surplus (as defined in our Partnership Agreement) in excess of $0.43125 per unit per quarter. The maximum incentive distribution right of 48.0% was achieved in 2019, 2018 and 2017. The maximum distribution of 48.0% does not include any distributions that our general partner or its affiliates may receive on common or general partner units that it owns.

48 |

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases

Unregistered Sales of Equity Securities
Pursuant to the terms of our Partnership Agreement, our general partner has the right to maintain its proportionate 2.0% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended December 31, 2019. The sale listed below was exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
December 10, 2019	170	$32.72	$5,569

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2019, along with descriptions of certain transactions that occurred during the year ended December 31, 2015. All financial results have been adjusted for subsequent transactions with our Predecessors as noted below.
During the year ended December 31, 2015, the Partnership entered into various transactions with Delek Holdings and our general partner pursuant to which we acquired the following assets from Delek Holdings:

•
two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek Holdings' El Dorado Refinery (the "El Dorado Refinery")and related ancillary assets (the “El Dorado Assets”) effective March 31, 2015 (such transaction, the "El Dorado Rail Offloading Racks Acquisition"); and

•
a crude oil storage tank (the "Tyler Crude Tank") with a shell capacity of approximately 350,000 barrels located adjacent to Delek Holdings' Tyler Refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") effective March 31, 2015 (such transaction, the "Tyler Crude Tank Acquisition"); the Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets".

The El Dorado Rail Offloading Racks Acquisition and the Tyler Crude Tank Acquisition were accounted for as transfers between entities under common control; such acquisitions hereinafter collectively referred to as the "Acquisitions from Delek Holdings." As entities under common control with Delek Holdings, transfers between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years have been retrospectively adjusted to include the historical results of the assets acquired in the Acquisitions from Delek Holdings prior to the effective date of each acquisition for all periods presented. Prior to each acquisition date, we refer to the Acquisitions from Delek Holdings collectively as our “Predecessors.”
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
As our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership, our financial results may not be comparable. See "Factors Affecting the Comparability of Our Financial Results" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
The following tables should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements in Item 8.

49 |

Financial Data

	Year Ended December 31,
(In thousands, except units and per unit data)	2019	2018	2017	2016	2015
Statements of Income and Other Comprehensive Income Data:
Net revenues	$583,992	$657,609	$538,075	$448,059	$589,669
Operating costs and expenses	458,180	531,852	449,898	370,409	512,407
Operating income	125,812	125,757	88,177	77,650	77,262
Non-operating costs and expenses	28,096	35,041	18,990	14,765	11,246
Income before income tax expense (benefit)	97,716	90,716	69,187	62,885	66,016
Income tax expense (benefit)	967	534	(222)	81	(195)
Net income	96,749	90,182	69,409	62,804	66,211
Less: Loss attributable to Predecessors	—	—	—	—	(637)
Net income attributable to partners	$96,749	$90,182	$69,409	$62,804	$66,848
Less: General partners' interest in net income, including incentive distribution rights	33,080	25,543	18,429	12,193	5,163
Limited partners' interest in net income	$63,669	$64,639	$50,980	$50,611	$61,685

Net income per limited partner unit:
Common - basic	$2.61	$2.65	$2.09	$2.08	$2.55
Common - diluted	$2.61	$2.65	$2.09	$2.07	$2.52
Subordinated - Delek Holdings basic and diluted	$—	$—	$—	$2.19	$2.54

Weighted average limited partner units outstanding:
Common units - basic	24,413,294	24,390,286	24,348,063	22,490,264	12,237,154
Common units - diluted	24,418,641	24,396,881	24,376,972	22,558,717	12,356,914
Subordinated units - Delek Holdings basic and diluted	—	—	—	1,803,167	11,999,258
Cash distributions per limited partner unit	$3.440	$3.120	$2.835	$2.575	$2.240

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Property, plant and equipment, net	$295,044	$312,562	$255,068	$251,029	$253,848
Total assets	744,447	624,593	443,530	415,547	375,288
Total debt, including current maturities	833,110	700,430	422,649	392,600	351,600
Total liabilities	895,566	759,416	472,755	428,831	386,306
Total deficit	(151,119)	(134,823)	(29,225)	(13,284)	(11,018)

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

50 |

Management's Discussion and Analysis

Effective March 1, 2018, the Partnership acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' Big Spring, Texas refinery (the "Big Spring Refinery"). See Note 3 to our accompanying consolidated financial statements for additional information on the acquisition.
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
Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•	our substantial dependence on Delek Holdings or its assignees and their support of and respective ability to pay us under our commercial agreements;

•	our future coverage, leverage, financial flexibility and growth, and our ability to improve performance and achieve distribution growth at any level or at all;

•	Delek Holdings’ future growth, financial performance, share repurchases, crude oil supply pricing and flexibility and product distribution;

•	industry dynamics, including Permian Basin growth, ownership concentration, efficiencies and takeaway capacity;

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

•
disruptions due to equipment interruption or failure, or other events, including terrorism, sabotage or cyber attacks, at our facilities, Delek Holdings’ facilities or third-party facilities on which our business is dependent;

•	changes in the availability and cost of capital of debt and equity financing;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions;

•
the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the FERC and state commissions and those relating to environmental protection, pipeline integrity and safety;

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

51 |

Management's Discussion and Analysis

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

•
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. See "Part 1—Item 1. Business—Company Overview" for further details.

Our Reporting Segments and Assets
Our business consists of two reportable segments:
(i) Pipelines and Transportation
The assets and investments in our pipelines and transportation segment consist of pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.
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
2019 Developments
Inflation Adjustments
On July 1, 2019, the tariffs on our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustment using the FERC indexing decreased by approximately 0.1%, which was the amount of the change in the FERC oil pipeline index. See "Part 1—Item 1. Business—Company Overview—2019 Developments" for further details.
Paline Pipeline Capacity
During the year ended December 31, 2018, we had separate agreements with an unrelated third party and a related party, Delek Refining, Ltd., for such parties to utilize certain capacity on the Paline Pipeline System. The initial term of each agreement ran through February 2019. The Partnership elected not to offer to extend these agreements and these agreements terminated on February 28, 2019. As a result, since March 1, 2019, the capacity previously used by these parties has been available for any party to ship on the capacity of the pipeline subject to a tariff on file with the FERC for service provided on the Paline Pipeline System. See "Part 1—Item 1. Business—Company Overview—2019 Developments" for further details.
Red River Pipeline Joint Venture
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red

52 |

Management's Discussion and Analysis

River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million to Red River, which was financed by borrowings under the DKL Credit Facility, in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River intends to proceed with an expansion project to increase the capacity of the pipeline from 150,000 bpd to 235,000 bpd and, pursuant to the Contribution Agreement, in May 2019 we contributed an additional $3.5 million for such expansion project. See Note 14 to our accompanying consolidated financial statements for additional information on the Red River Pipeline Joint Venture.
Business Strategies
Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders over time. We are focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures and enhancing our existing systems. While we will continue to evaluate ways to provide Delek Holdings with logistics services, our emphasis will be to increase the logistics services that we offer to third parties. We intend to achieve these objectives through the following business strategies:

•
Generate Stable Cash Flow. We will continue to pursue opportunities to provide logistics, marketing and other services to Delek Holdings and third parties pursuant to long-term, fee-based contracts. In new service contracts, we will endeavor to include minimum volume throughput or other commitments, similar to those included in our current commercial agreements with Delek Holdings.

•
Focus on Growing Our Business. We intend to evaluate and pursue opportunities to grow our business through both strategic acquisitions and expansion and construction projects, both internally funded or in combination with potential external partners and through investments in joint ventures. Additionally, we believe that our strong relationship with Delek Holdings will enhance our opportunities to grow our business.

◦
Pursue Acquisitions. We plan to pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders. As we continue to grow through acquisitions, we believe we will be able to increase our third party business. In addition to those opportunities to acquire assets from Delek Holdings described below, we believe that our current asset base, and our knowledge of the regional markets in which we operate, will enable us to target and complete attractive third-party acquisitions.

◦
Investments in Joint Ventures. We have grown our asset base to include investments in joint ventures, which have contributed to our initiative to grow our midstream business, while increasing our crude oil sourcing flexibility. We intend to continue evaluating growth opportunities through these investments.

•
Engage in Mutually Beneficial Transactions with Delek Holdings. Delek Holdings has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek Holdings is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek Holdings may acquire or construct in the future. Further, we anticipate additional growth opportunities through subsequent dropdowns of logistics assets acquired or developed by Delek Holdings. For example, Delek Holdings anticipates offering us certain gathering and logistics assets. However, there can be no assurance as to the timing of any such transaction or whether or on what terms dropdowns will be offered to us by Delek Holdings. We continue to evaluate options with respect to dropdown transactions, which may include changes in capital structure.

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

Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering, crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of our material commercial agreements with Delek Holdings.

53 |

Management's Discussion and Analysis

Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 for additional information on the DPG Management Agreement.
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
Contribution Margin per Barrel
Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin as generated in operations. Contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.
For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. Gross margin per barrel reflects the gross margin (net revenues less cost of materials and other) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices and cost of gasoline, distillate fuel, ethanol and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, (specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers), and the fluctuation in the value of RINs. Commodity price volatility may also impact our wholesale marketing operations when the selling price of refined products does not adjust as quickly as the purchase price. Our wholesale marketing gross margin may also be impacted by the fixed price ethanol agreements we enter into to fix the price we pay for ethanol.
Operating and Maintenance Expenses
We seek to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses include the costs associated with the operation of owned terminals and pipelines and terminalling expenses at third-party locations, excluding depreciation and amortization. These costs primarily include outside services, allocated employee costs, repairs and maintenance costs and energy and utility costs. Operating expenses related to the wholesale business are excluded from cost of sales because they primarily relate to costs associated with selling the products through our wholesale business. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of said expenses. Additionally, compliance with federal, state and local laws and regulations relating to the protection of the environment, health and safety may require us to incur additional expenditures. We will seek to manage our maintenance expenditures on our pipelines and terminals by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

54 |

Management's Discussion and Analysis

Cost of Materials and Other
These costs include:

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
Financing
The Partnership paid a cash distribution to its unitholders at a distribution rate of $0.885 per unit for the quarter ended December 31, 2019 ($3.54 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
Market Trends
Master Limited Partnerships
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Prior to 2017, depressed crude oil prices resulted in a reduction in drilling activity, which created excess capacity and reduced throughput on many crude oil pipelines in the United States and limited the need for new infrastructure projects as crude oil production in the United States was in a period of decline. However, in 2017, the prices of crude oil and related refined products increased relative to the prior year's level. Throughout the majority of 2018, the prices of crude oil and related refined products remained relatively consistent. Nevertheless, during the fourth quarter of 2018, the prices of crude oil and related refined products decreased significantly due to seasonal impacts. During the first half of 2019, the prices of crude oil and related refined products began to rebound and increase but fell slightly in the second half of 2019. Drilling activity in the Permian Basin continues to be a source of favorable market conditions for the midstream companies in the area. As a result, our assets remain in demand and our operations should benefit from this activity for as long as it continues, particularly in the West Texas area where our results are most driven by market factors. Additionally, we believe these market conditions will continue to facilitate the development of profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
We are aware that certain industry participants structured as master limited partnerships have addressed certain key variables (including investor sentiments, declining distributions, and recent changes in tax law, among others) by restructuring as corporations subject to tax.  These variables are unique for each such restructuring or restructured master limited partnership.  We have no current plan or intention to undertake a similar restructuring.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products were stable for the majority of 2018 and in spite of a decrease in prices during the fourth quarter of 2018, demand for refined products from our West Texas operations to industries that support crude oil exploration and production began to rebound in the first half of 2019 with a slight reduction in the second half of 2019. However, finished products prices saw a larger decrease.

55 |

Management's Discussion and Analysis

See chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods during the years ended December 31, 2019 and 2018.

Also, the volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods during the years ended December 31, 2019 and 2018.

56 |

Management's Discussion and Analysis

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $1.2 million and $2.4 million of RINs to Delek Holdings during the years ended December 31, 2019 and 2018, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods during the years ended December 31, 2019 and 2018.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

57 |

Management's Discussion and Analysis

Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our generally accepted accounting principles ("GAAP") financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•
Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of customer contract intangible assets, which is included as a component of net revenues in our accompanying consolidated statements of income.

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

58 |

Management's Discussion and Analysis

Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations but should not serve as the only criteria for predicting our future performance.
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Year Ended December 31,
	2019	2018
Net income	$96,749	$90,182
Add:
Income tax expense	967	534
Depreciation and amortization	26,701	25,990
Amortization of customer contract intangible assets	7,211	6,009
Interest expense, net	47,328	41,263
EBITDA (1)	$178,956	$163,978
Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$130,399	$152,958
Changes in assets and liabilities	(571)	(26,915)
Distributions from equity method investments in investing activities	804	1,162
Non-cash lease expense	(193)	—
Maintenance and regulatory capital expenditures (2)	(8,569)	(7,326)
Reimbursement from Delek Holdings for capital expenditures (3)	5,828	3,115
Accretion of asset retirement obligations	(397)	(359)
Deferred income taxes	(496)	(152)
Loss (gain) on asset disposals	197	(891)
Distributable cash flow (1)	$127,002	$121,592

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
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

(3)
For the years ended December 31, 2019 and 2018, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).

59 |

Management's Discussion and Analysis

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.
Property, Plant and Equipment and Intangibles Impairment
Property, plant and equipment and intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate.
Since late 2018, we have been in the process of decommissioning certain of the gathering pipelines on the Gathering Assets. The decommissioning entailed taking certain pipelines out of service in an effort to improve the safety and integrity of the Gathering Assets. The project was completed in August 2019. The pipelines that were decommissioned remained physically in place, and the decommissioning has not had a material effect on the financial statements.
We performed an impairment analysis of our rights-of-ways ("ROWs") associated with the decommissioning project. As a result of the analysis, we determined that certain of the ROWs were impaired. This impairment, however, did not have a material effect on our financial results.
Goodwill and Potential Impairment
Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment annually, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results, or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. Prior to the adoption of Accounting Standard Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, if a reporting unit's carrying amount exceeded its fair value (Step 1), the impairment assessment lead to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount (Step 2). If the implied fair value was less than the carrying amount, a goodwill impairment charge was recorded. Subsequent to adoption of ASU 2017-04 (which we adopted during the fourth quarter of 2018, as permitted by the ASU), Step 2 is no longer required, but rather any impairment is determined based on the results of Step 1.
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, estimated growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also estimate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by market participants. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required.
We may also elect to perform a qualitative impairment assessment of goodwill balances. The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that, based on the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company is required to perform the quantitative impairment test. Alternatively, if a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it has completed its goodwill impairment test and does not need to perform the quantitative impairment test.
At December 31, 2019, the Partnership had approximately $12.2 million of goodwill recorded, the majority of which was related to the West Texas assets.
Our quantitative assessment for testing goodwill for impairment performed in 2017 yielded a significant cushion of fair value over carrying value. This enabled us to elect the optional qualitative assessment for testing goodwill for impairment in 2018 and 2019. As our assessment relied primarily on a discounted cash flow ("DCF") model, we have identified the following assumptions to be the most sensitive inputs to the fair value calculation:

•	Weighted Average Cost of Capital

•	Terminal Growth Rate (Long Term Growth Rate)

•	Barrels per Day Sold/Throughput for West Texas and Pipeline and Storage

60 |

Management's Discussion and Analysis

◦	For Pipeline and Storage, Barrels per Day Sold is primarily driven by minimum throughput commitment agreements with Delek Holdings

•	Gross Margin per Barrel (West Texas only)
We considered events and circumstances that transpired since 2017 and noted that no negative events have occurred that are significant enough to indicate impairment of the carrying value of goodwill.
New Accounting Pronouncements
See Note 2 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of new accounting pronouncements applicable to us.

61 |

Management's Discussion and Analysis

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2019 versus the Year Ended December 31, 2018
The following table presents a summary of our consolidated results of operations and our segment operating performance for the years ended December 31, 2019 and December 31, 2018 (in thousands). The discussion of the year-over-year changes immediately following presents the consolidated results of operations for the year ended December 31, 2019. A detailed discussion of the fiscal 2018 year-over-year changes can be found in Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K filed on March 1, 2019.

Consolidated
	Year Ended December 31,
	2019	2018
Net revenues:
Affiliate	$261,014	$240,809
Third-Party	322,978	416,800
Total Consolidated	583,992	657,609
Cost of materials and other	336,473	429,061
Operating expenses (excluding depreciation and amortization presented below)	74,157	58,744
Contribution margin	173,362	169,804
General and administrative expenses	20,815	17,166
Depreciation and amortization	26,701	25,990
Other operating expense, net	34	891
Operating income	$125,812	$125,757
Interest expense, net	47,328	41,263
Income from equity method investments	(19,832)	(6,230)
Other expense, net	600	8
Total non-operating expenses, net	28,096	35,041
Income before income tax expense	97,716	90,716
Income tax expense	967	534
Net income attributable to partners	$96,749	$90,182

Net Revenues
Net revenues decreased by $73.6 million, or 11.2% in the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily driven by the following:

•
decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations as a result of declines in crude oil and refined products due to market volatility in the West Texas area.

◦	the average volumes of gasoline and diesel sold in 2019 and 2018 decreased by 14.3 million gallons and 21.8 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold in 2019 and 2018 decreased by $0.14 per gallon and $0.22 per gallon, respectively.
Such decreases were partially offset by the following events:

•
increased revenues associated with the assets we acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the year ended December 31, 2019 (compared to ten months during the year ended December 31, 2018);

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the year ended December 31, 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the ten months during the year ended December 31, 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues associated with the gathering assets as a result of increased throughput due to diversification of market locations during the year ended December 31, 2019 compared to the year ended December 31, 2018; and

62 |

Management's Discussion and Analysis

•	increased revenues associated with our trucking assets.

Cost of Materials and Other
Cost of materials and other decreased by $92.6 million, or 21.6% in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	decreases in the average volumes sold and in average cost per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of gasoline and diesel sold in 2019 and 2018 decreased by $14.3 million gallons and $21.8 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold in 2019 and 2018 decreased by $0.15 per gallon and $0.19 per gallon, respectively.

Operating Expenses
Operating expenses increased by $15.4 million, or 26.2%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	costs in the amount of $7.1 million associated with the clean-up of a finished product release involving one of our pipelines that occurred in October 2019 near Sulphur Springs, Texas;

•	higher operating costs associated with allocated contract services pertaining to certain of our assets; and

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth.
These increases were partially offset by:

•	decreases in variable expenses such as utilities, maintenance and material costs.

General and Administrative Expenses
General and administrative expenses increased by $3.6 million, or 21.3%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•
a reduction in employee related expenses allocated to us in connection with the management of various projects for Delek Holdings pursuant to the DPG Management Agreement during the year ended December 31, 2018, with no comparable expense reduction during the year ended December 31, 2019, as these fees were reclassified to revenue for 2019;

•	increases in allocated employee headcount in various operational groups as the Partnership continues to experience growth; and

•	increases in professional consulting fees associated with the Red River Pipeline Joint Venture

Depreciation and Amortization
The changes in depreciation and amortization for the year ended December 31, 2019 compared to the year ended December 31, 2018 were immaterial.

Interest Expense
Interest expense increased by $6.1 million, or 14.7% in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•
increased borrowings under the DKL Credit Facility as a result of the Big Spring Logistic Assets Acquisition that occurred late in the first quarter of 2018 and our contributions to the Red River Pipeline Joint Venture in May 2019, prior to which we had lower average debt balances; and

•	higher floating interest rates applicable to the DKL Credit Facility.

63 |

Management's Discussion and Analysis

Results from Equity Method Investments
Income from equity method investments increased by $13.6 million, or 218.3% in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture as a result of the Partnership's efforts to grow the midstream business; and

•	an increase in income from our investments in Andeavor Logistics and CP LLC.

64 |

Management's Discussion and Analysis

Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment reporting is discussed in more detail in Note 15 to our accompanying consolidated financial statements. Segment contribution margin is defined as follows:

Segment contribution margin =	Net revenues -	Cost of materials and other -	Operating expenses, excluding depreciation and amortization
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. These assets include:

•	the Lion Pipeline System

•	the Gathering Assets

•	the Paline Pipeline System

•	the East Texas Crude Logistics System

•	the Tyler-Big Sandy Pipeline

•	the El Dorado Tank Assets and El Dorado Rail Offloading Racks

•	the Tyler Tank Assets and Tyler Crude Tank

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline

•	Effective March 1, 2018, this segment also includes the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition
In addition to these operating systems, we own or lease 123 tractors and 174 trailers used to haul primarily crude oil and other products for related and third parties.
The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the years ended December 31, 2019 and 2018. A detailed discussion of the fiscal 2018 year-over-year changes can be found in Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K filed on March 1, 2019.

Pipelines and Transportation
	Year Ended December 31,
	2019	2018
Net Revenues:
Affiliate	$155,211	$138,418
Third-Party	23,107	15,149
Total Pipelines and Transportation	178,318	153,567
Cost of materials and other	22,826	19,878
Operating expenses (excluding depreciation and amortization)	54,827	39,934
Segment contribution margin	$100,665	$93,755

Throughputs (average bpd)
	Year Ended December 31,
	2019	2018
Lion Pipeline System:
Crude pipelines (non-gathered)	42,918	51,992
Refined products pipelines to Enterprise Systems	37,716	45,728
Gathering Assets	21,869	16,571
East Texas Crude Logistics System	19,927	15,696

65 |

Management's Discussion and Analysis

Operational Comparison of the Year Ended December 31, 2019 versus the Year Ended December 31, 2018
Net Revenues
Net revenues for the pipelines and transportation segment increased by $24.8 million, or 16.1% in the year ended December 31, 2019 compared to the year ended December 31, 2018, driven primarily by the following:

•
increased revenues generated by the pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the year ended December 31, 2019 (compared to ten months during the year ended December 31, 2018);

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the year ended December 31, 2018 during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee compared to the ten months during the year ended December 31, 2019, during which the pipeline was subject to a FERC tariff; and

•
increased revenues associated with the gathering assets as a result of increased throughput due to diversification of market locations during the year ended December 31, 2019 compared to the year ended December 31, 2018; and

•	increased revenues associated with our trucking assets.

Cost of Materials and Other
Cost of materials and other for the pipelines and transportation segment increased by $2.9 million, or 14.8% in the year ended December 31, 2019 compared to the year ended December 31, 2018, driven primarily by the following:

•	increased costs associated with product purchases from third parties, in the year ended December 31, 2019, with no comparable activity in the year ended December 31, 2018;

•
increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses; and

•	increased costs associated with our leased refined product pipeline capacity pursuant to the provisions of a new agreement for the capacity that was effective June 1, 2018.

Operating Expenses
Operating expenses for the pipelines and transportation segment increased by $14.9 million, or 37.3%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	higher operating costs associated with allocated contract services pertaining to certain of our assets;

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth; and

•
a higher incentive expense allocated to us as a result of an increase in the incentive accrual and increase in allocated employee headcount in various operational groups as the partnership continues to experience growth.

These increases were partially offset by:

•	decreases in variable expenses such as utilities, maintenance and materials costs.

Contribution Margin
Contribution margin for the pipelines and transportation segment increased by $6.9 million, or 7.4%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•
increases in net revenues generated under the agreements executed in connection with our Paline Pipeline System, the Big Spring Logistic Assets Acquisition, and the Gathering Assets, as described above.

•	the net revenue increase was offset by the increase in cost of materials and other and in operating expenses, as described above.

66 |

Management's Discussion and Analysis

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties.
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2019 and 2018. A detailed discussion of the fiscal 2018 year-over-year changes can be found in Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K filed on March 1, 2019.

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2019	2018
Net revenues:
Affiliate	105,803	102,391
Third-Party	299,871	401,651
Total Wholesale Marketing and Terminalling	405,674	504,042
Cost of materials and other	313,647	409,183
Operating expenses (excluding depreciation and amortization presented below)	19,330	18,810
Segment contribution margin	$72,697	$76,049

Operating Information
	Year Ended December 31,
	2019	2018
East Texas - Tyler Refinery sales volumes (average bpd) (1)	74,206	77,487
Big Spring marketing throughputs (average bpd) (2)	82,695	81,117
West Texas marketing throughputs (average bpd)	11,075	13,323
West Texas marketing gross margin per barrel	$4.44	$5.57
Terminalling throughputs (average bpd) (3)	160,075	161,284

(1)	Excludes jet fuel and petroleum coke.
(2)
Throughputs for the year ended December 31, 2018 are for the 306 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal for the year ended December 31, 2018 are for the 306 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput for the year ended December 31, 2018 was 56.6 million barrels, which averaged 155,193 bpd for the period.

Operational Comparison of the Year Ended December 31, 2019 versus the Year Ended December 31, 2018
Net Revenues
Net revenues for the wholesale marketing and terminalling segment decreased by $98.4 million, or 19.5%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•
decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations as a result of declines in crude oil and refined products due to market volatility in the West Texas area.

◦	the average volumes of gasoline and diesel sold in 2019 and 2018 decreased by 14.3 million gallons and 21.8 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold in 2019 and 2018 decreased by $0.14 per gallon and $0.22 per gallon, respectively.

67 |

Management's Discussion and Analysis

Such decreases were partially offset by the following:

◦
increased revenues generated by the marketing and terminalling assets acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the year ended December 31, 2019 (compared to ten months during the year ended December 31, 2018).

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the years ended December 31, 2019 and 2018.

Cost of Materials and Other
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $95.5 million, or 23.3%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of gasoline and diesel sold in 2019 and 2018 decreased by 14.3 million gallons and 21.8 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold in 2019 and 2018 decreased by $0.15 per gallon and $0.19 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the years ended December 31, 2019 and 2018. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

68 |

Management's Discussion and Analysis

Operating Expenses
The changes in operating expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 were immaterial.

Contribution Margin
Contribution margin for the wholesale marketing and terminalling segment decreased by $3.4 million, or 4.4% in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations as described above.
Such decreases were partially offset by:

•	increase in net revenues under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above; and

•	decrease in cost of materials as the cost per gallon of gasoline and diesel also decreased as described above.

69 |

Management's Discussion and Analysis

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At December 31, 2019 our total liquidity amounted to $267.1 million comprised of $261.6 million in unused credit commitments under the DKL Credit Facility and $5.5 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay minimum quarterly cash distributions and operational capital expenditures, and we expect the same trend to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, minimum quarterly cash distributions and capital expenditures. At times, we may consider utilizing other funding sources.
Cash Distributions
On January 24, 2020, we announced that the board of directors of our general partner had declared a distribution of $0.885 per common unit (the "GP Distribution"), which equates to $30.6 million per quarter, or $122.5 million for the year ended December 31, 2020, based on the number of common and general partner units outstanding as of February 4, 2020. The GP Distribution was paid on February 12, 2020 to common unitholders of record on February 4, 2020 and represents a 9.3% increase over the fourth quarter 2018 distribution. We have set a range for distribution growth guidance of $0.01 - $.015 per unit each quarter for 2020. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our 2019 quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	130,399	152,958
Net cash used in investing activities	(147,416)	(228,039)
Net cash provided by (used in) financing activities	18,040	74,928
Net increase (decrease) in cash and cash equivalents	$1,023	$(153)

70 |

Management's Discussion and Analysis

Operating Activities
Net cash provided by operating activities decreased by $22.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in cash provided by operations was primarily due to higher cash paid out to suppliers for inventory (as opposed to cash received from customers) during the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of a decrease in volumes sold for the marketing operations. In addition there were increased operational expense payments as the partnership continues to experience growth. These cash payment increments were offset by the increase in net cash receipts from the Pipelines and Transporting operations.
Investing Activities
Net cash used in investing activities decreased by $80.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in cash used in investing activities was primarily due to no acquisitions during the year ended December 31, 2019, compared to an asset acquisition of $72.4 million for the assets acquired in the Big Spring Logistic Assets Acquisition during the year ended December 31, 2018. Additionally, the Partnership paid $144.2 million in connection with a new marketing agreement with Delek Holdings in connection with the Big Spring Logistics Assets Acquisition, whereby the Partnership markets certain refined products produced at or sold from the Big Spring Refinery to various customers in return for a marketing fee (the "Marketing Contract Intangible Acquisition"), with no comparable acquisition during the year ended December 31, 2019. Partially offsetting the decrease, were increases in contributions made to our joint ventures. We contributed approximately $139.3 million in cash to our joint ventures during the year ended December 31, 2019, primarily related to our membership interest in Red River and the expansion project planned to increase the pipeline capacity, compared to contributions of approximately $0.2 million during the year ended December 31, 2018.
Financing Activities
Net cash provided by financing activities decreased by $56.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease in cash provided by financing activities was primarily due to a decrease in net proceeds under our revolving credit facility. We received net proceeds of $131.7 million under the DKL Credit Facility during the year ended December 31, 2019, compared to net proceeds of $276.8 million under the DKL Credit Facility during the year ended December 31, 2018. We paid quarterly cash distributions totaling $113.7 million during the year ended December 31, 2019, compared to quarterly cash distributions totaling $97.8 million during the year ended December 31, 2018. Partially offsetting the decrease were distributions of $98.8 million related to the Big Spring Logistic Assets Acquisition made during the year ended December 31, 2018, for which there was no comparable distribution during the year ended December 31, 2019.
Debt Overview
As of December 31, 2019, we had total indebtedness of $833.1 million comprised of $588.4 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility") and $244.7 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount. Amortization of deferred financing costs and original issue discount on the 2025 Notes amounted to $0.7 million and $0.2 million, respectively. The increase of $132.7 million in our long-term debt balance compared to the balance at December 31, 2018 resulted from the borrowings under the DKL Credit Facility in 2019.
In September 2018 the DKL Credit Facility was amended to, among other changes, increase the lender commitments from $700 million to $850 million. The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC, a subsidiary of Delek Holdings ("Delek Marketing"), continues to provide a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. As of December 31, 2019, the principal amount of the Holdings Note was $102.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. At December 31, 2019, the weighted average interest rate for our borrowings under the facility was approximately 4.7%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2019, this fee was 0.50% per year.
On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued the 2025 Notes at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers and rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.

71 |

Management's Discussion and Analysis

At any time prior to May 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 106.750% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Additionally, the Issuers may redeem all or part of the 2025 Notes prior to May 15, 2020 at a redemption price equal to the principal amount, plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. Beginning on May 15, 2020, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 105.063% of the redeemed principal for the twelve-month period beginning on May 15, 2020, 103.375% of the redeemed principal for the twelve-month period beginning on May 15, 2021, 101.688% of the redeemed principal for the twelve-month period beginning on May 15, 2022 and 100.00% of the redeemed principal beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time and subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
On April 25, 2018, we made an offer to exchange the 2025 Notes and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the "Exchange Offer"). The Exchange Offer expired on May 23, 2018. Except for the elimination of any transfer restrictions, the terms of the exchange notes that were issued as a result of the Exchange Offer (also referred to as the "2025 Notes") are substantially identical to the terms of the original 2025 Notes.
We believe we were in compliance with the covenants in all debt facilities as of December 31, 2019. See Note 11 to our accompanying consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.
Agreements Governing Certain Indebtedness of Delek Holdings
Although we are not contractually bound by and are not liable for Delek Holdings' debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek Holdings' credit arrangements require that Delek Holdings meet certain minimum covenant levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. Delek Holdings, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek Holdings to violate these and any other covenants in its credit arrangements or otherwise be in default under any of its credit arrangements. As a result we cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Please read Item 1A. "Risk Factors—Risks Relating to Our Business—Delek Holdings’ level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings' level of indebtedness and financial performance and credit ratings.”
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the year ended December 31, 2019 and planned capital expenditures for the full year 2020 by segment and by major category (in thousands):

	Full Year 2020 Forecast	Year Ended December 31, 2019
Pipelines and Transportation
Regulatory (2)	$8,008	$3,082
Maintenance (1) (2)	7,724	3,353
Discretionary	47	165
Pipelines and Transportation Segment Total	$15,779	$6,600

Wholesale Marketing and Terminalling
Regulatory	$475	$970
Maintenance (1) (3)	1,729	1,618
Discretionary (3)	4,750	799
Wholesale Marketing and Terminalling Segment Total	$6,954	$3,387

Total Capital Spending	$22,733	$9,987
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

72 |

Management's Discussion and Analysis

safety and to address environmental laws and regulations. Delek Holdings has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).
(2) The $8.0 million budgeted for regulatory projects in the pipelines and transportation segment is expected to be spent on certain of our pipelines to maintain their operational integrity and to replace a tank at Delek Holdings' Tyler refinery. The majority of the $7.7 million for maintenance projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and asset integrity improvements on certain of our pipeline facilities. These expenditures have historically been and will continue to be financed through cash generated from operations.
(3) The majority of the $4.8 million and $1.7 million budgeted for discretionary and maintenance projects in the wholesale marketing and terminalling segment relates to a design and construction of a refined product pipeline to connect the Big Spring Refinery to the existing third-party pipeline and scheduled maintenance on our terminalling tanks and racks at certain of our terminals, respectively. These expenditures have historically been and will continue to be financed through cash generated from operations.

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
Contractual Obligations and Commitments
Information regarding our known contractual obligations of the types described below, as of December 31, 2019, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$—	$588,400	$250,000	$838,400
Interest (1)	44,695	89,237	54,349	8,438	196,719
Operating lease commitments (2)	1,648	1,886	221	554	4,309
Total	$46,343	$91,123	$642,970	$258,992	$1,039,428
(1) Includes expected interest payments on debt outstanding under the DKL Credit Facility in place at December 31, 2019 and on the 2025 Notes. Floating interest rate debt is calculated using rates in effect on December 31, 2019.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2019.

We also have other non-current liabilities pertaining to environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on asset retirement obligations and environmental liabilities in Notes 2 and 17, respectively, to our consolidated financial statements in Item 8.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in commodity prices. Shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate changes in the operating margin in our wholesale marketing and terminalling segment.
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2019 would be to change interest expense by approximately $5.9 million.
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of LIBOR rates after 2021. Certain of our agreements use LIBOR as a "benchmark" or "reference rate" for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.

73 |

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that the information we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and appropriately communicated to management. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.
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

ii.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, as of December 31, 2019, we maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in the section beginning on page F-1.
ITEM 9B. OTHER INFORMATION
None.

74 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek Holdings. As of December 31, 2019, three individuals (Messrs. Yemin, Ginzburg and Green) who serve as both directors and executive officers of the general partner and as officers and, with respect to Mr. Yemin, a director, of Delek Holdings, also own membership interests of 5.00%, 0.20% and 0.20%, respectively, in the general partner. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
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
Our common units are traded on the New York Stock Exchange (the "NYSE"). Because we are a limited partnership, we rely on an exemption from the provisions of Section 303A.01 of the NYSE Listed Company Manual which would require the Board to be composed of a majority of independent directors. Despite this exemption, our Board is currently comprised of a majority of independent directors, though this could change in the future. We are not required to establish either a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and experience tests established by the NYSE and the Exchange Act.
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
Director Experience and Qualifications
The members of the general partner are responsible for filling vacancies on the Board at any time during the year and for selecting individuals to serve on the Board. From time to time, the members may utilize the services of search firms or consultants to assist in identifying and screening potential candidates. In accordance with the general partner's governance guidelines, the members consider such qualifications and other factors as they deem appropriate in evaluating potential Board candidates, including the individual’s independence, education, experience, reputation, judgment, skill, integrity and industry knowledge. Directors should have experience in positions with a high degree of responsibility, be leaders in the organizations with which they are affiliated, and have the time, energy, interest and willingness to serve as a member of the Board. While the general partner has no policy requiring consideration of racial or ethnic classifications, gender, religion or sexual orientation, the members give consideration to the diversity of experiences and backgrounds of its directors, the degree to which the individual’s qualities and attributes will complement those of other directors, the extent to which the candidate would be a desirable addition to the Board and committees thereof, and other factors.
Executive Officers of Our General Partner
Our general partner's executive officers manage the day-to-day affairs of our business and conduct our operations. The executive officers of our general partner are appointed by the Board and serve in that capacity at the discretion of the Board. All of our general partner's executive officers are employees and officers of Delek Holdings. While the amount of time that our general partner's executive officers devote to our business varies in any given year, we currently estimate that approximately 10% to 20% of their productive business time is spent on the management and conduct of our operations for all executive officers, except for Mr. Sakazi, who devotes a majority of his time to our operations. The executive officers of our general partner intend to devote as much of their time as is necessary for the proper conduct of our business. We also utilize a significant number of Delek Holdings' employees to operate our business and provide us with general and administrative services. Under the Omnibus Agreement, we pay Delek Holdings an annual fee, indexed for inflation, for Delek Holdings' provision of centralized corporate services, including executive management services of Delek Holdings employees who devote less than 50% of their time to our

75 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, we reimburse Delek Holdings for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit.
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	51	Chairman of the Board of Directors, Chief Executive Officer and President
Charles J. Brown, III	72	Director, Chairman of Conflicts Committee and Member of Audit and EHS Committees
Francis C. D'Andrea	66	Director, Chairman of Audit Committee and Member of Conflicts and EHS Committees
Eric D. Gadd	64	Director, Chairman of EHS Committee and Member of Audit and Conflicts Committees
Assi Ginzburg	44	Director, Executive Vice President and Chief Financial Officer
Frederec Green	54	Director and Executive Vice President
Ron W. Haddock	79	Director and Member of EHS Committees
Reuven Spiegel	63	Director and Member of Audit, EHS and Conflicts Committees
Regina B. Jones	49	Executive Vice President, General Counsel and Secretary
Avigal Soreq	42	Executive Vice President
Odely Sakazi	36	Senior Vice President, Delek Logistics

Ezra Uzi Yemin has served as the Chief Executive Officer and the Chairman of the Board of our general partner since April 2012. He has also served as the chairman of the board of directors of Delek Holdings since December 2012, its chief executive officer since June 2004 and its president and as a director since April 2001. He has been the President of our general partner since August 2019. Mr. Yemin served as the president of Alon USA Partners GP, LLC, from July 2017 until its acquisition by Delek Holdings in February 2018 and the chairman of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek Holdings since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as the business, operations and operating environment of Delek Holdings (the owner of approximately 63.4% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.
Charles J. Brown, III has served as a member of the Board of our general partner since November 2012 as a member of the Audit Committee and Conflicts Committee (of which he is Chairman) since November 2012 and as a member of the Environmental, Health and Safety Committee (the "EHS Committee") since its inception in October 2016. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. From July 2013 until his retirement on January 1, 2020, Mr. Brown served as the executive vice president of Apex Clean Energy, Inc., an independent renewable energy company, where he managed legal and business development activities. Mr. Brown is currently the owner of, and since 2011, the chief advisor for, CRW Energy, a consulting firm focused in the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of a large international law firm. Mr. Brown was appointed to the Board because of his experience in the energy industry, and because, as an attorney, he provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the Partnership.
Francis C. D'Andrea has served as a member of the Board of our general partner, as Chairman of the Audit Committee and as a member of the Conflicts Committee since August 2015. He has also been a member of the EHS Committee since its inception in October 2016. Mr. D’Andrea is a certified public accountant. From 1979 through his retirement in 2012, Mr. D’Andrea served in various roles with Deloitte & Touche LLP, culminating in the role of senior partner from 2011 through 2012, preceded by his role as managing partner from 2005 through 2011 of Deloitte’s Houston/New Orleans audit practice, and was involved in such capacities with several public companies, including sponsors of master limited partnerships. Mr. D’Andrea was appointed to the Board of our general partner because the Board believes that his experience as a certified public accountant and partner with Deloitte & Touche LLP provides the Board with valuable experience in matters involving finance and accounting in general and master limited partnerships in particular.
Eric D. Gadd has served as a member of the Board of our general partner since October 2013 and as Chairman of the EHS Committee since its inception in October 2016. Mr. Gadd is currently principal director at Contanda LLC, which is a private company that operates bulk liquid terminals in North America. He has also been a member of the Audit Committee and Conflicts Committee since October 2013. Mr. Gadd is the founder and president of the consulting firm Awelon LLC, which is focused on expanding business development opportunities for both public and private companies in the energy sector. He has over 40 years of diverse experience in the energy industry including exploration and production field services, mid-stream, renewable energy, commodity trading and risk management, and mergers and acquisitions. Prior

76 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

to forming Awelon LLC in 2006, Mr. Gadd held various executive positions with multiple leading companies in the energy industry over a 25-year period. Mr. Gadd was appointed to the Board because of his extensive energy industry experience.
Assaf Ginzburg has served as the Chief Financial Officer of our general partner and Delek Holdings since March 2019 and as an Executive Vice President and member of the Board of our general partner since April 2012. Mr. Ginzburg has also served as Delek Holdings' executive vice president since May 2009 and as a vice president of Delek Holdings since February 2005. Previously, Mr. Ginzburg served as chief financial officer of our general partner and Delek Holdings from January 2013 to June 2017 and as a member of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Ginzburg has been a member of the Israel Institute of Certified Public Accountants since 2001. Mr. Ginzburg was instrumental in the successful completion of our initial public offering in November 2012, and he was appointed to the Board because his financial experience and knowledge of our and Delek Holdings' businesses provide the Board with valuable expertise into relevant business and financial and accounting matters.
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
Ron W. Haddock has served as a member of the Board of our general partner and as a member of the Environmental, Health and Safety Committee since May 2018. Mr. Haddock is currently Chairman and Chief Executive Officer of AEI Services LLC, an international power generation/distribution and natural gas distribution company, positions he has held since 2004 and August 2003, respectively. He also served on the board of Alon Energy USA, Inc. from December 2000 until its acquisition by Delek Holdings in July 2017 and has served on the board of Petron Corporation, an oil refining and marketing company in the Philippines since December 2008. From January 1989 to July 2000, Mr. Haddock served as chief executive officer of FINA, Inc., a Belgian oil company. Mr. Haddock also served as a Chairman and CEO of Safety-Kleen Systems, Inc., a waste management, oil recycling and refining company, from 2003 to 2012, and on the board of Trinity Industries, Inc. (NYSE: TRN), a diversified transportation, industrial and construction company, from 2007 to 2013, as well as eight other corporate boards. The Board believes that Mr. Haddock’s extensive directorship experience, past executive positions within the refining industry, financial reporting background and expertise qualify him to serve as a member of the Board.
Reuven Spiegel has served as a member of the Board of our general partner since July 2014, as a member of the Audit Committee and Conflicts Committee since September 2014 and as a member of the EHS Committee since its inception in October 2016. Mr. Spiegel is the lead director. Mr. Spiegel has served in the financial and real estate industry since 1983. Prior to joining the Board, Mr. Spiegel served as president, chief executive officer, and senior executive vice president of Israel Discount Bank Ltd. (TLV: DSCT) from 2001 through 2014. In 2005 and 2006, Mr. Spiegel also served as chairman of the board of Discount Mortgage Bank. The Board believes that Mr. Spiegel's financial industry experience provides the Board with valuable expertise in the Partnership's financial and accounting matters.
Regina Bynote Jones has served as Executive Vice President, General Counsel and Secretary of our general partner since May 2018. She has also served as the executive vice president, general counsel and secretary of Delek Holdings since May 2018. Prior to joining the Company, Ms. Jones served as general counsel of the land rigs division for Schlumberger, Ltd., a global oil and gas technology company. Ms. Jones joined Schlumberger in 2005 as geomarket counsel in the United States and held roles of increasing responsibility including global manager of client contracts, global manager - trade compliance, general counsel - research, engineering, manufacturing and sustaining, general counsel - petrotechnical services and general counsel - Asia. Her previous experience also includes service in various roles with energy companies Shell Services International, Dynegy Inc. and El Paso Corporation. Ms. Jones earned a Bachelor of Business Administration degree from Sam Houston State University and her Juris Doctorate from the South Texas College of Law in Houston, Texas.
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
Odely Sakazi has served as Senior Vice President, Delek Logistics since August 2019. He previously served as our vice president of business strategy and corporate development from November 2017 until August 2019, as senior director of business strategy from January 2017 until

77 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

November 2017, as director of business strategy from June 2016 until January 2016, and as director of corporate operation from August 2015 until June 2016. He formerly served in the Israeli Navy as an officer in various roles between 2010 and 2014.
Board Leadership Structure
Mr. Yemin serves as Chairman of the Board. Our general partner has no policy with respect to the unification or separation of the offices of Chairman and CEO. Rather, the Board's policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry. He is also the Chairman of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chairman of the board of a publicly traded company. As such, the Board feels that combining the roles of Chairman and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met 21 times in the year ended December 31, 2019, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he served during the year.
Executive Sessions
Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and our industry, while the other Board members bring experience and expertise specific to us and Delek Holdings. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors generally conduct such executive sessions in connection with each quarterly meeting of the Audit Committee and otherwise as may be necessary. Mr. Spiegel was appointed lead independent director of the Board in 2018. In this capacity, Mr. Spiegel generally presides over these executive sessions.
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
The Board has a standing Audit Committee. The Audit Committee consists of Messrs. D'Andrea (chairman), Brown, Gadd and Spiegel. Mr. D'Andrea joined the committee in August 2015. Mr. Brown joined the committee at its inception in November 2012, and Messrs. Gadd and Spiegel joined the committee in October 2013 and September 2014, respectively. The Audit Committee met ten times during the year ended December 31, 2019, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.
The Board has determined that (i) each of Messrs. D'Andrea, Brown, Gadd and Spiegel qualifies as independent and as financially literate under applicable SEC rules and regulations and the rules of the NYSE, and (ii) Mr. D'Andrea meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.
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
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chairman), D'Andrea, Gadd, Haddock and Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Messrs. Gadd, Spiegel, D'Andrea and Haddock joined the committee in October 2013, September 2014, August 2015 and July 2017, respectively. The Conflicts Committee met two times during the year ended December 31, 2019, either in person or telephonically, with each member attending at least 75% of all meetings of the Conflicts Committee.

78 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

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
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chairman), D'Andrea, Brown, Haddock and Spiegel. Messrs. Gadd, Brown, D'Andrea and Spiegel joined the committee at its inception in October 2016 and Mr. Haddock joined the committee in May 2018. The EHS Committee met four times in 2019, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Company’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
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
Governance Guidelines, Code of Business Conduct & Ethics and Committee Charters
The Governance Guidelines of the Board of Directors of our general partner, the charter of the Audit Committee of our general partner and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekLogistics.com under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon a request made to Investor Relations, Delek Logistics Partners, LP, or ir@deleklogistics.com. We intend to disclose any amendments to, or waivers of, the Code of Business Conduct & Ethics on behalf of our

79 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
All of our general partner's executive officers are employees of Delek Holdings. Neither we nor our general partner directly employ any of the executive officers responsible for managing our business.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2019. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. Messrs. Yemin, Kremke and Ginzburg are referred to collectively herein as our "named executive officers" or "NEOs".
Overview - Compensation Decisions and Allocation of Compensation Expenses
Our general partner does not have a compensation committee. Our general partner has determined that a compensation committee is not necessary at this time, primarily because our general partner's executive officers do not regularly receive material compensation from our general partner or the Partnership.
However, our Board believes it is important to promote the interests of the Partnership and the general partner by providing incentive compensation to employees of the Partnership's affiliates and others who perform services for us or on our behalf. Accordingly, pursuant to our Partnership Agreement, the general partner is allowed to and has adopted the LTIP. Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek Holdings, the awards to these individuals under the LTIP a are administered by the Conflicts Committee. The disinterested members of the Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner.
Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $3.9 million per year to Delek Holdings for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek Holdings directly for a proportionate amount of the salary and employee benefits costs of Delek Holdings employees who devote more than 50% of their time to our business and affairs.
None of our NEOs devoted more than 50% of their total business time to our business and affairs in 2019. Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek Holdings, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2019. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:

•	to motivate and retain our general partner's key executives;

•	to align the long-term economic interests of our general partner's executives with those of our unitholders; and

•	to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. No phantom units were granted to our executive officers in 2019.

80 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

Pursuant to the terms of the LTIP, upon the occurrence of an Exchange Transaction (as defined in the LTIP, and generally including a merger, consolidation, acquisition, reorganization or similar extraordinary transaction), the Board may, in its discretion, accelerate the vesting of the phantom units, adjust the terms of any outstanding phantom units, or, in the event of an Exchange Transaction in which our unitholders receive equity of another entity, provide for the conversion of the phantom units into comparable awards for such entity's equity. By providing the potential for immediate value to our NEOs in connection with an Exchange Transaction, this provision aligns our NEOs' interests with those of our unitholders and incentivizes our NEOs to work to maximize the value of our units in the event such a transaction was to occur. For additional detail regarding the amount of compensation our NEOs may be entitled to in the event of their termination or a change-in-control, see “—Potential Payments Upon Termination or Change-In-Control.”
Compensation Consultants
Our general partner does not have a compensation committee, and its Board did not retain a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2019.
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
The members of the Conflicts Committee have submitted this Compensation Committee Report to the Board of Directors as of February 27, 2020:

•	Charles J. Brown, III (Chairman)

•	Francis C. D'Andrea

•	Eric D. Gadd

•	Reuven Spiegel

81 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

2019 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2019 (and the two prior fiscal years) for our general partner's principal executive officer (Mr. Yemin), former principal financial officer (Mr. Kremke) and current principal financial officer (Mr. Ginzburg).

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Ezra Uzi Yemin Chief Executive Officer	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—
Kevin Kremke Former Chief Financial Officer	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—
Assaf Ginzburg Chief Financial Officer	2019	—	—	—	—	—	—
	2017	—	—	—	—	—	—
(1) Because none of our executive officers received total compensation from us or our general partner in excess of $100,000 in 2019, information is presented only for Messrs. Yemin, Kremke and Ginzburg.

Grants of Plan Based Awards in 2019
In 2019, our NEOs were not granted plan-based equity awards.
Outstanding Equity Awards at December 31, 2019
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2019.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Ezra Uzi Yemin	—	—	n/a	n/a	—	$—
Kevin Kremke	—	—	n/a	n/a	—	$—
Assaf Ginzburg	—	—	n/a	n/a	—	$—

Option Exercises and Stock Vested in 2019
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin	—	n/a	—	$—
Kevin Kremke	—	n/a	—	$—
Assaf Ginzburg	—	n/a	—	$—

82 |

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2019 and their last day of employment with our general partner or its affiliates was December 31, 2019. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of such event and our stock price.

Name	Termination of Employment	Change-In-Control
Ezra Uzi Yemin	—	$—
Kevin Kremke	—	$—
Assaf Ginzburg	—	$—

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
Compensation of Directors in 2019
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors during 2019 (Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel) (the "Compensated Directors") was determined by the Board. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time. For 2019, the Board did not engage a compensation consultant to evaluate Compensated Director compensation, and instead considered the other factors outlined above. The Board determined to maintain the same levels of compensation for the Compensated Directors in 2019 as the compensation paid in 2018. This compensation includes a cash retainer for service on the Board and its Committees (and a lead director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period, as set forth below:

Board of Directors Retainer (Per Year)	$72,000
Lead Director Fee (Per Year)	$12,000
Target Value for Equity Awards (Per Year)	$100,000

Committee Retainers (Per Year):	Chairman	Others
Audit Committee	$12,000	$5,600
Conflicts Committee	$5,000	$2,500
EHS Committee	$8,000	$4,400

In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our Partnership Agreement.

83 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

The following table sets forth a summary of the compensation we paid to the Compensated Directors for service during 2019.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	87,000	99,991	—	—	186,991
Francis C. D'Andrea	90,900	99,991	—	—	190,891
Eric D. Gadd	88,100	99,991	—	—	188,091
Ron W. Haddock	78,900	99,991	—	—	178,891
Reuven Spiegel	96,500	99,991	—	—	196,491
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Yemin, Ginzburg and Green did not receive any compensation for their service as directors in 2019.
(2) This column reports the amount of cash compensation earned in 2019 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2019 fiscal year are included in Note 13 to our audited financial statements for the 2019 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $30.89 per unit is equal to the NYSE closing price of our common units as of June 10, 2019. Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel held 1,619, 1,619, 1,619, 1,619 and 1,619 outstanding phantom units, respectively, at December 31, 2019.

Compensation Committee Interlocks and Insider Participation
Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel served on the Conflicts Committee during 2019 and Mr. Yemin and the Board assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.
CEO Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our chief executive officer in 2019.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our chief executive officer.
We expect the CEO pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 21, 2020 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek Holdings by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount, Nature and Percentage of Beneficial Ownership of General Partner Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP				Delek US Holdings, Inc.
	(#)	(%)	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	15,294,046	62.7	498,482	100.0	n/a	n/a
Tortoise Capital Advisors, L.L.C. (5)	60,250	7.2	—	n/a	n/a	n/a
Directors, Director Nominees and NEOs:
Ezra Uzi Yemin (6)	267,522 (12)	1.1	—	n/a	761,124	1.0
Charles Brown	16,872	*	—	n/a	—	n/a
Francis C. D'Andrea	10,732	*	—	n/a	—	n/a
Eric Gadd	17,697	*	—	n/a	—	n/a
Assaf Ginzburg (7)	16,510	*	—	n/a	33,641	*
Frederec Green (8)	68,552	*	—	n/a	125,085	*
Ron W. Haddock	8,722	*	—	n/a	992	*
Reuven Spiegel	15,197	*	—	n/a	—	n/a
Regina Jones (9)	—	n/a	—	n/a	2,836	*
Avigal Soreq (10)	—	n/a	—	n/a	20,956	*
Odely Sakazi	—	n/a	—	n/a	456	*
Kevin Kremke (11)	—	n/a	—	n/a	21,191	*
All directors, all director nominees, all NEOs and all executive officers as a group (12 persons)	421,804	1.7			966,281	1.3
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 24,425,625 common units representing limited partner interests and 498,482 general partner units issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 73,414,200 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report the shares that would be delivered upon exercise

84 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $28.27 fair market value of Delek US Holdings, Inc. Common Stock on the Measurement Date and the exercise price divided by $28.27).
(4) Subsidiaries of Delek US Holdings, Inc. hold the common units and general partner units. Lion Oil Company and Delek Marketing & Supply, LLC directly hold 12,611,465 and 2,682,581 common units, respectively. Delek Logistics GP, LLC directly holds all general partner units. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Exchange Act, as amended.
(5) According to a Schedule 13G filed with the SEC on February 14, 2020 by Tortoise Capital Advisors, L.L.C. (with an address of 5100 W 115th Place, Leawood, KS 66211). The Schedule 13G reports that Tortoise Capital Advisors, L.L.C. has shared voting power with respect to 481,177 of the reported units and shared dispositive power with respect to all of the reported units.
(6) 155,170 of our units and 426,885 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. Delek US Holdings, Inc. Common Stock includes 11,336 RSUs that will vest within 60 days of the Measurement Date and 80,691 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek Logistics Partners, LP units owned by Mr. Yemin, 97,000 are pledged as security for a full recourse loan.
(7) Delek US Holdings, Inc. Common Stock includes 1,779 RSUs that will vest within 60 days of the Measurement Date and 9,411 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek Logistics Partners, LP units owned by Mr. Ginzburg, 16,510 are pledged as security for a full recourse loan.
(8) Delek US Holdings, Inc. Common Stock includes 2,059 RSUs that will vest within 60 days of the Measurement Date and 9,411 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek US Holdings, Inc. Common Stock owned by Mr. Green, 29,500 are pledged as security for a full recourse loan.
(9) Delek US Holdings, Inc. Common Stock includes 742 RSUs that will vest within 60 days of the Measurement Date.
(10) Delek US Holdings, Inc. Common Stock includes 504 RSUs that will vest within 60 days of the Measurement Date and 4,705 performance vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date.
(11) Beneficial ownership for Mr. Kremke, our former chief financial officer, is based on his most recent Form 4 filing with the SEC.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2019 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	582,505	N/A	87,310
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	582,505	N/A	87,310
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
(c) The LTIP was adopted by our general partner in connection with the closing of the initial public offering and provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP, which did not require approval by our limited partners, refer to Item 11 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As of February 21, 2020, Delek Holdings and its affiliates owned 15,294,046 common units and 498,482 general partner units, as well as incentive distribution rights, which collectively represents a 63.4% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates, including our general partner, own more than five percent of our equity interests. In addition, Messrs Yemin, Ginzburg, Green, Serff, Soreq and Ms. Jones serve as executive officers of both Delek Holdings and our general partner.
Distributions and Payments to Delek Holdings and Our General Partner

85 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

Pursuant to our Partnership Agreement, we are required to make quarterly cash distributions of 98% of our "available cash" to limited partners, including Delek Holdings, and 2.0% to our general partner (assuming it makes any capital contributions necessary to maintain its 2.0% interest in us). In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the general partner may be entitled to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level. During 2019, we made cash distributions totaling $113.7 million to our unitholders, of which $83.0 million was paid to Delek Holdings and our general partner. The maximum incentive distribution right of 48% was achieved in 2019, 2018 and 2017.
Acquisitions
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired certain logistic assets from Delek Holdings, which are primarily located at or adjacent to Delek Holdings' Big Spring Refinery (the "Big Spring Logistic Assets"). This transaction is described in greater detail in Note 3 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. In return, Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of and the amounts paid under our material commercial agreements and other non-contractual arrangements with Delek Holdings during 2019.
For a discussion of a third party's involvement in certain of our agreements, see Item 1. "Business—Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement."
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

•
our obligation to pay an annual fee to Delek Holdings for Delek Holdings' provision of centralized corporate services, including executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration;

•
Delek Holdings' reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek Holdings' indemnification of us for certain matters, including environmental, title and tax matters;

•
reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for any operating expenses in excess of certain thresholds per year that we incur for inspections, maintenance and repairs to any of the storage tanks contributed to us by Delek Holdings that are necessary to comply with the DOT pipeline integrity rules and certain API storage tank standards; and

•
reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of certain thresholds per year that we make with respect to the assets contributed to us by Delek Holdings for which we have not been reimbursed as described above.

See Note 4 and Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the Omnibus Agreement during 2019.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined product and bulk biofuels from Delek Holdings, totaling $273.7 million and $11.9 million, respectively, during the year ended December 31, 2019. We sold RINs in the amount of approximately $1.2 million to Delek Holdings during the year ended December 31, 2019.

86 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

The Partnership has an $850.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Credit Facility"). The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing") provides a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to our lenders under the DKL Credit Facility. As of December 31, 2019, the principal amount of the Holdings Note was $102.0 million, plus unpaid interest accrued since the issuance date.
The Partnership currently manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating services agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and providing other related services. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the DPG Management Agreement during 2019.
Procedures for Review, Approval or Ratification of Transactions with Related Party
Our Board has adopted a formal written related party transactions policy to establish procedures for the notification, review, approval, ratification and disclosure of related party transactions. The Board reviews this policy annually. For the purposes of this policy, a related party is defined as follows:

I.	any director or executive officer of our general partner;

II.	any unitholder owning in excess of 5% of our common units or an affiliate of our general partner;

III.	any immediate family member of an individual of any such person;

IV.	any entity in which we have an investment that is accounted for under the equity method of accounting; and

V.	any entity that is owned or controlled by someone listed in I - IV above or any entity in which someone listed in I - IV above has a substantial ownership interest or control of such entity.
Other transactions that are undertaken pursuant to existing agreements and the ongoing performance of which meet criteria prior to filing or approval requirements, a related party transaction under the policy is generally expected to be a transaction in which we are a participant with a related party and which requires disclosure under Item 404 of Regulation S-K. Transactions that are otherwise resolved under Section 7.9 of the Partnership Agreement are not required to be reviewed or approved under the policy.
Subject to certain exceptions, the policy requires that related party transactions, as defined by the policy, be approved by the Board or an authorized committee of the Board, subject to the guidelines of the policy. Pursuant to the policy, the Conflicts Committee of the Board is generally considered the best suited to review related party transactions and has been authorized by the Board to do so. If a related party transaction, that would otherwise require approval under the policy, is not approved prior to entry into such transaction, management may enter into such transaction, subject to ratification by the Board or an authorized committee of the Board.
The policy further sets forth certain categories of transactions between the Partnership and its subsidiaries on one hand and Delek Holdings and its subsidiaries on the other hand that are deemed to be approved by the Board and are therefore able to be effected by management of the general partner under the relevant general authorization policies and procedures and after taking into account all relevant facts and circumstances. Additionally, the policy effectively requires that all related party transactions that:

I.
involve the purchase and sale of products or services that are effected at either (x) cost (including, when relevant, a nominal fee for services) or (y) the then-prevailing market prices that we would pay or charge to third parties ("Market Based Transactions") undertaken outside the ordinary course of business and involve an aggregate amount of more than $2.5 million annually; or

II.	are not Market Based Transactions and are undertaken outside the ordinary course of business; or

III.
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

The Board has also adopted a written code of business conduct and ethics, under which a director or officer of the general partner or of any of our subsidiaries would be expected to bring to the attention of the Audit Committee or the Board or the general partner's General Counsel, any conflict or potential conflict of interest that may arise between such party, on the one hand, and us, on the other hand.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $694,050 and $677,525 paid for the services of Ernst & Young LLP during fiscal years 2019 and 2018, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly

87 |

Principal Accountant Fees and Services

condensed consolidated financial statements and audit services provided in connection with acquisitions, investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2019 and 2018, regardless of when the fees and expenses were paid.
Audit-related fees
Audit-related fees of $54,622 and $81,447 paid for the services of Ernst & Young LLP during fiscal years 2019 and 2018 include procedures for us and our subsidiaries related to acquisition due diligence services.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2019 and 2018.
All of the fees described above were approved in accordance with the Audit Committee pre-approval policy described below.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Audit Committee has adopted a pre–approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. During the years ended 2019 and 2018, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

88 |

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

3.	Exhibits - See below.

89 |

EXHIBITS

Exhibit No.		Description
2.1
Contribution and Subscription Agreement, dated as of May 24, 2019, by and among Plains Pipeline, L.P., DKL Pipeline, LLC, and Red River Pipeline Company, LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on May 28, 2019).

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

4.4	#	Description of the Common Units.
10.1	++
Marketing Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.6 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.2
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

10.4
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.5
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 5, 2016).

10.6
First Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of December 14, 2018, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.10 to the Partnership's Form 10-K filed on March 1, 2019).

10.7	*
General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 5, 2016).

10.8
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

10.9
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

10.10
Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated March 20, 2018 and effective as of March 1, 2018 (incorporated by reference to Exhibit 10.4 to the Partnership's Form 8-K filed on March 26, 2018).

10.11	*	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).
10.12	*
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.13
Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.7 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

90 |

10.14
First Amendment to Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.19 to the Partnership's Form 10-K filed on March1, 2019).

10.15
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.16
First Amendment to Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Marketing-Big Sandy. LLC (incorporated by reference to Exhibit 10.21 to the Partnership's Form 10-K filed on March 1, 2019).

10.17
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.9 to the Partnership's Form 8-K filed on November 7, 2012, SEC File No. 001-35721).

10.18
First Amendment to Pipelines and Storage Facilities Agreement, dated as of December 14, 2018, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.23 to the Partnership's Form 10-K filed on March 1, 2019).

10.19	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.20	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.21	*
Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.13 to the Partnership's Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 24, 2012).

10.22
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.23
First Amendment to Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated as of December 14, 2018, by and between Delek Refining, LTD., and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.29 to the Partnership's Form 10-K filed on March 1, 2019).

10.24
Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.25
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.26
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.27	++
First Amended and Restated Limited Liability Company Agreement of Rangeland RIO Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.28	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.29
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

10.30
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US, and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on March 26, 2018).

10.31
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on March 26, 2018).

10.32
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

21.1	#	Subsidiaries of Registrant.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Registered Public Accounting Firm (Weaver and Tidwell, L.L.P.)
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

91 |

32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	#	Report of Independent Registered Public Accounting Firm - Red River Pipeline Company LLC
101	<
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2019, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

104		The cover page from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2019, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.
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

92 |

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2019 and 2018 and
For Each of the Three Years Ended December 31, 2019, 2018 and 2017

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

F-1 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics LP and
the Board of Directors of Delek Logistics Partners GP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Red River Pipeline Company, LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company, LLC is stated at $131.0 million as of December 31, 2019, and the Partnership’s equity in the net income of Red River Pipeline Company, LLC is stated at $8.4 million in 2019. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company, LLC, is based solely on the report of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.

Nashville, Tennessee
February 27, 2020

F-2 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics, LP and
the Board of Directors of Delek Logistics Partners GP, LLC

Opinion on Internal Control over Financial Reporting
We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 27, 2020

F-3 |

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,545	$4,522
Accounts receivable	13,204	21,586
Inventory	12,617	5,491
Other current assets	2,204	969
Total current assets	33,570	32,568
Property, plant and equipment:
Property, plant and equipment	461,325	452,746
Less: accumulated depreciation	(166,281)	(140,184)
Property, plant and equipment, net	295,044	312,562
Equity method investments	246,984	104,770
Operating lease right-of-use assets	3,745	—
Goodwill	12,203	12,203
Marketing Contract Intangible, net	130,999	138,210
Other non-current assets	21,902	24,280
Total assets	$744,447	$624,593
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$12,471	$14,226
Accounts payable to related parties	8,898	7,833
Interest Payable	2,572	2,664
Excise and other taxes payable	3,941	4,069
Accrued expenses and other current liabilities	5,765	7,713
Current portion of operating lease liabilities	1,435	—
Total current liabilities	35,082	36,505
Non-current liabilities:
Long-term debt	833,110	700,430
Asset retirement obligations	5,588	5,191
Deferred tax liabilities	215	—
Operating lease liabilities, net of current portion	2,310	—
Other non-current liabilities	19,261	17,290
Total non-current liabilities	860,484	722,911
Equity (Deficit):
Common unitholders - public; 9,131,579 units issued and outstanding at December 31, 2019 (9,109,807 at December 31, 2018)	164,436	171,023
Common unitholders - Delek Holdings; 15,294,046 units issued and outstanding at December 31, 2019 (15,294,046 at December 31, 2018)	(310,513)	(299,360)
General partner - 498,482 units issued and outstanding at December 31, 2019 (498,038 at December 31, 2018)	(5,042)	(6,486)
Total deficit	(151,119)	(134,823)
Total liabilities and deficit	$744,447	$624,593

See accompanying notes to the consolidated financial statements

F-4 |

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2019	2018	2017
Net revenues:
Affiliate (1)	$261,014	$240,809	$156,280
Third party	322,978	416,800	381,795
Net revenues	583,992	657,609	538,075
Cost of sales:
Cost of materials and other	336,473	429,061	372,890
Operating expenses (excluding depreciation and amortization presented below)	71,341	55,924	40,154
Depreciation and amortization	24,893	24,108	19,026
Total cost of sales	432,707	509,093	432,070
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2,816	2,820	3,120
General and administrative expenses	20,815	17,166	11,840
Depreciation and amortization	1,808	1,882	2,888
Other operating expense (income), net	34	891	(20)
Total operating costs and expenses	458,180	531,852	449,898
Operating income	125,812	125,757	88,177
Interest expense, net	47,328	41,263	23,944
Income from equity method investments	(19,832)	(6,230)	(4,953)
Other expense, net	600	8	(1)
Total non-operating expenses, net	28,096	35,041	18,990
Income before income tax expense	97,716	90,716	69,187
Income tax expense (benefit)	967	534	(222)
Net income attributable to partners	$96,749	$90,182	$69,409
Comprehensive income attributable to partners	$96,749	$90,182	$69,409

Less: General partner's interest in net income, including incentive distribution rights	33,080	25,543	18,429
Limited partners' interest in net income	$63,669	$64,639	$50,980

Net income per limited partner unit:
Common units - basic	$2.61	$2.65	$2.09
Common units - diluted	$2.61	$2.65	$2.09

Weighted average limited partner units outstanding:
Common units - basic	24,413,294	24,390,286	24,348,063
Common units - diluted	24,418,641	24,396,881	24,376,972

Cash distributions per limited partner unit	$3.440	$3.120	$2.835
(1) See Note 4 for a description of our material affiliate revenue transactions.

See accompanying notes to the consolidated financial statements

F-5 |

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)
(in thousands)

	Partnership
	Common - Public	Common - Delek Holdings	General Partner - Delek Holdings	Total

Balance at December 31, 2016	188,013	(195,076)	(6,221)	(13,284)
Cash distributions (1)	(25,978)	(42,490)	(17,691)	(86,159)
Sponsorship contribution of fixed assets	—	65	2	67
Net income attributable to partners	19,015	31,965	18,429	69,409
Delek Holdings unit repurchases from public	(7,291)	7,291	—	—
Other	619	1,039	(916)	742
Balance at December 31, 2017	174,378	(197,206)	(6,397)	(29,225)
Distributions to Delek Holdings for Big Spring Asset Acquisition	—	(96,822)	(1,976)	(98,798)
Cash distributions (1)	(27,721)	(46,417)	(23,698)	(97,836)
GP Units Issued to maintain 2% interest	—	—	26	26
Sponsor contribution of fixed assets	—	151	3	154
Net income attributable to partners	24,119	40,520	25,543	90,182
Other	247	414	13	674
Balance at December 31, 2018	171,023	(299,360)	(6,486)	(134,823)
Cash distributions (1)	(30,626)	(51,388)	(31,654)	(113,668)
GP Units Issued to maintain 2% interest	—	—	8	8
Net income attributable to partners	23,813	39,856	33,080	96,749
Other	226	379	10	615
Balance at December 31, 2019	164,436	(310,513)	(5,042)	(151,119)

(1) Cash distributions include a nominal amount, $0.1 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to distribution equivalents on vested phantom units.
See accompanying notes to the consolidated financial statements

F-6 |

Exhibits and Financial Statement Schedules

Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$96,749	$90,182	$69,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,701	25,990	21,914
Non-cash lease expense	193	—	—
Amortization of customer contract intangible assets	7,211	6,009	—
Amortization of deferred revenue	(1,688)	(1,497)	(1,234)
Amortization of deferred financing costs and debt discount	2,629	2,577	2,048
Accretion of asset retirement obligations	397	359	292
(Gain) loss on asset disposals	(197)	891	(20)
Income from equity method investments	(19,832)	(6,230)	(4,953)
Dividends from equity method investments	16,108	6,936	2,346
Other non-cash adjustments	1,557	826	610
Changes in assets and liabilities:
Accounts receivable	8,382	1,427	(3,811)
Inventories and other current assets	(7,702)	15,178	(11,692)
Accounts payable and other current liabilities	(4,836)	(1,747)	10,859
Accounts receivable/payable to related parties	1,065	9,038	1,682
Non-current assets and liabilities, net	3,662	3,019	3,762
Net cash provided by operating activities	130,399	152,958	91,212
Cash flows from investing activities:
Asset acquisitions, net of assumed asset retirement obligation liabilities	—	(72,380)	(6,443)
Purchases of property, plant and equipment	(9,070)	(12,931)	(18,184)
Proceeds from sales of property, plant and equipment	144	502	46
Purchases of intangible assets	—	(144,219)	(2,560)
Distributions from equity method investments	804	1,162	753
Equity method investment contributions	(139,294)	(173)	(3,531)
Net cash used in investing activities	(147,416)	(228,039)	(29,919)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	8	26	21
Distributions to general partner	(31,654)	(23,698)	(17,691)
Distributions to common unitholders - public	(30,626)	(27,721)	(25,978)
Distributions to common unitholders - Delek Holdings	(51,388)	(46,417)	(42,490)
Distributions to Delek Holdings unitholders and general partner related to Big Spring Logistic Assets Acquisition	—	(98,798)	—
Proceeds from revolving credit facility	564,700	735,000	277,100
Payments on revolving credit facility	(433,000)	(458,200)	(489,800)
Proceeds from issuance of senior notes	—	—	248,112
Deferred financing costs paid	—	(5,264)	(5,951)
Net cash provided by (used in) financing activities	18,040	74,928	(56,677)
Net increase (decrease) in cash and cash equivalents	1,023	(153)	4,616
Cash and cash equivalents at the beginning of the period	4,522	4,675	59
Cash and cash equivalents at the end of the period	$5,545	$4,522	$4,675

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$44,791	$38,959	$19,441
Income taxes	$144	$137	$60
Non-cash investing activities:
Increase/(decrease) in accrued capital expenditures	$917	$(1,363)	$194
Non-cash financing activities:
Sponsor contribution of fixed assets	$—	$154	$67
Non-cash lease liability arising from obtaining right of use assets during the period	$1,285	$—	$—
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$2,654	$—	$—

See accompanying notes to the consolidated financial statements

F-7 |

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
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations have been included. All intercompany accounts and transactions have been eliminated. Such intercompany transactions do not include those with Delek Holdings' or our general partner, which are presented as related party in these accompanying consolidated financial statements. All adjustments are of a normal, recurring nature.
Reclassifications
Certain immaterial reclassifications have been made to prior period presentation in order to conform to the current year presentation.
Segment Reporting
We are an energy business focused on crude oil, intermediate and refined products pipeline and storage activities and wholesale marketing, terminalling and offloading activities. Management reviews operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling.

•
The assets and investments reported in the pipeline and transportation segment provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings' refining operations and independent third parties.

F-8 |

Notes to Consolidated Financial Statements

•
The wholesale marketing and terminalling segment provides marketing services for the refined products output of the Delek Holdings' refineries, engages in wholesale activity at our terminals and terminals owned by third parties, whereby we purchase light product for sale and exchange to third parties, and provides terminalling services at our refined products terminals to independent third parties and Delek Holdings.

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
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of December 31, 2019 and 2018. One third-party customer accounted for approximately 52.5% of the consolidated accounts receivable balance as of December 31, 2019. Two third-party customers accounted for approximately 50.4% of the consolidated accounts receivable balance as of December 31, 2018.
Inventory
Inventory consists of refined products, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Delek Holdings accounted for approximately 78.1% and 64.2% of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2019 and December 31, 2018, respectively.
Property, Plant and Equipment
Assets acquired in conjunction with business acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost. Acquisitions of net assets that do not constitute a business are accounted for by allocating the cost of the acquisition to individual assets acquired and liabilities assumed on a relative fair value basis and shall not give rise to goodwill as prescribed in ASC 805.
Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred.
Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets. The estimated useful lives are as follows:

Years
Buildings and building improvements	15-40
Pipelines, tanks and terminals	15-40
Asset retirement obligation assets	15-50
Other equipment	3-15

Intangible Assets
Intangible assets consist of indefinite-lived rights of way and a marketing contract intangible. The marketing contract intangible is amortized on a straight-line basis over a 20 year period as a component of net revenues from affiliates.
Property, Plant and Equipment and Intangibles Impairment
Property, plant and equipment and intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Other, we evaluate the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, we assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the use of the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.

F-9 |

Notes to Consolidated Financial Statements

Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results, or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. The Partnership adopted Accounting Standard Update ("ASU") 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, during the fourth quarter of 2018. In accordance with this guidance, if a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount if the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded.
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, estimated growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also estimate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by market participants. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. A significant risk to our future results and the potential future impairment of goodwill is the volatility of the crude oil and the refined product markets which is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control.
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
Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2019, 2018 or 2017. Details of goodwill balances by segment are included in Note 9.
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
Environmental Expenditures
It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at our properties. This estimate is based on internal and third-party assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for the next 15 years, unless a specific longer range estimate is practicable. Accruals for estimated costs from environmental remediation

F-10 |

Notes to Consolidated Financial Statements

obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that does not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed and determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Estimated recoveries of costs from other parties are recorded on an undiscounted basis as assets when their realization is deemed probable. See Note 17 for further information on crude oil releases impacting our properties and related accruals.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Beginning balance	$5,191	$4,064
Liabilities acquired	—	768
Accretion expense	397	359
Ending balance	$5,588	$5,191

In order to determine fair value, management must make certain estimates and assumptions including, among other things, projected cash flows, a credit-adjusted risk-free rate and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.

Revenue Recognition
Revenue is measured based on consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or by providing services to a customer. The adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606") beginning January 1, 2018, did not materially change our revenue recognition patterns, which are described below. The principles for recognizing revenue as codified in ASC 605, Revenue Recognition ("ASC 605"), were applied during the years ended December 31, 2017. No restatements to revenues or expenses were required to be made to our consolidated statements of income, as we applied the modified retrospective transition method in adopting ASC 606.
Service, Product and Lease Revenues. Revenues for products sold are generally recognized upon delivery of product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediate and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product revenues for these services, as the product does not represent a promised good in the context of ASC 606. All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
Certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings are considered operating leases under ASC 840, Leases ("ASC 840"). As part of the adoption, we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Refer to Note 5 for further information.
Up-Front payments to Customers. We record up-front payments to customers in accordance with ASC 606. We evaluate the nature of each payment, the rights and obligations under the related contract, and whether the payment meets the definition of an asset. When an asset is recognized for an up-front payment to a customer, the asset is amortized, as a reduction of revenue, in a manner that reflects the pattern and period over which the asset is expected to provide benefit.
Revenues Related to Reimbursements. In addition to the agreements noted above, we have cost reimbursement provisions in certain of our agreements with Delek Holdings that provide for reimbursement by the Company for certain costs, including certain capital expenditures. Such reimbursements are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset.

F-11 |

Notes to Consolidated Financial Statements

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
Operating Leases
In accordance with ASC 842-20, Leases - Lessee ("ASC 842-20"), we classify leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that are highly specialized or allow us to substantially utilize or pay for the entire asset over its useful life. All other leases are classified as operating leases.
We lease primarily transportation equipment. Our leases do not have any outstanding renewal options. Certain leases also include options to purchase the leased equipment. Certain of our lease agreements include rates based on equipment usage. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For all leases that include fixed rental rate increases, these are included in our fixed lease payments. Our leases may include variable payments, based on changes on price or other indices, that are expensed as incurred.
We calculate the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and record lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments.
Income Taxes
We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of such partner's units and the taxable income allocation requirements under the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement").
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

F-12 |

Notes to Consolidated Financial Statements

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
Net Income per Limited Partner Unit
We use the two-class method when calculating the net income per unit applicable to limited partners because we have more than one participating class of securities. Our participating securities consist of common units, general partner units and incentive distribution rights ("IDRs"). The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common units. Our net income is allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs to our general partner, which is the holder of the IDRs pursuant to our Partnership Agreement. See Notes 6 and 12 for further discussion.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2019, the only potentially dilutive units outstanding consist of unvested phantom units.
Comprehensive Income
Comprehensive income for the years ended December 31, 2019, 2018 and 2017 was equivalent to net income.
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
New Accounting Pronouncements Adopted During 2019
ASU 2016-02, Leases
In February 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. The guidance was subsequently amended to consider the impact of practical expedients and provide additional clarifications. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new lease standard on January 1, 2019. We elected the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. For certain lease classes, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we elected the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We have not elected the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term. The adoption of the lease accounting guidance had no impact on January 1, 2019 partners' equity and resulted in the recognition of a $2.7 million lease liability and a corresponding right-of-use asset on our consolidated balance sheet. The adoption did not have a material impact on our consolidated statement of income. See Note 18 for further information.
New Accounting Pronouncements Not Yet Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within ASC 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We expect to adopt this guidance on the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
ASU 2018-15, Intangible - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued guidance related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements

F-13 |

Notes to Consolidated Financial Statements

with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. We expect to adopt this guidance prospectively on the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
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
ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations will now use forward-looking information to better inform their credit loss estimates. We are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations, which includes scoping, accounting, and disclosure considerations and historical analysis of applicable assets. The new guidance will be effective beginning with the first quarter of 2020 and will not have a material impact on our business, financial condition or results of operations.
3. Acquisitions
Big Spring Logistic Assets Acquisition
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistic Assets from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery. The total purchase price was $170.8 million, financed through borrowings under the Partnership’s revolving credit facility. The Big Spring Logistic Assets include (i) approximately 70 storage tanks and certain ancillary assets (such as tank pumps and piping) primarily located adjacent to the Big Spring Refinery, (ii) an asphalt terminal and a light products terminal, (iii) certain crude oil and refined product pipelines and (iv) other logistics assets, such as four underground saltwells used for natural gas liquids storage.
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
The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Logistic Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The excess of the cash paid over the historical carrying value of the assets acquired from Delek Holdings amounted to $98.8 million and was recorded as a reduction in equity. The historical carrying value of the Big Spring Logistic Assets as of the acquisition date was $72.0 million, which is net of $0.8 million of assumed asset retirement obligations. Prior periods have not been recast, as these assets did not constitute a business in accordance with Accounting Standard Update 2017-01 ("ASU 2017-01"), "Clarifying the Definition of a Business". We capitalized approximately $0.4 million of acquisition costs related to the Big Spring Logistic Assets Acquisition during the year ended December 31, 2018.
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

F-14 |

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
4. Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. In November 2017, Delek Holdings opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings in respect to the Tyler Refinery, the initial term has been extended through 2026. The current term of certain of our agreements with Delek Holdings were required to be further extended pursuant to the amended and restated DKL Credit Facility (as defined in Note 11), which extensions were effective in the fourth quarter of 2018. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission (the "FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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

F-15 |

Notes to Consolidated Financial Statements

Our material commercial agreements with Delek Holdings include the following:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)

Lion Pipeline System and Gathering Assets (2):
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (3)	$1.03 (4)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.12
Gathering Assets	November 2012	5 / 15	Crude oil gathering	14,000	$2.78 (4)

East Texas Crude Logistics System (2):
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$0.49 (5)
Storage	November 2012	5 / 15		N/A	$303,774/month
East Texas Marketing	November 2012	10 (6)	Marketing products for Tyler Refinery	50,000	$0.81 (6)

Big Sandy Terminal: (2) (7)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.61
Terminalling	November 2012	5 / 15		5,000	$0.61
Storage	November 2012	5 / 15		N/A	$60,701/month

Tyler Throughput and Tankage (2):
Refined Products Throughput	July 2013	8/ 16	Dedicated Terminalling and storage	50,000	$0.38
Storage	July 2013	8/ 16		N/A	$905,056/month
Memphis Pipeline	October 2013	5	Refined Products Transportation	10,959	$1.25

El Dorado Throughput and Tankage (2):
Refined Products Throughput	February 2014	8/ 16	Dedicated terminalling and storage	11,000	$0.55
Storage	February 2014	8/ 16		N/A	$1,416,771/month

El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (8)	$1.09
Heavy Crude Throughput	March 2015	9/15	Dedicated Offloading Services	N/A (8)	$2.45

Pipelines, Storage and Throughput Facilities Agreement (Big Spring):
Crude Oil and Refined Products Throughput	March 1, 2018	10/15	Pipeline throughput	104,300	0.05
Rail Offloading	March 1, 2018	10/15	Offloading services	4,500	0.42
Terminalling	March 1, 2018	10/15	Dedicated Terminalling	29,250	0.69
Storage	March 1, 2018	10/15	Storage	NA	$1,427,827/month

Asphalt Services Agreement (Big Spring):
Terminalling	March 1, 2018	10/15	Dedicated Asphalt Terminalling and Storage	1,020 to 2,380 based on seasonality	8.62
Storage	March 1, 2018	10/15		N/A	$474,156/month

Marketing Agreement (Big Spring):
Marketing Services	March 1, 2018	10/15	Dedicated Marketing and Selling	65,000	$0.52 - $0.74

F-16 |

Notes to Consolidated Financial Statements

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
(3) Excludes volumes gathered on the Gathering Assets.
(4) Volumes gathered on the Gathering Assets will not be subject to an additional fee for transportation on our Lion Pipeline System to the El Dorado Refinery.
(5) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.73/bbl.
(6) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.77/bbl. Following the primary term, the marketing agreement automatically renews for a successive one-year term, unless either party provides notice of non-renewal 10 months prior to the expiration of the then-current term. The initial primary term for the marketing agreement has been extended through 2027.
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
(8) The throughput agreement provides for a minimum throughput fee of $1.6 million per quarter for throughput of a combination of light and heavy crude.

Pursuant to an arrangement with Delek Holdings and its subsidiary Lion Oil Company ("Lion Oil"), to which we are not a party, J. Aron & Company ("J. Aron") acquires and holds title to substantially all crude oil, intermediate and refined products transported on our Lion Pipeline System, Gathering Assets and on pipeline capacity we lease from Enterprise TE Products Pipeline Company LLC that runs from the El Dorado Refinery to our Memphis Terminal (the "Memphis Pipeline"). J. Aron is therefore considered the shipper for the liquid it owns on the Lion Pipeline System, the Gathering Assets and the Memphis Pipeline. J. Aron also has title to the refined products stored at our Memphis, North Little Rock and El Dorado terminals and in the El Dorado storage tanks. Under (i) our pipelines and storage agreement with Lion Oil relating to the Lion Pipeline System and the Gathering Assets, (ii) our terminalling agreements with Lion Oil relating to the Memphis and North Little Rock terminals and (iii) our throughput and tankage agreement relating to the terminal and tank assets at and adjacent to the El Dorado Refinery, Lion Oil has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these systems, Memphis and North Little Rock terminals and the terminal and tank assets at and adjacent to the El Dorado Refinery, with Lion Oil acting as J. Aron's agent for scheduling purposes.
Pursuant to a similar arrangement with Delek Holdings and its subsidiary Alon USA, LP, hereinafter referred to as "Big Spring Refining," J. Aron acquires and holds either title to or a lien on a portion of the crude oil, intermediate and refined products shipped on pipelines or stored at the terminal and storage tanks acquired in the Big Spring Logistic Assets Acquisition. Under (i) our pipelines, storage and throughput facilities agreement with Big Spring Refining relating to certain storage tanks, pipelines and a terminal in Duncan, Oklahoma and (ii) our asphalt services agreement with Big Spring Refining relating to asphalt storage and terminalling near the Big Spring Refinery, Big Spring Refining has assigned to J. Aron certain of its rights under these agreements, including the right to have J. Aron's crude oil and intermediate and refined products stored in or transported on or through these storage and terminalling assets at or adjacent to the Big Spring Refinery, with Big Spring Refining acting as J. Aron's agent for scheduling purposes.
Accordingly, even though this is effectively a financing arrangement for Delek Holdings and its subsidiaries whereby J. Aron sells the product back to Delek Holdings and its subsidiaries, J. Aron is technically our primary customer under each of these agreements. J. Aron retains these storage and transportation rights for the term of its arrangement with Lion Oil, which currently runs through April 30, 2020, and for the term of its arrangement with Big Spring Refining, which currently runs through May 31, 2021, unless terminated earlier pursuant to the terms of the arrangement. J. Aron pays us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron do not alter the obligations of Lion Oil or Big Spring Refining to meet certain throughput minimum volumes under our agreements with respect to the transportation, throughputting and storage of crude oil, intermediate and refined products through our facilities, but J. Aron's throughput is credited toward minimum throughput commitments of Lion Oil and Big Spring Refining. Accordingly, Lion Oil and Big Spring Refining are responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and with the March 2018 amendment, obligates us to pay an annual fee of $3.9 million to Delek Holdings for its provision of centralized corporate services to the Partnership, up from $3.7 million in 2017.

F-17 |

Notes to Consolidated Financial Statements

Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of $3.7 million, $5.0 million and $4.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2019 and 2018, we recorded a receivable from related parties of a nominal amount and $1.6 million, respectively, for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expenses. We were reimbursed $6.3 million, $8.2 million and $0.3 million for these matters during the year ended December 31, 2019, 2018 and 2017, respectively.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $25.0 million, $21.1 million and $18.8 million pursuant to the Partnership Agreement during the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The Partnership is also considered the operator for the project and will oversee functions such as oversight of project design, procurement and construction of project segments and provide other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership for the years ended December 31, 2019 and 2018 were $6.1 million and $4.8 million, respectively. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues	$261,014	$240,809	$156,280
Purchases from Affiliates	$285,539	$349,089	$54,982
Operating and maintenance expenses	$49,904	$36,182	$29,483
General and administrative expenses	$7,977	$8,250	$7,492

Quarterly Cash Distribution
Our common and general partner unitholders and the holders of IDRs are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. During the years ended December 31, 2019, 2018 and 2017, we paid quarterly cash distributions of $113.7 million, $97.7 million and $85.6 million, respectively, of which $83.0 million, $70.1 million and $60.1 million, respectively, were paid to Delek Holdings and our general partner. On January 24, 2020, our general partner's board of directors declared a quarterly cash distribution totaling $30.6 million based on the available cash as of the date of determination for the end of the fourth quarter of 2019, which was paid on February 12, 2020 to unitholders of record on February 4, 2020. The distribution included $22.6 million paid to both Delek Holdings and our general partner, including the distribution as holder of the IDRs.

F-18 |

Notes to Consolidated Financial Statements

5. Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 44.8%, 36.6% and 28.9% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Sunoco LP accounted for 14.5%, 15.9% and 9.0% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $295.0 million net property, plant, and equipment balance as of December 31, 2019, $284.3 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Year Ended December 31, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$23,107	$623	$23,730
Service Revenue - Affiliate	—	35,208	35,208
Product Revenue - Third Party	—	299,248	299,248
Product Revenue - Affiliate	—	31,941	31,941
Lease Revenue - Affiliate (1) (2)	155,211	38,654	193,865
Total Revenue	$178,318	$405,674	$583,992
(1) Disaggregated revenue for the year ended December 31, 2019 may not be comparable to disaggregated revenue for the year ended December 31, 2018 as a result of our adoption of ASC 842, under which we applied the predominance principle and opted to not separate lease and non-lease components.
(2) Net of $7.2 million of amortization expense for the year ended December 31, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Year Ended December 31, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$15,149	$870	$16,019
Service Revenue - Affiliate	93,300	53,750	147,050
Product Revenue - Third Party	—	400,781	400,781
Product Revenue - Affiliate	—	35,252	35,252
Lease Revenue - Affiliate (1)	45,118	13,389	58,507
Total Revenue	$153,567	$504,042	$657,609
(1) Net of $6.0 million of amortization expense for the year ended December 31, 2018, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of December 31, 2019, we expect to recognize approximately $1.0 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with

F-19 |

Notes to Consolidated Financial Statements

Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of December 31, 2019 were as follows (in thousands):

2020	174,284
2021	174,023
2022	172,872
2023	166,873
2024 and thereafter	293,314
Total expected revenue on remaining performance obligations	$981,366

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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2019, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The date of distribution for the distributions earned during the period ended December 31, 2019 is February 12, 2020. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to partners	$96,749	$90,182	$69,409
Less: General partner's distribution (including IDRs) (1)	33,492	25,777	18,797
Less: Limited partners' distribution	83,873	76,113	69,057
Distributions in excess of earnings	$(20,616)	$(11,708)	$(18,445)

General partner's earnings:
Distributions (including IDRs) (1)	$33,492	$25,777	$18,797
Distributions in excess of earnings	(412)	(234)	(368)
Total general partner's earnings	$33,080	$25,543	$18,429

Limited partners' earnings on common units:
Distributions	$83,873	$76,113	$69,057
Distributions in excess of earnings	(20,204)	(11,474)	(18,077)
Total limited partners' earnings on common units	$63,669	$64,639	$50,980

Weighted average limited partner units outstanding:
Common units - basic	24,413,294	24,390,286	24,348,063
Common units - diluted	24,418,641	24,396,881	24,376,972

Net income per limited partner unit:
Common - basic	$2.61	$2.65	$2.09
Common - diluted (2)	$2.61	$2.65	$2.09

F-20 |

Notes to Consolidated Financial Statements

(1) General partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. See Note 12 for further discussion related to IDRs.
(2) There were no outstanding common unit equivalents excluded from the diluted earnings per unit calculation during both years ended December 31, 2019 and December 31, 2017. Outstanding common unit equivalents totaling 1,776 were excluded from the diluted earnings per unit calculation for the years ended December 31, 2018, as these common unit equivalents did not have a dilutive effect under the treasury stock method.

7. Inventory
Inventories consisted of $12.6 million and $5.5 million of refined petroleum products as of December 31, 2019 and 2018, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a FIFO basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income, which amounted to $0.1 million and $0.2 million during the years ended December 31, 2019 and 2018, respectively.
8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2019	2018
Land	$4,458	$4,458
Building and building improvements	1,853	3,695
Pipelines, tanks and terminals	427,287	410,154
Asset retirement obligation assets	2,073	2,073
Other equipment	16,634	15,838
Construction in process	9,020	16,528
Property, plant and equipment	461,325	452,746
Less: accumulated depreciation	(166,281)	(140,184)
Property, plant and equipment, net	$295,044	$312,562
Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	As of and For the Year Ended December 31, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$354,429	$106,896	$461,325
Less: accumulated depreciation	(125,771)	(40,510)	(166,281)
Property, plant and equipment, net	$228,658	$66,386	$295,044
Depreciation expense	$20,803	$5,898	$26,701

	As of and For the Year Ended December 31, 2018
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$361,702	$91,044	$452,746
Less: Accumulated depreciation	(106,971)	(33,213)	(140,184)
Property, plant and equipment, net	$254,731	$57,831	$312,562
Depreciation expense	$21,115	$4,786	$25,901

F-21 |

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
We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2019, 2018 and 2017. We performed a qualitative assessment for the years ended December 31, 2019 and December 31, 2018. During the year ended December 31, 2017, we performed a discounted cash flow test, using a market participant weighted average cost of capital, and estimated minimal growth rates for revenue, gross profit and capital expenditures based on history and our best estimate of future forecasts. We also estimated the fair values using a multiple of expected future cash flows, such as those used by market participants. In 2019, 2018 and 2017, the annual impairment review resulted in the determination that no indicators of impairment of goodwill were present.
Our goodwill in our wholesale marketing and terminalling segment amounted to $7.5 million as of December 31, 2019, 2018 and 2017. Our goodwill in our pipelines and transportation segment amounted to $4.7 million as of December 31, 2019, 2018 and 2017.
10.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2019	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Marketing contract	20	$144,219	$(13,220)	130,999
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	15,597		15,597
Total		$159,816	$(13,220)	$146,596

	Useful		Accumulated
As of December 31, 2018	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Supply contract	11.5	12,227	(12,227)	$—
Marketing contract	20	144,219	(6,009)	$138,210
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	15,828		15,828
Total		$172,274	$(18,236)	$154,038

Amortization of intangible assets was $7.2 million, $6.1 million and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively, and is included as a component of net revenue on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $7.2 million for each of the years ended December 31, 2020 through 2024.
11. Long-Term Obligations
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

F-22 |

Notes to Consolidated Financial Statements

The DKL Credit Facility contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars. Under the terms of the DKL Credit Facility, among other things, the lender commitments were increased to $850.0 million. The DKL Credit Facility also contains an accordion feature, whereby the Partnership can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a subsidiary of Delek Holdings, continues to provide a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. As of December 31, 2019, the principal amount of the Holdings Note was $102.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the LIBOR, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers.
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At December 31, 2019, the weighted average interest rate for our borrowings under the facility was approximately 4.7%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2019, this fee was 0.50% per year.
As of December 31, 2019, we had $588.4 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of December 31, 2019 were $261.6 million.
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
On April 25, 2018, we made an offer to exchange the 2025 Notes and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture.  The terms of the exchange notes that were issued as a result of the exchange (also referred to as the "2025 Notes") are substantially identical to the terms of the original 2025 Notes.
As of December 31, 2019, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of December 31, 2019, the effective interest rate related to the 2025 Notes was approximately 7.43%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $4.0 million and $1.3 million, respectively, as of December 31, 2019.
Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2019 (in thousands):

F-23 |

Notes to Consolidated Financial Statements

	2020	2021	2022	2023	2024	Thereafter	Total
DKL Credit Facility	$—	$—	$—	$588,400	$—	$—	$588,400
2025 Notes	$—	$—	$—	$—	$—	$250,000	$250,000

F-24 |

Notes to Consolidated Financial Statements

12. Equity
We had 9,131,579 common limited partner units held by the public outstanding as of December 31, 2019. Additionally, as of December 31, 2019, Delek Holdings owned a 61.4% limited partner interest in us, consisting of 15,294,046 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 498,482 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2017 through December 31, 2019.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2016	9,263,415	15,065,192	496,502	24,825,109
General partner units issued to maintain 2% interest	—	—	1,102	1,102
Unit-based compensation awards (1)	54,026	—	—	54,026
Delek Holdings unit repurchases from public	(228,854)	228,854	—	—
Balance at December 31, 2017	9,088,587	15,294,046	497,604	24,880,237
General partner units issued to maintain 2% interest	—	—	434	434
Unit-based compensation awards (1)	21,220	—	—	21,220
Balance at December 31, 2018	9,109,807	15,294,046	498,038	24,901,891
General partner units issued to maintain 2% interest	—	—	444	444
Unit-based compensation awards (1)	21,772	—	—	21,772
Balance at December 31, 2019	9,131,579	15,294,046	498,482	24,924,107
(1) Unit-based compensation awards are presented net of no, 598 and 14,053 units withheld for taxes as of December 31, 2019, 2018 and 2017, respectively.

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

F-25 |

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2019	2018	2017
Net income attributable to partners	$96,749	$90,182	$69,409
Less: General partner's IDRs	(31,781)	(24,224)	(17,389)
Net income available to partners	$64,968	$65,958	$52,020
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1,299	1,319	1,040
General partner's IDRs	31,781	24,224	17,389
Total general partner's interest in net income	$33,080	$25,543	$18,429

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
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2017	$0.725	$2.90	$22,777	February 12, 2018	February 2, 2018
March 31, 2018	$0.750	$3.00	$23,997	May 15, 2018	May 7, 2018
June 30, 2018	$0.770	$3.08	$24,984	August 13, 2018	August 3, 2018
September 30, 2018	$0.790	$3.16	$25,960	November 9, 2018	November 2, 2018
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020

F-26 |

Notes to Consolidated Financial Statements

The allocations of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2019, 2018 and 2017 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2019	2018	2017
General partner's distributions:
General partner's distributions	$1,711	$1,553	$1,408
General partner's IDRs	31,781	24,224	17,389
Total general partner's distributions	33,492	25,777	18,797

Limited partners' distributions:
Common limited partners' distributions	83,873	76,113	69,057
Total cash distributions	$117,365	$101,890	$87,854
Cash distributions per limited partner unit	$3.440	$3.120	$2.835

13. Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of our general partner. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and is immaterial for the years ended December 31, 2019, 2018 and 2017. See Note 2 for additional information on terms and measurement considerations.
14. Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of start up capital pursuant to the Amended and Restated Limited Liability Company Agreement. Red River owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. We contributed an additional $3.5 million related to such expansion project in May 2019. Subsequent to December 31, 2019, we made additional capital contributions totaling $8.2 million based on capital calls received.
Summarized financial information for Red River on a 100% basis is shown below (in thousands):

As of
December 31, 2019
Current Assets	$9,278
Non-current Assets	$381,778
Current liabilities	$8,291

For the period
April 24, 2019 - December 31, 2019
Revenues	$38,352
Gross profit	$25,919
Operating income	$25,497
Net income	$25,548

F-27 |

Notes to Consolidated Financial Statements

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
Combined summarized financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Current assets	$29,476	$15,450
Non-current assets	$262,300	$240,852
Current liabilities	$6,391	$4,362
Non-current liabilities	$8	$—

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Revenues	$48,703	$35,050	$28,805
Gross profit	$30,473	$17,690	$13,344
Operating income	$28,503	$12,909	$10,920
Net Income	$28,601	$15,701	$10,714

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of December 31, 2019 and December 31, 2018, the Partnership's investment balance in these joint ventures was $247.0 million and $104.8 million, respectively.
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

F-28 |

Notes to Consolidated Financial Statements

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Pipelines and Transportation
Net revenues:
Affiliate	$155,211	$138,418	$109,298
Third party	23,107	15,149	12,431
Total pipelines and transportation	178,318	153,567	121,729
Cost of materials and other	22,826	19,878	18,210
Operating expenses (excluding depreciation and amortization)	54,827	39,934	33,240
Segment contribution margin	$100,665	$93,755	$70,279
Capital spending (1)	$6,600	$6,840	$14,262

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (2)	$105,803	$102,391	$46,982
Third party	299,871	401,651	369,364
Total wholesale marketing and terminalling	405,674	504,042	416,346
Cost of materials and other	313,647	409,183	354,680
Operating expenses (excluding depreciation and amortization)	19,330	18,810	10,034
Segment contribution margin	$72,697	$76,049	$51,632
Capital spending (1)	$3,387	$4,725	$4,141

Consolidated
Net revenues:
Affiliate	$261,014	$240,809	$156,280
Third party	322,978	416,800	381,795
Total Consolidated	583,992	657,609	538,075
Cost of materials and other	336,473	429,061	372,890
Operating expenses (excluding depreciation and amortization presented below)	74,157	58,744	43,274
Contribution margin	173,362	169,804	121,911
General and administrative expenses	20,815	17,166	11,840
Depreciation and amortization	26,701	25,990	21,914
Other operating expense/(income), net	34	891	(20)
Operating income	$125,812	$125,757	$88,177
Capital spending (1)	$9,987	$11,565	$18,403

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

The following table summarizes the total assets for each segment as of December 31, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2019	2018
Pipelines and transportation	$537,580	$387,333
Wholesale marketing and terminalling	206,867	237,260
Total assets	$744,447	$624,593

F-29 |

Notes to Consolidated Financial Statements

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
As of December 31, 2019, the total non-current deferred tax liability was $0.2 million. As of December 31, 2018, the total non-current deferred tax asset was $0.3 million. These amounts are included in other non-current liabilities and other non-current assets in our accompanying consolidated balance sheets. The majority component of our non-current deferred tax liabilities and non-current deferred tax assets as of December 31, 2019 and 2018, respectively, was depreciation and amortization.
The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
State income taxes	$967	$534	$(222)
Income tax expense (benefit)	$967	$534	$(222)

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current	$471	$382	$(111)
Deferred	$496	152	(111)
Total	$967	$534	$(222)

Delek Holdings files a consolidated Texas gross margin tax return, and tax payments for the Partnership are paid by Delek Holdings. Therefore, a portion of the current tax payable is included in accounts receivable/payable from related parties. As of December 31, 2019 and 2018, income taxes payable of $0.1 million and $0.3 million, respectively, were included in accounts receivable/payable from related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance. We are no longer subject to audit through 2014.
We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2019 or 2018, and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2019, 2018 or 2017. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.
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

F-30 |

Notes to Consolidated Financial Statements

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
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets including five releases that occurred in 2019 and six releases that occurred in 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed or have received regulatory closure, with the exception of one release, which is currently in boom maintenance.
Many of the releases have occurred on our system of common carrier pipelines (the "Gathering Assets"). During the year ended December 31, 2019, we decommissioned certain sections of the Gathering Assets in an effort to improve the safety and integrity of the system. The decommissioning of these sections was completed in August 2019. The project did not have a material effect on the financial results.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of December 31, 2019, we have accrued $0.3 million for remediation and other such matters related to these releases.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million as of December 31, 2019. Ground water wells for monitoring activities are expected to be installed in the first quarter of 2020. We expect the monitoring period to last for at least a year. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Expenses incurred for the remediation of crude oil and other releases are included in operating expenses in our consolidated statements of income and comprehensive income. The majority of our releases are subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement, with the exception of the Sulphur Springs Release above as it is not covered under the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expenses. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations as we are generally reimbursed by Delek Holdings for such costs.
During the years ended December 31, 2019, 2018, we recorded approximately $0.4 million and $0.4 million of expense, respectively, which excludes the Sulphur Springs Release above and is net of total reimbursable costs from Delek Holdings pursuant to the terms of the Omnibus Agreement. Reimbursable costs amounted to $4.8 million and $9.8 million for the years ended December 31, 2019 and 2018, respectively, to cover the costs of asset failures.
In March 2013, a release of crude oil occurred from a pumping facility at our Magnolia Station located West of Delek Holdings' El Dorado Refinery (the "Magnolia Release"). On July 13, 2018, the United States Department of Justice (the "DOJ") and the State of Arkansas filed a civil action against two of our wholly-owned subsidiaries, Delek Logistics Operating, LLC and SALA Gathering Systems, LLC, in the United States District Court (the "Court") for the Western District of Arkansas related to the Magnolia Release. In December 2018, the Partnership, the United States and the state of Arkansas reached an agreement to settle the claims related to the Magnolia Release abandoning the demand for a compliance audit at the Magnolia terminal in exchange for settlement payments totaling $2.2 million. On November 8, 2019, a consent decree was entered with the Court and on November 20, 2019 final payments were made to the State of Arkansas in the amount of $0.6 million and to the DOJ in the amount of $1.7 million, which amounts include a nominal amount of interest.

F-31 |

Notes to Consolidated Financial Statements

Letters of Credit
As of December 31, 2019, we had no letters of credit in place under the DKL Credit Facility.
18. Leases
We lease certain pipeline and transportation equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Certain of our lease agreements include rates based on equipment usage and others include rate inflationary indices based increases.
The following table presents additional information related to our operating leases in accordance ASC 842:

Year Ended December 31,
(in thousands)	2019
Lease Cost
Operating lease cost	$1,203
Short-term lease cost (1)	921
Total lease cost	$2,124

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,203)

Leased assets obtained in exchange for new operating lease liabilities	$1,285

December 31, 2019
Weighted-average remaining lease term (years) for operating leases	3.97
Weighted-average discount rate (2) operating leases	7.1%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2019 (in thousands) under ASC 842:

2020	1,648
2021	1,347
2022	539
2023	123
2024	98
Thereafter	554
Total lease payments	4,309
Less: Interest	564
Present value of lease liabilities	$3,745

19.  Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2019 and 2018 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data).

	For the Three Month Periods Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net revenues	$152,483	$155,342	$137,556	$138,611
Operating income	$29,111	$32,256	$34,729	$29,716
Net income	$19,696	$24,885	$30,530	$21,638
Limited partners' interest in net income	$12,426	$16,806	$21,635	$12,802
Net income per limited partner unit:
Common - basic	$0.51	$0.69	$0.89	$0.52
Common - diluted	$0.51	$0.69	$0.89	$0.52

	For the Three Month Periods Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net revenues	$167,921	$166,280	$164,110	$159,298
Operating income	$27,277	$34,710	$32,624	$31,147
Net income	$19,995	$25,582	$23,326	$21,280
Limited partners' interest in net income	$14,365	$19,370	$16,690	$14,215
Net income per limited partner unit:
Common - basic	$0.59	$0.79	$0.68	$0.58
Common - diluted	$0.59	$0.79	$0.68	$0.58

F-32 |

20. Subsequent Events
Distribution Declaration
On January 24, 2020, our general partner's board of directors declared a quarterly cash distribution of $0.885 per unit, paid on February 12, 2020, to unitholders of record on February 4, 2020.

F-33 |

ITEM 16. FORM 10-K SUMMARY
None.

94 |

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

By:    /s/ Assaf Ginzburg
Assaf Ginzburg
Director, Executive Vice President and Chief Financial Officer

Dated: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020:

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

95 |