Form 10-Q
period 2020-03-31
Delek Logistics Partners, LP
filed 2020-05-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2020, there were 29,425,625 common limited partner units and 600,523 general partner units outstanding.

Table of Contents

Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			47	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		47	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		48	Item 6. Exhibits
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	49	Signatures
		9	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions
		12	Note 4 - Revenues
		13	Note 5 - Net Income Per Unit
		14	Note 6 - Inventory
		15	Note 7 - Long-Term Obligations
		16	Note 8 - Equity
		18	Note 9 - Equity Based Compensation
		18	Note 10 - Equity Method Investments
		19	Note 11 - Segments
		21	Note 12 - Income Taxes
		21	Note 13 - Commitments and Contingencies
		22	Note 14 - Leases
		23	Note 15 - Subsequent Events

24	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	33	Summary Financial and Other Information
	35	Results of Operations
		35	Consolidated
		37	Pipelines and Transportation
		39	Wholesale Marketing and Terminalling
	42	Liquidity and Capital Resources

46	Item 3. Quantitative and Qualitative Disclosures about Market Risk

46	Item 4. Controls and Procedures

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,176	$5,545
Accounts receivable	12,392	13,204
Inventory	5,133	12,617
Other current assets	926	2,204
Total current assets	22,627	33,570
Property, plant and equipment:
Property, plant and equipment	665,718	461,325
Less: accumulated depreciation	(186,249)	(166,281)
Property, plant and equipment, net	479,469	295,044
Equity method investments	255,743	246,984
Operating lease right-of-use assets	3,471	3,745
Goodwill	12,203	12,203
Marketing Contract Intangible, net	129,196	130,999
Rights-of-way	37,329	15,597
Other non-current assets	6,198	6,305
Total assets	$946,236	$744,447
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$4,385	$12,471
Accounts payable to related parties	2,075	8,898
Interest payable	6,919	2,572
Excise and other taxes payable	4,088	3,941
Current portion of operating lease liabilities	1,456	1,435
Accrued expenses and other current liabilities	3,719	5,765
Total current liabilities	22,642	35,082
Non-current liabilities:
Long-term debt	939,955	833,110
Asset retirement obligations	5,695	5,588
Deferred tax liabilities	1,027	215
Operating lease liabilities, net of current portion	2,015	2,310
Other non-current liabilities	19,298	19,261
Total non-current liabilities	967,990	860,484
Equity (Deficit):
Common unitholders - public; 8,679,757 units issued and outstanding at March 31, 2020 (9,131,579 at December 31, 2019)	158,332	164,436
Common unitholders - Delek Holdings; 20,745,868 units issued and outstanding at March 31, 2020 (15,294,046 at December 31, 2019)	(199,943)	(310,513)
General partner - 600,523 units issued and outstanding at March 31, 2020 (498,482 at December 31, 2019)	(2,785)	(5,042)
Total deficit	(44,396)	(151,119)
Total liabilities and deficit	$946,236	$744,447

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended
	March 31,
	2020	2019
Net revenues:
Affiliates (1)	$106,699	$62,965
Third party	56,702	89,518
Net revenues	163,401	152,483
Cost of sales:
Cost of materials and other	101,293	96,265
Operating expenses (excluding depreciation and amortization presented below)	13,954	15,307
Depreciation and amortization	5,803	6,124
Total cost of sales	121,050	117,696
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	790	751
General and administrative expenses	6,130	4,473
Depreciation and amortization	496	450
Other operating (income) expense, net	(107)	2
Total operating costs and expenses	128,359	123,372
Operating income	35,042	29,111
Interest expense, net	11,824	11,301
Income from equity method investments	(5,553)	(1,951)
Total non-operating expenses, net	6,271	9,350
Income before income tax expense	28,771	19,761
Income tax expense	975	65
Net income attributable to partners	$27,796	$19,696
Comprehensive income attributable to partners	$27,796	$19,696

Less: General partner's interest in net income, including incentive distribution rights	9,077	7,270
Limited partners' interest in net income	$18,719	$12,426

Net income per limited partner unit:
Common units - basic	$0.76	$0.51
Common units - diluted	$0.76	$0.51

Weighted average limited partner units outstanding:
Common units - basic	24,480,570	24,407,168
Common units - diluted	24,485,336	24,416,058

Cash distributions per limited partner unit	$0.890	$0.820

(1)	See Note 3 for a description of our material affiliate revenue transactions.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions	(8,081)	(13,535)	(9,017)	(30,633)
General partner units issued to maintain 2% interest	—	—	6	6
Net income attributable to partners	6,652	12,067	9,077	27,796
Delek Holdings Unit purchases	(4,979)	4,979	—	—
Issuance of units in connection with the Big Spring Gathering Assets Acquisition	—	107,323	2,190	109,513
Other	304	(264)	1	41
Balance at March 31, 2020	$158,332	$(199,943)	$(2,785)	$(44,396)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	(134,823)
Cash distributions (1)	(7,352)	(12,388)	(7,179)	(26,919)
General partner units issued to maintain 2% interest	—	—	2	2
Net income attributable to partners	4,664	7,762	7,270	19,696
Other	54	84	1	139
Balance at March 31, 2019	$168,389	$(303,902)	$(6,392)	$(141,905)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units.

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$27,796	$19,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,299	6,574
Non-cash lease expense	274	1,016
Amortization of customer contract intangible assets	1,803	1,803
Amortization of deferred revenue	(473)	(402)
Amortization of deferred financing costs and debt discount	574	905
Accretion of asset retirement obligations	107	99
Income from equity method investments	(5,553)	(1,951)
Dividends from equity method investments	4,913	1,488
(Gain) loss on asset disposals	(107)	2
Other non-cash adjustments	855	956
Changes in assets and liabilities:
Accounts receivable	812	48
Inventories and other current assets	8,762	(838)
Accounts payable and other current liabilities	(4,692)	(5,177)
Accounts receivable/payable to related parties	(6,823)	2,689
Non-current assets and liabilities, net	287	109
Net cash provided by operating activities	34,834	27,017
Cash flows from investing activities:
Big Spring Gathering Assets Acquisition	(100,000)	—
Purchases of property, plant and equipment	(4,164)	(1,181)
Proceeds from sales of property, plant and equipment	107	12
Distributions from equity method investments	110	804
Equity method investment contributions	(8,229)	(3,401)
Net cash used in investing activities	(112,176)	(3,766)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	6	2
Distributions to general partner	(9,017)	(7,179)
Distributions to common unitholders - public	(8,081)	(7,352)
Distributions to common unitholders - Delek Holdings	(13,535)	(12,388)
Proceeds from revolving credit facility	261,400	119,000
Payments on revolving credit facility	(154,800)	(114,500)
Net cash provided by (used in) financing activities	75,973	(22,417)
Net increase (decrease) in cash and cash equivalents	(1,369)	834
Cash and cash equivalents at the beginning of the period	5,545	4,522
Cash and cash equivalents at the end of the period	$4,176	$5,356
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,903	$5,997
Income taxes	$3	$58
Non-cash investing activities:
Decrease in accrued capital expenditures	$(1,220)	$(276)
Equity issuance to Delek Holdings unitholders in connection with Big Spring Gathering Assets Acquisition	$109,513	$—
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$—	$2,645

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
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering System"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 2 for further information.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the "SEC") on February 27, 2020 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K.
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
Reclassifications
Certain immaterial reclassifications have been made to prior period presentation in order to conform to the current period presentation.
Risks and Uncertainties Arising from the COVID-19 Pandemic and the OPEC Production Disputes
The recent outbreak of COVID-19 and its development into a Pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain products, particularly refined petroleum products that we receive revenue for the transportation and storage services we provide. In addition, recent events concerning the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries ("OPEC"), particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof, including Saudi Arabia discounting the price of its crude oil exports (the "OPEC Production Disputes"), have exacerbated the decline in crude oil prices and have contributed to an increase in crude oil price volatility.
Uncertainties related to the impact of the COVID-19 Pandemic and the OPEC Production Disputes exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:

•	The interim evaluation of indefinite-lived intangibles and goodwill for potential impairment, where indicators exist, as defined by GAAP;

•	The interim evaluation of long-lived assets for potential impairment, where indicators exist, as defined by GAAP;

•	The interim evaluation of joint ventures for potential impairment, where indicators exist, as defined by GAAP;

•	The evaluation of inventory valuation allowances that may be warranted under the lower of cost or net realizable value analysis, pursuant to GAAP;

•	The consideration of debt modifications and or covenant requirements, as applicable;

•	The evaluation of commitments and contingencies, including changes in concentrations, as applicable;

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	The interim evaluation of the risk of credit losses and the determination of our allowance for credit losses, pursuant to GAAP; and

•	The interim evaluation of our ability to continue as a going concern.
New Accounting Pronouncements Adopted During 2020
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the Financial Accounting Standards Board (the "FASB") issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance on January 1, 2020 and the adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations will now use forward-looking information to better inform their credit loss estimates. This guidance is effective for interim and annual periods beginning after December 15, 2019. We adopted this guidance on January 1, 2020 using the modified retrospective approach as of the adoption date. The adoption did not have a material impact on the Partnership’s operating results, financial position or disclosures.
ASU 2018-15, Intangible - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued guidance related to customers' accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal year, and for interim periods within those fiscal years, beginning after December 15, 2019. Entities can choose to adopt the new guidance prospectively or retrospectively. We adopted this guidance on January 1, 2020 and elected the prospective method. The adoption did not have a material impact on our business, financial condition or results of operations.
Accounting Pronouncements Not Yet Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within ASC 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 2020, with early adoption permitted. We expect to adopt this guidance on the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and early adoption is permitted. We do not expect the adoption of this ASU on its effective date will have a material impact on our business, financial condition or results of operations.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank rates. This guidance is effective for all entities any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Partnership is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Acquisitions
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration is subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partnership interest in us. We financed the cash component of this acquisition with borrowings from the DKL Credit Facility.
The Big Spring Gathering Assets are recorded in our pipelines and transportation segment and include:

•	Crude oil pipelines;

•	Approximately 200 miles of gathering systems (Bayswater Battery, Guidon, Tiger Battery, SM Energy Vizzini);

•	Approximately 65 Tank battery connections;

•	Terminals (total storage of approximately 650,000 bbls); and

•	Applicable rights-of-way.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “T&D Agreement”). Under the T&D Agreement, the Partnership will operate and maintain the Big Spring Gathering Assets connecting Delek Holdings' interests in and to certain crude oil with the Partnership's Big Spring, Texas terminal and provide gathering, transportation and other related services with respect to any and all crude produced from shipper’s and certain other producers’ respective interests for delivery at the Big Spring Terminal. The transaction and related agreements were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
The Big Spring Gathering Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Gathering Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Big Spring Gathering Assets as of the acquisition date was $209.5 million. Pursuant to the common control guidance, the 5.0 million units issued (which had a closing market price of $9.10 per unit on the transaction date) were recorded in equity at $109.5 million, representing the net carrying value of the Big Spring Gathering Assets purchased of $209.5 million less the $100.0 million cash consideration. Prior periods have not been recast as these assets do not constitute a business in accordance with Accounting Standard Update 2017-01, "Clarifying the Definition of a Business" ("ASU 2017-01").
Note 3 - Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. In November 2017, Delek Holdings opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings with respect to the Tyler Refinery, the initial term has been extended through 2026. The current term of certain of our agreements with Delek Holdings were required to be further extended pursuant to the amended and restated DKL Credit Facility (as defined in Note 7), which extensions were effective in the fourth quarter of 2018. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission ("FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

See our Annual Report on Form 10-K for a more complete description of our material commercial agreements and other agreements with Delek Holdings.
Effective March 31, 2020, we entered into a Throughput and Deficiency Agreement (the “T&D Agreement”) with Delek Holdings. Under the T&D Agreement, we will operate and maintain the Big Spring Gathering Assets connecting Delek Holdings' interests in and to certain crude oil with the Partnership's Big Spring, Texas terminal and provide gathering, transportation and other related services with respect to any and all crude produced from Delek Holdings' and certain other producers’ respective interests for delivery at the Big Spring Terminal. Pursuant to the T&D Agreement, Delek Holdings has committed to ship 120,000 bpd on the Big Spring Gathering Assets and 50,000 bpd to a redelivery point in Howard County, Texas (collectively, the “MVCs”). Pursuant to the T&D Agreement, we also agreed to spend up to $33.8 million over three years to connect additional receipt points and, in connection with such expenditures, the MVCs will increase to provide the Partnership a 12.5% return on the actual costs directly incurred and paid by the Partnership pursuant to the terms set forth in the T&D Agreement. The initial term of the T&D Agreement is 10 years, and thereafter Delek Holdings has the option to extend the T&D Agreement for two additional five-year terms. Following the initial term and any such extensions, the T&D Agreement will continue on a year-to-year basis unless terminated by either party upon 90 days’ written notice.
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company and certain of the Partnership's and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.1 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of $0.6 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2020, we have recorded a nominal receivable from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expense. We were reimbursed a nominal amount for these matters during the three months ended March 31, 2020. Additionally, we were reimbursed $3.5 million for these matters during the three months ended March 31, 2019.
Other Transactions
The Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership for the three months ended March 31, 2020 and 2019 were $0.9 million and $1.9 million, respectively, and are recorded in affiliate revenue in our condensed consolidated statement of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Unregistered and registered Sale of Equity Securities
In connection with the Partnership's issuance of the new units ("Additional Units") under the Big Spring Gathering Assets Acquisition and in accordance with the Partnership Agreement, the Partnership issued general partner units to the general partner in an amount necessary to maintain its 2% general partner interest (as defined in the "Partnership Agreement"). The sale and issuance of the Additional Units and such general partner units in connection with the Big Spring Gathering Assets Acquisition is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Additionally, in March 2020, Delek Marketing & Supply, LLC ("Delek Marketing") repurchased 451,822 units from an investor pursuant to a Common Unit Purchase Agreement ("Purchase Agreement") between Delek Marketing and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, Delek Holdings' ownership in our outstanding limited partner units

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

increased to 64.5% from 62.6%. Delek Holdings' ownership in our common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million Additional Units in connection with the Big Spring Gathering Assets Acquisition described above.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 amends the Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. The IDR Waiver will automatically and permanently expire if, following the payment of a distribution in respect of a quarter ending on or after March 31, 2022, Delek Logistics has generated distributable cash flow in the most recent four consecutive quarters that, in the aggregate, would have resulted in total distribution coverage (on a pro forma basis without giving effect to the IDR Waiver) of at least 110% or 1.1x over such period. The IDR Waiver remains effective if this condition is not met. Following the termination of the IDR Waiver, the holders of the IDRs will receive distributions on all units, including the Additional Units.
In addition, in connection with any sale or exchange of the IDRs to or with the Partnership, the IDRs shall be treated as if such waiver had not and never will expire, regardless of whether such waiver has actually expired. An additional waiver letter has been signed that waives all of the distributions for the first quarter of 2020 on the Additional Units with respect to the base distribution and the IDRs.
Pursuant to Amendment Number 2, the IDR majority unitholders have the right, subject to certain conditions following the termination of the IDR Waiver, to make an election (the “IDR Reset Election”) to cause the minimum quarterly distribution and the target distributions to be reset ("the IDR Reset"). In connection with the IDR Reset, the IDR Unitholders will become entitled to receive their respective proportionate share of Common Units (the “IDR Reset Common Units”) derived by dividing (i) the average amount of IDR cash distributions made by the Partnership by (ii) the average of the cash distributions made by the Partnership in respect of each Common Unit, and in each case for the two full Quarters immediately before the Reset Notice.
Summary of Transactions
Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers ("RINs"), wholesale marketing and products terminalling services provided primarily to Delek Holdings based on regulated tariff rates or contractually based fees and product sales. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek Holdings, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek Holdings, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek Holdings for direct or allocated costs and expenses incurred by Delek Holdings on behalf of the Partnership and for charges Delek Holdings incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative expenses. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in cost of materials and other.
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues	$106,699	$62,965
Purchases from Affiliates	$80,763	$79,434
Operating and maintenance expenses	$12,757	$9,925
General and administrative expenses	$3,369	$1,370

Quarterly Cash Distributions
Our common and general partner unitholders and the holders of IDRs are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February 2020, we paid quarterly cash distributions of $30.6 million, of which $22.6 million were paid to Delek Holdings and our general partner. In February 2019, we paid quarterly cash distributions of $26.9 million, of which $19.6 million were paid to Delek Holdings and our general partner. On April 21, 2020, our general partner's board of directors declared a quarterly cash distribution totaling $30.9 million, based on the available cash as of the date of determination for the end of the first quarter of 2020, payable on May 12, 2020, of which $23.2 million is expected to be paid to Delek Holdings and our general partner, including the distribution as holder of the IDRs described in Note 8.

11 |

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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $479.5 million net property, plant, and equipment balance as of March 31, 2020, $279.0 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$9,465	$191	$9,656
Product Revenue - Third Party	—	47,046	47,046
Product Revenue - Affiliate	—	51,503	51,503
Lease Revenue - Affiliate (1)	38,502	16,694	55,196
Total Revenue	$47,967	$115,434	$163,401

(1) Net of $1.8 million of amortization expense for the three months ended March 31, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Three Months Ended March 31, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$3,974	$120	$4,094
Product Revenue - Third Party	—	85,424	85,424
Product Revenue - Affiliate	—	9,386	9,386
Lease Revenue - Affiliate (1)	36,659	16,920	53,579
Total Revenue	$40,633	$111,850	$152,483
(1) Net of $1.8 million of amortization expense for the three months ended March 31, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of March 31, 2020, we expect to recognize $1.3 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

12 |

Our unfulfilled performance obligations as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	157,039
2021	209,150
2022	208,095
2023	202,287
2024 and thereafter	$504,649
Total expected revenue on remaining performance obligations	$1,281,220

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
Pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter has been signed that waives all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer Note 3 for additional details.
Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of March 31, 2020, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2020 is May 12, 2020. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

13 |

	Three Months Ended March 31,
	2020	2019
Net income attributable to partners	$27,796	$19,696
Less: General partner's distribution (including IDRs) (1)	9,139	7,424
Less: Limited partners' distribution	21,739	20,014
Distributions in excess of earnings	$(3,082)	$(7,742)

General partner's earnings:
Distributions (including IDRs) (1)	$9,139	$7,424
Distributions in excess of earnings	(62)	(154)
Total general partner's earnings	$9,077	$7,270

Limited partners' earnings on common units:
Distributions	$21,739	$20,014
Distributions in excess of earnings	(3,020)	(7,588)
Total limited partners' earnings on common units	$18,719	$12,426

Weighted average limited partner units outstanding:
Common units - basic	24,480,570	24,407,168
Common units - diluted	24,485,336	24,416,058

Net income per limited partner unit:
Common units - basic	$0.76	$0.51
Common units - diluted (2)	$0.76	$0.51

(1) General partner distributions (including IDRs) consist of the 2.0% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. See Note 8 for further discussion related to IDRs.
(2) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three months ended March 31, 2020 and 2019.
Note 6 - Inventory
Inventories consisted of $5.1 million and $12.6 million of refined petroleum products as of March 31, 2020 and December 31, 2019, respectively. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income, which amounted to $2.9 million and a nominal amount during the three months ended March 31, 2020 and 2019, respectively.

14 |

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
The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing, a subsidiary of Delek Holdings, had provided a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty was (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. Effective March 30, 2020, Delek Marketing's limited guaranty and pledge of the Holdings Note was terminated pursuant to a guaranty and pledge release approved by the required lenders under the DKL Credit Facility.
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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At March 31, 2020, the weighted average interest rate for our borrowings under the facility was approximately 3.70%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2020, this fee was 0.40% per year.
As of March 31, 2020, we had $695.0 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of March 31, 2020, were $155.0 million.
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

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 25, 2018, we made an offer to exchange the 2025 Notes and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture. The terms of the exchange notes that were issued in May 2018 as a result of the exchange (also referred to as the "2025 Notes") are substantially identical to the terms of the original 2025 Notes.
As of March 31, 2020, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of March 31, 2020, the effective interest rate related to the 2025 Notes was approximately 7.2%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $3.8 million and $1.2 million, respectively, as of March 31, 2020, and $4.0 million and $1.3 million, respectively, as of December 31, 2019.
Note 8 - Equity
We had 8,679,757 common limited partner units held by the public outstanding as of March 31, 2020. Additionally, as of March 31, 2020, Delek Holdings owned a 69.1% limited partner interest in us, consisting of 20,745,868 common limited partner units and a 94.6% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 600,523 general partner units. Affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.4% interest in our general partner.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2019 through March 31, 2020.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	9,131,579	15,294,046	498,482	24,924,107
General partner units issued to maintain 2% interest	—	—	102,041	102,041
Big Spring Gathering Assets Acquisition equity issuance	—	5,000,000	—	5,000,000
Delek Holdings Unit purchases from public	(451,822)	451,822	—	—
Balance at March 31, 2020	8,679,757	20,745,868	600,523	30,026,148

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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31,
	2020	2019
Net income attributable to partners	$27,796	$19,696
Less: General partner's IDRs	(8,695)	(7,016)
Net income available to partners	$19,101	$12,680
General partner's ownership interest	2.0%	2.0%
General partner's allocated interest in net income	382	$254
General partner's IDRs	8,695	7,016
Total general partner's interest in net income	$9,077	$7,270

16 |

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
Pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the "IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter has been signed that waives all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 for additional details.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020 (1)	May 5, 2020
(1) Expected date of distribution.

The allocations of total quarterly cash distributions made to general and limited partners for the three months ended March 31, 2020 and 2019 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2020	2019
General partner's distributions:
General partner's distributions	$444	$408
General partner's IDRs	8,695	7,016
Total general partner's distributions	9,139	7,424

Limited partners' distributions:
Common limited partners' distributions	21,739	20,014

Total cash distributions	$30,878	$27,438

Cash distributions per limited partner unit	$0.890	$0.820

17 |

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of our general partner. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income is immaterial for the three months ended March 31, 2020 and 2019.
Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of start up capital pursuant to the Amended and Restated Limited Liability Company Agreement. Red River owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. We contributed an additional $3.5 million related to such expansion project in May 2019. During the first quarter of 2020, we made additional capital contributions totaling $8.2 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	March 31, 2020	December 31, 2019
Current Assets	$29,016	$9,278
Non-current Assets	$399,736	$381,778
Current liabilities	$15,725	$8,291

	Three Months Ended March 31,
	2020	2019
Revenues	$10,096	$11,262
Gross profit	$5,887	$5,275
Net income	$5,721	$4,710

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	March 31, 2020	December 31, 2019
Current assets	$24,508	$29,476
Non-current assets	$260,871	$262,300
Current liabilities	$3,181	$6,391

	Three Months Ended March 31,
	2020	2019
Revenues	$15,447	$9,114
Gross profit	$10,636	$4,896
Net Income	$10,158	$4,417

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of March 31, 2020 and December 31, 2019, the Partnership's investment balance in these joint ventures was $255.7 million and $247.0 million, respectively.
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Pipelines and Transportation
Net revenues:
Affiliate	$38,502	$36,659
Third party	9,465	3,974
Total pipelines and transportation	47,967	40,633
Cost of materials and other	6,098	5,567
Operating expenses (excluding depreciation and amortization)	11,456	10,834
Segment contribution margin	$30,413	$24,232
Capital spending	$445	$424

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (1)	$68,197	$26,306
Third party	47,237	85,544
Total wholesale marketing and terminalling	115,434	111,850
Cost of materials and other	95,195	90,698
Operating expenses (excluding depreciation and amortization)	3,288	5,224
Segment contribution margin	$16,951	$15,928
Capital spending	$2,583	$480

Consolidated
Net revenues:
Affiliate	$106,699	$62,965
Third party	56,702	89,518
Total Consolidated	163,401	152,483
Cost of materials and other	101,293	96,265
Operating expenses (excluding depreciation and amortization presented below)	14,744	16,058
Contribution margin	47,364	40,160
General and administrative expenses	6,130	4,473
Depreciation and amortization	6,299	6,574
Other operating (income) expense, net	(107)	2
Operating income	$35,042	$29,111
Capital spending	$3,028	$904

(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

The following table summarizes the total assets for each segment as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Pipelines and transportation	$849,840	$537,580
Wholesale marketing and terminalling	96,396	206,867
Total assets	$946,236	$744,447

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant and equipment and accumulated depreciation as of March 31, 2020 and depreciation expense by reporting segment for the three months ended March 31, 2020 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$556,418	$109,300	$665,718
Less: accumulated depreciation	(144,046)	(42,203)	(186,249)
Property, plant and equipment, net	$412,372	$67,097	$479,469
Depreciation expense for the three months ended March 31, 2020	$4,606	$1,693	$6,299

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of March 31, 2020.
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

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no releases that occurred during the first quarter of 2020 and five releases that occurred throughout the year 2019. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases are substantially completed or have received regulatory closure. With the exception of the Sulphur Springs release defined below, we expect regulatory closure in 2020 for the release sites that have not yet received it.
Many of the releases have occurred on our system of common carrier pipelines ("El Dorado Gathering System"). During the year ended December 31, 2019, we decommissioned certain sections of the El Dorado Gathering System in an effort to improve the safety and integrity of the system. The decommissioning of these sections was completed in August 2019. The project did not have a material effect on the financial results.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of March 31, 2020, we have accrued $0.3 million for remediation and other such matters related to these releases.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019. During the first quarter of 2020, we incurred approximately $0.2 million of additional costs related to final clean-up of this release. The release is currently in boom maintenance. Ground water wells for monitoring activities are expected to be installed in May 2020. We expect the monitoring period to last for at least a year. We have filed suit in January 2020 against a third party contractor, seeking damages related to this release. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income and comprehensive income. The majority of our releases have been subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement, with the exception of Sulphur Springs Release above as it is not covered under the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
During the three months ended March 31, 2020, we recorded a nominal amount of expenses, net of reimbursable costs. Additionally, during the three months ended March 31, 2019, we recorded $0.1 million of expenses, which is net of total reimbursable costs of $3.4 million from Delek Holdings pursuant to the terms of the Omnibus Agreement.
Letters of Credit
As of March 31, 2020, we had no letters of credit in place.
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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2020	2019
Lease Cost
Operating lease cost	$600	$1,427
Short-term lease cost (1)	320	477
Total lease cost	$920	$1,904

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(600)	$(1,427)

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term (years) for operating leases	3.8	4.2
Weighted-average discount rate (2) operating leases	7.3%	8.0%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On April 21, 2020, our general partner's board of directors declared a quarterly cash distribution of $0.890 per unit, payable on May 12, 2020, to unitholders of record on May 5, 2020.
COVID-19 Pandemic and OPEC Production Disputes Subsequent Events
Subsequent to quarter end, steps taken to address the COVID-19 Pandemic and developments in the OPEC Production Disputes significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such subsequent developments included but are not limited to government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 Pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we can give no assurances that the events will not have a material adverse effect on our financial position or results of operations, and the information presented in this Quarterly Report on Form 10-Q should be considered in light of these events.

23 |

Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 27, 2020 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering Assets"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 2 for further information.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the recent outbreak COVID-19 and the actions of members of OPEC and Russia with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices and demand for refined products and the impact of the COVID-19 Pandemic on such demand;

•	the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to purchase and sell in our West Texas wholesale business;

•	the suspension, reduction or termination of Delek Holdings' or its assignees' or third-party's obligations under our commercial agreements including the duration, fees or terms thereof;

•	the results of our investments in joint ventures;

•	the ability to secure commercial agreements with Delek Holdings or third parties upon expiration of existing agreements;

24 |

Management's Discussion and Analysis

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

•
the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") and state commissions and those relating to environmental protection, pipeline integrity and safety;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	our ability to successfully integrate acquired businesses;

•	disruptions due to acts of God, including natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	future decisions by OPEC members and Russia regarding production and pricing and disputes between OPEC members and Russia regarding such;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
The recent outbreak of COVID-19 and its development into a Pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for refined petroleum products and most notably gasoline and jet fuel. In addition, recent events concerning the dispute over production levels between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof, including Saudi Arabia discounting the price of its crude oil exports (the "OPEC Production Disputes"), have exacerbated the decline in crude oil prices and have contributed to an increase in crude oil price volatility.
We have identified the following uncertainties resulting from the COVID-19 Pandemic and the OPEC Production Disputes:

25 |

Management's Discussion and Analysis

•
Customers directly impacted by COVID-19 Pandemic and the OPEC Production Disputes in terms of demand for refined product may reduce throughputs which could, likewise, impact the throughput demand for our pipelines, and may seek to renegotiate minimums under contractual force majeure provisions. Such reductions could have a significant impact on our revenues, cost of sales, operating income and liquidity, as well to the carrying value of long-lived or indefinite-lived assets;

•
Customers may experience financial difficulties which could interrupt the volumes ordered by those customers and/or could impact the credit worthiness of such customers and the collectibility of their outstanding receivables;

•	Equity method investees may be significantly impacted by the COVID-19 Pandemic and/or the OPEC Production Disputes, which may increase the risk of impairment of those investments;

•
While our current liquidity needs are managed by existing facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic and the OPEC Production Disputes; and

•
The U.S. Federal Government has enacted certain stimulus and relief measures. To the extent that the provisions do not directly impact the Partnership in the current period or are intended to stimulate or provide relief to the greater U.S. economy and/or consumer, the impact and success of such efforts remains unknown.

Other uncertainties related to the impact of the COVID-19 Pandemic and the OPEC Production Disputes may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. Additionally, subsequent to March 31, 2020, developments have occurred which may impact the extent to which the risk underlying these uncertainties are realized, including the April 2020 oil supply talks between global oil producers including OPEC and Russia which resulted in preliminary agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Supply Talks"), as well as the U.S. Federal Government's recent passage and/or enactment of additional stimulus and relief measures. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles, we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2020, which are included in Item 1. of this Quarterly Report on Form 10-Q.
In addition, management has and continues to actively respond to the impact of the COVID-19 Pandemic and the OPEC Production Disputes on our business. Such efforts include (but are not limited to) the following:

•	Reducing planned capital expenditures for 2020;

•	Identifying alternative financing solutions to enhance our access to sources of liquidity; and

•
Enacting other cost reduction measures across the organization, including reducing contract services, reducing overtime and reducing or eliminating non-critical travel which serves the dual purpose of also complying with recommendations made by the state and federal governments because of the COVID-19 Pandemic.

See also 'Risk Factors' in Part II, Item 1A. of this Quarterly Report on Form 10-Q for further discussion of risks associated with the COVID-19 Pandemic and the OPEC Production Disputes.
Our Reporting Segments and Assets
Our business consists of two reportable segments:
(i) Pipelines and Transportation
The assets and investments in our pipelines and transportation segment consist of pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas, Big Spring, Texas and the Big Spring Gathering Assets. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.
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

26 |

Management's Discussion and Analysis

2020 Development
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration is subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partnership interest in us. Refer to Note 2 to our accompanying condensed consolidated financial statements for additional information.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 amends the Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") associated with the 5.0 million newly issued common units ("Additional Units") for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter has been signed that waives all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information.
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
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K filed with the SEC on February 27, 2020 for a discussion of our material commercial agreements with Delek Holdings.
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 for additional information on the DPG Management Agreement.
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

27 |

Management's Discussion and Analysis

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
For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. Gross margin per barrel reflects the gross margin (net revenues less cost of materials and other) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices and cost of gasoline, distillate fuel, ethanol and Renewable Identification Numbers ("RINs"). Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, (specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers), and the fluctuation in the value of RINs. Commodity price volatility may also impact our wholesale marketing operations when the selling price of refined products does not adjust as quickly as the purchase price. Our wholesale marketing gross margin may also be impacted by fixed price ethanol agreements that we enter into to fix the price we pay for ethanol.
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
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.890 per unit for the quarter ended March 31, 2020 ($3.56 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the condensed consolidated financial statements for a discussion of historic cash distributions.

28 |

Management's Discussion and Analysis

Market Trends
Master Limited Partnerships
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. During the first half of 2019, the prices of crude oil and related refined products increased but fell slightly in the second half of 2019.
During the first quarter of 2020, reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC, led to a significant reduction in crude oil prices. Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020,and closed at $8.91 per barrel on April 21, 2020. In response to the rapid decline in commodity prices, some companies in the Permian Basin acted swiftly to reduce drilling and completion activity starting late in the first quarter. We have not experienced a significant decrease in demand for our assets and our operations as a result of this environment; however we continue to monitor the market conditions closely particularly in the West Texas area where our results are most driven by market factors. Due to the decrease in oil prices, we are beginning to experience thinner margins in the West Texas area. We believe we are strategically positioned, in these tougher market conditions, to continue to developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
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
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products increased in the first half of 2019 and in spite of a slight decrease in prices in the second half of 2019, demand for refined products from our West Texas operations to industries that support crude oil exploration and production began to rebound early in the first quarter of 2020. However due to the impact of OPEC production increases, COVID-19 Pandemic and the resulting drop in oil prices, demand for refined products is dampening.
See chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2019 and for the three months ended March 31, 2020.

Also, the volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2019 and for the three months ended March 31, 2020.

29 |

Management's Discussion and Analysis

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $0.8 million and $0.3 million of RINs to Delek Holdings during the three months ended March 31, 2020 and 2019, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2019 and in the three months ended March 31, 2020.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2020, from those disclosed in our Annual Report on Form 10-K.

30 |

Management's Discussion and Analysis

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and intangibles, and (ii) evaluating potential impairment of goodwill.
Additionally, due to the economic and industry impact of the COVID-19 Pandemic and the OPEC Production Disputes, we also modified the application of certain of our critical accounting policies during and as of the three months ended March 31, 2020 as follows:
Goodwill and Potential Impairment
Our annual goodwill impairment analysis is performed during the fourth quarter of each year. Under ASC 350, Intangibles - Goodwill and Other, goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We have identified two significant events that arose during the three months ended March 31, 2020 that adversely affected the global economy and the oil and gas industry. These two events are the COVID-19 Pandemic and the OPEC Production Disputes (previously defined), both of which had the secondary effect of impacting prices of crude oil and refined products as well as supply and demand for crude oil and refined products, and triggered several identified uncertainties, as discussed in the 'Business Overview' section of Management's Discussion and Analysis. Our assessment was performed based on the events that had occurred through March 31, 2020 and excluded developments that occurred in the subsequent period, including but not limited to government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. In order to determine whether these events, including the developments around such events that had occurred through March 31, 2020 and our assumptions about future periods based on those events and related developments, would more likely than not reduce the fair value of a reporting unit below its carrying amount, we performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of these events on the fair value of our reporting units. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the weighted-average cost of capital and the barrel per day ("BPD") sold/throughput, which is driven by demand for crude oil and refined products. Except for West Texas, our throughput volume is primarily driven by the minimum throughput in our commercial agreements with Delek Holdings. Based on our analyses (which, as noted above, were based on the conditions and events that had occurred as of March 31, 2020), we determined that there is not an indicator that fair value is more likely than not to have declined below carrying value as of March 31, 2020.
Additionally, because conditions and events are rapidly changing, we continue to monitor developments with these events and their impact on our valuation. However, there is uncertainty in and around the impact of the COVID-19 Pandemic and the OPEC Production Disputes that have not yet occurred or for existing conditions and events that may have future ramifications that cannot yet be anticipated. Continued or sustained adverse change to these factors may result in potential future impairment of some or all of our goodwill balance.
Other than as described above, for all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of updates to our accounting policies.
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

31 |

Management's Discussion and Analysis

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
The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2020 and 2019, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019
Net revenues:
Pipelines and transportation	$47,967	$40,633
Wholesale marketing and terminalling	115,434	111,850
Total	163,401	152,483
Operating costs and expenses:
Cost of materials and other	101,293	96,265
Operating expenses (excluding depreciation and amortization)	14,744	16,058
General and administrative expenses	6,130	4,473
Depreciation and amortization	6,299	6,574
Other operating (income) expense, net	(107)	2
Total operating costs and expenses	128,359	123,372
Operating income	35,042	29,111
Interest expense, net	11,824	11,301
Income from equity method investments	(5,553)	(1,951)
Total non-operating costs and expenses	6,271	9,350
Income before income tax expense	28,771	19,761
Income tax expense	975	65
Net income attributable to partners	$27,796	$19,696
Comprehensive income attributable to partners	$27,796	$19,696
EBITDA(1)	$48,697	$39,439

Less: General partner's interest in net income, including incentive distribution rights	9,077	7,270
Limited partners' interest in net income	$18,719	$12,426

Net income per limited partner unit:
Common units - basic	$0.76	$0.51
Common units - diluted	$0.76	$0.51

Weighted average limited partner units outstanding:
Common units - basic	24,480,570	24,407,168
Common units - diluted	24,485,336	24,416,058
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

33 |

Management's Discussion and Analysis

Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$27,796	$19,696
Add:
Income tax expense	975	65
Depreciation and amortization	6,299	6,574
Amortization of customer contract intangible assets	1,803	1,803
Interest expense, net	11,824	11,301
EBITDA (1)	$48,697	$39,439

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	34,834	$27,017
Changes in assets and liabilities	1,654	3,169
Distributions from equity method investments in investing activities	110	804
Non-cash lease expense	(274)	(1,016)
Maintenance and regulatory capital expenditures (2)	(857)	(818)
Reimbursement from Delek Holdings for capital expenditures (3)	39	714
Accretion of asset retirement obligations	(107)	(99)
Gain (loss) on asset disposals	107	(2)
Distributable cash flow (1)	$35,506	$29,769

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
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

(3)
For the three month periods ended March 31, 2020 and 2019, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

34 |

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the three months ended March 31, 2020 compared to the three months ended March 31, 2019
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended March 31,
	2020	2019
Net Revenues:
Affiliates	$106,699	62,965
Third-Party	56,702	89,518
Total Consolidated	163,401	152,483
Cost of materials and other	101,293	96,265
Operating expenses (excluding depreciation and amortization presented below)	14,744	16,058
Contribution margin	47,364	40,160
General and administrative expenses	6,130	4,473
Depreciation and amortization	6,299	6,574
Other operating (income) expense, net	(107)	2
Operating income	$35,042	$29,111

Net Revenues
QTD 2020 vs. QTD 2019
Net revenues increased by $10.9 million, or 7.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increases in the average volumes sold and decreases in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations.

◦	the average volumes of gasoline sold increased 13.3 million gallons partially offset by decrease of 1.3 million gallons in diesel sold.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.12 per gallon and $0.37 per gallon, respectively.

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the three months ended March 31, 2019, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the three months ended March 31, 2020, during which the pipeline was subject to a FERC tariff;

•
increased revenues at our El Dorado Gathering System and Magnolia Pipeline as result of increased throughput during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.

Cost of Materials and Other
QTD 2020 vs. QTD 2019
Cost of materials and other increased by $5.0 million, or 5.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increases in the average volumes sold and decreases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations;

◦	the average volumes of gasoline sold increased 13.3 million gallons and diesel sold decreased 1.3 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.10 per gallon and $0.30 per gallon, respectively.

•	inventory net realizable value charge amounting to $2.9 million due to $0.92 per barrel markdown on inventory.

35 |

Management's Discussion and Analysis

Operating Expenses
QTD 2020 vs. QTD 2019
Operating expenses decreased by $1.3 million, or 8.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	lower operating costs associated with allocated contract services pertaining to certain of our assets; and

•	decrease in utilities expense.
These decreases were partially offset by:

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth.

General and Administrative Expenses
QTD 2020 vs. QTD 2019
General and administrative expenses increased by $1.7 million, or 37.0%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increases in allocated employee headcount in various operational groups as the Partnership continues to experience growth; and

•	increases in legal and professional consulting fees due to various transactions undertaken by the Partnership.

Depreciation and Amortization
The changes in depreciation and amortization for the first quarter of 2020 compared to the first quarter of 2019 were immaterial.

Interest Expense
QTD 2020 vs. QTD 2019
Interest expense increased by $0.5 million, or 4.6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increased borrowings under the DKL Credit Facility as a result of our contribution to the Red River Pipeline Joint Venture in May 2019, prior to which we had lower average debt balances; and

•	partially offset by lower floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
QTD 2020 vs. QTD 2019
During the three months ended March 31, 2020, we recognized income of $5.6 million from equity method investments, compared to $2.0 million for the three months ended March 31, 2019, an increase of $3.6 million, or 184.6%. This increase was primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture in May 2019 as a result of the Partnership's efforts to grow the midstream business; and

•	an increase in income from our investments in Andeavor Logistics and CP LLC.

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
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. These assets include:

•	the pipeline assets used to support Delek Holdings' El Dorado refinery (the "El Dorado Assets")

•	the gathering system that supports transportation of crude oil to the El Dorado Refinery (the "El Dorado Gathering System")

•	the Paline Pipeline System

•	the East Texas Crude Logistics System

•	the Tyler-Big Sandy Pipeline

•	the El Dorado Tank Assets and El Dorado Rail Offloading Racks

•	the Tyler Tank Assets and Tyler Crude Tank

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline

•	pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition

•	assets acquired in the Big Spring Gathering Assets Acquisition
In addition to these operating systems, we own or lease 123 tractors and 174 trailers used to haul primarily crude oil and other products for related and third parties.
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three months ended March 31, 2020 and 2019:

Pipelines and Transportation
	Three Months Ended March 31,
	2020	2019
Net Revenues:
Affiliates	$38,502	$36,659
Third-Party	9,465	3,974
Total Pipelines and Transportation	47,967	40,633
Cost of materials and other	6,098	5,567
Operating expenses (excluding depreciation and amortization presented below)	11,456	10,834
Segment contribution margin	$30,413	$24,232

Throughputs (average bpd)
	Three Months Ended March 31,
	2020	2019
El Dorado Assets:
Crude pipelines (non-gathered)	55,471	28,683
Refined products pipelines to Enterprise Systems	54,106	23,092
El Dorado Gathering System	34,906	16,998
East Texas Crude Logistics System	14,174	18,113

37 |

Management's Discussion and Analysis

Comparison of the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net Revenues
QTD 2020 vs. QTD 2019
Net revenues for the pipelines and transportation segment increased by $7.3 million, or 18.0%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the three months ended March 31, 2019 during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee compared to the three months ended March 31, 2020, during which the pipeline was subject to a FERC tariff; and

•
increased revenues at our El Dorado Gathering System and Magnolia Pipeline as result of increased throughput during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.

Cost of Materials and Other
QTD 2020 vs. QTD 2019
Cost of materials and other for the pipelines and transportation segment increased by $0.5 million, or 9.5%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increase in fees, insurance, supplies and maintenance expenses.

Operating Expenses
QTD 2020 vs. QTD 2019
Operating expenses for the pipelines and transportation segment increased $0.6 million, or 5.7%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

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

Contribution Margin
QTD 2020 vs. QTD 2019
Contribution margin for the pipelines and transportation segment increased by $6.2 million, or 25.5%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increases in net revenues generated under the agreement executed in connection with our Paline Pipeline System as described above.

•	increases in revenues at the El Dorado Gathering System and Magnolia Pipeline due to increased throughput as described above.

•	the net revenue was offset by the increase in cost of materials and other and in operating expenses, as described above.

38 |

Management's Discussion and Analysis

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2020 and 2019:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2020	2019
Net Revenues:
Affiliates	$68,197	$26,306
Third-Party	47,237	85,544
Total Wholesale Marketing and Terminalling	115,434	111,850
Cost of materials and other	95,195	90,698
Operating expenses (excluding depreciation and amortization presented below)	3,288	5,224
Segment contribution margin	$16,951	$15,928

Operating Information
	Three Months Ended March 31,
	2020	2019
East Texas - Tyler Refinery sales volumes (average bpd) (1)	72,650	68,577
Big Spring marketing throughputs (average bpd)	66,386	87,741
West Texas marketing throughputs (average bpd)	16,081	13,314
West Texas gross margin per barrel	$2.70	$3.56
Terminalling throughputs (average bpd) (2)	135,329	152,469

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net Revenues
QTD 2020 vs. QTD 2019
Net revenues for the wholesale marketing and terminalling segment increased by $3.6 million, or 3.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increases in the average volumes sold and decreases in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations.

◦	the average volumes of gasoline sold increased 13.3 million gallons partially offset by decrease of 1.3 million gallons in diesel sold.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.12 per gallon and $0.37 per gallon, respectively.

39 |

Management's Discussion and Analysis

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
QTD 2020 vs. QTD 2019
Cost of materials and other for our wholesale marketing and terminalling segment increased by $4.5 million, or 5.0%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increases in the average volumes and decreases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of gasoline sold increased 13.3 million gallons partially offset by decrease of 1.3 million gallons in diesel sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.10 per gallon and $0.30 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three months ended March 31, 2020 and 2019. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

40 |

Management's Discussion and Analysis

Operating Expenses
QTD 2020 vs. QTD 2019
Operating expenses decreased by $1.9 million, or 37.1%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	lower operating costs associated with allocated contract services pertaining to certain of our assets; and

•	decreases in variable expenses such as utilities, maintenance and materials costs.
These decreases were partially offset by:

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth.
Contribution Margin
QTD 2020 vs. QTD 2019
Contribution margin for the wholesale marketing and terminalling segment increased by $1.0 million, or 6.4%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the following:

•	increase in the volumes of gasoline sold in our West Texas marketing operations as described above; and

•	decrease in the operating expenses as described above.
Such increases were partially offset by:

•	increase in cost of materials and other due to higher volumes of gasoline sold as described above.

41 |

Management's Discussion and Analysis

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At March 31, 2020 our total liquidity amounted to $159.2 million comprised of $155.0 million in unused credit commitments under the DKL Credit Facility and $4.2 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay minimum quarterly cash distributions and operational capital expenditures, and we expect the same trend to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, minimum quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and crude oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the significant decline in crude oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.
We believe we were in compliance with the covenants in all our debt facilities as of March 31, 2020. After considering the current and potential effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On April 21, 2020, we announced that the board of directors of our general partner had declared a distribution of $0.890 per common unit (the "GP Distribution"), which equates to $30.9 million per quarter, based on the number of common and general partner units outstanding as of May 5, 2020. The GP Distribution is expected to be paid on May 12, 2020 to common unitholders of record on May 5, 2020 and represents an 8.5% increase over the first quarter 2019 distribution. We have set a range for distribution growth guidance of $0.01 - $.015 per unit each quarter for 2020. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020 (1)	May 5, 2020

(1)	Expected date of distribution.

42 |

Management's Discussion and Analysis

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$34,834	$27,017
Net cash used in investing activities	(112,176)	(3,766)
Net cash provided by (used in) financing activities	75,973	(22,417)
Net (decrease) increase in cash and cash equivalents	$(1,369)	$834

Operating Activities
Net cash provided by operating activities was $34.8 million for the three months ended March 31, 2020, compared to $27.0 million for the three months ended March 31, 2019, resulting in a $7.8 million increase in net cash provided by operating activities. The cash receipts from customers activities increased by $11.6 million and cash payments to suppliers and for allocations from Delek Holdings for salaries increased by $6.4 million. In addition, cash dividends received from equity method investments increased by $3.4 million. The cash inflows were netted with the increase in cash paid for debt interest which increased by $0.9 million.
Investing Activities
Net cash used in investing activities increased $108.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in cash used in investing activities was primarily due to the acquisition of the Big Spring Gathering Assets. The Big Spring Gathering Assets Acquisition was partially financed with cash amounting to $100.0 million. There was no asset acquisition during the three months ended March 31, 2019. In addition, we disbursed $8.2 million in additional contributions to our equity method investments during the three months ended March 31, 2020 compared to $3.4 million during the three months ended March 31, 2019.
Financing Activities
Net cash provided by financing activities increased $98.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in cash provided by financing activities was primarily due to an increase in net proceeds under the revolving credit facility (defined below). We received net proceeds of $106.6 million under the revolving credit facility during the three months ended March 31, 2020, compared to net proceeds of $4.5 million under the revolving credit facility during the three months ended March 31, 2019. This increase in net proceeds under our revolving credit facility was partially offset primarily by increases in distributions. We paid quarterly cash distributions totaling $30.6 million during the three months ended March 31, 2020, compared to quarterly cash distributions totaling $26.9 million during the three months ended March 31, 2019.
The sources of cash during the quarter ended March 31, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Big Spring Gathering Assets Acquisition. The acquisition was also financed by the issuance of 5.0 million units to Delek US Energy (a wholly owned subsidiary of Delek US Holdings, Inc.).
Debt Overview
As of March 31, 2020, we had total indebtedness of $940.0 million comprised of $695.0 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility") and $245.0 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount. Deferred financing costs and original issue discount on the 2025 Notes amounted to $3.8 million and $1.2 million, respectively. The increase of $106.8 million in our long-term debt balance compared to the balance at December 31, 2019 resulted from the borrowings under the DKL Credit Facility during the three months ended March 31, 2020 to finance the Big Spring Gathering Assets Acquisition and amortization of the deferred financing costs and original issuance discount under our 2025 Notes. As of March 31, 2020, our total indebtedness consisted of:

•	An aggregate principal amount of $695.0 million under the Delek Logistics Credit Facility ("revolving credit facility"), due on September 28, 2023, with average borrowing rate of 3.7%.

•
Delek Marketing & Supply, LLC, a subsidiary of Delek Holdings ("Delek Marketing"), had provided a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty was (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) was secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. Effective March 30, 2020, Delek Marketing's limited guaranty and pledge of the Holdings Note was terminated pursuant to a guaranty and pledge release approved by the required lenders under the DKL Credit Facility.

43 |

Management's Discussion and Analysis

•	An aggregate principal amount of $245.0 million, under the Delek Logistics Notes (6.75% senior notes), due in 2025, with effective interest rate of 7.23%.
We believe we were in compliance with the covenants in all our debt facilities as of March 31, 2020. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Equity Units Overview
On March 31, 2020, we issued 5.0 million units to Delek Holdings as part of the consideration for the Big Spring Gathering Assets Acquisition. In connection with the issuance of these units and in accordance with the Partnership Agreement, we issued additional general partner units in an amount necessary to maintain the 2.0% general partner interest as defined in the Partnership Agreement.
Contemporaneous with the above issuance, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 provides for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. The IDR Waiver will automatically and permanently expire if, following the payment of a distribution in respect of a quarter ending on or after March 31, 2022, Delek Logistics has generated distributable cash flow in the most recent four consecutive quarters that, in the aggregate, would have resulted in total distribution coverage (on a pro forma basis without giving effect to the IDR Waiver) of at least 110% or 1.1x over such period. The IDR Waiver remains effective if this condition is not met. Following the termination of the IDR Waiver, the holders of the IDRs will receive distributions on all units, including the Additional Units. In addition, pursuant to Amendment No. 2, in connection with any sale or exchange of the IDRs to or with the Partnership, the IDRs shall be treated as if such waiver had not and never will expire, regardless of whether such waiver has actually expired. An additional waiver letter has been signed that waives all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. See Note 3 to our accompanying condensed consolidated financial statements for additional details.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2020 and planned capital expenditures for the full year 2020 by segment and by major category (in thousands):

	Full Year 2020 Forecast	Three Months Ended March 31, 2020
Pipelines and Transportation
Regulatory (2)	$1,359	$197
Maintenance (1) (2)	3,204	252
Discretionary projects (2)	9,988	(4)
Pipelines and transportation segment total	$14,551	$445

Wholesale Marketing and Terminalling
Regulatory (3)	$849	$719
Maintenance (1) (3)	476	411
Discretionary (3)	1,700	1,453
Wholesale marketing and terminalling segment total	$3,025	$2,583

Total capital spending (4)	$17,576	$3,028

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

(2)
The majority of the $3.2 million and $10.0 million budgeted for maintenance and discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines and developments to the Big Spring Gathering Assets, respectively. Effective March 31, 2020, the pipelines and transportation segments includes the Big Spring Gathering Assets acquired in the Big Spring Gathering Assets Acquisition. See Note 2 to our accompanying condensed consolidated financial statements for further information.

(3)
The majority of the $0.8 million and $1.7 million budgeted for regulatory and discretionary projects in the wholesale marketing and terminalling segment relates to improvements to our terminalling facilities at the Tyler Refinery and developments on the Big Spring Refinery to Magellan Pipeline, respectively.

(4)
We decreased our capital spending forecast for 2020 to $17.6 million, down from the prior forecast of $22.7 million. We decreased our forecast as a result of changing circumstances associated with COVID-19 and OPEC Production Disputes.

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

45 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2020 would be to change interest expense by approximately $7.0 million.
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

46 |

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
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019. During the first quarter of 2020, we incurred approximately $0.2 million of additional costs related to final clean-up of this release. The release is currently in boom maintenance. Ground water wells for monitoring activities are expected to be installed in May 2020. We expect the monitoring period to last for at least a year. We have filed suit in January 2020 against a third party contractor, seeking damages related to this release. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
ITEM 1A. RISK FACTORS
There were no material changes during the first quarter of 2020 to the risk factors identified in the Partnership’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
The current COVID-19 Pandemic and certain developments in the global oil markets have had, and may continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic could materially adversely affect our business and operations during 2020 and possibly beyond. In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. The global pandemic has resulted in a dramatic reduction in airline flights and has reduced the number of cars on the road. In response to the decline in demand, OPEC participating countries have agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2021. These declines have been exacerbated by a production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. There can be no assurance as to how long the current price decline will persist or that a reoccurrence of price weakness will not arise in the future.
The ultimate extent of the impact of the COVID-19 Pandemic on our business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration and spread of the virus outbreak, particularly within the geographic areas where we operate, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and the lack of resolution of disputes between Russia and the members of OPEC.
To the extent the COVID-19 Pandemic and the developments in the global oil markets adversely affects our business, financial condition, results of operation and liquidity, they may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC after the date hereof.

47 |

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	~
Contribution, Conveyance and Assumption Agreement, dated as of March 31, 2020, by and among Delek Big Spring South Mainline, LLC, Delek Permian Gathering, LLC, Delek Big Spring North Gathering, LLC, Delek Big Spring Gathering, LLC, DKL Permian Gathering, LLC, Delek Logistics Partners, LP and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Partnership’s Form 8-K filed on April 6, 2020).

3.1
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated March 31, 2020 (incorporated by reference to Exhibit 3.1 of the Partnership’s Form 8-K filed on April 6, 2020).

4.1
Second Supplemental Indenture, dated February 28, 2020, among DKL Pipeline, LLC, Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 of the Partnership’s Form 8-K filed on April 6, 2020).

4.2
Third Supplemental Indenture, dated March 26, 2020, among DKL Permian Gathering, LLC, Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors and U.S. Bank, National Association (incorporated by reference to Exhibit 4.2 of the Partnership’s Form 8-K filed on April 6, 2020).

10.1	~
Throughput and Deficiency Agreement, dated and effective as of March 31, 2020, by and between Lion Oil Trading & Transportation, LLC and DKL Permian Gathering, LLC (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on April 6, 2020).

10.2
Second Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of March 31, 2020 (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on April 6, 2020).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three months ended March 31, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
~	Certain information contained in these exhibits has been omitted because it is not material and would likely cause competitive harm to the Partnership if publicly disclosed.

48 |

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

Dated: May 8, 2020

49 |