Form 10-Q
period 2020-06-30
Delek Logistics Partners, LP
filed 2020-08-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2020, there were 29,433,239 common limited partner units and 600,678 general partner units outstanding.

Table of Contents

Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			50	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		50	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		51	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	52	Item 6. Exhibits
		9	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions	53	Signatures
		12	Note 4 - Revenues
		14	Note 5 - Net Income Per Unit
		15	Note 6 - Inventory
		15	Note 7 - Long-Term Obligations
		16	Note 8 - Equity
		18	Note 9 - Equity Based Compensation
		18	Note 10 - Equity Method Investments
		20	Note 11 - Segments
		20	Note 12 - Income Taxes
		20	Note 13 - Commitments and Contingencies
		21	Note 14 - Leases
		22	Note 15 - Subsequent Events

23	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	34	Summary Financial and Other Information
	36	Results of Operations
		36	Consolidated
		39	Pipelines and Transportation
		42	Wholesale Marketing and Terminalling
	45	Liquidity and Capital Resources

49	Item 3. Quantitative and Qualitative Disclosures about Market Risk

49	Item 4. Controls and Procedures

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,196	$5,545
Accounts receivable	15,907	13,204
Accounts receivable from related parties	8,755	—
Inventory	2,140	12,617
Other current assets	499	2,204
Total current assets	43,497	33,570
Property, plant and equipment:
Property, plant and equipment	680,969	461,325
Less: accumulated depreciation	(207,225)	(166,281)
Property, plant and equipment, net	473,744	295,044
Equity method investments	255,323	246,984
Operating lease right-of-use assets	18,884	3,745
Goodwill	12,203	12,203
Marketing Contract Intangible, net	127,393	130,999
Rights-of-way	35,698	15,597
Other non-current assets	6,995	6,305
Total assets	$973,737	$744,447
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$1,795	$12,471
Accounts payable to related parties	—	8,898
Interest payable	2,596	2,572
Excise and other taxes payable	4,330	3,941
Current portion of operating lease liabilities	5,793	1,435
Accrued expenses and other current liabilities	3,461	5,765
Total current liabilities	17,975	35,082
Non-current liabilities:
Long-term debt	995,200	833,110
Asset retirement obligations	5,802	5,588
Deferred tax liabilities	1,158	215
Operating lease liabilities, net of current portion	13,091	2,310
Other non-current liabilities	18,826	19,261
Total non-current liabilities	1,034,077	860,484
Equity (Deficit):
Common unitholders - public; 8,687,371 units issued and outstanding at June 30, 2020 (9,131,579 at December 31, 2019)	160,870	164,436
Common unitholders - Delek Holdings; 20,745,868 units issued and outstanding at June 30, 2020 (15,294,046 at December 31, 2019)	(235,961)	(310,513)
General partner - 600,678 units issued and outstanding at June 30, 2020 (498,482 at December 31, 2019)	(3,224)	(5,042)
Total deficit	(78,315)	(151,119)
Total liabilities and deficit	$973,737	$744,447

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues:
Affiliates (1)	$87,629	$61,918	$194,328	$124,883
Third party	30,008	93,424	86,710	182,942
Net revenues	117,637	155,342	281,038	307,825
Cost of sales:
Cost of materials and other	43,892	93,854	145,185	190,119
Operating expenses (excluding depreciation and amortization presented below)	11,623	16,521	25,577	31,828
Depreciation and amortization	8,223	6,188	14,026	12,312
Total cost of sales	63,738	116,563	184,788	234,259
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	826	806	1,616	1,557
General and administrative expenses	4,721	5,293	10,851	9,766
Depreciation and amortization	471	451	967	901
Other operating income, net	—	(27)	(107)	(25)
Total operating costs and expenses	69,756	123,086	198,115	246,458
Operating income	47,881	32,256	82,923	61,367
Interest expense, net	10,670	11,354	22,494	22,655
Income from equity method investments	(6,462)	(4,515)	(12,015)	(6,466)
Other (income) expense, net	(2)	461	(2)	461
Total non-operating expenses, net	4,206	7,300	10,477	16,650
Income before income tax expense	43,675	24,956	72,446	44,717
Income tax (benefit) expense	(740)	71	235	136
Net income attributable to partners	$44,415	$24,885	$72,211	$44,581
Comprehensive income attributable to partners	$44,415	$24,885	$72,211	$44,581

Less: General partner's interest in net income, including incentive distribution rights	9,647	8,079	18,724	15,348
Limited partners' interest in net income	$34,768	$16,806	$53,487	$29,233

Net income per limited partner unit:
Common units - basic	$1.18	$0.69	$1.98	$1.20
Common units - diluted	$1.18	$0.69	$1.98	$1.20

Weighted average limited partner units outstanding:
Common units - basic	29,427,298	24,409,359	26,953,934	24,408,270
Common units - diluted	29,430,555	24,414,343	26,956,523	24,414,077

Cash distributions per limited partner unit	$0.900	$0.850	$1.790	$1.670

(1)	See Note 3 for a description of our material affiliate revenue transactions.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at March 31, 2020	$158,332	$(199,943)	$(2,785)	$(44,396)
Cash distributions (1)	(7,753)	(14,014)	(9,139)	(30,906)
General partner units issued to maintain 2% interest	—	—	4	4
Net income attributable to partners	10,262	24,506	9,647	44,415
Distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Other	29	97	—	126
Balance at June 30, 2020	$160,870	$(235,961)	$(3,224)	$(78,315)

(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at March 31, 2019	$168,388	$(303,902)	$(6,391)	(141,905)
Cash distributions (1)	(7,473)	(12,541)	(7,424)	(27,438)
General partner units issued to maintain 2% interest	—	—	6	6
Net income attributable to partners	6,279	10,527	8,079	24,885
Other	60	89	3	152
Balance at June 30, 2019	$167,254	$(305,827)	$(5,727)	$(144,300)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions	(15,835)	(27,549)	(18,156)	(61,540)
General partner units issued to maintain 2% interest	—	—	10	10
Net income attributable to partners	16,914	36,573	18,724	72,211
Delek Holdings Unit purchases	(4,979)	4,979	—	—
Issuance of units in connection with the Big Spring Gathering Assets Acquisition	—	107,324	2,190	109,514
Distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Other	334	(168)	1	167
Balance at June 30, 2020	$160,870	$(235,961)	$(3,224)	$(78,315)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	$(134,823)
Cash distributions	(14,825)	(24,929)	(14,603)	(54,357)
General partner units issued to maintain 2% interest	—	—	8	8
Net income attributable to partners	10,943	18,289	15,349	44,581
Other	113	173	5	291
Balance at June 30, 2019	$167,254	$(305,827)	$(5,727)	$(144,300)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$72,211	$44,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,993	13,213
Non-cash lease expense	640	1,409
Amortization of customer contract intangible assets	3,605	3,605
Amortization of deferred revenue	(945)	(803)
Amortization of deferred financing costs and debt discount	1,172	1,480
Accretion of asset retirement obligations	214	198
Income from equity method investments	(12,015)	(6,466)
Dividends from equity method investments	12,500	3,833
Gain on asset disposals	(107)	(25)
Deferred income taxes	943	(3)
Other non-cash adjustments	168	290
Changes in assets and liabilities:
Accounts receivable	(2,703)	(5,266)
Inventories and other current assets	12,182	1,311
Accounts payable and other current liabilities	(11,890)	(8,928)
Accounts receivable/payable to related parties	(17,653)	1,803
Non-current assets and liabilities, net	(934)	1,591
Net cash provided by operating activities	72,381	51,823
Cash flows from investing activities:
Asset acquisitions net of assumed liabilities	(100,527)	—
Purchases of property, plant and equipment	(4,997)	(2,437)
Proceeds from sales of property, plant and equipment	107	75
Distributions from equity method investments	1,690	804
Equity method investment contributions	(10,515)	(134,998)
Net cash used in investing activities	(114,242)	(136,556)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	10	8
Distributions to general partner	(18,156)	(14,603)
Distributions to common unitholders - public	(15,835)	(14,825)
Distributions to common unitholders - Delek Holdings	(27,549)	(24,929)
Distributions to Delek Holdings unitholders and general partner related to Trucking Assets Acquisition	(47,558)	—
Proceeds from revolving credit facility	413,000	364,300
Payments on revolving credit facility	(251,400)	(224,300)
Net cash provided by financing activities	52,512	85,651
Net increase in cash and cash equivalents	10,651	918
Cash and cash equivalents at the beginning of the period	5,545	4,522
Cash and cash equivalents at the end of the period	$16,196	$5,440
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,298	$21,068
Income taxes	$26	$141
Non-cash investing activities:
Decrease in accrued capital expenditures	(1,317)	$(191)
Equity issuance to Delek Holdings unitholders in connection with Big Spring Gathering Assets Acquisition	$109,514	$—
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	15,779	$—
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$—	$20,202

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
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." See Note 2 for further information.
In addition, effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering System"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 2 for further information.
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
Risks and Uncertainties Arising from the COVID-19 Pandemic
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain products, particularly refined petroleum products that we receive revenue for the transportation and storage services we provide. In addition, the decline in demand impacted the sales volumes in our wholesale marketing business. In April and June 2020, an agreement was reached to cut oil production between the members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), as part of the efforts to resolve the oil production disputes that significantly affected crude oil prices beginning in the first quarter of 2020 and to provide stability in the oil markets. While OPEC+ have reached an agreement to cut oil production, there is uncertainty about the duration of the COVID-19 Pandemic which caused storage constraints, in the early part of the second quarter of 2020, in the United States resulting from over-supply of produced oil. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three and six months ended June 30, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:

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
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and early adoption is permitted. We do not expect that the adoption of this ASU on its effective date will have a material impact on our business, financial condition or results of operations.
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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Acquisitions
Trucking Assets Acquisition
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets from Delek Holdings. The total consideration is subject to certain post-closing adjustments and was approximately $48.0 million in cash. We financed this acquisition with a combination of cash on hand and borrowings under the DKL Credit Facility (as defined in Note 7 ).
The Trucking Assets are recorded in our pipelines and transportation segment and include approximately 150 trucks and trailers, which are primarily leased or owned, respectively.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “Trucking Assets T&D Agreement”). Under the Trucking Assets T&D Agreement, the Partnership will gather, coordinate pickup of, transport and deliver petroleum products for Delek Holdings, as well as provide ancillary services as requested. The transaction and related agreements were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
The Trucking Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Trucking Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Trucking Assets as of the acquisition date was $13.3 million, consisting of $0.5 million of owned assets and $12.8 million of Right of Use asset for leased assets and equivalent operating lease liability. Prior periods have not been recast as these assets do not constitute a business in accordance with Accounting Standard Update 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). We incurred approximately $0.3 million of acquisition costs related to the Trucking Assets Acquisition.
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partnership interest in us. We financed the cash component of this acquisition with borrowings from the DKL Credit Facility.
The Big Spring Gathering Assets are recorded in our pipelines and transportation segment and include:

•	Crude oil pipelines;

•	Approximately 200 miles of gathering systems (Bayswater Battery, Guidon, Tiger Battery, SM Energy Vizzini);

•	Approximately 65 Tank battery connections;

•	Terminals (total storage of approximately 650,000 bbls); and

•	Applicable rights-of-way.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “Big Spring T&D Agreement”). Under the Big Spring T&D Agreement, the Partnership will operate and maintain the Big Spring Gathering Assets connecting Delek Holdings' interests in and to certain crude oil with the Partnership's Big Spring, Texas terminal and provide gathering, transportation and other related services with respect to any and all crude produced from shipper’s and certain other producers’ respective interests for delivery at the Big Spring Terminal. The transaction and related agreements were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
The Big Spring Gathering Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Gathering Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Big Spring Gathering Assets as of the acquisition date was $209.5 million. Pursuant to the common control guidance, the 5.0 million units issued (which had a closing market price of $9.10 per unit on the transaction date) were recorded in equity at $109.5 million, representing the net carrying value of the Big Spring Gathering Assets purchased of $209.5 million less the $100.0 million cash consideration. Prior periods have not been recast as these assets do not constitute a business in accordance with ASU 2017-01. We incurred approximately $0.7 million of acquisition costs related to the Big Spring Gathering Assets Acquisition.

Note 3 - Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Effective May 1, 2020, we entered into the Trucking Assets T&D Agreement with Delek Holdings. Under the Trucking Assets T&D Agreement, we will operate a truck based operation that transports various products throughout Arkansas, Oklahoma and Texas and gather, coordinate the pickup of, transport and deliver such products, as well as provide ancillary services as requested. Pursuant to the Trucking Assets T&D Agreement, Delek Holdings has committed to minimum revenue of $39.0 million per year. The initial term of the Trucking Assets T&D Agreement is 10 years, and thereafter Delek Holdings has the option to extend the Trucking Assets T&D Agreement for two additional two-year terms.
Effective March 31, 2020, we entered into the Big Spring T&D Agreement with Delek Holdings. Under the Big Spring T&D Agreement, we will operate and maintain the Big Spring Gathering Assets connecting Delek Holdings' interests in and to certain crude oil with the Partnership's Big Spring, Texas terminal and provide gathering, transportation and other related services with respect to any and all crude produced from Delek Holdings' and certain other producers’ respective interests for delivery at the Big Spring Terminal. Pursuant to the Big Spring T&D Agreement, Delek Holdings has committed to ship 120,000 bpd on the Big Spring Gathering Assets and 50,000 bpd to a redelivery point in Howard County, Texas (collectively, the Minimum Volume Commitments “MVCs”). Pursuant to the Big Spring T&D Agreement, we also agreed to spend up to $33.8 million over three years to connect additional receipt points and, in connection with such expenditures, the MVCs will increase to provide the Partnership a 12.5% return on the actual costs directly incurred and paid by the Partnership pursuant to the terms set forth in the Big Spring T&D Agreement. The initial term of the Big Spring T&D Agreement is 10 years, and thereafter Delek Holdings has the option to extend the Big Spring T&D Agreement for two additional five-year terms. Following the initial term and any such extensions, the Big Spring T&D Agreement will continue on a year-to-year basis unless terminated by either party upon 90 days’ written notice.
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
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures of a nominal amount and $0.6 million during the three and six months ended June 30, 2020, respectively, and $0.7 million and $1.5 million during the three and six months ended June 30, 2019, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2020, we have recorded a nominal receivable from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expense. We were reimbursed a nominal amount and $0.1 million for these matters during the three and six months ended June 30, 2020, respectively, and $2.2 million and $5.7 million during the three and six months ended June 30, 2019, respectively.
Other Transactions
The Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million and $1.2 million for the three and six months ended June 30, 2020, respectively, and $1.0 million and $2.8 million for the three and six months ended June 30, 2019, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Unregistered Sale of Equity Securities
In connection with the Partnership's issuance of the new units ("Additional Units") under the Big Spring Gathering Assets Acquisition and in accordance with the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the Partnership issued general partner units to the general partner in an amount necessary to maintain its 2% general partner interest (as defined in the "Partnership Agreement"). The sale and issuance of the Additional Units and such general partner units in connection with the Big Spring Gathering Assets Acquisition is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Additionally, in March 2020, Delek Marketing & Supply, LLC ("Delek Marketing") repurchased 451,822 units from an investor pursuant to a Common Unit Purchase Agreement ("Purchase Agreement") between Delek Marketing and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, Delek Holdings' ownership in our outstanding limited partner units increased to 64.5% from 62.6%. Delek Holdings' ownership in our common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million Additional Units in connection with the Big Spring Gathering Assets Acquisition described above.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 amends the Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") for General Partner Additional Units ("GP Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. The IDR Waiver will automatically and permanently expire if, following the payment of a distribution in respect of a quarter ending on or after March 31, 2022, Delek Logistics has generated distributable cash flow in the most recent four consecutive quarters that, in the aggregate, would have resulted in total distribution coverage (on a pro forma basis without giving effect to the IDR Waiver) of at least 110% or 1.1x over such period. The IDR Waiver remains effective if this condition is not met. Following the termination of the IDR Waiver, the holders of the IDRs will receive distributions on all units, including the Additional Units.
In addition, in connection with any sale or exchange of the IDRs to or with the Partnership, the IDRs shall be treated as if such waiver had not and never will expire, regardless of whether such waiver has actually expired. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to the base distribution and the IDRs.
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

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$87,629	$61,918	$194,328	$124,883
Purchases from Affiliates	$29,730	$73,213	$110,493	$152,647
Operating and maintenance expenses	$10,310	$10,590	$23,067	$20,515
General and administrative expenses	$2,703	$1,748	$6,072	$3,118

Quarterly Cash Distributions
Our common and general partner unitholders and the holders of IDRs are entitled to receive quarterly distributions of available cash as it is determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. In February and May 2020, we paid quarterly cash distributions of $30.6 million and $30.9 million, respectively, of which $22.6 million and $23.2 million, respectively, were paid to Delek Holdings and our general partner. In February and May 2019, we paid quarterly cash distributions of $26.9 million and $27.4 million, respectively, of which $19.6 million and $20.0 million were paid to Delek Holdings and our general partner. On July 24, 2020, our general partner's board of directors declared a quarterly cash distribution totaling $36.0 million, based on the available cash as of the date of determination for the end of the second quarter of 2020, payable on August 12, 2020, of which $28.2 million is expected to be paid to Delek Holdings and our general partner, including the distribution as holder of the IDRs described in Note 8.

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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $473.7 million net property, plant, and equipment balance as of June 30, 2020, $358.5 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.

12 |

The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$2,032	$204	$2,236
Product Revenue - Third Party	—	27,772	27,772
Product Revenue - Affiliate	—	6,720	6,720
Lease Revenue - Affiliate (1)	61,394	19,515	80,909
Total Revenue	$63,426	$54,211	$117,637

(1) Net of $1.8 million of amortization expense for the three months ended June 30, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Three Months Ended June 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$7,477	$184	$7,661
Product Revenue - Third Party	—	85,763	85,763
Product Revenue - Affiliate	—	7,187	7,187
Lease Revenue - Affiliate (1)	36,731	18,000	54,731
Total Revenue	$44,208	$111,134	$155,342
(1) Net of $1.8 million of amortization expense for the three months ended June 30, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Six Months Ended June 30, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$11,496	$396	$11,892
Product Revenue - Third Party	—	74,818	74,818
Product Revenue - Affiliate	—	58,222	58,222
Lease Revenue - Affiliate (1)	99,897	36,209	136,106
Total Revenue	$111,393	$169,645	$281,038
(1) Net of $3.6 million of amortization expense for the six months ended June 30, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Six Months Ended June 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$11,451	$304	$11,755
Product Revenue - Third Party	—	171,187	171,187
Product Revenue - Affiliate	—	16,573	16,573
Lease Revenue - Affiliate (1)	73,390	34,920	108,310
Total Revenue	$84,841	$222,984	$307,825
(1) Net of $3.6 million of amortization expense for the six months ended June 30, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

13 |

As of June 30, 2020, we expect to recognize $1.6 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of June 30, 2020 were as follows (in thousands):

Remainder of 2020	134,043
2021	267,990
2022	249,850
2023	240,489
2024 and thereafter	$733,292
Total expected revenue on remaining performance obligations	$1,625,664

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
Pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs for the GP Additional Units associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer Note 3 for additional details.
Earnings in excess of distributions are allocated to our general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of June 30, 2020, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2020 is August 12, 2020. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

14 |

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to partners	$44,415	$24,885	$72,211	$44,581
Less: General partner's distribution (including IDRs) (1)	9,479	8,160	18,618	15,583
Less: Limited partners' distribution	26,490	20,754	48,229	40,769
Earnings in excess (deficit) of distributions	$8,446	$(4,029)	$5,364	$(11,771)

General partner's earnings:
Distributions (including IDRs) (1)	$9,479	$8,160	$18,618	$15,583
Allocation of earnings in excess (deficit) of distributions	168	(81)	106	(235)
Total general partner's earnings	$9,647	$8,079	$18,724	$15,348

Limited partners' earnings on common units:
Distributions	$26,490	$20,754	$48,229	$40,769
Allocation of earnings in excess (deficit) of distributions	8,278	(3,948)	5,258	(11,536)
Total limited partners' earnings on common units	$34,768	$16,806	$53,487	$29,233

Weighted average limited partner units outstanding:
Common units - basic	29,427,298	24,409,359	26,953,934	24,408,270
Common units - diluted	29,430,555	24,414,343	26,956,523	24,414,077

Net income per limited partner unit:
Common units - basic	$1.18	$0.69	$1.98	$1.20
Common units - diluted (2)	$1.18	$0.69	$1.98	$1.20

(1) General partner distributions (including IDRs) consist of the 2.0% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. See Note 8 for further discussion related to IDRs.
(2) Outstanding common unit equivalents totaling 18,270 were excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2020. There were no outstanding common units excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2019.

Note 6 - Inventory
Inventories consisted of $2.1 million and $12.6 million of refined petroleum products as of June 30, 2020 and December 31, 2019, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

Note 7 - Long-Term Obligations
DKL Credit Facility
Prior to September 28, 2018, the Partnership had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility"), which had a maturity date of December 30, 2019. The obligations under the 2014 Facility were secured by a first priority lien on substantially all of the Partnership's tangible and intangible assets. Additionally, a subsidiary of Delek Holdings provided a limited guaranty of the Partnership's obligations under the 2014 Facility.
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

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At June 30, 2020, the weighted average interest rate for our borrowings under the facility was approximately 2.78%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2020, this fee was 0.40% per year.
As of June 30, 2020, we had $750.0 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of June 30, 2020, were $100.0 million.
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
As of June 30, 2020, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of June 30, 2020, the effective interest rate related to the 2025 Notes was approximately 7.22%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $3.6 million and $1.2 million, respectively, as of June 30, 2020, and $4.0 million and $1.3 million, respectively, as of December 31, 2019.

Note 8 - Equity
We had 8,687,371 common limited partner units held by the public outstanding as of June 30, 2020. Additionally, as of June 30, 2020, Delek Holdings owned a 69.1% interest in us, consisting of 20,745,868 common limited partner units (representing a 70.5% interest), and a 94.8% interest in our general partner, which owns the entire 2.0% general partner interest consisting of 600,678 general partner units. During the second quarter of 2020, Delek Holdings purchased 0.2% in our general partner from an affiliate at fair market value. As of June 30, 2020, affiliates, who are also members of our general partner's management and board of directors, own the remaining 5.2% interest in our general partner.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2019 through June 30, 2020.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	9,131,579	15,294,046	498,482	24,924,107
General partner units issued to maintain 2% interest	—	—	102,196	102,196
Unit-based compensation awards (1)	7,614	—	—	7,614
Big Spring Gathering Assets Acquisition equity issuance	—	5,000,000	—	5,000,000
Delek Holdings Unit purchases from public	(451,822)	451,822	—	—
Balance at June 30, 2020	8,687,371	20,745,868	600,678	30,033,917

(1) Unit-based compensation awards are presented net of 481 units withheld for taxes as of June 30, 2020.

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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to partners	$44,415	$24,885	$72,211	$44,581
Less: General partner's IDRs	(8,937)	(7,736)	(17,632)	(14,751)
Net income available to partners	$35,478	$17,149	$54,579	$29,830
General partner's ownership interest	2.0%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$710	$343	1,092	$597
General partner's IDRs	8,937	7,736	17,632	14,751
Total general partner's interest in net income	$9,647	$8,079	$18,724	$15,348

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
Pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the "IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 for additional details.

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020 (1)	August 7, 2020
(1) Expected date of distribution.

The allocations of total quarterly cash distributions made to general and limited partners for the three and six months ended June 30, 2020 and 2019 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General partner's distributions:
General partner's distributions	$542	$424	$986	$832
General partner's IDRs	8,937	7,736	17,632	14,751
Total general partner's distributions	9,479	8,160	18,618	15,583

Limited partners' distributions:
Common limited partners' distributions	26,490	20,754	48,229	40,769

Total cash distributions	$35,969	$28,914	$66,847	$56,352

Cash distributions per limited partner unit	$0.900	$0.850	$1.790	$1.670

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of our general partner. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three and six months ended June 30, 2020 and 2019.

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of start up capital pursuant to the Amended and Restated Limited Liability Company Agreement. Red River owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed in the third quarter of 2020. We contributed an additional $3.5

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

million related to such expansion project in May 2019. During the six months ended June 30, 2020, we made additional capital contributions totaling $10.5 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	June 30, 2020	December 31, 2019
Current Assets	$11,376	$9,278
Non-current Assets	$416,554	$381,778
Current liabilities	$17,869	$8,291

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$11,873	$14,391	$21,969	$26,017
Gross profit	$7,175	$9,191	$13,062	$14,466
Operating income	$7,000	$8,942	$12,697	$13,652
Net income	$7,025	$8,942	$12,746	$13,652

We have two joint ventures that have constructed separate crude oil pipeline systems and related ancillary assets, which are serving third parties and subsidiaries of Delek Holdings. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in the entity formed with Rangeland Energy II, LLC ("Rangeland Energy") to operate the other pipeline system (the "RIO Pipeline"). During 2018, Rangeland Energy was acquired by Andeavor and the legal entity in which we have an equity investment became Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics").
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	June 30, 2020	December 31, 2019
Current assets	$20,040	$29,476
Non-current assets	$258,751	$262,300
Current liabilities	$2,381	$6,391

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$12,738	$10,077	$28,185	$19,191
Gross profit	$8,198	$5,688	$18,834	$10,584
Operating income	$7,724	$5,223	$17,864	$9,624
Net Income	$7,729	$5,249	$17,887	$9,666

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of June 30, 2020 and December 31, 2019, the Partnership's investment balance in these joint ventures was $255.3 million and $247.0 million, respectively.
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

19 |

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
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pipelines and Transportation
Net revenues:
Affiliate	$61,394	$36,731	$99,897	$73,390
Third party	$2,032	7,477	11,496	11,451
Total pipelines and transportation	63,426	44,208	111,393	84,841
Cost of materials and other	11,182	7,357	17,280	12,924
Operating expenses (excluding depreciation and amortization)	9,731	12,728	21,187	23,562
Segment contribution margin	$42,513	$24,123	$72,926	$48,355
Capital spending	$417	$818	$863	$1,242

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (1)	$26,235	$25,187	$94,431	$51,493
Third party	27,976	85,947	75,214	171,491
Total wholesale marketing and terminalling	54,211	111,134	169,645	222,984
Cost of materials and other	32,710	86,497	127,905	177,195
Operating expenses (excluding depreciation and amortization)	2,718	4,599	6,006	9,823
Segment contribution margin	$18,783	$20,038	$35,734	$35,966
Capital spending	$235	$524	$2,818	$1,004

Consolidated
Net revenues:
Affiliate	$87,629	$61,918	$194,328	$124,883
Third party	30,008	93,424	86,710	182,942
Total Consolidated	117,637	155,342	281,038	307,825
Cost of materials and other	43,892	93,854	145,185	190,119
Operating expenses (excluding depreciation and amortization presented below)	12,449	17,327	27,193	33,385
Contribution margin	$61,296	$44,161	108,660	84,321
General and administrative expenses	4,721	5,293	10,851	9,766
Depreciation and amortization	8,694	6,639	14,993	13,213
Other operating income, net	—	(27)	(107)	(25)
Operating income	$47,881	$32,256	$82,923	$61,367
Capital spending	$652	$1,342	$3,681	$2,246

(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.
The following table summarizes the total assets for each segment as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Pipelines and transportation	$836,510	$537,580
Wholesale marketing and terminalling	137,227	206,867
Total assets	$973,737	$744,447

Property, plant and equipment and accumulated depreciation as of June 30, 2020 and depreciation expense by reporting segment for the three and six months ended June 30, 2020 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$566,780	$114,189	$680,969
Less: accumulated depreciation	(159,341)	(47,884)	(207,225)
Property, plant and equipment, net	$407,439	$66,305	$473,744
Depreciation expense for the three months ended June 30, 2020	$6,947	$1,674	$8,621
Depreciation expense for the six months ended June 30, 2020	$11,553	$3,367	$14,920

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of June 30, 2020.

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
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the six months ended June 30, 2020, and five releases that occurred throughout the year 2019. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases are substantially completed or have received regulatory closure. With the exception of the Sulphur Springs release defined below, we expect regulatory closure in 2020 for the release sites that have not yet received it.
Many of the releases have occurred on our system of common carrier pipelines which gather crude in southern Arkansas and northern Louisiana, and which are primarily located within 60 miles of Delek Holdings’ El Dorado refinery ("El Dorado Gathering System"). During the year ended December 31, 2019, we decommissioned certain sections of the El Dorado Gathering System in an effort to improve the safety and integrity of the system. The decommissioning of these sections was completed in August 2019. The project did not have a material effect on the financial results.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of June 30, 2020, we have accrued $0.3 million for remediation and other such matters related to these releases.

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019. During the three and six months ended June 30, 2020, we incurred approximately $0.1 million and $0.3 million of additional costs related to final clean-up of this release, respectively. The release is currently in boom maintenance. Ground water monitoring wells were installed in the second quarter of 2020. We expect to conduct quarterly ground water monitoring for at least a year. Additionally, we will be conducting creek bed sediment sampling in the third quarter of 2020. We have filed suit in January 2020 against a third party contractor, seeking damages related to this release. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
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
During both three and six months ended June 30, 2020, we recorded a nominal amount of expenses, net of reimbursable costs of a nominal amount for both the three and six months ended June 30, 2020, respectively. Additionally, during the three and six months ended June 30, 2019, we recorded $0.2 million and $0.3 million of expenses, respectively, which is net of total reimbursable costs of $0.7 million and $4.1 million for the three and six months ended June 30, 2019, respectively, from Delek Holdings pursuant to the terms of the Omnibus Agreement.
Letters of Credit
As of June 30, 2020, we had no letters of credit in place.

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

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Lease Cost
Operating lease cost	$1,926	$1,472	$2,526	$2,899
Short-term lease cost (1)	757	326	1,077	803
Variable lease costs	60	—	272	—
Total lease cost	$2,743	$1,798	$3,875	$3,702

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,926)	$(1,472)	$(2,526)	$(2,899)

Leased assets obtained in exchange for new operating lease liabilities	$15,779	$—	$15,779	$—

			June 30, 2020
Weighted-average remaining lease term (years) for operating leases			3.8
Weighted-average discount rate (2) operating leases			5.8%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On July 24, 2020, our general partner's board of directors declared a quarterly cash distribution of $0.900 per unit, payable on August 12, 2020, to unitholders of record on August 7, 2020.

22 |

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
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." See Note 2 for further information.
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering Assets"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 2 for further information.
The Partnership announces material information to the public about the Partnership, its products and services and other matters through a variety of means, including filings with the Securities and Exchange Commission, press release, public conference calls, the Partnership's website (www.deleklogistics.com), the investor relations section of the website (ir.deleklogistics.com), the news section of its website (www.deleklogistics.com/news), and/or social media, including its Twitter account (@DelekUSLogistics). The Partnership encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the COVID-19 Pandemic and the actions of members of OPEC+ with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

23 |

Management's Discussion and Analysis

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

•
the possibility of inefficiencies, curtailments, or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand as a result of the COVID-19 Pandemic;

•
disruptions due to equipment interruption or failure, or other events, including terrorism, sabotage or cyber attacks, at our facilities, Delek Holdings’ facilities or third-party facilities on which our business is dependent;

•	changes in the availability and cost of capital of debt and equity financing;

•	our reliance on information technology systems in our day-to-day operations;

•	changes in general economic conditions, including uncertainty regarding the timing, pace and extent of economic recovery in the United States due to the COVID-19 Pandemic;

•
the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") and state commissions and those relating to environmental protection, pipeline integrity and safety as well as current and future restrictions on commercial and economic activities in response to the COVID-19 Pandemic;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for crude oil, refined products and transportation and storage services;

•	our ability to successfully implement our business plan;

•	an inability to have growth projects completed on time and on budget;

•	our ability to successfully integrate acquired businesses;

•	disruptions due to acts of God, including natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	future decisions by OPEC+ regarding production and pricing and disputes between OPEC+ regarding such;

•	changes or volatility in interest and inflation rates;

•	labor relations;

•	large customer defaults;

•	changes in tax status and regulations;

•	the effects of future litigation; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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

24 |

Management's Discussion and Analysis

The recent COVID-19 outbreak and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures, have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for refined petroleum products and most notably gasoline and jet fuel. In April and June 2020, agreements were reached to cut oil production between the members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), as part of the efforts to resolve the oil production disputes that significantly affected crude oil prices beginning in the first quarter of 2020 and to provide stability in the oil markets. While OPEC+ has reached an agreement to cut oil production, uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
During the latter part of the second quarter of 2020, governmental authorities in various states across the U.S., particularly those in our Permian Basin and U.S. Gulf Coast regions, began to lift many of the restrictions created by actions taken to slow down the spread of COVID-19. These actions have resulted in an increase in the level of individual movement and travel and, in turn, an increase in the demand and market prices for some of our products relative to late March 2020. However, many of the states where such restrictions were lifted have recently experienced a marked increase in the spread of COVID-19 and many governmental authorities in such areas have responded by re-imposing certain restrictions they had previously lifted. This response, as well as the increased infection rates, impacts regions that we serve and could significantly impact demand in ways that we cannot predict. Additionally, increased infection rates could impact our logistics operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
During the three and six months ended June 30, 2020, both our West Texas wholesale marketing business and many of our pipeline and transportation customers have experienced the impact on demand and pricing of these unprecedented conditions. Our pipelines and transportation revenue streams were largely protected by minimum commitments under existing throughput contracts with customers during the current period, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. We continue to experience operational constraints as well, including COVID-19 infections at certain of our company locations that have resulted in re-imposed or expanded remote policies and quarantine protocols. And we continue to be faced with risk from our suppliers and customers who are facing similar challenges.
We have identified the following uncertainties resulting from the COVID-19 Pandemic and other events, including the impact related to crude storage space shortages:

•
Customers directly impacted by COVID-19 Pandemic and other events in terms of demand for refined product may reduce throughputs which could, likewise, impact the throughput demand for our pipelines, and may seek to renegotiate minimums under contractual force majeure provisions. Such reductions could have a significant impact on our revenues, cost of sales, operating income and liquidity, as well to the carrying value of long-lived or indefinite-lived assets;

•
Customers may experience financial difficulties which could interrupt the volumes ordered by those customers and/or could impact the credit worthiness of such customers and the collectability of their outstanding receivables;

•	Equity method investees may be significantly impacted by the COVID-19 Pandemic and/or other events, which may increase the risk of impairment of those investments;

•
The decline in demand and pricing on our wholesale marketing segment and a decline in demand for pipelines and transportation impacting current results and/or forecasts could result in impairments in certain of our long-lived or indefinite-lived assets, including goodwill, or have other financial statement impacts that cannot currently be anticipated (see also Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of specific financial statement risks);

•
While our current liquidity needs are managed by existing facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic and other events; and

•
The U.S. Federal Government has enacted certain stimulus and relief measures and is continuing to consider additional relief legislation. To the extent that the provisions do not directly impact the Partnership in the current period or are intended to stimulate or provide relief to the greater U.S. economy and/or consumer, the impact and success of such efforts remains unknown.

Other uncertainties related to the impact of the COVID-19 Pandemic and other events may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. Actions taken by OPEC+ in April and June 2020, including the agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Production Cuts"), as well as the U.S. Federal Government's passage and/or enactment

25 |

Management's Discussion and Analysis

of additional stimulus and relief measures, may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles, we have considered them in the preparation of our unaudited financial statements as of and for the three months ended June 30, 2020, which are included in Item 1. of this Quarterly Report on Form 10-Q.
In addition, management continues to actively respond to the impact of the COVID-19 Pandemic and other events on our business. Such efforts include (but are not limited to) the following:

•	Reducing planned capital expenditures for 2020;

•	Identifying alternative financing solutions to enhance our access to sources of liquidity;

•
Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and reducing or eliminating non-critical travel which serves the dual purpose of also complying with recommendations made by the state and federal governments because of the COVID-19 Pandemic;

•	Implementing regular site cleaning and disinfecting procedures;

•	Adopting remote working where possible. Where on-site operations are required, masks are mandatory and our employees have adopted social distancing; and

•	Working with our employees to implement other site-specific precautionary measures to reduce the risk of exposure.
The extent to which our future results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the Pandemic; and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Form 10-Q. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
See also 'Risk Factors' in Part II, Item 1A. of this Quarterly Report on Form 10-Q for further discussion of risks associated with the COVID-19 Pandemic.
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
2020 Development
Inflation Adjustments
On July 1, 2020, the tariffs on our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using the FERC indexing decreased approximately 2.2%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek Holdings and third parties, the fees adjusted based on the consumer price index, which decreased 0.5%, or the producer price index which decreased approximately 4.8%.
Trucking Assets Acquisition
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets from Delek Holdings. See Note 2 to our accompanying condensed consolidated financial statements for additional information.

26 |

Management's Discussion and Analysis

Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. Refer to Note 2 to our accompanying condensed consolidated financial statements for additional information.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 amends the Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") associated with the 5.0 million newly issued common units ("Additional Units") for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information.
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

27 |

Management's Discussion and Analysis

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
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.900 per unit for the quarter ended June 30, 2020 ($3.60 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the condensed consolidated financial statements for a discussion of historic cash distributions.

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
During the first quarter of 2020, reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC+, led to a significant reduction in crude oil prices. While OPEC+ have reached an agreement to cut oil production, the uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Therefore, the downward pressure on commodity prices has remained and could continue for the foreseeable future. During the second quarter of 2020, oil prices have remained extremely volatile, as the closing price of oil (WTI-Cushing) reached a second quarter 2020 low of ($37.63) per barrel on April 20, 2020,and closed at $39.27 per barrel on June 30, 2020. In response to the rapid decline in commodity prices, some companies in the Permian Basin acted swiftly to reduce drilling and completion activity starting late in the first quarter and continued into the second quarter of 2020. The current market conditions have resulted in lower refinery utilization which in turn has impacted the throughput for our assets and operations. This has impacted our operations leading to decrease in revenues albeit with at least an equivalent decrease in cost and expenses in some instances. Due to the decrease in oil prices, we experienced thinner margins in the West Texas area. We believe we are strategically positioned, in these tougher market conditions, to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products increased in the first half of 2019 and in spite of a slight decrease in prices in the second half of 2019, demand for refined products from our West Texas operations to industries that support crude oil exploration and production began to rebound early in the first quarter of 2020. However due to the impact of the COVID-19 Pandemic there was lower demand and sales of refined products.
See chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2019 and for the two quarterly periods in 2020.

Also, the volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2019 and for the two quarterly periods in 2020.

29 |

Management's Discussion and Analysis

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $0.6 million and $1.5 million of RINs to Delek Holdings during the three and six ended June 30, 2020, respectively. Additionally, we sold approximately $0.3 million and $0.6 million of RINs to Delek Holdings during the three and six ended June 30, 2019, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2019 and in the two quarterly periods in 2020.

30 |

Management's Discussion and Analysis

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

31 |

Management's Discussion and Analysis

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three and six months ended June 30, 2020, from those disclosed in our Annual Report on Form 10-K.
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
Additionally, due to the economic and industry impact of the COVID-19 Pandemic, we also modified the application of certain of our critical accounting policies during and as of the three and six months ended June 30, 2020 as follows:
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
We have identified the COVID-19 Pandemic as a significant event during the three months ended June 30, 2020 that adversely affected the global economy and the oil and gas industry. The COVID-19 Pandemic has resulted in government-imposed temporary business closures and shelter-at-home directives.This has had the secondary effect of impacting prices of crude oil and refined products as well as supply and demand for crude oil and refined products, and triggered several identified uncertainties, as discussed in the 'Business Overview' section of Management's Discussion and Analysis. Our assessment was performed based on the events that had occurred through June 30, 2020 and excluded developments that occurred in the subsequent period, including the impact of a resurgence of COVID-19 cases and re-enactment of temporary business closures. In order to determine whether these events, including the developments around such events that had occurred through June 30, 2020 and our assumptions about future periods based on those events and related developments, would more likely than not reduce the fair value of a reporting unit below its carrying amount, we performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of these events on the fair value of our reporting units. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the weighted-average cost of capital and the barrel per day ("BPD") sold/throughput, which is driven by demand for crude oil and refined products. Except for West Texas, our throughput volume is primarily driven by the minimum throughput in our commercial agreements with Delek Holdings. Based on our analyses (which, as noted above, were based on the conditions and events that had occurred as of June 30, 2020), we determined that there is not an indicator that fair value is more likely than not to have declined below carrying value as of June 30, 2020.
Additionally, because conditions and events are rapidly changing, we continue to monitor developments with these events and their impact on our valuation. However, there is uncertainty in and around the impact of the COVID-19 Pandemic and other events that have not yet occurred or for existing conditions and events that may have future ramifications that cannot yet be anticipated. Continued or sustained adverse change to these factors may result in potential future impairment of some or all of our goodwill balance.
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

32 |

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

33 |

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
The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Pipelines and transportation	$63,426	$44,208	$111,393	$84,841
Wholesale marketing and terminalling	54,211	111,134	169,645	222,984
Total	117,637	155,342	281,038	307,825
Operating costs and expenses:
Cost of materials and other	43,892	93,854	145,185	190,119
Operating expenses (excluding depreciation and amortization)	12,449	17,327	27,193	33,385
General and administrative expenses	4,721	5,293	10,851	9,766
Depreciation and amortization	8,694	6,639	14,993	13,213
Other operating income, net	—	(27)	(107)	(25)
Total operating costs and expenses	69,756	123,086	198,115	246,458
Operating income	47,881	32,256	82,923	61,367
Interest expense, net	10,670	11,354	22,494	22,655
Income from equity method investments	(6,462)	(4,515)	(12,015)	(6,466)
Other (income) expense, net	(2)	461	(2)	461
Total non-operating costs and expenses	4,206	7,300	10,477	16,650
Income before income tax expense	43,675	24,956	72,446	44,717
Income tax (benefit) expense	(740)	71	235	136
Net income attributable to partners	$44,415	$24,885	$72,211	$44,581
Comprehensive income attributable to partners	$44,415	$24,885	$72,211	$44,581
EBITDA(1)	$64,842	$44,751	$113,538	$84,190

Less: General partner's interest in net income, including incentive distribution rights	9,647	8,079	18,724	15,348
Limited partners' interest in net income	$34,768	$16,806	$53,487	$29,233

Net income per limited partner unit:
Common units - basic	$1.18	$0.69	$1.98	$1.20
Common units - diluted	$1.18	$0.69	$1.98	$1.20

Weighted average limited partner units outstanding:
Common units - basic	29,427,298	24,409,359	26,953,934	24,408,270
Common units - diluted	29,430,555	24,414,343	26,956,523	24,414,077
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

34 |

Management's Discussion and Analysis

Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$44,415	$24,885	$72,211	$44,581
Add:
Income tax (benefit) expense	(740)	71	235	136
Depreciation and amortization	8,694	6,639	14,993	13,213
Amortization of customer contract intangible assets	1,803	1,802	3,605	3,605
Interest expense, net	10,670	11,354	22,494	22,655
EBITDA (1)	$64,842	$44,751	$113,538	$84,190

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$37,545	$24,806	72,381	$51,823
Changes in assets and liabilities	19,345	7,133	20,999	9,489
Distributions from equity method investments in investing activities	1,580	—	1,690	804
Non-cash lease expense	(366)	(393)	(640)	(1,409)
Maintenance and regulatory capital expenditures (2)	(98)	(963)	(726)	(1,781)
Reimbursement from Delek Holdings for capital expenditures (3)	16	670	55	1,384
Accretion of asset retirement obligations	(107)	(99)	(214)	(198)
Deferred income taxes	(943)	3	(943)	3
Other operating income, net	—	27	107	25
Distributable cash flow (1)	$56,972	$31,184	$92,709	$60,140

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
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

(3)
For the three and six month periods ended June 30, 2020 and 2019, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

35 |

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues:
Affiliates	$87,629	$61,918	$194,328	124,883
Third-Party	30,008	93,424	86,710	182,942
Total Consolidated	117,637	155,342	281,038	307,825
Cost of materials and other	43,892	93,854	145,185	190,119
Operating expenses (excluding depreciation and amortization presented below)	12,449	17,327	27,193	33,385
Contribution margin	61,296	44,161	108,660	84,321
General and administrative expenses	4,721	5,293	10,851	9,766
Depreciation and amortization	8,694	6,639	14,993	13,213
Other operating income, net	—	(27)	(107)	(25)
Operating income	$47,881	$32,256	$82,923	$61,367

Net Revenues
Q2 2020 vs. Q2 2019
Net revenues decreased by $37.7 million, or 24.3%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in the average volumes sold and decreases in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations.

◦	the average volumes of diesel sold decreased 10.2 million gallons, partially offset by a 1.1 million increase of gasoline gallons sold.

◦	the average sales prices per gallon of diesel and gasoline sold decreased $1.11 per gallon and $1.09 per gallon, respectively.
Such decreases were partially offset by the following:

•
Increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 2 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

YTD 2020 vs. YTD 2019
Net revenues decreased by $26.8 million, or 8.7%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	decreases in the average sales prices per gallon and volumes of diesel gallon sold, partially offset by increases in the average sales volume of gasoline in our West Texas marketing operations:

◦	the average volumes of gasoline sold increased 14.4 million gallons, partially offset by a 11.5 million decrease of diesel gallons sold.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.47 per gallon and $0.68 per gallon, respectively.
Such decreases were partially offset by the following:

•
Increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 2 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

•
increased revenues at our El Dorado Gathering System and Magnolia Pipeline as result of increased throughput during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

36 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2020 vs. Q2 2019
Cost of materials and other decreased by $50.0 million, or 53.2%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our West Texas marketing operations:

◦	the average volumes of diesel sold decreased 10.2 million gallons, partially offset by a 1.1 million increase in gasoline gallons sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.96 per gallon and $1.03 per gallon, respectively.
YTD 2020 vs. YTD 2019
Cost of materials and other decreased by $44.9 million, or 23.6%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	increase in the average volumes sold, partially offset by decreases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations:

◦	the average volumes of gasoline sold increased 14.4 million gallons, partially offset by a 11.5 million decrease of diesel gallons sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.41 per gallon and $0.61 per gallon, respectively.

Operating Expenses
Q2 2020 vs. Q2 2019
Operating expenses decreased by $4.9 million, or 28.2%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and

•	decrease in utilities and other variable expenses due to lower production.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $6.2 million, or 18.5%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects;

•	lower operating costs associated with allocated contract services pertaining to certain of our assets; and

•	decreases in variable expenses such as utilities, maintenance and materials costs due to lower production.

General and Administrative Expenses
Q2 2020 vs. Q2 2019
General and administrative expenses decreased by $0.6 million, or 10.8%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	a reduction in expenses related to travel, training and other expenses.
YTD 2020 vs. YTD 2019
General and administrative expenses increased by $1.1 million, or 11.1%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	increases in allocated employee headcount in various operational groups as the Partnership continues to experience growth.

•	increases in legal and professional consulting fees due to various transactions undertaken by the Partnership.

37 |

Management's Discussion and Analysis

Depreciation and Amortization
Q2 2020 vs. Q2 2019
Depreciation and amortization increased by $2.1 million or 31.0% in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	addition of assets to our asset base as a result of the Trucking Assets Acquisition and Big Spring Gathering Assets Acquisition.
YTD 2020 vs. YTD 2019
Depreciation and amortization increased by $1.8 million or 13.5% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition.

Interest Expense
Q2 2020 vs. Q2 2019
Interest expense decreased by $0.7 million, or 6.0% in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	lower floating interest rates applicable to the DKL Credit Facility;

•	partially offset by increased borrowings under the DKL Credit Facility as a result of our Big Spring Gathering Assets Acquisition and Trucking Assets Acquisition.
YTD 2020 vs. YTD 2019
The changes in interest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were immaterial.

Results from Equity Method Investments
Q2 2020 vs. Q2 2019
We recognized income of $6.5 million from equity method investments during the second quarter of 2020 compared to $4.5 million for the second quarter of 2019, an increase of $1.9 million, or 43.1%. This increase was primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture, acquired in May 2019, as a result of the Partnership's efforts to grow the midstream business.
YTD 2020 vs. YTD 2019
During the six months ended June 30, 2020, we recognized income of $12.0 million from equity method investments, compared to $6.5 million for the six months ended June 30, 2019, an increase of $5.5 million, or 85.8%. This increase was primarily driven by the following:

•	the addition of the Red River Pipeline Joint Venture, acquired in May 2019, as a result of the Partnership's efforts to grow the midstream business; and

•
an increase in income from our investments in Andeavor Logistics and CP LLC (as defined in Note 10), which operate the RIO Pipeline and the Caddo Pipeline System, respectively, as a result of increased revenues for both pipeline systems.

38 |

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
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. These assets include:

•	the pipeline assets used to support Delek Holdings' El Dorado refinery (the "El Dorado Assets")

•	the gathering system that supports transportation of crude oil to the El Dorado Refinery (the "El Dorado Gathering System")

•	the Paline Pipeline System

•	the East Texas Crude Logistics System

•	the Tyler-Big Sandy Pipeline

•	the El Dorado Tank Assets and El Dorado Rail Offloading Racks

•	the Tyler Tank Assets and Tyler Crude Tank

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility

•	refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline

•	pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition

•	assets acquired in the Big Spring Gathering Assets Acquisition

•	assets acquired in the Trucking Assets Acquisition
In addition to these operating systems, we own or lease 123 tractors and 324 trailers used to haul primarily crude oil and other products for related and third parties.
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and six months ended June 30, 2020 and 2019:

Pipelines and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues:
Affiliates	$61,394	$36,731	$99,897	$73,390
Third-Party	2,032	7,477	11,496	11,451
Total Pipelines and Transportation	63,426	44,208	111,393	84,841
Cost of materials and other	11,182	7,357	17,280	12,924
Operating expenses (excluding depreciation and amortization presented below)	9,731	12,728	21,187	23,562
Segment contribution margin	$42,513	$24,123	$72,926	$48,355

Throughputs (average bpd)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
El Dorado Assets:
Crude pipelines (non-gathered)	79,066	37,625	75,995	33,179
Refined products pipelines to Enterprise Systems	56,093	29,893	55,110	26,511
El Dorado Gathering System	9,447	14,315	13,449	14,798
East Texas Crude Logistics System	10,275	19,550	12,224	18,835
Big Spring Gathering Assets (1)	105,162	—	105,162	—
(1) Throughputs for the Big Spring Gathering Assets are for the 91 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

39 |

Management's Discussion and Analysis

Comparison of the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net Revenues
Q2 2020 vs. Q2 2019
Net revenues for the pipelines and transportation segment increased by $19.2 million, or 43.5%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•
increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 2 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

YTD 2020 vs. YTD 2019
Net revenues for the pipelines and transportation segment increased by $26.6 million, or 31.3%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•
increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 2 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

•
increased revenues at our El Dorado Gathering System and Magnolia Pipeline as result of increased throughput during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

Cost of Materials and Other
Q2 2020 vs. Q2 2019
Cost of materials and other for the pipelines and transportation segment increased $3.8 million or 52.0% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expenses proportionate to increase in fees, insurance, supplies and maintenance expenses.
YTD 2020 vs. YTD 2019
Cost of materials and other for the pipelines and transportation segment increased by $4.4 million, or 33.7%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increase in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q2 2020 vs. Q2 2019
Operating expenses for the pipelines and transportation segment decreased by $3.0 million, or 23.5%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and

•	decrease in utilities and other variable expenses due to lower production.
YTD 2020 vs. YTD 2019
Operating expenses for the pipelines and transportation segment decreased $2.4 million, or 10.1%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and

•	decrease in utilities and other variable expenses due to lower production.

40 |

Management's Discussion and Analysis

Contribution Margin
Q2 2020 vs. Q2 2019
Contribution margin for the pipelines and transportation segment increased by $18.4 million, or 76.2%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition; and

•	decreases in operating expenses.
YTD 2020 vs. YTD 2019
Contribution margin for the pipelines and transportation segment increased by $24.6 million, or 50.8%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, Paline Pipeline, and El Dorado Assets; and

•	decreases in operating expenses.

41 |

Management's Discussion and Analysis

Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2020 and 2019:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues:
Affiliates	$26,235	$25,187	$94,431	$51,493
Third-Party	27,976	85,947	75,214	171,491
Total Wholesale Marketing and Terminalling	54,211	111,134	169,645	222,984
Cost of materials and other	32,710	86,497	127,905	177,195
Operating expenses (excluding depreciation and amortization presented below)	2,718	4,599	6,006	9,823
Segment contribution margin	$18,783	$20,038	$35,734	$35,966

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
East Texas - Tyler Refinery sales volumes (average bpd) (1)	65,028	71,123	68,839	69,857
Big Spring marketing throughputs (average bpd)	76,004	82,964	71,195	85,339
West Texas marketing throughputs (average bpd)	9,143	11,404	12,612	12,418
West Texas gross margin per barrel	$0.64	$6.25	$1.96	$4.84
Terminalling throughputs (average bpd) (2)	138,593	156,922	136,961	154,643

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019
Net Revenues
Q2 2020 vs. Q2 2019
Net revenues for the wholesale marketing and terminalling segment decreased by $56.9 million, or 51.2%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in the average volumes sold and in average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of diesel sold decreased 10.2 million gallons, partially offset by a 1.1 million increase of gasoline gallons sold.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $1.09 per gallon and $1.11 per gallon, respectively.
YTD 2020 vs. YTD 2019
Net revenues for the wholesale marketing and terminalling segment decreased by $53.3 million, or 23.9%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	increases in the average volumes sold offset by decreases in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations.

◦	the average volumes of gasoline sold increased 14.4 million gallons partially offset by decrease of 11.5 million gallons in diesel sold.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.47 per gallon and $0.68 per gallon, respectively.

42 |

Management's Discussion and Analysis

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q2 2020 vs. Q2 2019
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $53.8 million, or 62.2%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of diesel sold decreased 10.2 million gallons, partially offset by a 1.1 million increase of gasoline gallons sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.96 per gallon and $1.03 per gallon, respectively.
YTD 2020 vs. YTD 2019
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $49.3 million, or 27.8%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	decreases in the average volumes and in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of gasoline sold increased 14.4 million gallons partially offset by decrease of 11.5 million gallons in diesel sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.41 per gallon and $0.61 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three and six months ended June 30, 2020 and 2019. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

43 |

Management's Discussion and Analysis

Operating Expenses
Q2 2020 vs. Q2 2019
Operating expenses decreased by $1.9 million or 40.9% in the in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	lower operating costs associated with allocated contract services pertaining to certain of our assets; and

•	decreases in variable expenses such as utilities, maintenance and material costs.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $3.8 million, or 38.9%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	lower operating costs associated with allocated contract services pertaining to certain of our assets; and

•	decreases in variable expenses such as utilities, maintenance and materials costs.

Contribution Margin
Q2 2020 vs. Q2 2019
Contribution margin for the wholesale marketing and terminalling segment decreased by $1.3 million, or 6.3%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in the volumes of diesel sold and in average prices of diesel and gasoline in our West Texas marketing operations; and
Such decreases were partially offset by:

•	decreases in cost of materials and other due to lower volumes of diesel sold as described above.

•	decreases in average cost per gallon of diesel and gasoline sold as described above.
YTD 2020 vs. YTD 2019
The changes in contribution margin for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were immaterial.

44 |

Management's Discussion and Analysis

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At June 30, 2020 our total liquidity amounted to $116.2 million comprised of $100.0 million in unused credit commitments under the DKL Credit Facility and $16.2 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay minimum quarterly cash distributions and operational capital expenditures, and we expect the same trend to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the significant decline in crude oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
We believe we were in compliance with the covenants in all our debt facilities as of June 30, 2020. After considering the current and potential effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On July 24, 2020, we announced that the board of directors of our general partner had declared a distribution of $0.900 per common unit (the "GP Distribution"), which equates to $36.0 million per quarter, based on the number of common and general partner units outstanding as of August 7, 2020. The GP Distribution is expected to be paid on August 12, 2020 to common unitholders of record on August 7, 2020 and represents a 5.9% increase over the second quarter 2019 distribution. We have set a range for distribution growth guidance of $0.01 - $.015 per unit each quarter for 2020. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020 (1)	August 7, 2020

(1)	Expected date of distribution.

45 |

Management's Discussion and Analysis

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$72,381	$51,823
Net cash used in investing activities	(114,242)	(136,556)
Net cash provided by financing activities	52,512	85,651
Net (decrease) increase in cash and cash equivalents	$10,651	$918

Operating Activities
Net cash provided by operating activities was $72.4 million for the six months ended June 30, 2020, compared to $51.8 million for the six months ended June 30, 2019, resulting in a $20.6 million increase in net cash provided by operating activities. The cash receipts from customers activities decreased by $24.4 million and cash payments to suppliers and for allocations from Delek Holdings for salaries decreased by $36.4 million. In addition, cash dividends received from equity method investments increased by $8.7 million. The cash inflows were netted with the increase in cash paid for debt interest which increased by $0.2 million.
Investing Activities
Net cash used in investing activities decreased by $22.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in cash used in investing activities was primarily due to lower contributions to equity method investments during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 partially offset by the acquisition of the Big Spring Gathering Assets and Trucking Assets during the six months ended June 30, 2020. We disbursed $10.5 million in additional contributions to our equity method investments during the six months ended June 30, 2020 compared to $135.0 million during the six months ended June 30, 2019.The Big Spring Gathering Assets Acquisition was partially financed with cash from drawdown of the DKL Credit Facility amounting to $100.0 million and the Trucking Assets Acquisition was financed with cash from drawdown of the DKL Credit Facility amounting to $48.0 million of which $0.5 million was recorded as investing activity with $47.6 million recorded in financing activities as a distribution to Delek and GP unitholders pursuant to the asset acquisitions under common control guidance. Transaction costs paid amounting to $1.0 million were capitalized for the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition. There was no asset acquisition during the six months ended June 30, 2019. In addition there were additions to property, plant and equipment amounting to $5.0 million and distributions from equity method investments amounting $1.7 million during the six months ended June 30, 2020 compared to additions to property, plant and equipment amounting to $2.4 million and distributions from equity method investments amounting to $0.8 million during the six months ended June 30, 2019.
Financing Activities
Net cash provided by financing activities decreased $33.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in cash provided by financing activities was primarily due to the $47.6 million excess of purchase consideration over the carrying amount of the assets acquired in the Trucking Assets Acquisition treated as a distribution to Delek and GP unitholders pursuant to the asset acquisitions under common control guidance. This was partially offset by the increase in net proceeds under the revolving credit facility (defined below). We received net proceeds of $161.6 million under the revolving credit facility during the six months ended June 30, 2020, compared to net proceeds of $140.0 million under the revolving credit facility during the six months ended June 30, 2019. In addition, we paid quarterly cash distributions totaling $61.5 million during the six months ended June 30, 2020, compared to quarterly cash distributions totaling $54.4 million during the six months ended June 30, 2019.
The sources of cash during the six months ended June 30, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Big Spring Gathering Assets Acquisition and $48.0 million drawdown to finance the Trucking Asset Acquisition. The Big Spring Gathering Assets Acquisition was also financed by the issuance of 5.0 million units to Delek US Energy (a wholly owned subsidiary of Delek US Holdings, Inc.).
Debt Overview
As of June 30, 2020, we had total indebtedness of $995.2 million comprised of $750.0 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility") and $245.2 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount. Deferred financing costs and original issue discount on the 2025 Notes amounted to $3.6 million and $1.2 million, respectively. The increase of $162.1 million in our long-term debt balance compared to the balance at December 31, 2019 resulted from the borrowings under the DKL Credit Facility during the six months ended June 30, 2020 to

46 |

Management's Discussion and Analysis

finance the Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and amortization of the deferred financing costs and original issuance discount under our 2025 Notes. As of June 30, 2020, our total indebtedness consisted of:

•	An aggregate principal amount of $750.0 million under the Delek Logistics Credit Facility ("revolving credit facility"), due on September 28, 2023, with average borrowing rate of 2.78%.

•	An aggregate principal amount of $245.2 million, under the Delek Logistics Notes (6.75% senior notes), due in 2025, with effective interest rate of 7.22%.
We believe we were in compliance with the covenants in all our debt facilities as of June 30, 2020. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Contemporaneous with the above issuance, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 provides for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. The IDR Waiver will automatically and permanently expire if, following the payment of a distribution in respect of a quarter ending on or after March 31, 2022, Delek Logistics has generated distributable cash flow in the most recent four consecutive quarters that, in the aggregate, would have resulted in total distribution coverage (on a pro forma basis without giving effect to the IDR Waiver) of at least 110% or 1.1x over such period. The IDR Waiver remains effective if this condition is not met. Following the termination of the IDR Waiver, the holders of the IDRs will receive distributions on all units, including the Additional Units. In addition, pursuant to Amendment No. 2, in connection with any sale or exchange of the IDRs to or with the Partnership, the IDRs shall be treated as if such waiver had not and never will expire, regardless of whether such waiver has actually expired. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. See Note 3 to our accompanying condensed consolidated financial statements for additional details.

47 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the six months ended June 30, 2020 and planned capital expenditures for the full year 2020 by segment and by major category (in thousands):

	Full Year 2020 Forecast	Six Months Ended June 30, 2020
Pipelines and Transportation
Regulatory (2)	$2,431	$296
Maintenance (1) (2)	1,584	134
Discretionary projects (2) (5)	11,119	433
Pipelines and transportation segment total	$15,134	$863

Wholesale Marketing and Terminalling
Regulatory (3)	$550	$967
Maintenance (1) (3)	1,111	395
Discretionary (3)	1,461	1,456
Wholesale marketing and terminalling segment total	$3,122	$2,818

Total capital spending (4)	$18,256	$3,681

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

(2)
The majority of the $2.4 million and $11.1 million budgeted for maintenance and discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines and developments to the Big Spring Gathering Assets, respectively. Effective March 31, 2020 and May 1, 2020, the pipelines and transportation segments includes the Big Spring Gathering Assets acquired in the Big Spring Gathering Assets Acquisition and Trucking Assets acquired in the Trucking Assets Acquisition, respectively. See Note 2 to our accompanying condensed consolidated financial statements for further information.

(3)
The majority of the $1.1 million and $1.5 million budgeted for maintenance and discretionary projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and and improvements to certain of our terminalling facilities and developments on the Big Spring Refinery to Magellan Pipeline, respectively.

(4)
Capital spending excludes transaction costs capitalized in the amount of $0.3 million and $0.7 million that relate to the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition, respectively.

(5)	Excludes rights-of-way spending of a nominal amount.

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections. As a result of the uncertainties associated with the COVID-19 Pandemic, we have decreased our capital spending forecast for 2020 to $18.3 million, down from the prior forecast of $22.7 million. Projects that are not essential to maintaining the current operations have been suspended and are expected to resume in 2021. We continue to evaluate the adverse effects of the COVID-19 Pandemic, and may further revise our forecast as a result of changing circumstances.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

48 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2020 would be to change interest expense by approximately $7.5 million.
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

49 |

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

ITEM 1A. RISK FACTORS
There were no material changes during the second quarter of 2020 to the risk factors identified in the Partnership’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
The ongoing COVID-19 Pandemic and certain developments in the global oil markets have had, and may continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic could materially adversely affect our business and operations during 2020 and possibly beyond. In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. The global COVID-19 Pandemic has resulted in a dramatic reduction in airline flights and has reduced the number of cars on the road. Governmental actions in response to the COVID-19 Pandemic have resulted in significant business and economic disruptions in the markets we serve, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. These impacts have negatively impacted and will likely continue to negatively impact worldwide economic and commercial activity, financial markets, and demand for and prices of oil and gas products for the foreseeable future. These impacts may also precipitate a prolonged economic slowdown and recession.
In response to the decline in demand, OPEC participating countries have agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2021. However, uncertainty about the duration of the COVID-19 Pandemic and its effect on economic activity has continued to place downward pressure on commodity prices.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. There can be no assurance as to how long the current price decline will persist or that a recurrence of price weakness will not arise in the future.
The COVID-19 Pandemic has resulted in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel, and reducing capital expenditures for 2020. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to successfully execute our business operations could be adversely impacted. In addition, while we have had no COVID-related impairments to date, the continued effects of the COVID-19 Pandemic could result in impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material. Also, our relationship with Delek Holdings subjects us to the risk that the COVID-19 Pandemic may impact the financial condition, financial results or cash flows of Delek Holdings, may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders.
The full impact of the COVID-19 Pandemic is unknown and is rapidly evolving. The ultimate extent of the impact of the COVID-19 Pandemic on our business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration and spread of the virus outbreak, particularly within the geographic areas where we operate, actions taken by national, state, and local governments and health officials to contain the virus or treat its effects, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and the lack of resolution of disputes between the members of OPEC+.
To the extent the COVID-19 Pandemic and the developments in the global oil markets adversely affects our or Delek Holdings' business, financial condition, results of operation and liquidity, they may also impact our ability to sustain or increase quarterly distributions to our common

50 |

unitholders or have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC after the date hereof.

51 |

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Pursuant to the terms of our limited Partnership Agreement, our general partner has the right to maintain its proportionate 2% general partner interest in the Partnership. The following table provides information regarding the exercise of such right by our general partner during the three months ended June 30, 2020. The sales listed below were exempt from registration under Section 4(a)(2) of the Securities Act.

Date of Sale	Number of General Partner Units Sold	Price per General Partner Unit	Consideration Paid to the Partnership
June 11, 2020	155	$26.01	$4,042

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	~
Transportation Services Agreement, dated May 15, 2020 and effective as of May 1, 2020, by and between Delek Refining Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on May 18, 2020).

10.2
Third Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 15, 2020 (incorporated by reference to Exhibit 10.2 to the Partnership's Form 8-K on May 18, 2020).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
~	Certain information contained in these exhibits has been omitted because it is not material and would likely cause competitive harm to the Partnership if publicly disclosed.

52 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek Logistics Partners, LP
By:	Delek Logistics GP, LLC
Its General Partner

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 6, 2020

53 |