Form 10-Q
period 2020-09-30
Delek Logistics Partners, LP
filed 2020-11-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 30, 2020, there were 43,433,239 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			53	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		53	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		55	Item 6. Exhibits
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	56	Signatures
		9	Note 2 - Acquisitions
		10	Note 3 - Related Party Transactions
		12	Note 4 - Revenues
		14	Note 5 - Net Income Per Unit
		15	Note 6 - Inventory
		15	Note 7 - Long-Term Obligations
		17	Note 8 - Equity
		19	Note 9 - Equity Based Compensation
		19	Note 10 - Equity Method Investments
		20	Note 11 - Segments
		22	Note 12 - Income Taxes
		22	Note 13 - Commitments and Contingencies
		23	Note 14 - Leases
		24	Note 15 - Subsequent Events

25	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	37	Summary Financial and Other Information
	39	Results of Operations
		39	Consolidated
		42	Pipelines and Transportation
		45	Wholesale Marketing and Terminalling
	48	Liquidity and Capital Resources

52	Item 3. Quantitative and Qualitative Disclosures about Market Risk

52	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$6,024	$5,545
Accounts receivable	17,472	13,204
Accounts receivable from related parties	10,002	—
Inventory	1,696	12,617
Other current assets	410	2,204
Total current assets	35,604	33,570
Property, plant and equipment:
Property, plant and equipment	684,199	461,325
Less: accumulated depreciation	(216,698)	(166,281)
Property, plant and equipment, net	467,501	295,044
Equity method investments	255,368	246,984
Operating lease right-of-use assets	18,153	3,745
Goodwill	12,203	12,203
Marketing Contract Intangible, net	125,591	130,999
Rights-of-way	36,178	15,597
Other non-current assets	6,988	6,305
Total assets	$957,586	$744,447
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$4,740	$12,471
Accounts payable to related parties	—	8,898
Interest payable	6,745	2,572
Excise and other taxes payable	3,433	3,941
Current portion of operating lease liabilities	5,546	1,435
Accrued expenses and other current liabilities	3,482	5,765
Total current liabilities	23,946	35,082
Non-current liabilities:
Long-term debt	1,006,145	833,110
Asset retirement obligations	5,908	5,588
Deferred tax liabilities	1,205	215
Operating lease liabilities, net of current portion	12,607	2,310
Other non-current liabilities	19,229	19,261
Total non-current liabilities	1,045,094	860,484
Equity (Deficit):
Common unitholders - public; 8,687,371 units issued and outstanding at September 30, 2020 (9,131,579 at December 31, 2019)	164,313	164,436
Common unitholders - Delek Holdings; 34,745,868 units issued and outstanding at September 30, 2020 (15,294,046 at December 31, 2019)	(275,767)	(310,513)
General partner - no units issued and outstanding at September 30, 2020 (498,482 at December 31, 2019) (1)	—	(5,042)
Total deficit	(111,454)	(151,119)
Total liabilities and deficit	$957,586	$744,447
(1) See Note 3 for a description of the IDR Restructuring Transaction.
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
Affiliates (1)	$95,410	$66,647	$289,739	$191,530
Third party	46,858	70,909	133,567	253,852
Net revenues	142,268	137,556	423,306	445,382
Cost of sales:
Cost of materials and other	60,692	72,594	205,877	262,713
Operating expenses (excluding depreciation and amortization presented below)	13,694	17,490	39,271	49,318
Depreciation and amortization	8,931	6,138	22,957	18,450
Total cost of sales	83,317	96,222	268,105	330,481
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	536	945	2,152	2,502
General and administrative expenses	6,122	5,280	16,973	15,046
Depreciation and amortization	528	450	1,495	1,351
Other operating income, net	—	(70)	(107)	(95)
Total operating costs and expenses	90,503	102,827	288,618	349,285
Operating income	51,765	34,729	134,688	96,097
Interest expense, net	10,360	12,509	32,854	35,164
Income from equity method investments	(4,860)	(8,394)	(16,875)	(14,860)
Other expense, net	105	—	103	461
Total non-operating expenses, net	5,605	4,115	16,082	20,765
Income before income tax expense	46,160	30,614	118,606	75,332
Income tax (benefit) expense	(168)	84	67	220
Net income attributable to partners	$46,328	$30,530	$118,539	$75,112
Comprehensive income attributable to partners	$46,328	$30,530	$118,539	$75,112

Less: General partner's interest in net income, including incentive distribution rights (2)	—	8,895	18,724	24,244
Limited partners' interest in net income	$46,328	$21,635	$99,815	$50,868

Net income per limited partner unit:
Common units - basic	$1.26	$0.89	$3.30	$2.08
Common units - diluted	$1.26	$0.89	$3.30	$2.08

Weighted average limited partner units outstanding:
Common units - basic	36,889,761	24,417,285	30,290,051	24,411,308
Common units - diluted	36,894,043	24,420,582	30,292,261	24,417,466

Cash distributions per limited partner unit	$0.905	$0.880	$2.695	$2.550
(1)    See Note 3 for a description of our material affiliate revenue transactions.
(2)    See Note 3 for a description of the IDR Restructuring Transaction.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at June 30, 2020	$160,870	$(235,961)	$(3,224)	$(78,315)
Cash distributions	(7,819)	(18,671)	(9,478)	(35,968)
Net income attributable to partners	11,258	35,070	—	46,328
Cash distribution to general partner for conversion of its economic interest and IDR elimination	—	—	(45,000)	(45,000)
Non-cash conversion of general partner's economic interest and IDR elimination	—	(57,702)	57,702	—
Sponsor contribution of fixed assets	—	1,378	—	1,378
Other	4	119	—	123
Balance at September 30, 2020	$164,313	$(275,767)	$—	$(111,454)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at June 30, 2019	167,254	(305,827)	(5,727)	(144,300)
Cash distributions	(7,755)	(13,000)	(8,159)	(28,914)
Net income attributable to partners	8,084	13,551	8,895	30,530
Other	67	124	3	194
Balance at September 30, 2019	$167,650	$(305,152)	$(4,988)	$(142,490)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions (1)	(23,653)	(46,220)	(27,635)	(97,508)
General partner units issued to maintain 2% interest	—	—	10	10
Net income attributable to partners	28,172	71,642	18,725	118,539
Delek Holdings Unit purchases	(4,979)	4,979	—	—
Issuance of units in connection with the Big Spring Gathering Assets Acquisition	—	107,323	2,190	109,513
Cash distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Cash distribution to general partner for conversion of its economic interest and IDR elimination	—	—	(45,000)	(45,000)
Non-cash conversion of general partner's economic interest and IDR elimination	—	(57,702)	57,702	—
Sponsor contribution of fixed assets	—	1,378	—	1,378
Other	337	(47)	1	291
Balance at September 30, 2020	$164,313	$(275,767)	$—	(111,454)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	$(134,823)
Cash distributions (1)	(22,580)	(37,929)	(22,762)	(83,271)
General partner units issued to maintain 2% interest	—	—	8	8
Net income attributable to partners	19,027	31,841	24,244	75,112
Other	180	296	8	484
Balance at September 30, 2019	$167,650	$(305,152)	$(4,988)	$(142,490)

(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units for the nine months ended September 30, 2020 and 2019.

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$118,539	$75,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,452	19,801
Non-cash lease expense	2,236	2,554
Amortization of customer contract intangible assets	5,408	5,408
Amortization of deferred revenue	(1,418)	(1,248)
Amortization of deferred financing costs and debt discount	1,786	2,054
Accretion of asset retirement obligations	320	298
Income from equity method investments	(16,875)	(14,860)
Dividends from equity method investments	17,572	9,188
Gain on asset disposals	(107)	(95)
Deferred income taxes	990	115
Other non-cash adjustments	292	484
Changes in assets and liabilities:
Accounts receivable	(4,268)	1,588
Inventories and other current assets	12,714	(3,290)
Accounts payable and other current liabilities	(7,638)	(7,613)
Accounts receivable/payable to related parties	(19,002)	(5,016)
Non-current assets and liabilities, net	(347)	2,391
Net cash provided by operating activities	134,654	86,871
Cash flows from investing activities:
Asset acquisitions from Delek Holdings, net of assumed liabilities	(100,527)	—
Purchases of property, plant and equipment	(6,918)	(4,964)
Proceeds from sales of property, plant and equipment	107	144
Distributions from equity method investments	2,723	804
Equity method investment contributions	(11,804)	(137,361)
Net cash used in investing activities	(116,419)	(141,377)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	10	8
Distributions to general partner	(27,635)	(22,762)
Distributions to common unitholders - public	(23,653)	(22,580)
Distributions to common unitholders - Delek Holdings	(46,220)	(37,929)
Distributions to Delek Holdings unitholders and general partner related to Trucking Assets Acquisition	(47,558)	—
Distribution to general partner for conversion of its interest and IDR elimination	(45,000)	—
Proceeds from revolving credit facility	515,900	476,400
Payments on revolving credit facility	(343,600)	(336,800)
Net cash (used in) provided by financing activities	(17,756)	56,337
Net increase in cash and cash equivalents	479	1,831
Cash and cash equivalents at the beginning of the period	5,545	4,522
Cash and cash equivalents at the end of the period	$6,024	$6,353
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26,895	$29,003
Income taxes	$141	$143
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(948)	$1,274
Equity issuance to Delek Holdings unitholders in connection with Big Spring Gathering Assets Acquisition	$109,513	$—
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$16,644	$649
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	—	$20,202
Sponsor contribution of property, plant and equipment	$1,378	$—
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
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner and convert the 2% general partner interest into a non-economic general partner interest, all in exchange for 14.0 million newly issued common limited partner units and $45.0 million in cash ("IDR Restructuring Transaction"). Refer to Note 3 - Related Party Transactions for further information, Note 5 - Net Income per Unit for more information on how these transactions impact our earnings per unit calculations, and Note 8 - Equity for additional information on the impact to our equity accounts.
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
All adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. All intercompany accounts and transactions have been eliminated. Such intercompany transactions do not include those with Delek Holdings or our general partner, which are presented as related parties in these accompanying condensed consolidated financial statements. All adjustments are of a normal, recurring nature. Operating results for the interim period should not be viewed as representative of results that may be expected for any future interim period or for the full year.
Reclassifications
Certain immaterial reclassifications have been made to prior period presentation in order to conform to the current period presentation.
Risks and Uncertainties Arising from the COVID-19 Pandemic
The outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain products, particularly refined petroleum products that we receive revenue for the transportation and storage services we provide. In addition, the decline in demand impacted the sales volumes in our wholesale marketing business. There is continued uncertainty about the duration of the COVID-19 Pandemic which caused depressed consumer demand for gasoline and other hydrocarbons during 2020 in the United States. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three and nine months ended September 30, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
•The interim evaluation of indefinite-lived intangibles and goodwill for potential impairment, where indicators exist, as defined by GAAP;
•The interim evaluation of long-lived assets for potential impairment, where indicators exist, as defined by GAAP;
•The interim evaluation of joint ventures for potential impairment, where indicators exist, as defined by GAAP;
•The evaluation of inventory valuation allowances that may be warranted under the lower of cost or net realizable value analysis, pursuant to GAAP;
•The consideration of debt modifications and or covenant requirements, as applicable;
•The evaluation of commitments and contingencies, including changes in concentrations, as applicable;
•The interim evaluation of the risk of credit losses and the determination of our allowance for credit losses, pursuant to GAAP; and
•The interim evaluation of our ability to continue as a going concern.
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
ASU 2018-15, Intangible - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued guidance related to customers' accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Entities can choose to adopt the new guidance prospectively or retrospectively. We adopted this guidance on January 1, 2020 and elected the prospective method. The adoption did not have a material impact on the Partnership's financial condition or results of operations.
Accounting Pronouncements Not Yet Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within Accounting Standards Codification ("ASC") 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 2020, with early adoption permitted. We expect to adopt this guidance on the effective date and are currently evaluating the impact that adopting this new guidance may have on our business, financial condition and results of operations.
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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Note 2 - Acquisitions
Trucking Assets Acquisition
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets from Delek Holdings. The total consideration is subject to certain post-closing adjustments and was approximately $48.0 million in cash. We financed this acquisition with a combination of cash on hand and borrowings under the DKL Credit Facility (as defined in Note 7).
The Trucking Assets are recorded in our pipelines and transportation segment and include approximately 150 trucks and trailers, which are primarily leased or owned, respectively.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Transportation Services Agreement (the “Trucking Assets TSA Agreement”). Under the Trucking Assets TSA Agreement, the Partnership will gather, coordinate pickup of, transport and deliver petroleum products for Delek Holdings, as well as provide ancillary services as requested. The transaction and related agreements were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
The Trucking Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Trucking Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Trucking Assets as of the acquisition date was $13.3 million, consisting of $0.5 million of owned assets and $12.8 million Right of Use asset for leased assets. The Right of Use assets offsets with an equivalent operating lease liability. Prior periods have not been recast as these assets do not constitute a business in accordance with Accounting Standard Update 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). We incurred approximately $0.3 million of acquisition costs related to the Trucking Assets Acquisition.
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in us. We financed the cash component of this acquisition with borrowings from the DKL Credit Facility.
The Big Spring Gathering Assets are recorded in our pipelines and transportation segment and include:
•Crude oil pipelines;
•Approximately 200 miles of gathering systems;
•Approximately 65 Tank battery connections;
•Terminals (total storage of approximately 650,000 bbls); and
•Applicable rights-of-way.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Effective May 1, 2020, we entered into the Trucking Assets TSA Agreement with Delek Holdings. Under the Trucking Assets TSA Agreement, we will operate a truck based operation that transports various products throughout Arkansas, Oklahoma and Texas and gather, coordinate the pickup of, transport and deliver such products, as well as provide ancillary services as requested. Pursuant to the Trucking Assets TSA Agreement, Delek Holdings has committed to minimum revenue of $39.0 million per year. The initial term of the Trucking Assets TSA Agreement is 10 years, and thereafter Delek Holdings has the option to extend the Trucking Assets TSA Agreement for two additional two-year terms.
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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Partnership entered into an omnibus agreement with Delek Holdings, Delek Logistics Operating, LLC, Lion Oil Company and certain of the Partnership's and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.1 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures of a nominal amount and $0.6 million during the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.3 million during the three and nine months ended September 30, 2019, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2020, we have recorded a nominal receivable from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expense. We were reimbursed a nominal amount and $0.1 million for these matters during the three and nine months ended September 30, 2020, respectively, and $0.3 million and $6.0 million during the three and nine months ended September 30, 2019, respectively.
Other Transactions
The Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Unregistered Sale of Equity Securities
In connection with the Partnership's issuance of the new units ("Additional Units") under the Big Spring Gathering Assets Acquisition and in accordance with the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the"Partnership Agreement"), the Partnership issued general partner units to the general partner in an amount necessary to maintain its 2% general partner interest as defined in the Partnership Agreement. The sale and issuance of the Additional Units and such general partner units in connection with the Big Spring Gathering Assets Acquisition is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Additionally, in March 2020, Delek Marketing & Supply, LLC ("Delek Marketing") repurchased 451,822 units from an unaffiliated investor pursuant to a Common Unit Purchase Agreement between Delek Marketing and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, Delek Holdings' ownership in our outstanding limited partner units increased to 64.5% from 62.6%. Delek Holdings' ownership in our common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million Additional Units in connection with the Big Spring Gathering Assets Acquisition described above.
In August 2020, Delek Holdings ownership in our common limited partner units was further increased to approximately 80.0% in connection with the IDR Restructuring Transaction, where the Partnership issued 14.0 million Additional Units to Delek Holdings.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 amended the Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") for General Partner Additional Units ("GP Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. The IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
Conversion of GP Economic Interest and Elimination of IDRs

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
On August 13, 2020, we closed the transaction contemplated by a definitive exchange agreement with Delek Holdings to eliminate all of the IDRs held by the general partner and convert the 2% general partner economic interest into a non-economic general partner interest, all in exchange for 14.0 million of the Partnership's newly issued common limited partner units and $45.0 million cash. Contemporaneously, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates who were also members of our general partner's management and board of directors. Delek Holdings now owns 100% interest in the general partner and owns approximately 34.7 million common limited partner units, representing approximately 80% of the Partnership's outstanding common limited partner units. To implement the transaction, our Partnership Agreement was amended and restated.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$95,410	$66,647	$289,739	$191,530
Purchases from Affiliates	$45,186	$66,578	$155,679	$219,225
Operating and maintenance expenses	$10,330	$18,336	$33,397	$38,851
General and administrative expenses	$3,250	$4,317	$9,322	$7,430

Quarterly Cash Distributions
Prior to August 13, 2020, our common and general partner unitholders and the holders of IDRs were entitled to receive quarterly distributions of available cash as determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. Pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash distributions. In February, May and August 2020, we paid quarterly cash distributions of $30.6 million, $30.9 million and $36.0 million, respectively, of which $22.6 million, $23.2 million and $28.1 million, respectively, were paid to Delek Holdings' limited partner interest and our general partner. In February, May and August 2019, we paid quarterly cash distributions of $26.9 million and $27.4 million and $28.9 million, respectively, of which $19.6 million, $20.0 million and $21.2 million were paid to Delek Holdings and our general partner. On October 27, 2020, our board of directors declared a quarterly cash distribution totaling $39.3 million, based on the available cash as of the date of determination for the end of the third quarter of 2020, payable on November 12, 2020, of which $31.4 million is expected to be paid to Delek Holdings.

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

12 |

The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $467.5 million net property, plant, and equipment balance as of September 30, 2020, $394.6 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$3,035	$163	$3,198
Service Revenue - Affiliate	5,633	8,708	14,341
Product Revenue - Third Party	—	43,660	43,660
Product Revenue - Affiliate	—	5,844	5,844
Lease Revenue - Affiliate (1)	62,811	12,414	75,225
Total Revenue	$71,479	$70,789	$142,268
(1) Net of $1.8 million of amortization expense for the three months ended September 30, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Three Months Ended September 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$5,281	$221	$5,502
Service Revenue - Affiliate	2,856	9,578	12,434
Product Revenue - Third Party	—	65,407	65,407
Product Revenue - Affiliate	—	6,505	6,505
Lease Revenue - Affiliate (1)	36,448	11,260	47,708
Total Revenue	$44,585	$92,971	$137,556
(1) Net of $1.8 million of amortization expense for the three months ended September 30, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Nine Months Ended September 30, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$14,587	$502	$15,089
Service Revenue - Affiliate	13,848	$24,500	38,348
Product Revenue - Third Party	—	118,478	118,478
Product Revenue - Affiliate	—	64,067	64,067
Lease Revenue - Affiliate (1)	154,437	32,887	187,324
Total Revenue	$182,872	$240,434	$423,306
(1) Net of $5.4 million of amortization expense for the nine months ended September 30, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

13 |

	Nine Months Ended September 30, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$16,733	$525	$17,258
Service Revenue - Affiliate	8,171	26,438	34,609
Product Revenue - Third Party	—	236,594	236,594
Product Revenue - Affiliate	—	23,078	23,078
Lease Revenue - Affiliate (1)	104,523	29,320	133,843
Total Revenue	$129,427	$315,955	$445,382
(1) Net of $5.4 million of amortization expense for the nine months ended September 30, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of September 30, 2020, we expect to recognize $1.6 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of September 30, 2020 were as follows (in thousands):

Remainder of 2020	67,022
2021	267,990
2022	249,850
2023	240,489
2024 and thereafter	$751,847
Total expected revenue on remaining performance obligations	$1,577,198

Note 5 - Net Income Per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units. Prior to August 13, 2020, we had more than one class of participating securities and used the two class method to calculate the net income per unit applicable to the limited partners. The classes of participating units prior to August 13, 2020 consisted of limited partner units, general partner units and IDRs. Pursuant to the IDR Restructuring Transaction, the IDRs were eliminated and the 2% general partner economic interest was converted to a non-economic general partner interest. Effective August 13, 2020, the common limited partner units are the only participating security for cash distributions. Refer to Note 8 - Equity for a discussion of the elimination of the IDRs and conversion of the 2% general partner economic interest effective August 13, 2020.
The two-class method was based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners was computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common units. Our net income was allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs, which are held by our general partner pursuant to our Partnership Agreement. Earnings in excess of distributions were allocated to our general partner and limited partners based on their respective ownership interests. The IDRs were paid following the close of each quarter.
As discussed in Note 3 - Related Party Transactions, pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs for the GP Additional Units associated with the 5.0 million Additional Units issued in connection with the Big Spring Gathering Assets Acquisition for at least two years, through at least the distribution for the quarter ending March 31, 2022. The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 for additional details. The IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.

14 |

Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of September 30, 2020, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2020 is November 12, 2020. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to partners	$46,328	$30,530	$118,539	$75,112
Less: General partner's distribution (including IDRs) (1)	—	8,892	18,618	24,475
Less: Limited partners' distribution	39,307	21,487	87,536	62,256
Earnings in excess (deficit) of distributions	$7,021	$151	$12,385	$(11,619)

General partner's earnings:
Distributions (including IDRs) (1)	$—	$8,892	$18,618	$24,475
Allocation of earnings in excess (deficit) of distributions	—	3	106	(231)
Total general partner's earnings	$—	$8,895	$18,724	$24,244

Limited partners' earnings on common units:
Distributions	$39,307	$21,487	$87,536	$62,256
Allocation of earnings in excess (deficit) of distributions	7,021	148	12,279	(11,388)
Total limited partners' earnings on common units	$46,328	$21,635	$99,815	$50,868

Weighted average limited partner units outstanding:
Common units - basic	36,889,761	24,417,285	30,290,051	24,411,308
Common units - diluted	36,894,043	24,420,582	30,292,261	24,417,466

Net income per limited partner unit:
Common units - basic	$1.26	$0.89	$3.30	$2.08
Common units - diluted (2)	$1.26	$0.89	$3.30	$2.08
(1) Prior to August 13, 2020, general partner distributions (including IDRs) consisted of the 2.0% general partner interest and IDRs, which represented the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. In connection with the IDR Restructuring Transaction on August 13, 2020, the IDRs were eliminated and the general partner interest became a non-economic general partner interest. See Note 8 for further discussion related to IDRs.
(2) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three and nine months ended September 30, 2020 and 2019.

Note 6 - Inventory
Inventories consisted of $1.7 million and $12.6 million of refined petroleum products as of September 30, 2020 and December 31, 2019, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

Note 7 - Long-Term Obligations
DKL Credit Facility
On September 28, 2018, the Partnership entered into a third amended and restated senior secured revolving credit agreement (hereafter, the "DKL Credit Facility") with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders with total lender commitments of $850.0 million. The DKL Credit Facility contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars. The DKL Credit Facility also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.

15 |

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
In connection with the IDR Restructuring Transaction, the Partnership entered into a First Amendment to the DKL Credit Facility (the "First Amendment") which, among other things, permitted the exchange of the IDRs and the general partner interest in the Partnership for the non-economic general partner interest, the newly issued limited partner interests in the Partnership, plus $45.0 million in cash. The First Amendment also modified the total leverage and senior leverage ratios (as defined in the DKL Credit Facility) calculations to reduce the total funded debt (as defined in the DKL Credit Facility) component thereof by the total amount of unrestricted consolidated cash and cash equivalents on the balance sheet of the Partnership and its subsidiaries up to $20.0 million.
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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At September 30, 2020, the weighted average interest rate for our borrowings under the facility was approximately 2.69%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2020, this fee was 0.40% per year.
As of September 30, 2020, we had $760.7 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of September 30, 2020, were $89.3 million.
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
As of September 30, 2020, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of September 30, 2020, the effective interest rate related to the 2025 Notes was approximately 7.22%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $3.5 million and $1.1 million, respectively, as of September 30, 2020, and $4.0 million and $1.3 million, respectively, as of December 31, 2019.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 8 - Equity
We had approximately 8,687,371 common limited partner units held by the public outstanding as of September 30, 2020. Additionally, as of September 30, 2020, Delek Holdings owned an approximately 80.0% interest in us, consisting of 34,745,868 common limited partner units. Effective August 13, 2020, the Partnership closed on the IDR Restructuring Transaction, contemporaneous with this transaction, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates, who were also members of our general partner's management and board of directors, at fair market value. Delek Holdings now owns 100% of the outstanding ownership interest in our general partner. As part of this transaction, we expensed approximately $1.1 million of transaction costs.
In August 2020, we filed a shelf registration statement, which subsequently became effective, with the U.S. Securities and Exchange Commission for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of securities by Delek Holdings.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2019 through September 30, 2020.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	9,131,579	15,294,046	498,482	24,924,107
General partner units issued to maintain 2% interest	—	—	102,196	102,196
Unit-based compensation awards (1)	7,614	—	—	7,614
Big Spring Gathering Assets Acquisition equity issuance	—	5,000,000	—	5,000,000
Delek Holdings unit purchases from public	(451,822)	451,822	—	—
General Partner units converted to non-economic general partner interest	—	—	(600,678)	(600,678)
Common limited partner units issued in IDR Restructuring Transaction	—	14,000,000	—	14,000,000
Balance at September 30, 2020	8,687,371	34,745,868	—	43,433,239
(1) Unit-based compensation awards are presented net of 481 units withheld for taxes as of September 30, 2020.

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
Allocations of Net Income
Our Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Prior to August 13, 2020, normal allocations were made according to percentage interests after giving effect to priority income allocations in an amount equal to incentive cash distributions allocated 100% to our general partner. Effective August 13, 2020, the IDRs were eliminated and the 2% general partner economic interest was converted to a non-economic general partner interest that no longer receives cash distributions.
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to partners	$46,328	$30,530	$118,539	$75,112
Less: General partner's IDRs	—	(8,453)	(17,632)	(23,206)
Net income available to partners	$46,328	$22,077	$100,907	$51,906
General partner's ownership interest	—%	2.0%	2.0%	2.0%
General partner's allocated interest in net income	$—	$442	1,092	$1,038
General partner's IDRs	—	8,453	17,632	23,206
Total general partner's interest in net income	$—	$8,895	$18,724	$24,244

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Incentive Distribution Rights ("IDRs")
Effective August 13, 2020, the Partnership closed on the IDR Restructuring Transaction and the general partner no longer receives any cash distributions. Prior to August 13, 2020, our general partner was entitled to 2.0% of all quarterly distributions that we make prior to our liquidation. Our general partner had the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. Our general partner held IDRs that entitled it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distributed from operating surplus (as defined in our Partnership Agreement) in excess of 0.43125 per unit per quarter. The maximum distribution was 48.0% and did not include any distributions that our general partner or its affiliates may have received on common or general partner units that it owns. As of August 12, 2020, the IDRs held by our general partner were entitled to receive the maximum distribution.
Pursuant to Amendment No. 2 to the Partnership Agreement, prior to the IDR Restructuring Transaction, an agreement was reached for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the "IDR Waiver"). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 for additional details.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. The cash distributions for periods before August 13, 2020 include distributions to the 2% general partner interest which was converted to non-economic general partner interest and IDRs which were permanently eliminated. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$3.62	$39,308	November 12, 2020 (1)	November 6, 2020
(1) Expected date of distribution.

The allocations of total quarterly cash distributions made to limited partners for the three and nine months ended September 30, 2020 and 2019 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General partner's distributions:
General partner's distributions	$—	$439	$986	$1,269
General partner's IDRs	—	8,453	17,632	23,206
Total general partner's distributions	—	8,892	18,618	24,475

Limited partners' distributions:
Common limited partners' distributions	39,307	21,487	87,536	62,256

Total cash distributions	$39,307	$30,379	$106,154	$86,731

Cash distributions per limited partner unit	$0.905	$0.880	$2.695	$2.550

18 |

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three and nine months ended September 30, 2020 and 2019.

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of startup capital pursuant to the Amended and Restated Limited Liability Company Agreement. During the third quarter of 2020, Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project on October 1, 2020. We contributed $3.5 million related to such expansion project in May 2019. During the nine months ended September 30, 2020, we made additional capital contributions totaling $11.8 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	September 30, 2020	December 31, 2019
Current Assets	$16,738	$9,278
Non-current Assets	$413,879	$381,778
Current liabilities	$9,556	$8,291

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$13,919	$19,195	$35,888	$45,212
Gross profit	$8,189	$14,469	$21,251	$28,935
Operating income	$8,020	$14,318	$20,717	$21,461
Net income	$8,022	$14,342	$20,768	$27,994

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	September 30, 2020	December 31, 2019
Current assets	$20,897	$29,476
Non-current assets	$256,420	$262,300
Current liabilities	$2,660	$6,391

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$14,227	$14,602	$42,412	$33,793
Gross profit	$9,634	$9,965	$28,468	$20,549
Operating income	$9,135	$9,428	$26,999	$19,052
Net Income	$9,136	$9,458	$27,023	$19,124

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of September 30, 2020 and December 31, 2019, the Partnership's investment balance in these joint ventures was $255.4 million and $247.0 million, respectively.
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

Note 11 - Segment Data
We aggregate our operating segments into two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling:
•The assets and investments reported in the pipelines and transportation segment provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings' refining operations and independent third parties.
•The wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings' refining operations and independent third parties.
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

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pipelines and Transportation
Net revenues:
Affiliate	$68,444	$39,304	$168,285	$112,694
Third party	3,035	5,281	14,587	16,733
Total pipelines and transportation	71,479	44,585	182,872	129,427
Cost of materials and other	14,342	4,947	31,622	17,871
Operating expenses (excluding depreciation and amortization)	10,749	12,547	31,936	36,109
Segment contribution margin	$46,388	$27,091	$119,314	$75,447
Capital spending	$2,552	$3,103	$3,424	$4,345

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (1)	$26,966	$27,343	$121,454	$78,836
Third party	43,823	65,628	118,980	237,119
Total wholesale marketing and terminalling	70,789	92,971	240,434	315,955
Cost of materials and other	46,350	67,647	174,255	244,842
Operating expenses (excluding depreciation and amortization)	3,481	5,888	9,487	15,711
Segment contribution margin	$20,958	$19,436	$56,692	$55,402
Capital spending	$676	$889	$3,494	$1,893

Consolidated
Net revenues:
Affiliate	$95,410	$66,647	$289,739	$191,530
Third party	46,858	70,909	133,567	253,852
Total Consolidated	142,268	137,556	423,306	445,382
Cost of materials and other	60,692	72,594	205,877	262,713
Operating expenses (excluding depreciation and amortization presented below)	14,230	18,435	41,423	51,820
Contribution margin	$67,346	$46,527	176,006	130,849
General and administrative expenses	6,122	5,280	16,973	15,046
Depreciation and amortization	9,459	6,588	24,452	19,801
Other operating income, net	—	(70)	(107)	(95)
Operating income	$51,765	$34,729	$134,688	$96,097
Capital spending	$3,228	$3,992	$6,918	$6,238
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

The following table summarizes the total assets for each segment as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Pipelines and transportation	$804,118	$537,580
Wholesale marketing and terminalling	153,468	206,867
Total assets	$957,586	$744,447

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, plant and equipment and accumulated depreciation as of September 30, 2020 and depreciation expense by reporting segment for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$569,320	$114,879	$684,199
Less: accumulated depreciation	(167,079)	(49,619)	(216,698)
Property, plant and equipment, net (1)	$402,241	$65,260	$467,501
Depreciation expense for the three months ended September 30, 2020	$7,738	$1,721	$9,459
Depreciation expense for the nine months ended September 30, 2020	$19,364	$5,088	$24,452
(1) Segment assets data as of September 30, 2020 includes $118.2 million adjustment to re-classify property, plant and equipment between Wholesale Marketing and Terminalling segment and Pipelines and Transportation segment to record a correction that was not reflected in the November 4, 2020 Earnings Release. Such amounts are not considered material to the financial statements and had no impact to the consolidated assets, operating income, segment contribution or net income.

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2020.

Note 12 - Income Taxes
For tax purposes, each partner of the Partnership is required to take into account its share of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets, financial reporting bases of assets and liabilities, the acquisition price of such partner's units and the taxable income allocation requirements under our Partnership Agreement.
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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the nine months ended September 30, 2020, and there were five releases that occurred throughout the year 2019. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases are substantially completed or have received regulatory closure. With the exception of the Sulphur Springs release defined below, we expect regulatory closure in 2020 for the release sites that have not yet received it.
Many of the releases have occurred on our system of common carrier pipelines which gather crude in southern Arkansas and northern Louisiana, and which are primarily located within 60 miles of Delek Holdings’ El Dorado refinery ("El Dorado Gathering System"). During the year ended December 31, 2019, we decommissioned certain sections of the El Dorado Gathering System in an effort to improve the safety and integrity of the system. The decommissioning of these sections was completed in August 2019. The project did not have a material effect on our financial results.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of September 30, 2020, we have accrued $0.3 million for remediation and other such matters related to these releases.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019. During the three and nine months ended September 30, 2020, we incurred approximately $0.1 million and $0.4 million of additional costs related to final clean-up of this release, respectively. The release is currently in boom maintenance. Ground water monitoring wells were installed in the third quarter of 2020. We expect to conduct quarterly ground water monitoring for at least one year. Additionally, during the third quarter ended September 30, 2020 we conducted creek bed sediment sampling and the results indicated no issues with the groundwater. We filed suit in January 2020 against a third party contractor, seeking damages related to this release. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
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
During both the three and nine months ended September 30, 2020, we recorded a nominal amount of expenses. Additionally, during the three and nine months ended September 30, 2019, we recorded a nominal amount and $0.3 million of expenses, respectively, which is net of total reimbursable costs of $0.5 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, from Delek Holdings pursuant to the terms of the Omnibus Agreement.

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

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Lease Cost
Operating lease cost	$2,587	$1,744	$5,113	$4,643
Short-term lease cost (1)	382	47	1,459	850
Variable lease costs	829	—	1,101	—
Total lease cost	$3,798	$1,791	$7,673	$5,493

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,587)	$(1,744)	$(5,113)	$(4,643)

Leased assets obtained in exchange for new operating lease liabilities	$865	$649	$16,644	$649

			September 30, 2020
Weighted-average remaining lease term (years) for operating leases			3.7
Weighted-average discount rate (2) operating leases			5.7%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On October 27, 2020, our general partner's board of directors declared a quarterly cash distribution of $0.905 per unit, payable on November 12, 2020, to unitholders of record on November 6, 2020.

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
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner and convert the 2% economic general partner interest into a non-economic general partner interest, all in exchange for 14.0 million newly issued common limited partner units and $45.0 million in cash ("IDR Restructuring Transaction"). Contemporaneously, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates, who were also members of our general partner's management and board of directors. See Note 3 of the accompanying condensed consolidated financial statements for further information.
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." See Note 2 of the accompanying condensed consolidated financial statements for further information.
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering Assets"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 2 of the accompanying condensed consolidated financial statements for further information.
The Partnership announces material information to the public about the Partnership, its products and services and other matters through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, the Partnership's website (www.deleklogistics.com), the investor relations section of the website (ir.deleklogistics.com), the news section of its website (www.deleklogistics.com/news), and/or social media, including its Twitter account (@DelekUSLogistics). The Partnership encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
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

25 |

Management's Discussion and Analysis
•our substantial dependence on Delek Holdings or its assignees and their support of and respective ability to pay us under our commercial agreements;
•our future coverage, leverage, financial flexibility and growth, and our ability to improve performance and achieve distribution growth at any level or at all;
•Delek Holdings' future growth, financial performance, share repurchases, crude oil supply pricing and flexibility and product distribution;
•industry dynamics, including Permian Basin growth, ownership concentration, efficiencies and takeaway capacity;
•the age and condition of our assets and operating hazards and other risks incidental to transporting, storing and gathering crude oil, intermediate and refined products, including, but not limited to, costs, penalties, regulatory or legal actions and other effects related to spills, releases and tank failures;
•changes in insurance markets impacting costs and the level and types of coverage available;
•the timing and extent of changes in commodity prices and demand for refined products and the impact of the COVID-19 Pandemic on such demand;
•the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to purchase and sell in our West Texas wholesale business;
•the suspension, reduction or termination of Delek Holdings' or its assignees' or third-party's obligations under our commercial agreements including the duration, fees or terms thereof;
•the results of our investments in joint ventures;
•the ability to secure commercial agreements with Delek Holdings or third parties upon expiration of existing agreements;
•the possibility of inefficiencies, curtailments, or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand as a result of the COVID-19 Pandemic;
•disruptions due to equipment interruption or failure, or other events, including terrorism, sabotage or cyber attacks, at our facilities, Delek Holdings’ facilities or third-party facilities on which our business is dependent;
•changes in the availability and cost of capital of debt and equity financing;
•our reliance on information technology systems in our day-to-day operations;
•changes in general economic conditions, including uncertainty regarding the timing, pace and extent of economic recovery in the United States due to the COVID-19 Pandemic;
•the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") and state commissions and those relating to environmental protection, pipeline integrity and safety as well as current and future restrictions on commercial and economic activities in response to the COVID-19 Pandemic;
•competitive conditions in our industry;
•actions taken by our customers and competitors;
•the demand for crude oil, refined products and transportation and storage services;
•our ability to successfully implement our business plan;
•inability to complete growth projects on time and on budget;
•our ability to successfully integrate acquired businesses;
•disruptions due to acts of God, including natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•future decisions by OPEC+ regarding production and pricing and disputes between OPEC+ regarding such;
•changes or volatility in interest and inflation rates;
•labor relations;
•large customer defaults;
•changes in tax status and regulations;
•the effects of future litigation; and
•other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 Pandemic and any worsening of the global business and economic environment. In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

26 |

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
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of such income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of the partner's units and the taxable income allocation requirements under the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").
The COVID-19 outbreak and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures, have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use, leading to a substantial decrease in consumer demand for gasoline and other hydrocarbons. As a result, there has also been a decline in the demand for refined petroleum products and most notably gasoline and jet fuel. There is continued uncertainty about the duration of the COVID-19 Pandemic which caused reduced consumer demand for gasoline and other hydrocarbons during the nine months to September 30, 2020 in the United States and globally. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
During the third quarter of 2020, governmental authorities in various states across the U.S., particularly those states in our Permian Basin and U.S. Gulf Coast regions, lifted many of the restrictions created by actions taken to slow down the spread of COVID-19. These actions have resulted in an increase in the level of individual movement and travel and, in turn, an increase in the demand and market prices for some of our products relative to late March 2020. However, many of the states where such restrictions were lifted have recently experienced a marked increase in the spread of COVID-19 and many governmental authorities in such areas have responded by re-imposing certain restrictions they had previously lifted. In addition, certain countries globally recently re-imposed previously lifted restrictions due to worsening effects of the increased spread of COVID-19. This response, as well as the increased infection rates, impacts regions that we serve and could significantly impact demand in ways that we cannot predict. Additionally, increased infection rates could impact our logistics operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
During the three and nine months ended September 30, 2020, both our West Texas wholesale marketing business and many of our pipeline and transportation customers have experienced the impact on demand and pricing of these unprecedented conditions. Our pipelines and transportation revenue streams were largely protected by minimum commitments under existing throughput contracts with customers during the current period, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. We continue to experience operational constraints as well, including COVID-19 infections at certain of our company locations that have resulted in re-imposed or expanded remote policies and quarantine protocols. And we continue to be faced with risk from our suppliers and customers who are facing similar challenges.
We have identified the following uncertainties resulting from the COVID-19 Pandemic and other events, including the impact related to crude storage space shortages:
•Customers directly impacted by COVID-19 Pandemic and other events in terms of demand for refined product may reduce throughputs which could, likewise, impact the throughput demand for our pipelines, and may seek to renegotiate minimums under contractual force majeure provisions. Such reductions could have a significant impact on our revenues, cost of sales, operating income and liquidity, as well to the carrying value of long-lived or indefinite-lived assets;
•Customers may experience financial difficulties which could interrupt the volumes ordered by those customers and/or could impact the credit worthiness of such customers and the collectability of their outstanding receivables;
•Equity method investees may be significantly impacted by the COVID-19 Pandemic and/or other events, which may increase the risk of impairment of those investments;
•The decline in demand and pricing on our wholesale marketing segment and a decline in demand for pipelines and transportation impacting current results and/or forecasts could result in impairments in certain of our long-lived or indefinite-lived

27 |

Management's Discussion and Analysis
assets, including goodwill, or have other financial statement impacts that cannot currently be anticipated (see also Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of specific financial statement risks);
•While our current liquidity needs are managed by existing credit facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic and other events; and
•The U.S. Federal Government has enacted certain stimulus and relief measures and is continuing to consider additional relief legislation. To the extent that the provisions do not directly impact the Partnership in the current period or are intended to stimulate or provide relief to the greater U.S. economy and/or consumer, the impact and success of such efforts remains unknown.
Other uncertainties related to the impact of the COVID-19 Pandemic and other events may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. Actions taken by OPEC+ in April and June 2020, including the agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Production Cuts"), as well as the U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles, we have considered them in the preparation of our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2020, which are included in Item 1. of this Quarterly Report on Form 10-Q.
In addition, management continues to actively respond to the impact of the COVID-19 Pandemic and other events on our business. Such efforts include (but are not limited to) the following:
•Reducing planned capital expenditures for 2020;
•Identifying alternative financing solutions to enhance our access to sources of liquidity;
•Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and reducing or eliminating non-critical travel which serves the dual purpose of also complying with recommendations made by the state and federal governments because of the COVID-19 Pandemic;
•Implementing regular site cleaning and disinfecting procedures;
•Adopting remote working where possible. Where on-site operations are required, masks are mandatory and our employees have adopted social distancing; and
•Working with our employees to implement other site-specific precautionary measures to reduce the risk of exposure.
The extent to which our future results are affected by COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the COVID-19 Pandemic; and the speed and effectiveness of responses to combat the virus. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Form 10-Q. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
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

28 |

Management's Discussion and Analysis
the refined products output of the Tyler and Big Spring refineries, engaging in wholesale activity at our terminals in West Texas and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined products terminals to independent third parties and Delek Holdings.
2020 Developments
Restructuring Transaction
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the IDRs held by the general partner and convert the 2% economic general partner interest into a non-economic general partner interest, both in exchange for 14.0 million newly issued common limited partner units and $45.0 million in cash (the "IDR Restructuring Transaction"). See Note 3 to our accompanying condensed consolidated financial statements for additional information.
In August 2020, we filed a shelf registration statement, which subsequently became effective, with the U.S. Securities and Exchange Commission for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of the securities by Delek Holdings.
Red River Expansion project
During the third quarter ended September 30, 2020, Red River, a joint venture equity method investment which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity. The expansion project commenced operations on October 1, 2020.
Inflation Adjustments
On July 1, 2020, the tariffs on our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using the FERC indexing increased approximately 2%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek Holdings and third parties, the fees adjusted based on the consumer price index increased 1.6%, and the fees adjusted based on producer price index decreased approximately 1.2%.
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
IDR Waiver
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner waived distributions in respect of the Incentive Distribution Rights ("IDRs") associated with the 5.0 million newly issued common units ("Additional Units") for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. The Restructuring Transaction on August 13, 2020, permanently eliminated all of the IDRs. See Note 3 to our accompanying condensed consolidated financial statements for additional information.
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

29 |

Management's Discussion and Analysis
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
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 to our accompanying condensed consolidated financial statements for additional information on the DPG Management Agreement.
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include:
(i)volumes (including pipeline throughput and terminal volumes);
(ii)contribution margin per barrel;
(iii)operating and maintenance expenses;
(iv)cost of materials and other; and
(v)EBITDA and distributable cash flow (as such terms are defined below).
Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle in our pipeline, transportation, terminalling, storage and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek Holdings has committed to minimum volumes under certain of the commercial agreements, as described above, our results of operations will be impacted by:
•Delek Holdings' utilization of our assets in excess of its minimum volume commitments;
•our ability to identify and execute acquisitions and organic expansion projects, and capture incremental volume increases from Delek Holdings or third parties;
•our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals;
•our ability to identify and serve new customers in our marketing and trucking operations; and
•our ability to make connections to third-party facilities and pipelines.
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

30 |

Management's Discussion and Analysis
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
Cost of Materials and Other
These costs include:
(i)all costs of purchased refined products in our wholesale marketing and terminalling segment, as well as additives and related transportation of such products;
(ii)costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance;
(iii)the cost of pipeline capacity leased from any third parties; and
(iv)gains and losses related to our commodity hedging activities.
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.905 per unit for the quarter ended September 30, 2020 ($3.62 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the accompanying condensed consolidated financial statements for a discussion of historic cash distributions.

31 |

Management's Discussion and Analysis
Market Trends
Business Environment
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. During the first half of 2019, the prices of crude oil and related refined products increased but fell slightly in the third quarter of 2019.
During the first quarter of 2020, reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC+, led to a significant reduction in crude oil prices. While OPEC+ reached an agreement to cut oil production, the uncertainty about the duration of the COVID-19 Pandemic continues to slow down the recovery of demand for gasoline and other hydrocarbons. Therefore, the downward pressure on commodity prices has remained and could continue for the foreseeable future. Oil prices have been extremely volatile during the nine months ended September 30, 2020. The January 2020 high closing price of oil (WTI Cushing) was $63.27 per barrel, which declined to close at $20.48 per barrel on March 31, 2020, reached a second quarter 2020 low of $10.01 per barrel on April 21, 2020, closed at $39.27 per barrel on June 30, 2020 and at $40.22 per barrel on September 30, 2020. In response to the rapid decline in commodity prices, some companies in the Permian Basin acted swiftly to reduce drilling and completion activity starting late in the first quarter and continued into the second and third quarter of 2020. The current market conditions have resulted in lower refinery utilization which in turn has impacted the throughput for our assets and operations. This has impacted our operations leading to decrease in revenues albeit with at least an equivalent decrease in cost and expenses in some instances. Due to the stabilization in oil prices, albeit at lower prices, during the third quarter ended September 30, 2020, we experienced improved margins in the West Texas area, and better throughput for our assets with improved gross margins, when compared to the second quarter ended June 30, 2020. We believe we are strategically positioned, in these tougher market conditions, to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products increased in the first half of 2019 and in spite of a slight decrease in prices in the third quarter of 2019, demand for refined products from our West Texas operations to industries that support crude oil exploration and production began to rebound early in the first quarter of 2020. However due to the impact of the COVID-19 Pandemic there was lower demand and sales of refined products during later part of the first quarter and remained down during the second quarter and third quarter of 2020.
See the chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2019 and for the three quarterly periods in 2020.

WTI Cushing Crude Oil
(Price per barrel)
$54.87
$59.80
$56.40
$56.88
$45.57
$29.77
$40.88
$60.14
$46.54
$66.40
$51.14
$62.90
$51.09
$61.72
$52.45
$63.27
$18.99
$40.46
$10.01
$43.39
$36.76
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
Quarters Ended
High
Low
Average

32 |

Management's Discussion and Analysis
The volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2019 and for the three quarterly periods in 2020.

Gasoline Prices
(Price per gallon)
$1.52
$1.79
$1.64
$1.58
$1.25
$0.81
$1.15
$1.89
$1.25
$2.01
$1.52
$1.87
$1.48
$1.70
$1.48
$1.69
$0.34
$1.19
$0.37
$1.29
$1.05
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
Quarters Ended
High
Low
Average

Diesel Prices
(Price per gallon)
$1.88
$1.94
$1.85
$1.87
$1.47
$0.91
$1.16
$1.98
$1.60
$2.08
$1.73
$2.05
$1.70
$1.97
$1.77
$1.98
$0.89
$1.18
$0.54
1.24
1.03
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
Quarters Ended
High
Low
Average

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $0.8 million and $2.3 million of RINs to Delek Holdings during the three and nine ended September 30, 2020, respectively. Additionally, we sold approximately $0.3 million and $0.9 million of RINs to Delek Holdings during the three and nine ended September 30, 2019, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2019 and in the three quarterly periods in 2020.

33 |

Management's Discussion and Analysis

Ethanol RIN Prices
$0.16
$0.17
$0.19
$0.14
$0.30
$0.40
$0.47
$0.21
$0.08
$0.27
$0.13
$0.26
$0.11
$0.24
$0.09
$0.40
$0.17
$0.52
$0.28
$0.51
$0.38
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
Quarters Ended
High
Low
Average RIN Prices

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

34 |

Management's Discussion and Analysis
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three and nine months ended September 30, 2020 from those disclosed in our Annual Report on Form 10-K.
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
Additionally, due to the economic and industry impact of the COVID-19 Pandemic, we also modified the application of certain of our critical accounting policies during and as of the three and nine months ended September 30, 2020 as follows:
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
We have identified the COVID-19 Pandemic as a significant event during the three months ended September 30, 2020 that adversely affected the global economy and the oil and gas industry. The COVID-19 Pandemic has resulted in government-imposed temporary business closures and shelter-at-home directives.This has had the secondary effect of impacting prices of crude oil and refined products as well as supply and demand for crude oil and refined products, and triggered several identified uncertainties, as discussed in the 'Business Overview' section of Management's Discussion and Analysis. Our assessment was performed based on the events that had occurred through September 30, 2020 and excluded developments that occurred in the subsequent period, including the impact of a resurgence of COVID-19 cases and re-enactment of temporary business closures. In order to determine whether these events, including the developments around such events that had occurred through September 30, 2020 and our assumptions about future periods based on those events and related developments, would more likely than not reduce the fair value of a reporting unit below its carrying amount, we performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of these events on the fair value of our reporting units. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the weighted-average cost of capital and the barrel per day ("BPD") sold/throughput, which is driven by demand for crude oil and refined products. Except for West Texas, our throughput volume is primarily driven by the minimum throughput in our commercial agreements with Delek Holdings. Based on our analyses (which, as noted above, were based on the conditions and events that had occurred as of September 30, 2020), we determined that there is not an indicator that fair value is more likely than not to have declined below carrying value of $12.2 million as of September 30, 2020.
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
Other than as described above, for all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1. Financial Statements, for discussion of updates to our accounting policies.

35 |

Management's Discussion and Analysis
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of customer contract intangible assets, which is included as a component of net revenues in our accompanying condensed consolidated statements of income.
•Distributable cash flow - calculated as net cash flow from
operating activities plus or minus changes in assets and liabilities, less maintenance capital expenditures net of reimbursements and other adjustments not expected to settle in cash. Delek Logistics believes this is an appropriate reflection of a liquidity measure by which users of its financial statements can assess its ability to generate cash.
EBITDA and distributable cash flow are non-U.S. GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
•our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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

36 |

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
The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Pipelines and transportation	$71,479	$44,585	$182,872	$129,427
Wholesale marketing and terminalling	70,789	92,971	240,434	315,955
Total	142,268	137,556	423,306	445,382
Operating costs and expenses:
Cost of materials and other	60,692	72,594	205,877	262,713
Operating expenses (excluding depreciation and amortization)	14,230	18,435	41,423	51,820
General and administrative expenses	6,122	5,280	16,973	15,046
Depreciation and amortization	9,459	6,588	24,452	19,801
Other operating income, net	—	(70)	(107)	(95)
Total operating costs and expenses	90,503	102,827	288,618	349,285
Operating income	51,765	34,729	134,688	96,097
Interest expense, net	10,360	12,509	32,854	35,164
Income from equity method investments	(4,860)	(8,394)	(16,875)	(14,860)
Other (income) expense, net	105	—	103	461
Total non-operating costs and expenses	5,605	4,115	16,082	20,765
Income before income tax expense	46,160	30,614	118,606	75,332
Income tax (benefit) expense	(168)	84	67	220
Net income attributable to partners	$46,328	$30,530	$118,539	$75,112
Comprehensive income attributable to partners	$46,328	$30,530	$118,539	$75,112
EBITDA(1)	$67,782	$51,514	$181,320	$135,705

Less: General partner's interest in net income, including incentive distribution rights	—	8,895	18,724	24,244
Limited partners' interest in net income	$46,328	$21,635	$99,815	$50,868

Net income per limited partner unit:
Common units - basic	$1.26	$0.89	$3.30	$2.08
Common units - diluted	$1.26	$0.89	$3.30	$2.08

Weighted average limited partner units outstanding:
Common units - basic	36,889,761	24,417,285	30,290,051	24,411,308
Common units - diluted	36,894,043	24,420,582	30,292,261	24,417,466
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

37 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$46,328	$30,530	$118,539	$75,112
Add:
Income tax (benefit) expense	(168)	84	67	220
Depreciation and amortization	9,459	6,588	24,452	19,801
Amortization of customer contract intangible assets	1,803	1,803	5,408	5,408
Interest expense, net	10,360	12,509	32,854	35,164
EBITDA (1)	$67,782	$51,514	$181,320	$135,705

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$62,273	$35,047	$134,654	$86,871
Changes in assets and liabilities	(2,458)	2,451	18,541	11,940
Distributions from equity method investments in investing activities	1,033	—	2,723	804
Non-cash lease expense	(1,596)	(1,145)	(2,236)	(2,554)
Maintenance and regulatory capital expenditures (2)	(27)	(3,728)	(760)	(5,515)
Reimbursement from Delek Holdings for capital expenditures (3)	26	1,223	81	2,607
Accretion of asset retirement obligations	(106)	(100)	(320)	(298)
Deferred income taxes	(47)	(118)	(990)	(115)
Other operating income, net	—	70	107	95
Distributable cash flow (1)	$59,098	$33,700	$151,800	$93,835

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
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

(3)
For the three and nine month periods ended September 30, 2020 and 2019, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

38 |

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues:
Affiliates	$95,410	$66,647	$289,739	191,530
Third-Party	46,858	70,909	133,567	253,852
Total Consolidated	142,268	137,556	423,306	445,382
Cost of materials and other	60,692	72,594	205,877	262,713
Operating expenses (excluding depreciation and amortization presented below)	14,230	18,435	41,423	51,820
Contribution margin	67,346	46,527	176,006	130,849
General and administrative expenses	6,122	5,280	16,973	15,046
Depreciation and amortization	9,459	6,588	24,452	19,801
Other operating income, net	—	(70)	(107)	(95)
Operating income	$51,765	$34,729	$134,688	$96,097

Net Revenues
Q3 2020 vs. Q3 2019
Net revenues increased by $4.7 million, or 3.4%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information
Such increases were partially offset by the following:
•decreases in the average sales prices per gallon of gasoline and diesel, partially offset by increases in the average sales volume of diesel in our West Texas marketing operations.
◦the volume of diesel sold increased 1.8 million gallons, partially offset by a 0.1 million decrease of gasoline gallons sold.
◦the average sales prices per gallon of diesel and gasoline sold decreased $0.76 per gallon and $0.60 per gallon, respectively.
YTD 2020 vs. YTD 2019
Net revenues decreased by $22.1 million, or 5.0%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decreases in the average sales prices per gallon and volumes of diesel gallon sold, partially offset by increases in the sales volume of gasoline in our West Texas marketing operations:
◦the volume of gasoline sold increased 14.3 million gallons, partially offset by a 9.7 million decrease of diesel gallons sold.
◦the average sales prices per gallon of gasoline and diesel sold decreased $0.51 per gallon and $0.71 per gallon, respectively.
Such decreases were partially offset by the following:
•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increased revenues at our El Dorado Gathering System and Magnolia Pipeline as result of increased throughput during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019.

39 |

Management's Discussion and Analysis
Cost of Materials and Other
Q3 2020 vs. Q3 2019
Cost of materials and other decreased by $11.9 million, or 16.4%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decreases in the average cost per gallon of gasoline and diesel sold partially offset by increases in the volume of diesel sold in our West Texas marketing operations:
◦the volume of diesel sold increased by 1.8 million gallons, partially offset by a 0.1 million increase in gasoline gallons sold.
◦the average cost per gallon of gasoline and diesel sold decreased $0.53 per gallon and $0.74 per gallon, respectively.
YTD 2020 vs. YTD 2019
Cost of materials and other decreased by $56.8 million, or 21.6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decreases in the average volumes of diesel sold and average cost per gallon of gasoline and diesel sold, partially offset by increases in the average volumes of gasoline sold in our West Texas marketing operations:
◦the average volumes of gasoline sold increased 14.3 million gallons, partially offset by a 9.7 million decrease of diesel gallons sold.
◦the average cost per gallon of gasoline and diesel sold decreased $0.44 per gallon and $0.66 per gallon, respectively.

Operating Expenses
Q3 2020 vs. Q3 2019
Operating expenses decreased by $4.2 million, or 22.8%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and
•decrease in utilities and other variable expenses due to lower throughput.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $10.4 million, or 20.1%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects;
•lower operating costs associated with allocated contract services pertaining to certain of our assets; and
•decreases in variable expenses such as utilities, maintenance and materials costs due to lower throughput.

General and Administrative Expenses
Q3 2020 vs. Q3 2019
General and administrative expenses increased by $0.8 million, or 15.9%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•increase in legal and professional consulting fees due to the IDR Simplification transaction partially offset by reduction in expenses related to travel, training and other expenses.
YTD 2020 vs. YTD 2019
General and administrative expenses increased by $1.9 million, or 12.8%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
• increases in allocated employee headcount in various operational groups as the Partnership continues to experience growth; and
•increases in legal and professional consulting fees due to various transactions undertaken by the Partnership.

40 |

Management's Discussion and Analysis
Depreciation and Amortization
Q3 2020 vs. Q3 2019
Depreciation and amortization increased by $2.9 million, or 43.6%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and Big Spring Gathering Assets Acquisition.
YTD 2020 vs. YTD 2019
Depreciation and amortization increased by $4.7 million, or 23.5%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition.

Interest Expense
Q3 2020 vs. Q3 2019
Interest expense decreased by $2.1 million, or 17.2%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•lower floating interest rates applicable to the DKL Credit Facility;
•partially offset by increased borrowings under the DKL Credit Facility as a result of our Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the Restructuring Transaction.
YTD 2020 vs. YTD 2019
Interest expense decreased by $2.3 million, or 6.6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily driven by the following:
•lower floating interest rates applicable to the DKL Credit Facility;
•partially offset by increased borrowings under the DKL Credit Facility as a result of our Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the Restructuring Transaction.

Results from Equity Method Investments
Q3 2020 vs. Q3 2019
We recognized income of $4.9 million from equity method investments during the third quarter of 2020 compared to $8.4 million for the third quarter of 2019, a decrease of $3.5 million, or 42.1%. This decrease was primarily driven by the following:
•there were lower volumes at the Red River Pipeline Joint Venture during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019; and
•there was lower demand by refineries at the Caddo Joint Venture during the quarter ended September 30, 2020 compared to September 30, 2019.
YTD 2020 vs. YTD 2019
During the nine months ended September 30, 2020, we recognized income of $16.9 million from equity method investments, compared to $14.9 million for the nine months ended September 30, 2019, an increase of $2.0 million, or 13.6%. This increase was primarily driven by the following:
•an increase in income from our investments in Andeavor Logistics and CP LLC (as defined in Note 10 of the accompanying condensed consolidated financial statements), which operate the Rio Pipeline and the Caddo Pipeline System, respectively, as a result of increased revenues for both pipeline systems; and
•this increase was partially offset by a decrease in income from the Red River Pipeline Joint Venture due to lower volumes.

41 |

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
Pipelines and Transportation Segment
Our pipelines and transportation segment assets provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. These assets include:
•the pipeline assets used to support Delek Holdings' El Dorado refinery (the "El Dorado Assets")
•the gathering system that supports transportation of crude oil to the El Dorado Refinery (the "El Dorado Gathering System")
•the Paline Pipeline System
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the El Dorado Tank Assets and El Dorado Rail Offloading Racks
•the Tyler Tank Assets and Tyler Crude Tank
•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines and storage assets acquired in the Big Spring Logistic Assets Acquisition
•assets acquired in the Big Spring Gathering Assets Acquisition
•assets acquired in the Trucking Assets Acquisition
In addition to these operating systems, we own or lease 123 tractors and 324 trailers used to haul primarily crude oil and other products for related and third parties.
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and nine months ended September 30, 2020 and 2019:

Pipelines and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues:
Affiliates	$68,444	$39,304	$168,285	$112,694
Third-Party	3,035	5,281	14,587	16,733
Total Pipelines and Transportation	71,479	44,585	182,872	129,427
Cost of materials and other	14,342	4,947	31,622	17,871
Operating expenses (excluding depreciation and amortization presented below)	10,749	12,547	31,936	36,109
Segment contribution margin	$46,388	$27,091	$119,314	$75,447

Throughputs (average bpd)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
El Dorado Assets:
Crude pipelines (non-gathered)	78,244	49,477	76,750	43,446
Refined products pipelines to Enterprise Systems	55,740	43,518	55,315	32,242
El Dorado Gathering System	13,659	21,632	13,520	21,143
East Texas Crude Logistics System	22,591	25,391	15,705	21,045
Big Spring Gathering Assets (1)	90,719	—	85,845	—
Plains Connection System	104,314	—	96,961	—
(1) Throughputs for the Big Spring Gathering Assets are for approximately 180 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

42 |

Management's Discussion and Analysis
Comparison of the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net Revenues
Q3 2020 vs. Q3 2019
Net revenues for the pipelines and transportation segment increased by $26.9 million, or 60.3%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
YTD 2020 vs. YTD 2019
Net revenues for the pipelines and transportation segment increased by $53.4 million, or 41.3%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information; and
•increased revenues at our El Dorado Assets and Magnolia Pipeline as result of increased throughput during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019.

Cost of Materials and Other
Q3 2020 vs. Q3 2019
Cost of materials and other for the pipelines and transportation segment increased $9.4 million, or 189.9%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expenses proportionate to increase in fees, insurance, supplies and maintenance expenses.
YTD 2020 vs. YTD 2019
Cost of materials and other for the pipelines and transportation segment increased by $13.8 million, or 76.9%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increase in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q3 2020 vs. Q3 2019
Operating expenses for the pipelines and transportation segment decreased by $1.8 million, or 14.3%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and
•decrease in utilities and other variable expenses due to lower throughputs.
YTD 2020 vs. YTD 2019
Operating expenses for the pipelines and transportation segment decreased $4.2 million, or 11.6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and
•decrease in utilities and other variable expenses due to lower throughputs.

43 |

Management's Discussion and Analysis

Contribution Margin
Q3 2020 vs. Q3 2019
Contribution margin for the pipelines and transportation segment increased by $19.3 million, or 71.2%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition; and
•decreases in operating expenses.
YTD 2020 vs. YTD 2019
Contribution margin for the pipelines and transportation segment increased by $43.9 million, or 58.1%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, Magnolia Pipeline, and El Dorado Assets; and
•decreases in operating expenses.

44 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2020 and 2019:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues:
Affiliates	$26,966	$27,343	$121,454	$78,836
Third-Party	43,823	65,628	118,980	237,119
Total Wholesale Marketing and Terminalling	70,789	92,971	240,434	315,955
Cost of materials and other	46,350	67,647	174,255	244,842
Operating expenses (excluding depreciation and amortization presented below)	3,481	5,888	9,487	15,711
Segment contribution margin	$20,958	$19,436	$56,692	$55,402

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
East Texas - Tyler Refinery sales volumes (average bpd) (1)	73,417	83,953	70,376	74,607
Big Spring marketing throughputs (average bpd)	78,659	80,203	73,701	83,608
West Texas marketing throughputs (average bpd)	9,948	9,535	11,718	11,446
West Texas gross margin per barrel	$3.42	$4.82	$2.37	$4.83
Terminalling throughputs (average bpd) (2)	160,843	170,727	145,240	160,621

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019
Net Revenues
Q3 2020 vs. Q3 2019
Net revenues for the wholesale marketing and terminalling segment decreased by $22.2 million, or 23.9%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decreases in the average sales prices per gallon of gasoline and diesel sold partially offset by increases in the volumes sold in our West Texas marketing operations.
◦the volume of diesel sold increased by 1.8 million gallons, partially offset by a 0.1 million decrease of gasoline gallons sold; and
◦the average sales prices per gallon of gasoline and diesel sold decreased $0.60 per gallon and $0.76 per gallon, respectively.
YTD 2020 vs. YTD 2019
Net revenues for the wholesale marketing and terminalling segment decreased by $75.5 million, or 23.9%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decreases in the volume of diesel sold and in the average sales prices per gallon of gasoline and diesel, partially offset by increase in the volume gasoline sold in our West Texas marketing operations.
◦the volume of gasoline sold increased 14.3 million gallons partially offset by decrease of 9.7 million gallons in diesel sold; and
◦the average sales prices per gallon of gasoline and diesel sold decreased $0.51 per gallon and $0.71 per gallon, respectively.

45 |

Management's Discussion and Analysis
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q3 2020 vs. Q3 2019
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $21.3 million, or 31.5%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decreases in the average cost per gallon of gasoline and diesel sold, partially offset by increases in the volumes sold in our West Texas marketing operations.
◦the volume of diesel sold increased 1.8 million gallons, partially offset by a 0.1 million decrease of gasoline gallons sold; and
◦the average cost per gallon of gasoline and diesel sold decreased $0.53 per gallon and $0.74 per gallon, respectively.
YTD 2020 vs. YTD 2019
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $70.6 million, or 28.8%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decreases in the volume of diesel sold and in the average cost per gallon of gasoline and diesel sold partially offset by increase in the volume of gasoline sold in our West Texas marketing operations.
◦the volume of gasoline sold increased 14.3 million gallons partially offset by decrease of 9.7 million gallons in diesel sold; and

46 |

Management's Discussion and Analysis
◦the average cost per gallon of gasoline and diesel sold decreased $0.44 per gallon and $0.66 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three and nine months ended September 30, 2020 and 2019. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q3 2020 vs. Q3 2019
Operating expenses decreased by $2.4 million, or 40.9%, in the in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•lower operating costs associated with allocated contract services pertaining to certain of our assets; and
•decreases in variable expenses such as utilities, maintenance and material costs.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $6.2 million, or 39.6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•lower operating costs associated with allocated contract services pertaining to certain of our assets; and
•decreases in variable expenses such as utilities, maintenance and materials costs.

Contribution Margin
Q3 2020 vs. Q3 2019
Contribution margin for the wholesale marketing and terminalling segment increased by $1.5 million, or 7.8%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decreases in cost of materials and other due to decreases in average cost per gallon of diesel and gasoline sold as described above.
Such decreases were offset by;
•decreases in revenue due to decreases in average price per gallon of diesel and gasoline as described above.
YTD 2020 vs. YTD 2019
The increase of $1.3 million, or 2.3%, in contribution margin for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to decreases in cost of materials and other netted off with decreases in revenue as described above.

47 |

Management's Discussion and Analysis
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At September 30, 2020 our total liquidity amounted to $95.3 million comprised of $89.3 million in unused credit commitments under the DKL Credit Facility and $6.0 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay minimum quarterly cash distributions and operational capital expenditures, and we expect the same trend to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the significant decline in crude oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements. Management continues to actively respond to the impact of the COVID-19 Pandemic to enhance our liquidity position. Such actions include reducing planned capital expenditures for 2020, seeking alternative financing solutions and enacting cost reduction measures. Refer to the Business Overview section of this MD&A for a complete discussion of the uncertainties identified by management and the actions taken to respond to the COVID-19 Pandemic.
We believe we were in compliance with the covenants in all our debt facilities as of September 30, 2020. After considering the current and potential effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On October 27, 2020, we announced that the board of directors had declared a distribution of $0.905 per common unit (the "Distribution"), which equates to $39.3 million per quarter, based on the number of common units outstanding as of November 6, 2020. The Distribution is expected to be paid on November 12, 2020 to common unitholders of record on November 6, 2020 and represents a 2.8% increase over the third quarter 2019 distribution. We have set a range for distribution growth guidance of $0.005 - $0.015 per unit each quarter for 2020. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$3.62	$39,308	November 12, 2020 (1)	November 6, 2020
(1)Expected date of distribution.

48 |

Management's Discussion and Analysis

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$134,654	$86,871
Net cash used in investing activities	(116,419)	(141,377)
Net cash (used in) provided by financing activities	(17,756)	56,337
Net increase in cash and cash equivalents	$479	$1,831

Operating Activities
Net cash provided by operating activities was $134.7 million for the nine months ended September 30, 2020, compared to $86.9 million for the nine months ended September 30, 2019, resulting in a $47.8 million increase in net cash provided by operating activities. The cash receipts from customer activities decreased by $28.1 million and cash payments to suppliers and for allocations from Delek Holdings for salaries decreased by $65.4 million. In addition, cash dividends received from equity method investments increased by $8.4 million and cash paid for debt interest decreased by $2.1 million.
Investing Activities
Net cash used in investing activities decreased by $25.0 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in cash used in investing activities was primarily due to lower contributions to equity method investments during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 partially offset by the acquisition of the Big Spring Gathering Assets and Trucking Assets during the nine months ended September 30, 2020. We disbursed $11.8 million in additional contributions to our equity method investments during the nine months ended September 30, 2020 compared to $137.4 million during the nine months ended September 30, 2019.The Big Spring Gathering Assets Acquisition was partially financed with cash from drawdown of the DKL Credit Facility amounting to $100.0 million and the Trucking Assets Acquisition was financed with cash from drawdown of the DKL Credit Facility amounting to $48.0 million of which $0.5 million was recorded as investing activity with $47.6 million recorded in financing activities as a distribution to Delek and GP unitholders pursuant to the asset acquisitions under common control guidance. Transaction costs paid amounting to $1.0 million were capitalized for the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition. There was no asset acquisition during the nine months ended September 30, 2019. In addition there were additions to property, plant and equipment amounting to $6.9 million and distributions from equity method investments amounting $2.7 million during the nine months ended September 30, 2020 compared to additions to property, plant and equipment amounting to $5.0 million and distributions from equity method investments amounting to $0.8 million during the nine months ended September 30, 2019.
Financing Activities
Net cash provided by financing activities decreased $74.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in cash provided by financing activities was primarily due to the $47.6 million excess of purchase consideration over the carrying amount of the assets acquired in the Trucking Assets Acquisition treated as a distribution to Delek and GP unitholders pursuant to the asset acquisitions under common control guidance and $45 million paid to the general partner in the IDR Restructuring Transaction to eliminate the general partners' IDRs, convert the general partners economic interest to non-economic interest and issue 14 million common limited units. This was partially offset by the increase in net proceeds under the revolving credit facility (defined below). We received net proceeds of $172.3 million under the revolving credit facility during the nine months ended September 30, 2020, compared to net proceeds of $139.6 million under the revolving credit facility during the nine months ended September 30, 2019. In addition, we paid quarterly cash distributions totaling $97.5 million during the nine months ended September 30, 2020, compared to quarterly cash distributions totaling $83.3 million during the nine months ended September 30, 2019.
The sources of cash during the nine months ended September 30, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Big Spring Gathering Assets Acquisition and $48.0 million drawdown to finance the Trucking Asset Acquisition. The Big Spring Gathering Assets Acquisition was also financed by the issuance of 5.0 million units to Delek US Energy (a wholly owned subsidiary of Delek US Holdings, Inc.).

49 |

Management's Discussion and Analysis
Debt Overview
As of September 30, 2020, we had total indebtedness of $1,006.1 million comprised of $760.7 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility") and $245.4 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount. Deferred financing costs and original issue discount on the 2025 Notes amounted to $3.5 million and $1.1 million, respectively. The increase of $173.0 million in our long-term debt balance compared to the balance at December 31, 2019 resulted from the borrowings under the DKL Credit Facility during the nine months ended September 30, 2020 to finance the Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition, the IDR restructuring and amortization of the deferred financing costs and original issuance discount under our 2025 Notes. As of September 30, 2020, our total indebtedness consisted of:
•An aggregate principal amount of $760.7 million under the Delek Logistics Credit Facility ("revolving credit facility"), due on September 28, 2023, with average borrowing rate of 2.69%.
•An aggregate principal amount of $245.4 million, under the Delek Logistics Notes (6.75% senior notes), due in 2025, with effective interest rate of 7.22%.
We believe we were in compliance with the covenants in all our debt facilities as of September 30, 2020. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Equity Units Overview
On August 13, 2020, we closed the IDR Restruction Transaction. To effect this transaction, our partnership agreement was amended and updated. See Note 3 to our accompanying condensed consolidated financial statements for additional details.
In August 2020, we filed a shelf registration statement, which subsequently became effective, with the U.S. Securities and Exchange Commission for the proposed re-sale or disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of the securities by Delek Holdings.
On March 31, 2020, we issued 5.0 million units to Delek Holdings as part of the consideration for the Big Spring Gathering Assets Acquisition. In connection with the issuance of these units and in accordance with the Partnership Agreement, we issued additional general partner units in an amount necessary to maintain the 2% general partner interest as defined in the Partnership Agreement.
Contemporaneous with the above issuance, the Board of the general partner waived distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. The IDR Restructuring Transaction on August 13, 2020, permanently eliminated all of the IDRs. See Note 3 to our accompanying condensed consolidated financial statements for additional details.

50 |

Management's Discussion and Analysis
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2020 and planned capital expenditures for the full year 2020 by segment and by major category (in thousands):

	Full Year 2020 Forecast	Nine Months Ended September 30, 2020
Pipelines and Transportation
Regulatory (2)	$918	$318
Maintenance (1) (2)	1,531	149
Discretionary projects (2) (5)	11,124	2,957
Pipelines and transportation segment total	$13,573	$3,424

Wholesale Marketing and Terminalling
Regulatory (3)	$1,311	$1,085
Maintenance (1) (3)	758	395
Discretionary (3)	5,409	2,014
Wholesale marketing and terminalling segment total	$7,478	$3,494

Total capital spending (4)	$21,051	$6,918
(1)Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines, tanks and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek Holdings has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).
(2)The majority of the $0.9 million and $11.1 million budgeted for maintenance and discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and pipelines and developments to the Big Spring Gathering Assets, respectively. Effective March 31, 2020 and May 1, 2020, the pipelines and transportation segments includes the Big Spring Gathering Assets acquired in the Big Spring Gathering Assets Acquisition and Trucking Assets acquired in the Trucking Assets Acquisition, respectively. See Note 2 to our accompanying condensed consolidated financial statements for further information.
(3)The majority of the $0.8 million and $5.4 million budgeted for maintenance and discretionary projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and and improvements to certain of our terminalling facilities and developments on the Big Spring Refinery to Magellan Pipeline, respectively.
(4)Capital spending excludes transaction costs capitalized in the amount of $0.3 million and $0.7 million that relate to the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition, respectively.
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

51 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2020 would be to change interest expense by approximately $7.6 million.
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

52 |

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
ITEM 1A. RISK FACTORS
There were no material changes during the third quarter of 2020 to the risk factors identified in the Partnership’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
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
In response to the decline in demand, OPEC participating countries have agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2020. However, uncertainty about the duration of the COVID-19 Pandemic and its effect on economic activity has continued to place downward pressure on commodity prices.
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
The full impact of the ongoing COVID-19 Pandemic is unknown and is rapidly evolving. It is difficult to predict how significant the impact of the COVID-19 Pandemic, including any responses to it, will be on the United States and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of the COVID-19 Pandemic and the evolving governmental and private sector actions to contain the pandemic or treat its health, economic, and other impacts.

53 |

The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and the lack of resolution of disputes between the members of OPEC+.
To the extent the COVID-19 Pandemic and the developments in the global oil markets adversely affects our or Delek Holdings' business, financial condition, results of operation and liquidity, they may also impact our ability to sustain or increase quarterly distributions to our common unitholders or have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC after the date hereof.
Our general partner and its affiliates, including Delek Holdings, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.
Delek Holdings controls our general partner and appoints all of the officers and directors of our general partner. In addition, all of the officers and three of the directors of our general partner are also officers and/or directors of Delek Holdings. Although our general partner has a contractual obligation to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Delek Holdings. Conflicts of interest will arise from time to time between Delek Holdings and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Delek Holdings over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
•Our Partnership Agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.
•Neither our Partnership Agreement nor any other agreement requires Delek Holdings to pursue a business strategy that favors us or utilizes our assets, including whether to increase or decrease refinery production, whether to shut down or reconfigure a refinery or what markets to pursue or grow. The directors and officers of Delek Holdings have a fiduciary duty to make these decisions in the best interests of the stockholders of Delek Holdings, which may be contrary to our interests. Delek Holdings may choose to shift the focus of its investment and growth to areas not served by our assets.
•Delek Holdings, as our primary customer, has an economic incentive to cause us not to seek higher service fees, even if such higher fees could be obtained in arm’s-length, third-party transactions. Furthermore, under many of our commercial agreements with them, Delek Holdings' consent is required before we may enter into an agreement with any third party with respect to certain of our assets, including those that serve the El Dorado, Tyler and Big Spring Refineries, and Delek Holdings has an incentive to cause us not to pursue such third-party contracts in certain circumstances.
•Our general partner is allowed to take into account the interests of parties other than us, such as Delek Holdings, in resolving conflicts of interest.
•All of the officers and three of the directors of our general partner are also officers and/or directors of Delek Holdings and owe fiduciary duties to Delek Holdings. These officers will also devote significant time to the business of Delek Holdings and will be compensated by Delek Holdings accordingly.
•Delek Holdings may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.
•Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.
•Disputes may arise under our commercial agreements with Delek Holdings.
•Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership units and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash available for distribution to our unitholders.
•Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders.
•Our general partner determines which costs incurred by it are reimbursable by us.

54 |

•Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution to the common units held by Delek Holdings who controls the general partner.
•Our Partnership Agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.
•Our general partner intends to limit its liability regarding our contractual and other obligations.
•If at any time our general partner and its affiliates together own 85% or more of our outstanding common units, then our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates. This 85% threshold will automatically decrease to 80% if at any time our general partner and its affiliates together own less than 77% of our outstanding common units.
•Our general partner controls the enforcement of the obligations that it and its affiliates owe to us, including Delek Holdings’ obligations under the Omnibus Agreement and its commercial agreements with us.
•Our general partner decides whether to retain separate counsel, accountants or other advisers to perform services for us.

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1
Second Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated August 13, 2020 (incorporated by reference to Exhibit 3.1 of the Partnership’s Form 8-K filed on August 14, 2020).

3.2
Fourth Amended and Restated Limited Liability Company Agreement of Delek Logistics GP, LLC, dated August 13, 2020 (incorporated by reference to Exhibit 3.2 of the Partnership’s Form 8-K filed on August 14, 2020).

10.1
First Amendment to Third Amended and Restated Credit Agreement, dated as of August 12, 2020, by and among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on August 14, 2020).

10.2
Exchange Agreement, dated as of August 13, 2020, by and between Delek Logistics Partners, LP and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on August 14, 2020).

31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).
104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

55 |

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

Dated: November 6, 2020

56 |