Form 10-K
period 2020-12-31
Delek Logistics Partners, LP
filed 2021-03-01
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2020 was approximately $189,900,000, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 19, 2021, there were 43,443,336 common limited partner units.
Documents incorporated by reference: None

Table of Contents
Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2020

Business

Unless otherwise noted or the context requires otherwise, references in this report to "Delek Logistics Partners, LP," the "Partnership," “we,” “us,” or “our” or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless otherwise noted or the context requires otherwise, references in this report to "Delek Holdings" refers collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than the Partnership and its subsidiaries and its general partner.
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
Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission ("SEC") and are available on our website (in the "SEC Filings" section) free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our corporate governance guidelines, code of business conduct and ethics and the charters of the audit committee and environmental, health and safety committee of the board of directors of our general partner in the "Corporate Governance" section of our website. We will provide any of these documents to any unitholder that makes a written request to the Corporate Secretary, Delek Logistics, GP, LLC, general partner of Delek Logistics Partners, LP, 7102 Commerce Way, Brentwood, TN 37027.
PART I
ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
Company Overview
Delek Logistics Partners, LP is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The following chart illustrates the Partnership's structure as of December 31, 2020:

Business
The following map outlines the location of our assets and operations, which are described in greater detail under "—Assets and Operations—Pipelines and Transportation Segment" and "—Assets and Operations—Wholesale Marketing and Terminalling Segment."

Cushing
Hewitt
RED RIVER
Nashville
Knoxville
Brentwood
Little Rock
Memphis
GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Springs
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
CADDO
Tyler
Longview
Monroe
RIO
Midland
Rio State Line Terminal
Waco
PALINE PIPELINE
Krotz Spring
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Greenville
Mt. Pleasant
Big Sandy
Kilgore
PALINE
Henderson
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Corporate Headquarters
Crude Tank Farm
Crude Pipeline
Joint Venture Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery
Product Terminal

•The above map is exclusive of the assets acquired in connection with the Big Spring Gathering Assets Acquisition effective March 31, 2020.
Our existing assets are integral to and dependent on the success of Delek Holdings' refining operations, as the majority of our assets are contracted exclusively to Delek Holdings in support of Delek Holdings' refineries located in Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery"). Delek Holdings is our primary customer and is responsible, directly and indirectly, for the majority of our contribution margin (as defined in "—Major Customers").
The principal activities of the business are listed below:

Partnership Overview (1)
Primary Operations:	we own and operate crude oil, intermediate and refined products pipelines and transportation, storage, wholesale marketing, terminalling and offloading assets, almost all of which were previously owned, operated or held by Delek Holdings, and assets acquired from unrelated third parties.
Fee-Based Revenue Sources (2) (3) :	gathering, transporting and storing crude oil and marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and West Texas.
Other Revenue Sources:	sales of wholesale products in the West Texas market.
Crude oil pipeline joint ventures:	Andeavor Logistics RIO Pipeline LLC (33% interest)
Caddo Pipeline LLC (50% interest)
Red River Pipeline Company LLC (33% interest)
(1) We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of such income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and the fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of the partner's units and the taxable income allocation requirements under the Partnership's Second Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement").
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

Business
Significant Acquisitions
Trucking Assets Acquisition
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets from Delek Holdings. The total consideration was approximately $48 million in cash financed with a combination of cash on hand and borrowings under the DKL Credit Facility. The Trucking Assets are recorded in our pipeline and transportation segment and include approximately 150 trucks and trailers. The Trucking Assets Acquisition was considered a transaction between entities under common control. See Note 3 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was comprised of $100 million in cash and 5.0 million common limited partner units. The Big Spring Gathering Assets are recorded in our pipelines and transportation segment and include crude oil pipelines, approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets. The Big Spring Gathering Assets Acquisition was considered a transaction between entities under common control. See Note 3 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
Big Spring Logistics Assets Acquisition
In March 2018, the Partnership acquired storage tanks and terminals that support our Big Spring, Texas Refinery (the "Big Spring Logistics Assets") from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery (the "Big Spring Logistics Assets Acquisition"). The Big Spring Logistics Assets include approximately 70 storage tanks, four salt wells and certain ancillary assets (such as tank pumps and piping) with an active shell capacity of approximately 3.0 million barrels as well as certain crude oil and refined product pipelines. The primary crude oil pipeline is a 10-mile pipeline, with a capacity of approximately 250,000 barrels per day ("bpd"). The refined product pipeline is a 40-mile pipeline with a capacity of approximately 20,000 bpd.
2020 Developments
Red River Expansion Project
In August 2020, Red River Pipeline Company LLC ("Red River"), a joint venture accounted for as an equity method investment which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity from 150,000 bpd to 235,000 bpd. The expansion project commenced operations on October 1, 2020.
Restructuring Transaction
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the Incentive Distribution Rights ("IDRs") held by the general partner and convert the 2% economic general partner interest into a non-economic general partner interest, both in exchange for 14.0 million newly issued common limited partner units and $45.0 million in cash (the "IDR Restructuring Transaction"). See Note 4 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
In August 2020, we filed a shelf registration statement with the SEC, which subsequently became effective, for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of the securities by Delek Holdings.
Inflation Adjustments
On July 1, 2020, the tariffs on our Federal Energy Regulatory Commission (the "FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustment using the FERC indexing increased approximately 2%, the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek Holdings and third parties, the fees adjusted based on the consumer price index increased 1.6%, and the fees adjusted based on the producer price index decreased approximately 1.2%.
IDR Waiver
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner waived distributions in respect of the IDRs associated with the 5.0 million newly issued common limited partner units ("Additional Units") for at least two years, through at least the distribution for the quarter ended March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduces the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution

Business
made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. The Restructuring Transaction on August 13, 2020, permanently eliminated all of the IDRs. See Note 4 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

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
A summary of our principal assets, as of December 31, 2020, is provided in the table below and in greater detail under the segment that uses such assets. We believe that our assets are adequate for our operations and adequately maintained.

Our Assets /Facilities
Terminals	10 light product distribution terminals
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system (1)	approximately 900
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	Approximately 10.2 million barrels of active shell capacity
Crude oil storage tanks located at our refineries	various capacities located on-site at Delek Holdings' Tyler, El Dorado and Big Spring refineries
(1) We managed construction of the approximately 250-mile gathering system in the Permian Basin connecting to Delek Holdings' Big Spring, Texas terminal. As of December 31, 2020, approximately 178 miles of the gathering system were completed and operational. We acquired the completed gathering system from Delek Holdings in March 2020. We continue to manage the construction of the gathering system that was not acquired by the Partnership. Additionally, in connection with the Decommissioning Project (as defined below under " —Pipelines and Transportation Segment"), we decommissioned approximately 350 miles of gathering lines. See "—Pipelines and Transportation Segment" for additional detail. These gathering lines are included in this number.

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
Facilities
Our Nettleton Station and our Bradford Station are located on properties that are owned by third parties in which we have leasehold interests. Our North Little Rock Terminal, our El Dorado Terminal and tank farm, our Tyler Terminal and tank farm, the El Dorado Rail

Business
Offloading Racks, the Tyler Crude Tank and the Big Spring Logistics Assets are located on property leased from third parties and Delek Holdings.
Liens and Encumbrances
Substantially all of the assets described above are pledged under and encumbered by our credit agreement. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Corporate Headquarters
Delek Holdings leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee 37027. The lease is for 54,000 square feet and expires in April 2022. We pay Delek Holdings a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read Items 1 and 2. "Business and Properties—Commercial Agreements—Other Agreements with Delek Holdings."

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
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (the “ICA”) and by state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission and the Arkansas Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with all applicable reporting requirements for these pipelines. Some of our pipelines have received waivers from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements. See "Governmental Regulation and Environmental Matters—Rate Regulation of Petroleum Pipelines" of this Annual Report on Form 10-K, for more information on the FERC imposed tariffs.

Business
The following table summarizes information with respect to our pipelines:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (bpd)	Commodity	Associated Refinery	Origin/Termination Point	Third-Party System Connections

El Dorado Assets (4)
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
East Texas Crude Logistics System
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
Big Spring Logistics Assets
Refined Product Pipeline	6	40	20,000 (10)	refined product	Big Spring	Big Spring, TX to Midland, TX	N/A
Primary crude oil pipeline	Various	20	250,000	crude oil	Big Spring	N/A	N/A
(1) Third-party pipelines connect to the Magnolia Pipeline near Louisiana, which allows for the receipt of crude oil transported from Longview, Texas.
(2) The Magnolia Station has a storage facility with approximately 230,000 barrels of active shell capacity. It is also where Magnolia and El Dorado Assets and El Dorado Gathering System have origination and destination points, as the case may be.
(3) Upon reaching Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192, a 150,000 barrel capacity storage tank ("Tank 192") or to Tank 120, an 80,000 barrel capacity storage tank ("Tank 120"), which receives heavier asphaltic crudes. At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the El Dorado Gathering System, is routed through Sandhill Station. We own Tank 192 and Tank 120 and lease the underlying ground from Lion Oil under a long-term ground lease.
(4) The pipelines in the El Dorado Assets also have injection points where crude oil gathered from the El Dorado Gathering System can be injected and then transported to the El Dorado Refinery. The El Dorado Assets also have crude oil storage tanks and facilities ancillary to the operation of the pipeline system. Tankage assets include158 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately

Business
2.5 million barrels (the "El Dorado Tank Assets"). The El Dorado Assets are capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two.
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
(7) The Longview to Nederland Pipeline includes a three-mile section that runs north from Kilgore, Texas. In addition, a new connection has been installed near Vidor, Texas which will connect with a third party pipeline terminating at the Jefferson Energy Terminal in Beaumont, Texas. Service to this destination point is expected to begin on or around April 1, 2021.
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
(10) We lease the capacity on this pipeline to Delek Holdings' Big Spring refinery for an annual fee of $0.9 million annually.

El Dorado Gathering System and El Dorado Assets
We own a system of common carrier pipelines that primarily gathers and transports crude oil and condensate that is purchased from various crude oil producers in Arkansas, Texas and Louisiana by Delek Holdings or a third party to whom Delek Holdings has assigned certain of its rights (the "El Dorado Gathering System"). The El Dorado Gathering System includes approximately 700 miles of two to eight inch crude oil gathering and transportation lines located primarily within a 60-mile radius of the El Dorado Refinery in southern Arkansas and northern Louisiana. In addition, the gathering system transports small volumes of crude oil that are received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are ultimately transported to the El Dorado Refinery for processing. In addition, a pipeline within the El Dorado Gathering System transports minimal crude oil for third party shippers pursuant to a common carrier tariff.
The El Dorado Gathering System includes 59 crude oil storage tanks and breakout tanks with a total combined active shell capacity of approximately 0.6 million barrels (including Tank 120, Tank 192), 17 truck receipt locations, approximately 500 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the Magnolia Station, the El Dorado Pipeline System or directly to the El Dorado Refinery. We also have approximately 0.6 million barrels of combined shell capacity that is currently not in service.
We decommissioned certain sections of the El Dorado Gathering System from late 2018 to August 2019 in an effort to improve the safety and integrity of the system (the "Decommissioning Project"). The decommissioned mileage was approximately 350 miles. The pipelines that were decommissioned remained physically in place, and the decommissioning did not have material effect on our financial results.
The table below includes certain operating statistics for our El Dorado Assets and El Dorado Gathering System:

Throughputs (average bpd)
	Year Ended December 31,
	2020	2019	2018
El Dorado Assets:
Crude pipelines (Non-gathered) (1)	74,179	49,485	51,992
Refined Products Pipelines to Enterprise System	53,702	37,716	45,728
El Dorado Gathering System	13,466	15,325	16,571
(1) Excludes crude oil gathered on the El Dorado Gathering System and injected into our El Dorado Assets.

Business
The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

Throughputs (average bpd)
	Year Ended December 31,
	2020	2019	2018
East Texas Crude Logistics System (1)	15,960	19,927	15,696
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
(1) The Nettleton Station is located on property that we lease from a third party, as described in more detail above in Items 1 and 2. "Business and Properties - Assets and Operations."

Big Spring Gathering Assets
We own a system of common carrier pipelines that primarily gathers and transports crude oil. The Big Spring Gathering System (the "Big Spring Gathering System") includes approximately 200 miles of crude oil gathering and transportation lines with approximately 350,000 bpd capacity located primarily near the Big Spring Refinery in Texas, which provide access to hydrocarbons directly from wellheads located in the Permian Basin.
The table below includes certain operating statistics for our Big Spring Gathering Assets:

Throughputs (average bpd)
	Year Ended December 31,
	2020	2019	2018
Big Spring Gathering System (1)	82,817	—	—
Plains Connection System (1)	104,770	—	—
(1) Throughputs for the Big Spring Gathering System and the Plains Connection System are for approximately 275 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Other Pipeline and Transportation Assets
The Partnership also owns additional assets or leases capacity on additional assets that are used to support Delek Holdings' refineries or that are used in our operations but may not be adjacent to or directly on the properties owned by such refineries. These include various pipelines and tankage assets and trucking assets listed below:
•five tanks with an aggregate active shell capacity of approximately 180,000 barrels at a terminal in North Little Rock, Arkansas;
•264 tractors and 353 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties; and

Business
•an 76-mile pipeline, connecting the Greenville Storage Facility and the Mount Pleasant Terminal, which storage facility has four tanks with an aggregate active shell capacity of approximately 330,000 barrels and is connected to the Explorer Pipeline System.

Wholesale Marketing and Terminalling Segment
Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of commodity and refined product prices in our West Texas operations, which depend on many factors, including demand and supply of refined products in the West Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. Effective March 1, 2018, this segment also includes the wholesale marketing and terminalling assets acquired in the Big Spring Logistics Assets Acquisition. See Item 6, Selected Financial Data of this Annual Report on Form 10-K for additional information. As of December 31, 2020, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery and the Big Spring Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek Holdings. See “Commercial Agreements—Other Agreements with Third Parties—West Texas." Also see Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2020, 2019 and 2018, we present the results for the period during which we owned the relevant assets, as delineated in any notes accompanying the tables.
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

	Year Ended December 31,
	2020	2019	2018
Sales volumes (average bpd):	71,182	74,206	77,487

West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas.
We own approximately 100 miles of product pipelines in West Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. We purchase products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings shipped product that was produced at the Big Spring Refinery. We are currently constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that will allow Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2020 at the Abilene and San Angelo terminals associated with our marketing activities. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."

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

	Year Ended December 31,
	2020	2019	2018
Throughput (average bpd)	11,264	11,075	13,323
Gross margin (in thousands)	$9,775	$17,964	$27,082
Gross margin per barrel	$2.37	$4.44	$5.57

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
The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2020.

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
(3) Excludes approximately 2,300 barrels of shell capacity that is currently not in service.
(4) See "Pipelines and Transportation Segment—Tyler Assets," " Pipelines and Transportation Segment—El Dorado Gathering System and El Dorado Assets," and "Pipelines and Transportation Segment—Other Pipeline and Transportation Assets" above for a discussion of the storage tanks associated with these terminals.

Business
The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended December 31,
	2020	2019	2018
Throughput (average bpd):
Tyler, TX	72,484	75,415	78,343
Duncan, OK	34,214	41,731	37,679
El Dorado, AR	10,334	10,749	12,086
Memphis, TN	9,912	9,671	6,996
North Little Rock, AR	9,033	8,497	7,437
Nashville, TN	5,524	7,207	8,040
Mount Pleasant, TX	4,048	5,402	7,623
Big Sandy, TX	1,702	1,403	3,080
Total (average bpd)	147,251	160,075	161,284

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

Caddo Pipeline LLC ("CP LLC")	50%	Joint venture that operates an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline")
Red River Pipeline Company LLC ("Red River")	33%	Joint venture that operates a 16-inch crude oil pipeline between Oklahoma and Texas with prior capacity of 150,000 bpd and increased capacity of 235,000 bpd after completion of the expansion project in August 2020 (the "Red River Pipeline")

Commercial Agreements
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services to Delek Holdings, including crude oil gathering; crude oil, intermediate and refined products transportation and storage services; and marketing, terminalling and offloading services. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. The initial term of certain of these agreements expired in November 2017. Delek Holdings opted to renew these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings with respect to the Tyler Refinery, the initial term has been extended through 2026. The term of certain of our agreements with Delek Holdings were extended through March 2024 in connection with the amended and restated DKL Credit Facility in the fourth quarter of 2018. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating LLC ("OpCo") and certain of the Partnership’s and Delek Holdings’ other subsidiaries (as amended from time to time, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings.
The Partnership is currently managing a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating services agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The majority of the gathering system has been constructed and was contributed to the Partnership in March 2020 (see "Significant Acquisitions - Big Spring Gathering Assets"); however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the Delek Permian Gathering Project and will oversee certain functions such as oversight of project design, procurement and construction of project segments and provide other related services. The DPG Management Agreement extends through December 2022.

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
West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in West Texas are on a wholesale basis. Product purchased from Delek Holdings is produced by the Big Spring Refinery. Products purchased from Delek Holdings are generally based on daily market prices at the time of sale limiting exposure to fluctuating prices. Products purchased from third parties are generally based on daily market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.
Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to financing arrangements between Delek Holdings and its subsidiaries, Lion Oil Company, LLC, Lion Oil Trading & Transportation, LLC and Alon USA LP (all hereinafter referred to together as "Delek Holdings"), to which we are not a party, and J. Aron & Company ("J. Aron"), Delek Holdings assigned to J. Aron certain of its rights under our specific terminalling agreements, pipelines, storage and throughput facilities agreements, and asphalt services agreements. Accordingly, even though this is effectively a financing arrangement for Delek Holdings whereby J. Aron sells the product back to Delek Holdings, J. Aron is technically our primary customer under each of these agreements.
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
Delek Holdings, directly or indirectly, accounted for 89%, 87% and 83% of our contribution margin under our commercial agreements with Delek Holdings for the years ended December 31, 2020, 2019 and 2018, respectively. For more information pertaining to these agreements, see "Commercial Agreements." Our other customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.
Delek Holdings, directly or indirectly, accounted for 67.4%, 44.8% and 36.6% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Sunoco LP accounted for 5.6%, 14.5% and 15.9% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Business
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
As certain of our logistic assets are on site at certain of Delek Holdings refineries and as a result of our contractual relationships with Delek Holdings related to its refineries, we do not believe that we face significant competition for the transportation and storage of crude oil or refined products to or from the refineries, particularly during the terms of the commercial agreements applicable to our pipeline and transportation assets. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings.
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
Pursuant to separate exclusive marketing agreements with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke) and certain refined products located at or sold from the Big Spring Refinery to various customers in return for a marketing fee. The current terms of the agreements for services provided with respect to products produced at the Tyler Refinery and the Big Spring Refinery expire in 2026 and 2028, respectively. As a result, we do not believe that we will face significant competition for these services from third parties. In addition, as a result of our physical integration with the Tyler Refinery and the Big Spring Refinery, and our contractual relationships with Delek Holdings related to both refineries, we do not believe that we will face significant competition for the storage or throughput of intermediate or refined products at the refineries, particularly during the term of our agreements with Delek Holdings. Delek Holdings' Tyler Refinery and Big Spring Refinery are the only full-range product supplier within 100 miles; therefore, we believe their location gives the refineries a natural advantage over more distant competitors.
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

Business
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
The United States Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (or the "Pipeline Safety Act") gives the PHMSA the power to assess penalties of up to $222,504 per violation per day of violation, and up to $2,222,034 for a series of related violations. These amounts are subject to inflation adjustments as well. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We work closely with our industry associations to participate with and monitor PHMSA's efforts.
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
Releases of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage or natural resources damages. See "Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts could directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. There have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. See Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of commitments and contingencies related to crude oil releases.
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

Business
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

Business
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

Risk Factors
ITEM 1A.  RISK FACTORS
An investment in the Partnership involves a high degree of risk. Numerous factors, including those discussed below in Item 1A, Risk Factors, may limit our ability to successfully execute our business and growth strategies. You should carefully consider all of the information set forth and incorporated by reference in this Annual Report in deciding whether to invest in the Partnership. Among these important risks are the following:
•Our relationship with Delek Holdings and its financial condition subjects us to potential risks that are beyond our control.
•If we are unable to generate sufficient cash flow, our ability to pay quarterly distributions to our common unitholders, at all or at current levels or our ability to increase our quarterly distributions in the future could be impaired materially.
•Our assets and operations are subject to federal, state and local laws and regulations relating to environmental protection, pipeline integrity and safety that could require us to make substantial expenditures. In addition, our business involves the risks of spills, releases and emissions from our facilities, which could require us to make substantial expenditures and subject us to fines and penalties.
•A material decrease in wholesale fuel margins or in the quantity of barrels sold to wholesale customers could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distribution to unitholders.
•If Delek Holdings satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek Holdings, our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders could suffer.
•A material reduction in the volumes of crude oil or refined products that we handle for Delek Holdings could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders. Our substantial dependence on Delek Holdings' Tyler, El Dorado and Big Spring refineries, as well as the lack of diversification of our assets and geographic locations, could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
•A material decrease in the supply of attractively priced crude oil could materially reduce the volumes of crude oil and refined products that we transport and store, which could materially and adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
•Our ability to expand may be limited if Delek Holdings’ business does not grow as expected.
•The costs, scope, timelines and benefits of any construction projects we undertake may deviate significantly from our original plans and estimates, which could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
•A shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
•If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make quarterly cash distributions may be diminished or our financial leverage could increase.
•An interruption or reduction of supply and delivery of refined products to our wholesale marketing business could result in a decline in our sales and profitability.
•We are exposed to the credit risks and certain other risks of our key customers and other contractual counterparties, including Delek Holdings, and any material nonpayment or nonperformance by our key customers or other counterparties could adversely affect our business.
•Restrictions in our revolving credit facility and in the indenture governing the 2025 Notes could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
•Our debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
•Transportation on certain of our pipelines is subject to federal or state regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders.
•Delek Holdings’ level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings’ level of indebtedness and creditworthiness.
•Our right of first offer to acquire certain of Delek Holdings’ existing logistics assets and certain assets that it may acquire or construct in the future is subject to risks and uncertainty, and we ultimately may not acquire any of those assets.
•Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating and capital costs and reduced demand for our products and services.
•Our general partner and its affiliates, including Delek Holdings, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.
•Our Partnership Agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties.
•Delek Holdings may compete with us.
•Holders of our common limited partner units have limited voting rights and are not entitled to elect our general partner or its directors.
•Our Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common limited partner units.
•The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
•Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us. A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.
•As a result of investing in our common limited partner units, our unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
•The ongoing COVID-19 Pandemic and certain developments in the global oil market have had, and may continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.
Risks Relating to Our Business
Our relationship with Delek Holdings and their financial condition subjects us to potential risks that are beyond our control.
Delek Holdings, directly or indirectly, accounted for approximately 89%, 87% and 83% of our contribution margin for the years ended December 31, 2020, 2019 and 2018, respectively, and is the only customer for a substantial majority of our assets, including but not limited to our assets used to support the Tyler Refinery and the majority of our terminalling assets. In addition, Delek Holdings is, effectively, through supply and offtake agreements with its assignee, the principal customer for our Big Spring Logistics Assets used to support the Big Spring Refinery and our Lion Pipeline System, the Gathering Assets, our El Dorado, Memphis and North Little Rock terminals. Please see Items 1 and 2. "Business and Properties—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." As we expect to continue to derive the substantial majority of our margins from Delek Holdings, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings’ assignees. If Delek Holdings were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek Holdings’ management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek Holdings' obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek Holdings. If Delek Holdings fails to renew these contracts as they come up for renewal, or if Delek Holdings fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated as a result of our performance failure or for any other reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek Holdings’ or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek Holdings and its assignees, including, but not limited to, the following:
•the timing and extent of changes in the costs and availability of crude oil and other refinery feedstocks (including prolonged periods of low crude oil prices that could impact production of inland crude oil and reduce the amount of cost advantaged crude oil available and/or the discount of such crude oil as compared to other crude oil) and in the price and demand for Delek Holdings' refined products;
•the risk of contract cancellation, non-renewal or failure to perform by Delek Holdings’ suppliers or customers, and Delek Holdings’ inability to replace such suppliers, contracts, customers and/or revenues;
•disruptions due to equipment interruption or failure or other events at Delek Holdings’ facilities, or at third-party facilities on which Delek Holdings’ business is dependent;

Risk Factors
•the effects of economic downturns on Delek Holdings’ business and the business of its suppliers, customers, business partners and lenders;
•changes in global and local economic conditions, e.g., as a result of the outbreak of the COVID-19 Pandemic;
•Delek Holdings’ ability to remain in compliance with its contracts;
•Delek Holdings’ ability to remain in compliance with the terms of its outstanding and any future indebtedness;
•changes in the cost or availability of third-party pipelines, terminals and other means of delivering and transporting crude oil, feedstocks and refined products;
•state and federal environmental, economic, health and safety, energy and other policies and regulations, and any changes in those policies and regulations;
•environmental incidents and violations and related remediation costs, fines and other liabilities; and
•changes in crude oil and refined product inventory levels and carrying costs.
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
Furthermore, conflicts of interest may arise between Delek Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. We have no control over Delek Holdings or our general partner, and Delek Holdings may elect to pursue a business strategy or make other decisions that do not favor us or our business. See “Risks Relating to Our Partnership Structure—Our general partner and its affiliates, including Delek Holdings, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.”
The current COVID-19 Pandemic, any related “subsequent waves” of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 outbreak and its development into a pandemic in March 2020 (the “COVID-19 Pandemic” or the “Pandemic”) could materially adversely affect our business and operations beyond 2020. In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. The global COVID-19 Pandemic has resulted in a dramatic reduction in airline flights and has reduced the number of vehicles on the road. Governmental actions in response to the COVID-19 Pandemic have resulted in significant business and economic disruptions in the markets we serve, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. These impacts have negatively impacted and will likely continue to negatively impact worldwide economic and commercial activity, financial markets, and demand for and prices of oil and gas products for the foreseeable future. These impacts may also precipitate a prolonged economic slowdown and recession.
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
The COVID-19 Pandemic has resulted in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel, and reducing capital expenditures. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to successfully execute

Risk Factors
our business operations could be adversely impacted. In addition, while we have had no COVID-related impairments to date, the continued effects of the COVID-19 Pandemic could result in impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material. Also, our relationship with Delek Holdings subjects us to the risk that the COVID-19 Pandemic may impact the financial condition, financial results or cash flows of Delek Holdings, may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders.
The full impact of the ongoing COVID-19 Pandemic is unknown and is rapidly evolving. It is difficult to predict how significant the impact of the COVID-19 Pandemic, “subsequent waves” of the COVID-19 Pandemic, or an additional regional or global disease outbreak, including any responses to such events, will be on the United States and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of the COVID-19 Pandemic, the evolving governmental and private sector actions to contain the pandemic or treat its health, economic, and other impacts, and the timing and effectiveness of the ongoing rollout of currently available vaccines.
The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and the lack of resolution of disputes between the members of OPEC+.
To the extent the COVID-19 Pandemic and the developments in the global oil markets adversely affects our or Delek Holdings' business, financial condition, results of operation and liquidity, they may also impact our ability to sustain or increase quarterly distributions to our common unitholders or have the effect of heightening many of the other risks described in this “Risk Factors” section of this Annual Report on Form 10-K.
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
Our operations are subject to all of the risks and operational hazards inherent in gathering, transporting and storing crude oil and intermediate and refined and other products, including:
•business interruption due to maintenance and repairs or mechanical or structural failures with respect to our assets, or our facilities or with respect to third-party assets or facilities on which our operations are dependent, including Delek Holdings’ assets or facilities;
•operational errors that result in a loss of physical integrity or performance in our pipelines and facilities;
•deterioration of the condition of our pipelines and facilities through age, use and disuse;
•damages to our assets and surrounding properties caused by earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of sabotage or terrorism;
•damages to and loss of availability of interconnecting third-party pipelines, terminals and other means of delivering crude oil, feedstocks and refined petroleum products;
•the inability of third-party facilities on which our operations are dependent, including Delek Holdings’ facilities, to complete capital projects and to restart timely refining operations following a shutdown;
•curtailments of operations as a result of severe seasonal weather;
•inadvertent damage to pipelines from construction, farm and utility equipment;
•constrained pipeline and storage infrastructure;
•disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attacks; and
•other hazards.
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

Risk Factors
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
Under the Omnibus Agreement, Delek Holdings has also agreed to reimburse us for certain losses related to certain asset failures, which provisions expire at various times depending on the asset involved. See Items 1 and 2. "Business and Properties—Commercial Agreements—Other Agreements with Delek Holdings." However, upon such expiration, or if Delek Holdings were to default under the Omnibus Agreement or otherwise fail to satisfy its obligations to us, and insurance coverage was not otherwise available or was otherwise available only at substantial retention levels or cost, we could suffer significant losses that could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to generate sufficient cash flow, our ability to pay quarterly distributions to our common unitholders at all or at current levels or our ability to increase our quarterly distributions in the future could be impaired materially.
Our ability to pay quarterly distributions depends primarily on cash flow, including cash flow from operations, cash from financial reserves, cash from credit facilities and cash from potential capital markets transactions, and not solely on profitability, which is affected by non-cash items. As a result, we may pay cash distributions during periods of losses and may be unable to pay cash distributions during periods of income. Our ability to generate sufficient cash flow is largely dependent on our ability to manage our business successfully, but may also be affected by economic, financial, competitive, regulatory and other factors beyond our control. For example, we may not be able to obtain debt or equity financing on terms that are favorable to us, if at all, and we may be required to fund our working capital requirements principally with cash generated by our operations and borrowings under our credit facilities and not to increase or pay distributions.
We may not have sufficient available cash each quarter to enable us to pay distributions at current levels or at all. In addition, even if we are able to make distributions, because the cash we generate will fluctuate from quarter to quarter, quarterly distributions, or any period over period growth in such distributions, may also fluctuate, or even decrease, from quarter to quarter. Any failure to pay distributions at expected levels could result in a loss of investor confidence and a decrease in the trading price of our units.
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

Risk Factors
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
Transportation and storage of crude oil and products involves inherent risks of spills and releases and emissions into the air from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. We have historically experienced multiple releases and spills from our facilities and are subject to ongoing remediation and/or monitoring projects and enforcement actions. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of crude oil and products over water, or proximate to navigable bodies of water, involves inherent risks (including risks of spills) and could subject us to the provisions of the OPA, the Clean Water Act and similar state environmental laws should a spill occur from our facilities. See Items 1 and 2. "Business and Properties—Governmental Regulation and Environmental Matters—Water." Among other things, the OPA requires us to prepare a facility response plan identifying the personnel and equipment necessary to remove, to the maximum extent practicable, a “worst case discharge.” While our plans are designed to mitigate environmental impacts, such plans may not protect us from all liability associated with the discharge of crude oil or products into navigable waters.
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
PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for hazardous liquids pipelines located where a leak or rupture could affect “high consequence areas” that are populated or environmentally sensitive areas, although recent rulemaking is extending certain requirements beyond high consequence areas. PHMSA has also issued regulations that subject certain rural low-stress hazardous liquids pipelines to the integrity management requirements. The integrity management regulations require operators, including us, to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•maintain processes for data collection, integration and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating actions.
PHMSA also carries out the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the "2011 Pipeline Safety Act"), which increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, imposed new emergency response and incident notification requirements and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Protecting our Infrastructure of Pipelines and Enhancing Safety Act (the "PIPES Act") was finalized in 2016, reauthorizing PHMSA’s pipeline safety programs through 2019 and directing PHMSA to complete unfinished mandates of the 2011 Pipeline Safety Act. The PIPES Act of 2020 was enacted on December 27, 2020 and reauthorizes the U.S. federal pipeline safety program after the PIPES Act of 2016 expired on September 30, 2019.
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

Risk Factors
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
Our wholesale fuel sales in our West Texas business are made to third party customers. The margins we earn on these sales, and the quantity of barrels we sell, are dependent on a number of factors outside our control, including the overall supply of refined products, overall market conditions, the demand for these products, competition from third parties, the price of ethanol and the value of renewable identification numbers ("RINs") we receive from blending renewable fuels. Specifically, among other circumstances, the margins we earn through these activities may be adversely impacted in the event of excess supply of refined products or decreased customer demand. Political instability and global health crises, such as the COVID-19 Pandemic, can also impact the global economy and decrease worldwide demand for oil and refined products. These supply and demand dynamics are subject to day-to-day variability and may result in volatility in the margins that we achieve. These, and other dynamics, may also result in our customers reducing their purchases of product from us in favor of purchasing more product from other refiners or suppliers. Further, decreases in the value of RINs could impact our margins in our wholesale business. In addition, our margins are affected by the price we pay for ethanol, which is blended into certain refined products. We occasionally lock in ethanol prices by committing to purchase ethanol in the future at a certain price. If the spot price for ethanol at the time we actually take delivery of such product is less than what we paid for it, our margins could be negatively impacted. Price risk management programs established to hedge price volatility may not perform as intended, which may negatively impact our margins. Extended periods of market conditions that result in us earning margins lower than anticipated or in us selling fewer barrels of product to wholesale customers, for any of the reasons set forth above or otherwise, could adversely affect our financial condition, results of operations and cash flows.
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
Our commercial agreements with Delek Holdings and third parties provide that the counterparty may, depending on the commercial agreement, suspend, reduce or terminate its obligations to us under the applicable agreement, including the requirement to pay the fees associated with the applicable minimum volume commitments, in the event of (i) a material breach of the agreement by us, (ii) in the case of Delek Holdings, Delek Holdings deciding to permanently or indefinitely suspend refining operations at one or more of its refineries, or (iii) the occurrence of certain force majeure events that would prevent us or the third party from performing our or its obligations under the applicable agreement. Force majeure events may include any acts or occurrences that prevent services from being performed either by us or such third party under the applicable agreement, such as:
•acts of God;
•strikes, lockouts or other industrial disturbances;
•acts of the public enemy, wars, blockades, insurrections, riots or civil disturbances;
•storms, floods or washouts;
•arrests or the order of any court or governmental authority having jurisdiction while the same is in force and effect;
•explosions, breakage or accident to machinery, storage tanks or lines of pipe;
•any inability to obtain, or unavoidable delay in obtaining, material or equipment;
•any inability to deliver crude oil or refined products because of a failure of third-party pipelines; and
•any other causes not reasonably within the control of the party claiming suspension and which by the exercise of due diligence such party is unable to prevent or overcome.
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
We believe that a substantial majority of our gross and contribution margins for the foreseeable future will be derived from the operation of our pipelines, gathering systems and terminal and storage facilities that support the Tyler, El Dorado and Big Spring refineries and are primarily located in Arkansas and Texas and, to a lesser degree, Louisiana and Tennessee. Any event that renders any Delek Holdings refinery temporarily or permanently unavailable could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations. Such events may constitute force majeure events under our commercial agreements, potentially resulting in the suspension, reduction or termination of multiple commercial agreements in the affected geographic area. In addition, during planned maintenance periods or a refinery turnaround, we expect that Delek Holdings, or its assignee, may only satisfy its minimum volume commitments with respect to our assets that serve such refinery. Please see “-Our contract counterparties may suspend, reduce or terminate their obligations under our various commercial agreements in certain circumstances, including events of force majeure, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders” and “-If Delek Holdings satisfies only its minimum obligations under, or if we are unable to renew or extend, the various commercial agreements we have with Delek Holdings, our cash flow and results of operations could suffer.”
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

Risk Factors
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
•the volatility and uncertainty of regional pricing differentials for crude oil and refined products;
•the action by the members of the Organization of the Petroleum Exporting Countries, or OPEC, individually or in the aggregate, regarding production levels and prices;
•the nature and extent of governmental regulation and taxation; and
•the anticipated future prices of crude oil and refined products in markets served by Delek Holdings’ refineries.
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

Risk Factors
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
Our future success depends to a large extent on the services of our, and our general partner's, senior executives and other key employees and the same is true of Delek Holdings and its senior executives and key employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including engineering, accounting, business operations, finance and other key back-office and mid-office personnel, or those of Delek Holdings that we rely upon. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resigns or becomes unable to continue in his or her present role and is not adequately replaced, either by us or Delek Holdings, our business operations could be materially adversely affected.
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

Risk Factors
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
For example, our revolving credit facility limits our ability to, among other things:
•incur or guarantee additional debt;
•incur certain liens on assets;
•dispose of assets;

Risk Factors
•make certain cash distributions or redeem or repurchase units;
•change the nature of our business;
•engage in certain mergers or acquisitions or make certain investments (including in joint ventures); and
•enter into certain transactions with affiliates.
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
As of December 31, 2020, we had approximately $996.6 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the indenture governing the 2025 Notes. Our level of debt could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;
•our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flows required to make payments on our debt and any interest thereon;
•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•our flexibility in responding to changing business and economic conditions may be limited.
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

Risk Factors
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
The FERC can order new rates to take effect prospectively and order refunds for past rates that exceed the just and reasonable level for time periods up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues. In addition, on December 15, 2016, the FERC issued a Notice of Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs (the “NOI”). The FERC issued a final order on March 15, 2018 (Docket No. PL17-1-000) in which the FERC found that an impermissible double recovery results from granting a Master Limited Partnership pipeline, such as the Partnership, both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. Accordingly, the FERC revised its policy and no longer permits an MLP to recover an income tax allowance in its cost of service. These changes could require us to change our rate design and potentially lower our rates if they are challenged on a cost of service basis. The FERC also regulates the terms and conditions of service, including access rights, for interstate transportation on common carrier pipelines subject to its jurisdiction.
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

Risk Factors
Delek Holdings’ level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings’ level of indebtedness and creditworthiness.
Delek Holdings must devote a substantial portion of its cash flows from operations to service its debt and lease obligations, thereby reducing the availability of its cash flows to fund its growth strategy, including capital expenditures, acquisitions and other business opportunities that would expand its needs for logistics operations. Furthermore, a higher level of indebtedness at Delek Holdings may increase the risk that it may default on its obligations, including commercial agreements with us. The covenants contained in the agreements governing Delek Holdings’ outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. For example, Delek Holdings’ indebtedness requires that any transactions it enters into with us must be on terms no less favorable to Delek Holdings than those that could have been obtained with an unrelated person. There is also the risk that if Delek Holdings were to default under certain of its debt obligations, Delek Holdings’ creditors would attempt to assert claims against our assets during the litigation of their claims against Delek Holdings. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.
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
Floating interest rates on our revolving credit facility, to the extent not hedged, and interest rates under future credit facilities and debt offerings, could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
Further, the London Interbank Offered Rate (“LIBOR”) and certain other interest rate "benchmarks" are the subject of recent proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of certain LIBOR rates after 2021, with a complete cessation for all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
Fixed rate debt, such as the 2025 Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates.

Risk Factors
Our right of first offer to acquire certain of Delek Holdings' existing logistics assets and certain assets that it may acquire or construct in the future is subject to risks and uncertainty, and we ultimately may not acquire any of those assets.
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
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions or invest in joint ventures that result in an increase in cash flow. If we are unable to make acquisitions from Delek Holdings or third parties or invest in joint ventures, because we are unable to identify attractive acquisition or project candidates or negotiate acceptable purchase contracts, we are unable to obtain financing for these acquisitions or investments on economically acceptable terms, we are outbid by competitors or we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders may be limited. Furthermore, even if we do consummate acquisitions or investments in joint ventures that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition or investment involves potential risks, including, among other things:
•mistaken assumptions about revenues and costs, including synergies;
•the assumption of known or unknown liabilities;
•limitations on rights to indemnity from the seller;
•mistaken assumptions about the overall costs of equity or debt;
•the diversion of management’s attention from other business concerns;
•ineffective or poor integration of such acquisitions;
•unforeseen difficulties operating multi-customer and product assets in new product areas or new markets; and
•customer or key employee losses at the acquired businesses.
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

Risk Factors
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
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. The United States officially withdrew from the Paris Agreement on November 4, 2020. However, under the new administration, the United States re-joined the Paris Agreement in February 2021. The adoption and implementation of new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
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

Risk Factors
continue. Moreover, to the extent societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change not to provide funding for fossil fuel producers. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
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
In 2010, the EPA and the National Highway Transportation Safety Administration ("NHTSA") finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. During 2016, the EPA conducted a mid-term evaluation of progress in meeting vehicle GHG standards and in January 2017 the EPA issued a determination to maintain the current GHG emissions standards for model year (MY) 2022-2025 vehicles, but that action was subsequently withdrawn on April 13, 2018. In March 2017, EPA announced its decision to reopen the mid-term evaluation process and reconsider the January 2017 determination. As a result, GHG emissions standards for MY 2022-2025 vehicles remain uncertain. In August 2016, the EPA and the NHTSA jointly finalized standards for medium- and heavy-duty vehicles regulating fuel efficiency and carbon pollution. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek Holdings’ refineries, which could adversely impact our business, results of operations and cash flows.
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

Risk Factors
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
The U.S. Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is comprehensive financial reform legislation that, among other things, establishes new federal oversight and regulation of over-the-counter derivatives and many of the entities that participate in that market. The Dodd-Frank Act was enacted in 2010, and the Commodity Futures Trading Commission (“CFTC”), and the SEC, along with certain other regulators, have promulgated final rules to implement many of the Dodd-Frank Act’s provisions relating to over-the-counter derivatives. Most of these rules have been finalized, while others have not; as a result, the final form and timing of the implementation of certain parts of the regulatory regime affecting commodity derivatives remains uncertain. Among other consequences of the new regulations, entities that enter into derivatives (including futures and exchange-traded and over-the-counter swaps) are expected to be subject to aggregate position limits for certain futures, options and swaps (under regulations adopted October 15, 2020 and regulations re-proposed in December 2016 that have not been finalized to date and the ultimate form, timing and implementation of which remains uncertain), and are currently subject to recordkeeping and reporting requirements. There can be no assurance that, when fully implemented, this regulatory regime will not have a material adverse effect on our ability to hedge our exposure to commodity prices, interest rates and other risks to the extent that we use derivatives to do so.
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

Risk Factors
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
Delek Holdings controls our general partner and appoints all of the officers and directors of our general partner. In addition, all of the officers and two of the directors of our general partner are also officers and/or directors of Delek Holdings. See Item 10. Directors, Executive Officers and Corporate Governance. Although our general partner has a contractual obligation to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Delek Holdings. Conflicts of interest will arise from time to time between Delek Holdings, and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Delek Holdings over our interests and the interests of our unitholders. These conflicts include the following situations, among others:
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
•All of the officers and two of the directors of our general partner are also officers and/or directors of Delek Holdings and owe fiduciary duties to Delek Holdings. These officers will also devote significant time to the business of Delek Holdings and will be compensated by Delek Holdings accordingly.
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
•Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on their common units.
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

Risk Factors
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
Our Partnership Agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our Partnership Agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the Partnership Agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:
•how to allocate corporate opportunities among us and its other affiliates;
•whether to exercise its limited call right;
•whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;
•how to exercise its voting rights with respect to the units it owns;
•whether to exercise its registration rights;
•whether to elect to reset target distribution levels; and
•whether or not to consent to any merger or consolidation of the Partnership or amendment to the Partnership Agreement.
Delek Holdings may compete with us.
Delek Holdings may compete with us. Under the Omnibus Agreement, Delek Holdings and its affiliates have agreed not to engage in, whether by acquisition or otherwise, the business of owning or operating crude oil or refined products pipelines, terminals or storage facilities in the United States that are not within, directly connected to, substantially dedicated to, or otherwise an integral part of, any refinery owned, acquired or constructed by Delek Holdings. This restriction, however, does not apply to:
•any assets that were owned by Delek Holdings upon the completion of our initial public offering (including replacements or expansions of those assets);
•any asset or business that Delek Holdings acquires or constructs that has a fair market value of less than $5.0 million; and
•any asset or business that Delek Holdings acquires or constructs that has a fair market value of $5.0 million or more if we have been offered the opportunity to purchase the asset or business for fair market value not later than six months after completion of such acquisition or construction, and we decline to do so.
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

Risk Factors
Our Partnership Agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
We expect that we will distribute all of our available cash quarterly to our unitholders and, to the extent not otherwise reserved for, will rely primarily upon cash flows from operations, borrowings under our revolving credit facility and potential future issuances of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth, our cash distribution policy could significantly impair our ability to grow.
In addition, because we intend to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest some of their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion of capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per-unit distribution level. There are no limitations in our Partnership Agreement, and we do not anticipate there being limitations in any of our credit facilities, on our ability to issue additional units, including units ranking senior to the common limited partner units. The incurrence of additional borrowings, or other debt, to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.
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
Our Partnership Agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement provides that:
•whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of the Partnership, and, except as specifically provided by our Partnership Agreement, will not be subject to any other or different standard imposed by our Partnership Agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;
•our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•our general partner will not be in breach of its obligations under the Partnership Agreement (including any duties to us or our unitholders) if a transaction with an affiliate or the resolution of a conflict of interest is:
◦approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;
◦approved by the vote of a majority of the outstanding common limited partner units, excluding any common units owned by our general partner and its affiliates;
◦determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
◦determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.
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

Risk Factors
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. Rather, the board of directors of our general partner will be appointed by the sole member of the general partner, Delek Logistics Services Company. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common limited partner units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common limited partner units are dissatisfied, they cannot remove our general partner without its consent.
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 19, 2021, Delek Holdings owned 80.0% of our outstanding common limited partner units.
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
Our Partnership Agreement does not limit the number of additional limited partner interests, including limited partner interests that rank senior to the common limited partner units that we may issue at any time without the approval of our unitholders. The issuance by us of additional common limited partner units or other equity securities of equal or senior rank will have the following effects:
•our existing unitholders’ proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common limited partner units may decline.

Risk Factors
Delek Holdings may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
Delek Holdings holds 34,745,868 common limited partner units. In addition, we have agreed to provide Delek Holdings with certain registration rights on a portion of these units. We have filed a shelf registration statement with the SEC for the re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units. We will not receive any proceeds from the sale of these units by Delek Holdings. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 85% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. The ownership threshold will drop to 80% automatically if the ownership of common units by our general partner and its affiliates falls below 77% of the outstanding common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 19, 2021, Delek Holdings owned 34,745,868 common limited partner units, or 80.0% of our total outstanding common limited partner units.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. The Partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Our unitholders could be held liable for any and all of our obligations as if they were general partners if a court or government agency were to determine that:
•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•our unitholders' right to act with other unitholders to remove or replace our general partner, to approve some amendments to our Partnership Agreement or to take other actions under our Partnership Agreement constitute “control” of our business.
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
Our common limited partner units are listed on the New York Stock Exchange (the "NYSE"). Because we are a publicly traded limited partnership, the NYSE does not require us to have, and we do not intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

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
Our Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law on us.
If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.
Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such additional tax on us by a state will reduce the cash available for distribution to our unitholders. Our Partnership Agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the target distribution amounts may be adjusted to reflect the impact of that law on us.
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

Risk Factors
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
If any of our unitholders sell their common limited partner units, such unitholders must recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and such unitholder's tax basis in those common limited partner units. Because distributions in excess of such unitholder's allocable share of our net taxable income decrease such unitholder's tax basis in such unitholder's common limited partner units, the amount, if any, of such prior excess distributions with respect to the common limited partner units such unitholder sells will, in effect, become taxable income to such unitholder if it sells such common limited partner units at a price greater than its tax basis in those common limited partner units, even if the price such unitholder receives is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of such unitholder's common limited partner units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells their common limited partner units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common limited partner units that may result in adverse tax consequences to them.
Investment in our common limited partner units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income ("UBTI") and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Upon the sale, exchange or other disposition of a common limited partner unit by a non-U.S. person, the transferee is generally required to withhold 10% of the amount realized on the sale, exchange or disposition of such unit if any portion of the gain would be treated as effectively connected with a trade or business within the United States. The Department of the Treasury and the IRS have recently issued final regulations providing guidance on the application of these rules for transfers of publicly traded partnership interests, including transfers of our common limited partner units. Under these regulations, the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common limited partner units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to non-U.S. persons may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The Department of the Treasury and the IRS have determined that these withholding requirements should not apply to transfers of publicly traded interests in a publicly traded partnership (such as us) that occur prior to January 1, 2022.
If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common limited partner units.

Risk Factors
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

Risk Factors
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
Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated by reference in this Item 3, for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were four holders of record of our common units held by the public as of February 19, 2021. In addition, as of February 19, 2021, Delek Holdings and its affiliates owned 34,745,868 of our common units. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for a discussion of historic cash distributions.
Distributions of Available Cash
Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date.
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:
•less the amount of cash reserves established by our general partner to:
◦provide for the proper conduct of our business (including cash reserves for our future capital expenditures and anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to the FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);
◦comply with applicable law, any of our debt instruments or other agreements; or
◦provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters; pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash distributions;
•plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter. Under our Partnership Agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners, and with the intent of the borrower to repay such borrowings within 12 months with funds other than from additional working capital borrowings.
Incentive Distribution Rights
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

Financial Data
ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth certain selected consolidated financial data as of and for each of the five years in the period ended December 31, 2020, along with descriptions of certain transactions that occurred during the year ended December 31, 2015. All financial results have been adjusted for subsequent transactions with our Predecessors as noted below.
During the year ended December 31, 2016, the Partnership entered into various transactions with Delek Holdings and our general partner pursuant to which we acquired the following assets from Delek Holdings:
•two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two, delivered by rail to Delek Holdings' El Dorado Refinery (the "El Dorado Refinery") and related ancillary assets (the “El Dorado Assets”) effective March 31, 2015 (such transaction, the "El Dorado Rail Offloading Racks Acquisition"); and
•a crude oil storage tank (the "Tyler Crude Tank") with a shell capacity of approximately 350,000 barrels located adjacent to Delek Holdings' Tyler Refinery (the "Tyler Refinery") and certain ancillary assets (collectively, with the Tyler Crude Tank, the "Tyler Assets") effective March 31, 2015 (such transaction, the "Tyler Crude Tank Acquisition"); the Tyler Assets, together with the El Dorado Assets, are hereinafter collectively referred to as the "Logistics Assets".
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
During the year ended December 31, 2019, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistics Assets from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery. The Big Spring Logistic Assets Acquisition was considered a transaction between entities under common control.
During the year ended December 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. In addition, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC acquired the Trucking Assets from Delek Holdings. The Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition were considered transactions between entities under common control. However, prior periods have not been recast, as these assets did not constitute a business in accordance with Accounting Standard Update 2017-01, "Clarifying the Definition of a Business."
As our Predecessors recorded revenues, general and administrative expenses and financed operations differently than the Partnership, our financial results may not be comparable. See "Factors Affecting the Comparability of Our Financial Results" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K for additional information.
The following tables should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Financial Data

	Year Ended December 31,
(In thousands, except units and per unit data)	2020	2019	2018	2017	2016
Statements of Income and Other Comprehensive Income Data:
Net revenues	$563,418	$583,992	$657,609	$538,075	$448,059
Operating costs and expenses	383,625	458,180	531,852	449,898	370,409
Operating income	179,793	125,812	125,757	88,177	77,650
Non-operating costs and expenses	20,314	28,096	35,041	18,990	14,765
Income before income tax expense (benefit)	159,479	97,716	90,716	69,187	62,885
Income tax expense (benefit)	223	967	534	(222)	81
Net income attributable to partners	$159,256	$96,749	$90,182	$69,409	$62,804
Less: General partners' interest in net income, including incentive distribution rights	18,724	33,080	25,543	18,429	12,193
Limited partners' interest in net income	$140,532	$63,669	$64,639	$50,980	$50,611

Net income per limited partner unit:
Common - basic	$4.18	$2.61	$2.65	$2.09	$2.08
Common - diluted	$4.18	$2.61	$2.65	$2.09	$2.07
Subordinated - Delek Holdings basic and diluted	$—	$—	$—	$—	$2.19

Weighted average limited partner units outstanding:
Common units - basic	33,594,284	24,413,294	24,390,286	24,348,063	22,490,264
Common units - diluted	33,597,418	24,418,641	24,396,881	24,367,972	22,558,717
Subordinated units - Delek Holdings basic and diluted	—	—	—	—	1,803,167
Cash distributions per limited partner unit	$3.605	$3.440	$3.120	$2.835	$2.575

	Year Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Property, plant and equipment, net	$464,812	$295,044	$312,562	$255,068	$251,029
Total assets	956,417	744,447	624,593	443,530	415,547
Total debt, including current maturities	992,291	833,110	700,430	422,649	392,600
Total liabilities	1,064,718	895,566	759,416	472,755	428,831
Total deficit	(108,301)	(151,119)	(134,823)	(29,225)	(13,284)

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
Unless otherwise noted or the context requires otherwise, references in this report to "Delek Logistics Partners, LP," the "Partnership," “we,” “us,” or “our” or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless otherwise noted or the context requires otherwise, references in this report to "Delek Holdings" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than the Partnership and its subsidiaries and its general partner.
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner and convert the 2.0% economic general partner interest into a non-economic general partner interest, all in exchange for 14.0 million newly issued common limited partner units and $45.0 million in cash ("IDR Restructuring Transaction"). Contemporaneously, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates, who were also members of our general partner's management and board of directors. See Note 4 to the accompanying consolidated financial statements in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." See Note 3 to the accompanying consolidated financial statements in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering Assets"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 3 to the consolidated financial statements in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information.
Effective March 1, 2018, the Partnership acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' Big Spring, Texas refinery (the "Big Spring Refinery"). See Note 3 to the consolidated financial statements in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on the acquisition.
The Partnership announces material information to the public about the Partnership, its products and services and other matters through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, the Partnership's website (www.deleklogistics.com), the investor relations section of the website (ir.deleklogistics.com), the news section of its website (www.deleklogistics.com/news), and/or social media, including its Twitter account (@DelekLogistics). The Partnership encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
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

Management's Discussion and Analysis
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
•labor relations;
•large customer defaults;
•changes in tax status and regulations;
•the effects of future litigation; and
•other factors discussed elsewhere in this Annual Report on Form 10-K.
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

Management's Discussion and Analysis
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
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. See "Part 1—Items 1 and 2. Business and Properties—Company Overview" for further details.
The COVID-19 outbreak and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures, have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use, leading to a substantial decrease in consumer demand for gasoline and other hydrocarbons. As a result, there has also been a decline in the demand for refined petroleum products and most notably gasoline and jet fuel. There is continued uncertainty about the duration of the COVID-19 Pandemic which caused reduced consumer demand for gasoline and other hydrocarbons during the year ended December 31, 2020 in the United States and globally. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
In October 2020, governmental authorities in various states across the U.S., particularly those states in our Permian Basin and U.S. Gulf Coast regions, lifted many of the restrictions created by actions taken to slow down the spread of COVID-19. These actions resulted in an increase in the level of individual movement and travel and, in turn, an increase in the demand and market prices for some of our products relative to late March 2020. However, many of the states where such restrictions were lifted subsequently experienced a marked increase in the spread of COVID-19 and many governmental authorities in such areas responded by re-imposing certain restrictions they had previously lifted. In addition, certain countries globally recently re-imposed previously lifted restrictions due to worsening effects of the increased spread of COVID-19. This response, as well as the increased infection rates, impacts regions that we serve and could significantly impact demand in ways that we cannot predict. Additionally, increased infection rates could impact our logistics operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
During the year ended December 31, 2020, both our West Texas wholesale marketing business and many of our pipeline and transportation customers have experienced the impact on demand and pricing of these unprecedented conditions. Our pipelines and transportation revenue streams were largely protected by minimum commitments under existing throughput contracts with customers during the current period, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. We continue to experience operational constraints as well, including COVID-19 infections at certain of our company locations that have resulted in re-imposed or expanded remote policies and quarantine protocols. We continue to be faced with risk from our suppliers and customers who are facing similar challenges.
We have identified the following uncertainties resulting from the COVID-19 Pandemic and other events, including the impact related to crude storage space shortages:
•Customers directly impacted by the COVID-19 Pandemic and other events in terms of demand for refined product may reduce throughputs which could, likewise, impact the throughput demand for our pipelines, and may seek to renegotiate minimums under contractual force majeure provisions. Such reductions could have a significant impact on our revenues, cost of sales, operating income and liquidity, as well to the carrying value of long-lived or indefinite-lived assets;
•Customers may experience financial difficulties which could interrupt the volumes ordered by those customers and/or could impact the credit worthiness of such customers and the collectability of their outstanding receivables;
•Equity method investees may be significantly impacted by the COVID-19 Pandemic and/or other events, which may increase the risk of impairment of those investments;

Management's Discussion and Analysis
•The decline in demand and pricing on our wholesale marketing segment and a decline in demand for pipelines and transportation impacting current results and/or forecasts could result in impairments in certain of our long-lived or indefinite-lived assets, including goodwill, or have other financial statement impacts that cannot currently be anticipated;
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
Other uncertainties related to the impact of the COVID-19 Pandemic and other events may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. Actions taken by OPEC+ in April and June 2020, including the agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Production Cuts"), as well as the U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles, we have considered them in the preparation of our consolidated financial statements as of and for the year ended December 31, 2020.
In addition, management continues to actively respond to the impact of the COVID-19 Pandemic and other events on our business. Such efforts include (but are not limited to) the following:
•Reducing planned capital expenditures for 2021;
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
•Adopting remote working where possible. Where on-site operations are required, appropriate safety precautions taken; and
•Working with our employees to implement other site-specific precautionary measures to reduce the risk of exposure.
The extent to which our future results are affected by COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the COVID-19 Pandemic; and the speed and effectiveness of responses to combat the virus. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in this Annual Report on Form 10-K. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
See also 'Risk Factors' in Part I, Item 1A. of this Annual Report on Form 10-K for further discussion of risks associated with the COVID-19 Pandemic.
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

Management's Discussion and Analysis
terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined products terminals to independent third parties and Delek Holdings.
2020 Developments
Restructuring Transaction
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the IDRs held by the general partner and convert the 2% economic general partner interest into a non-economic general partner interest, both in exchange for 14.0 million newly issued common limited partner units and $45.0 million in cash (the "IDR Restructuring Transaction"). See Note 3 to the consolidated financial statements in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
In August 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, which subsequently became effective, for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of the securities by Delek Holdings.
Red River Expansion project
In August 2020, Red River, a joint venture equity method investment which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity from 150,000 bpd to 235,000 bpd. The expansion project commenced operations on October 1, 2020.
Inflation Adjustments
On July 1, 2020, the tariffs on our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustment using the FERC indexing increased by approximately 2%, which was the amount of the change in the FERC oil pipeline index. Under certain of our other agreements with Delek Holdings and third parties, the fee adjusted based on the consumer price index increased 1.6% and the fees adjusted based on producer price index decreased approximately 1.2%. See "Part 1—Items 1 and 2. Business and Properties—Company Overview—2020 Developments" for further details.
Trucking Assets Acquisition
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets from Delek Holdings. See Note 2 to the consolidated financial statements in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. See Note 2 to our accompanying consolidated financial statements, in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
IDR Waiver
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner waived distributions in respect of the Incentive Distribution Rights ("IDRs") associated with the 5.0 million newly issued common limited partner units ("Additional Units") for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. The Restructuring Transaction on August 13, 2020, permanently eliminated all of the IDRs. See Note 3 to our accompanying consolidated financial statements, in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
Business Strategies
Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders over time. We are focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures and enhancing our existing systems. While we will continue to evaluate ways to provide Delek Holdings with logistics services, our emphasis will be to increase the logistics services that we offer to third parties. We intend to achieve these objectives through the following business strategies:
•Generate Stable Cash Flow. We will continue to pursue opportunities to provide logistics, marketing and other services to Delek Holdings and third parties pursuant to long-term, fee-based contracts. In new service contracts, we will endeavor to include minimum volume throughput or other commitments, similar to those included in our current commercial agreements with Delek Holdings.

Management's Discussion and Analysis
•Focus on Growing Our Business. We intend to evaluate and pursue opportunities to grow our business through both strategic acquisitions and expansion and construction projects, both internally funded or in combination with potential external partners and through investments in joint ventures. Additionally, we believe that our strong relationship with Delek Holdings will enhance our opportunities to grow our business.
◦Pursue Acquisitions. We plan to pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders. As we continue to grow through acquisitions, we believe we will be able to increase our third party business. In addition to those opportunities to acquire assets from Delek Holdings described below, we believe that our current asset base, and our knowledge of the regional markets in which we operate, will enable us to target and complete attractive third-party acquisitions.
◦Investments in Joint Ventures. We have grown our asset base to include investments in joint ventures, which have contributed to our initiative to grow our midstream business, while increasing our crude oil sourcing flexibility. We intend to continue evaluating growth opportunities through these investments.
•Engage in Mutually Beneficial Transactions with Delek Holdings. Delek Holdings has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek Holdings is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek Holdings may acquire or construct in the future. Further, we anticipate additional growth opportunities through subsequent dropdowns of logistics assets acquired or developed by Delek Holdings. For example, Delek Holdings anticipates offering us certain gathering and logistics assets. However, there can be no assurance as to the timing of any such transaction or whether or on what terms dropdowns will be offered to us by Delek Holdings. We continue to evaluate options with respect to dropdown transactions, which may include changes in capital structure.
◦Pursue Attractive Expansion and Construction Opportunities. We intend to pursue organic growth opportunities that complement our existing businesses or that provide attractive returns within or outside our current geographic footprint. We plan to evaluate potential opportunities to make capital investments that will be used to expand our existing asset base through the expansion and construction of new logistics assets to support growth of any of our customers', including Delek Holdings', businesses and from increased third-party activity. These construction projects may be developed either through joint venture relationships or by us acting independently, depending on size and scale.
•Optimize Our Existing Assets and Expand Our Customer Base. We seek to enhance the profitability of our existing assets by adding incremental throughput volumes, improving operating efficiencies and increasing system-wide utilization. We also expect to further diversify our customer base by increasing third-party throughput volumes running through certain of our existing systems and expanding our existing asset portfolio to service more third-party customers.
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
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). As of December 31, 2020, approximately 178 miles of the gathering system were completed and operational, however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information on the DPG Management Agreement.

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
Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil and refined products that we handle in our pipeline, transportation, terminalling, storage and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek Holdings has committed to minimum volumes under certain of the commercial agreements, as described above, our results of operations will be impacted by:
•Delek Holdings’ utilization of our assets in excess of its minimum volume commitments;
•our ability to identify and execute acquisitions and organic expansion projects and capture incremental volume increases from Delek Holdings or third parties;
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

Management's Discussion and Analysis
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
Financing
The Partnership paid a cash distribution to its unitholders at a distribution rate of $0.910 per unit for the quarter ended December 31, 2020 ($3.64 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
Market Trends
Business Environment
Fluctuations in crude oil prices and the prices of related refined products impact our operations and the operations of other master limited partnerships in the midstream energy sector. In particular, crude oil prices and the prices of related refined products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Throughout the majority of 2018, the prices of crude oil and related refined products remained relatively consistent. Nevertheless, during the fourth quarter of 2018 the prices of crude oil and related refined products decreased significantly due to seasonal impacts. During the first half of 2019, the prices of crude oil and related refined products increased but fell slightly in the third quarter of 2019.
During the first quarter of 2020, reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC+, led to a significant reduction in crude oil prices. While OPEC+ reached an agreement to cut oil production, the uncertainty about the duration of the COVID-19 Pandemic continues to slow down the recovery of demand for gasoline and other hydrocarbons. Therefore, the downward pressure on commodity prices has remained and could continue for the foreseeable future. Oil prices have been extremely volatile during the year ended December 31, 2020. The January 2020 high closing price of oil (WTI Cushing) was $63.27 per barrel, which declined to close at $20.48 per barrel on March 31, 2020, reached a second quarter 2020 low of $10.01 per barrel on April 21, 2020 and closed at $39.27 per barrel on June 30, 2020. The WTI Cushing oil price recovered slightly to close at $40.22 per barrel on September 30, 2020 and at $48.40 on December 31, 2020. In response to the rapid decline in commodity prices, some companies in the Permian Basin acted swiftly to reduce drilling and completion activity starting late in the first quarter and continued into the second and third quarter of 2020. The current market conditions have resulted in lower refinery utilization which in turn has impacted the throughput for our assets and operations. This has impacted our operations leading to a decrease in revenues albeit with at least an equivalent decrease in cost and expenses in some instances. Due to the stabilization in oil prices, albeit at lower prices, during the second half of the year, we experienced improved margins in the West Texas area, and better throughput for our assets with improved gross margins, when compared to the first half of 2020. We believe we are strategically positioned, in these tougher market conditions, to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector and for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products increased in the first half of 2019 and in spite of a slight decrease in prices in the third quarter of 2019, demand for refined products from our West Texas operations to industries that support crude oil exploration and production began to rebound early in the first quarter of 2020. However due to the impact of the COVID-19 Pandemic there was lower demand and sales of refined products during later part of the first quarter and remained down during the second quarter of 2020. However, during the third quarter and fourth quarter of 2020, demand and sales of the refined products began to rebound from the second quarter lows.

Management's Discussion and Analysis
See chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods during the years ended December 31, 2020 and 2019.

Also, the volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods during the years ended December 31, 2020 and 2019.

Management's Discussion and Analysis

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $3.4 million and $1.2 million of RINs to Delek Holdings during the years ended December 31, 2020 and 2019, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods during the years ended December 31, 2020 and 2019.

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
Reconciliation of net income to EBITDA (in thousands)

	Year Ended December 31,
	2020	2019
Net income	$159,256	$96,749
Add:
Income tax expense	223	967
Depreciation and amortization	35,731	26,701
Amortization of customer contract intangible assets	7,211	7,211
Interest expense, net	42,874	47,328
EBITDA (1)	$245,295	$178,956

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$193,016	$130,399
Changes in assets and liabilities	19,777	(571)
Distributions from equity method investments in investing activities	2,741	804
Non-cash lease expense	(6,075)	(193)
Maintenance and regulatory capital expenditures (2)	(1,296)	(8,569)
Reimbursement from Delek Holdings for capital expenditures (3)	263	5,828
Accretion of asset retirement obligations	(427)	(397)
Deferred income taxes	(401)	(496)
Other operating income, net	66	197
Distributable cash flow (1)	$207,664	$127,002

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
(2)	Maintenance and regulatory capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance and regulatory capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.
(3)	For the years ended December 31, 2020 and 2019, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).

Management's Discussion and Analysis
Critical Accounting Policies and Estimates
The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. We prepare our consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader's understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.
Property, Plant and Equipment and Definite-lived Intangibles Impairment
Property, plant and equipment and definite-lived intangibles are evaluated for impairment whenever indicators of impairment exist. An indicator exists when events or conditions indicate that it is more likely than not that the future cash flows associated with an asset group will be insufficient to recover the carrying value. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates, including salvage values (when applicable), from our historical experience and our internal business plans, which requires judgment. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the estimated recoverable amount, an impairment charge must be recognized based on the fair value of the asset.
In late 2018, we began the process of decommissioning certain common carrier pipelines on the El Dorado Gathering System. The decommissioning entailed taking certain pipelines out of service in an effort to improve the safety and integrity of the El Dorado Gathering System. The project was completed in August 2019. The pipelines that were decommissioned remained physically in place, and the decommissioning did not have a material effect on our financial results. We performed an impairment analysis of our rights-of-ways ("ROWs") associated with the decommissioning project. As a result of the analysis, we determined that certain of the ROWs were impaired. This impairment, however, did not have a material effect on our 2019 financial results.
We have identified the COVID-19 Pandemic as a significant event during the year ended December 31, 2020 that adversely affected the global economy and the oil and gas industry. The COVID-19 Pandemic has resulted in government-imposed temporary business closures and shelter-at-home directives. This has had the secondary effect of impacting prices of crude oil and refined products as well as supply and demand for crude oil and refined products, where such conditions may impact our cash flows either directly through our West Texas wholesale operations or indirectly because those prices and supply/demand may impact our customers' needs for our logistics assets/services. Additionally, the Pandemic has given rise to other identified uncertainties, as discussed in the 'Business Overview' section of Management's Discussion and Analysis. For these reasons, we have considered the uncertainties and the related risks in our consideration of the recoverability of Property, plant and equipment and definite-lived intangibles. Factors impacting our evaluation include the favorable factor that many of our assets were acquired from entities under common control, and therefore were recorded at their original amortized book value instead of their higher fair value on acquisition, as well as the presence of minimum volume commitments in our Commercial Agreements with customers. Judgment is required to assess the credit worthiness of our customers as well as contractual risk which may not always be visible (depending on the customer). Because approximately 90% of our throughput Commercial Agreements are with Delek Holdings, a related party, we believe we had adequate information to reasonably assess these risks.
Based on these factors and our judgments about their impact, we concluded that we did not have an indicator of impairment with respect to our property, plant and equipment and definite-lived intangibles. In response to the identified significant event relating to the COVID-19 Pandemic, we assessed whether the carrying amount of our Property, plant and equipment and definite-lived intangibles were recoverable by comparing the expected future cash flows to our carrying amount. Based on our analyses, we determined that the Property, plant and equipment of $464.8 million and definite-lived intangibles of $123.8 million were not impaired as of December 31, 2020.
Goodwill and Indefinite-lived Intangible Assets Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, provides that companies may first apply an optional qualitative approach to test indefinite-lived intangible assets for impairment. The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that, based on the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company is required to perform the quantitative impairment test. Alternatively, if a company concludes based on the qualitative assessment that it is not more

Management's Discussion and Analysis
likely than not that the fair value of a reporting unit is less than its carrying amount, it has completed its goodwill impairment test and does not need to perform the quantitative impairment test. We perform our annual goodwill impairment assessment during the fourth quarter.
When applying the quantitative approach to assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital ("WACC"), estimated growth rates for revenue, barrels per day sold/throughput, rates including FERC regulated rates, contribution margin, capital expenditures, and long-term growth rate based on history and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also corroborate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, sustained decrease in rates, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. The most significant risks to our valuation and the potential future impairment of goodwill are the WACC and the throughput and rates, which are mostly driven by the minimum throughput on our commercial agreements with Delek.
Because of the significant historical cushion by which the fair value of our reporting units exceeded our carrying value and the relative insignificance of our total goodwill balance ($12.2 million as of December 31, 2020 and 2019) to our balance sheet as a whole, we elected to perform a qualitative assessment for purposes of our annual goodwill impairment test during the fourth quarter in 2020, 2019 and 2018. Our assessment was performed based on the events that had occurred through our annual assessment date, and included certain analyses on the most significant inputs in our most recent valuation model to evaluate the impact of these events on the fair value of our reporting units. This included sensitivity analysis and stress testing on certain of our inputs, including the weighted-average cost of capital and the barrel per day ("BPD") sold/throughput, which is driven by demand for crude oil and refined products. Except for West Texas, our throughput volume is primarily driven by the minimum throughput in our commercial agreements with Delek Holdings. Additionally, our 2020 assessment included consideration of the effects of the COVID-19 Pandemic, including its effect on the prices of crude oil and refined products as well as supply and demand for crude oil and refined products, where such conditions may impact our cash flows either directly through our West Texas wholesale operations or indirectly because those prices and supply/demand may impact our customers' needs for our logistics assets/services (see further discussion of the Pandemic and related uncertainties as discussed in the 'Business Overview' section of Management's Discussion and Analysis). Factors impacting our evaluation include the favorable factor that many of our indefinite-lived intangible assets were acquired from entities under common control, and therefore were recorded at their original carrying amount instead of a higher fair value at acquisition, as well as the presence of minimum value commitments in our Commercial Agreements with customers. Judgment is required to assess the credit worthiness of our customers as well as contractual risk which may not always be visible (depending on the customer). Because approximately 90% of our throughput Commercial Agreements are with Delek, a related party, we believe we had adequate information to reasonably assess these risks.
Based on our annual assessment which involved these qualitative analyses, we determined that there was no indicator that fair value was more likely than not to have declined below carrying value of our reporting units as of our annual assessment dates during each of the years ended December 31, 2020, 2019 or 2018. Therefore, the quantitative approach was not required. Accordingly, our annual assessment of goodwill and indefinite-lived intangible assets did not result in an impairment charge during the years ended December 31, 2020, 2019 or 2018. December 31, 2020.
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

Management's Discussion and Analysis

Consolidated Results of Operations - Comparison of the Year Ended December 31, 2020 versus the Year Ended December 31, 2019
The following table presents a summary of our consolidated results of operations and our segment operating performance for the years ended December 31, 2020 and December 31, 2019 (in thousands). The discussion of the year-over-year changes immediately following presents the consolidated results of operations for the year ended December 31, 2020. A detailed discussion of the fiscal 2019 year-over-year changes can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K filed on February 28, 2020.

Consolidated
	Year Ended December 31,
	2020	2019
Net revenues:
Affiliate	$382,666	$261,014
Third-Party	180,752	322,978
Total Consolidated	563,418	583,992
Cost of materials and other	269,094	336,473
Operating expenses (excluding depreciation and amortization presented below)	56,279	74,157
Contribution margin	238,045	173,362
General and administrative expenses	22,587	20,815
Depreciation and amortization	35,731	26,701
Other operating expense, net	(66)	34
Operating income	$179,793	$125,812
Interest expense, net	42,874	47,328
Income from equity method investments	(22,693)	(19,832)
Other expense, net	133	600
Total non-operating expenses, net	20,314	28,096
Income before income tax expense	159,479	97,716
Income tax expense	223	967
Net income attributable to partners	$159,256	$96,749

Net Revenues
Net revenues decreased by $20.6 million, or 3.5%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by the following:
•decreases in the average sales prices per gallon and volume of diesel gallons sold, partially offset by increases in the sales volume of gasoline in our West Texas marketing operations:
◦the volume of gasoline sold increased 12.6 million gallons, partially offset by a 8.1 million decrease of diesel gallons sold.
◦the average sales prices per gallon of gasoline and diesel sold decreased $0.49 per gallon and $0.71 per gallon, respectively.
Such decreases were partially offset by the following:
•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively; and
•increased revenues at our El Dorado Gathering System and Magnolia Pipeline as result of increased throughput during the year ended December 31, 2020 when compared to the year ended December 31, 2019.

Management's Discussion and Analysis
Cost of Materials and Other
Cost of materials and other decreased by $67.4 million, or 20.0%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•decreases in the average volumes of diesel sold and average cost per gallon of gasoline and diesel sold, partially offset by increases in the average volumes of gasoline sold in our West Texas marketing operations:
◦the average volumes of gasoline sold increased 12.6 million gallons, partially offset by a 8.1 million decrease of diesel gallons sold.
◦the average cost per gallon of gasoline and diesel sold decreased $0.43 per gallon and $0.66 per gallon, respectively.

Operating Expenses
Operating expenses decreased by $17.9 million, or 24.1%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and
•lower operating costs associated with allocated contract services pertaining to certain of our assets.

General and Administrative Expenses
General and administrative expenses increased by $1.8 million, or 8.5%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•increases in allocated employee headcount in various operational groups as the Partnership continues to experience growth due to the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition; and
•increases in legal and professional consulting fees due to various transactions undertaken by the Partnership.

Depreciation and Amortization
Depreciation and amortization increased by $9.0 million, or 33.8%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition.

Interest Expense
Interest expense decreased by $4.5 million, or 9.4%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•lower floating interest rates applicable to the DKL Credit Facility; and
•partially offset by increased borrowings under the DKL Credit Facility as a result of our Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the IDR Restructuring Transaction.

Results from Equity Method Investments
Income from equity method investments increased by $2.9 million, or 14.4%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•an increase in income from our investments in Andeavor Logistics, Red River and CP LLC (as defined in Note 14 of the accompanying consolidated financial statements in Item 15, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), which operate the RIO Pipeline, Red River Pipeline and the Caddo Pipeline System, respectively, as a result of increased revenues for both pipeline systems.

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
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the El Dorado Tank Assets and El Dorado Rail Offloading Racks
•the Tyler Tank Assets and Tyler Crude Tank
•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines and storage assets acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Big Spring Gathering Assets Acquisition
•assets acquired in the Trucking Assets Acquisition
In addition to these operating systems, we own or lease 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the years ended December 31, 2020 and 2019. A detailed discussion of the fiscal 2019 year-over-year changes can be found in Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K filed on February 28, 2020.

Pipelines and Transportation
	Year Ended December 31,
	2020	2019
Net Revenues:
Affiliate	$233,873	$155,211
Third-Party	17,596	23,107
Total Pipelines and Transportation	251,469	178,318
Cost of materials and other	45,934	22,826
Operating expenses (excluding depreciation and amortization)	42,267	54,827
Segment contribution margin	$163,268	$100,665

Management's Discussion and Analysis

Throughputs (average bpd)
	Year Ended December 31,
	2020	2019
El Dorado Assets:
Crude pipelines (non-gathered)	74,179	49,485
Refined products pipelines to Enterprise Systems	53,702	37,716
El Dorado Gathering System	13,466	15,325
East Texas Crude Logistics System	15,960	19,927
Big Spring Gathering System (1)	82,817	—
Plains Connection System (1)	104,770	—
(1) Throughputs for the Big Spring Gathering System and the Plains Connection System are for approximately 275 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Operational Comparison of the Year Ended December 31, 2020 versus the Year Ended December 31, 2019
Net Revenues
Net revenues for the pipelines and transportation segment increased by $73.2 million, or 41.0%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, driven primarily by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively; and
•increased revenues at our El Dorado Assets and Magnolia Pipeline as result of increased throughput during the year ended December 31, 2020 when compared to the year ended December 31, 2019.

Cost of Materials and Other
Cost of materials and other for the pipelines and transportation segment increased by $23.1 million, or 101.2%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, driven primarily by the following:
•increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expense proportionate to increase in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Operating expenses for the pipelines and transportation segment decreased by $12.6 million, or 22.9%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to the COVID-19 Pandemic including delaying non-essential projects.

Contribution Margin
Contribution margin for the pipelines and transportation segment increased by $62.6 million, or 62.2%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
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
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2020 and 2019. A detailed discussion of the fiscal 2019 year-over-year changes can be found in Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K filed on February 28, 2020.

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2020	2019
Net revenues:
Affiliate	$148,793	$105,803
Third-Party	163,156	299,871
Total Wholesale Marketing and Terminalling	311,949	405,674
Cost of materials and other	223,160	313,647
Operating expenses (excluding depreciation and amortization presented below)	14,012	19,330
Segment contribution margin	$74,777	$72,697

Operating Information
	Year Ended December 31,
	2020	2019
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,182	74,206
Big Spring marketing throughputs (average bpd)	76,345	82,695
West Texas marketing throughputs (average bpd)	11,264	11,075
West Texas marketing gross margin per barrel	$2.37	$4.44
Terminalling throughputs (average bpd) (2)	147,251	160,075

(1)	Excludes jet fuel and petroleum coke.
(2)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational Comparison of the Year Ended December 31, 2020 versus the Year Ended December 31, 2019
Net Revenues
Net revenues for the wholesale marketing and terminalling segment decreased by $93.7 million, or 23.1%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•decreases in the volume of diesel sold and in the average sales prices per gallon of gasoline and diesel, partially offset by increase in the volume of gasoline sold in our West Texas marketing operations.
◦the volume of gasoline sold increased 12.6 million gallons partially offset by a decrease of 8.1 million gallons in diesel sold; and
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.49 per gallon and $0.71 per gallon, respectively.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the years ended December 31, 2020 and 2019.

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $90.5 million, or 28.8%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•decreases in the volume of diesel sold and in the average cost per gallon of gasoline and diesel sold, partially offset by increase in the volume of gasoline sold in our West Texas marketing operations.
◦the volume of gasoline sold increased 12.6 million gallons partially offset by a decrease of 8.1 million gallons in diesel sold; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.43 per gallon and $0.66 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the years ended December 31, 2020 and 2019. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Management's Discussion and Analysis
Operating Expenses
Operating expenses decreased by $5.3 million, or 27.5%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•lower operating costs associated with allocated contract services pertaining to certain of our assets; and
•decreases in variable expenses such as utilities, maintenance and materials costs.

Contribution Margin
Contribution margin for the wholesale marketing and terminalling segment increased by $2.1 million, or 2.9%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•decreases in cost of materials and other due to decreases in average cost per gallon of diesel and gasoline sold as described above.
Such decreases were partially offset by:
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
At December 31, 2020 our total liquidity amounted to $107.6 million comprised of $103.4 million in unused credit commitments under the DKL Credit Facility and $4.2 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and crude oil prices, some of which are beyond our control.
Our largest customer is Delek Holdings, a related party, with whom we have various commercial agreements. Delek Holdings has initiated several steps as part of a strategic plan to navigate the current volatile markets and preserve or enhance its liquidity, including re-negotiating and extending financing arrangements, temporary suspension of growth and non-essential projects, reductions in capital and operating expenditures, divesting of non-strategic and underperfoming assets, suspension of its stock repurchases and dividends, and exploring other potential financing opportunities. We believe such actions will allow Delek Holdings to continue to honor its commercial agreements with us. In addition, we eliminated the IDRs which helped lower our cost of capital and preserve our liquidity.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements. Management continues to actively respond to the impact of the COVID-19 Pandemic to enhance our liquidity position. Such actions include reducing planned capital expenditures for 2021, seeking alternative financing solutions and enacting cost reduction measures. Refer to the Business Overview section of this MD&A for a complete discussion of the uncertainties identified by management and the actions taken to respond to the COVID-19 Pandemic.
We believe we were in compliance with the covenants in all our debt facilities as of December 31, 2020. After considering the current and potential effect of a significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 11 to our consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On January 22, 2021, we announced that the board of directors had declared a distribution of $0.910 per common unit (the "Distribution"), which equates to approximately $40 million per quarter, or $158.1 million per year, based on the number of common units outstanding as of February 2, 2021. The Distribution was paid on February 9, 2021 to common unitholders of record on February 2, 2021 and represents a 2.8% increase over the fourth quarter 2019 distribution. We have set a range for distribution growth guidance of $0.005 - $0.015 per unit each quarter for 2021. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

Management's Discussion and Analysis
The table below summarizes the quarterly distributions related to our 2020 quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$3.62	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$3.64	$39,533	February 9, 2021	February 2, 2021
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	193,016	130,399
Net cash used in investing activities	(123,138)	(147,416)
Net cash (used in) provided by financing activities	(71,180)	18,040
Net (decrease) increase in cash and cash equivalents	$(1,302)	$1,023

Operating Activities
Net cash provided by operating activities increased by $62.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in cash provided by operations was primarily due to lower cash paid out to suppliers for inventory (as opposed to cash received from customers) during the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of a decrease in volumes sold for the marketing operations. In addition there were decreases in operational expense payments and increase in cash dividends from the Equity Method Investments. These cash flow increases were offset by the decrease in net cash receipts from customers.
Investing Activities
Net cash used in investing activities decreased by $24.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in cash used in investing activities was primarily due to lower contributions to equity method investments during the year ended December 31, 2020 compared to the year ended December 31, 2019, partially offset by the acquisition of the Big Spring Gathering Assets and Trucking Assets during the year ended December 31, 2020. We disbursed $12.2 million in additional contributions to our equity method investments during the year ended December 31, 2020 compared to $139.3 million during the year ended December 31, 2019. The Big Spring Gathering Assets Acquisition was partially financed with cash from drawdown of the DKL Credit Facility amounting to $100.0 million and the Trucking Assets Acquisition was financed with cash from drawdown of the DKL Credit Facility amounting to $48.0 million of which $0.5 million was recorded as investing activity with $47.6 million recorded in financing activities as a distribution to Delek Holdings and general partner unitholders pursuant to the asset acquisitions under common control guidance. Transaction costs paid amounting to $1.0 million were capitalized for the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition. There was no asset acquisition during the year ended December 31, 2019. In addition there were additions to property, plant and equipment amounting to $13.3 million and distributions from equity method investments amounting $2.7 million during the year ended December 31, 2020 compared to additions to property, plant and equipment amounting to $9.1 million and distributions from equity method investments amounting to $0.8 million during the year ended December 31, 2019.
Financing Activities
Net cash provided by financing activities decreased by $89.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to the $47.6 million excess of purchase consideration over the carrying amount of the assets acquired in the Trucking Assets Acquisition treated as a distribution to Delek Holdings and general partner unitholders pursuant to the asset acquisitions under common control guidance and $45.0 million paid to the general partner in the IDR Restructuring Transaction to eliminate the general partners' IDRs, convert the general partners economic interest to non-economic interest and issue 14.0 million common limited units. This was partially offset by the increase in net proceeds under the revolving credit facility (defined below). We received net proceeds of $158.2 million under the revolving credit facility during the year ended December 31, 2020, compared to net proceeds of $131.7 million under the revolving credit facility during the year ended December 31, 2019. In addition, we

Management's Discussion and Analysis
paid quarterly cash distributions totaling $136.8 million during the year ended December 31, 2020, compared to quarterly cash distributions totaling $113.7 million during the year ended December 31, 2019.
The sources of cash to finance the asset acquisitions from Delek Holdings during the year ended December 31, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Big Spring Gathering Assets Acquisition and $48.0 million drawdown to finance the Trucking Asset Acquisition. The Big Spring Gathering Assets Acquisition was also financed by the issuance of 5.0 million units to Delek US Energy, Inc. (a wholly owned subsidiary of Delek US Holdings, Inc.).
Debt Overview
As of December 31, 2020, we had total indebtedness of $992.3 million comprised of $746.6 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility") and $245.7 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount. Deferred financing costs and original issue discount on the 2025 Notes amounted to $3.3 million and $1.0 million, respectively. The increase of $159.2 million in our long-term debt balance compared to the balance at December 31, 2019 resulted from the borrowings under the DKL Credit Facility in 2020, primarily driven by the Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition, the IDR restructuring and amortization of the deferred financing costs and original issuance discount under our 2025 Notes. As of December 31, 2020, our total indebtedness consisted of:
•An aggregate principal amount of $746.6 million under the Delek Logistics Credit Facility ("revolving credit facility"), due on September 28, 2023, with average borrowing rate of 2.44%.
•An aggregate principal amount of $245.7 million, under the Delek Logistics Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.45%.
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
In connection with the IDR Restructuring Transaction, the Partnership entered into a First Amendment to the DKL Credit Facility (the "First Amendment") which, among other things, permitted the exchange of the IDRs and the general partner interest in the Partnership for the noneconomic general partner interest, the newly issued limited partner interests in the Partnership, plus $45.0 million in cash. The First Amendment also modified the total leverage and senior leverage ratios (as defined in the DKL Credit Facility) calculations to reduce the total funded debt (as defined in the DKL Credit Facility) component thereof by the total amount of unrestricted consolidated cash and cash equivalents on the balance sheet of the Partnership and its subsidiaries up to $20.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. At December 31, 2020, the weighted average interest rate for our borrowings under the facility was approximately 2.44%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2020, this fee was 0.35% per year.
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

Management's Discussion and Analysis
The terms of the exchange notes that were issued in May 2018 as a result of the exchange (also referred to as the "2025 Notes") are substantially identical to the terms of the original 2025 Notes.
We believe we were in compliance with the covenants in all debt facilities as of December 31, 2020. See Note 11 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.
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
Equity Units Overview
On August 13, 2020, we closed the IDR Restructuring Transaction. To effect this transaction, our Partnership Agreement was amended and updated. See Note 4 to our accompanying consolidated financial statements for additional details.
In August 2020, we filed a shelf registration statement, which subsequently became effective, with the U.S. Securities and Exchange Commission for the proposed re-sale or disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units. We will not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of the securities by Delek Holdings.
On March 31, 2020, we issued 5.0 million common limited partner units to Delek Holdings as part of the consideration for the Big Spring Gathering Assets Acquisition. In connection with the issuance of these units and in accordance with the Partnership Agreement, we issued additional general partner units in an amount necessary to maintain the 2% general partner interest as defined in the Partnership Agreement.
Contemporaneous with the above issuance, the Board of the general partner waived distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. The IDR Restructuring Transaction on August 13, 2020, permanently eliminated all of the IDRs. See Note 4 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional details.

Management's Discussion and Analysis
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the year ended December 31, 2020 and planned capital expenditures for the full year 2021 by segment and by major category (in thousands):

	Full Year 2021 Forecast	Year Ended December 31, 2020
Pipelines and Transportation
Regulatory (2)	$5,404	$626
Maintenance (1)	2,705	1,106
Discretionary (2)	6,905	5,899
Pipelines and Transportation Segment Total	$15,014	$7,631

Wholesale Marketing and Terminalling
Regulatory (3)	$3,589	$1,317
Maintenance (1) (3)	2,195	395
Discretionary (4)	—	6,106
Wholesale Marketing and Terminalling Segment Total	$5,784	$7,818

Total Capital Spending	$20,798	$15,449
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
(2) The $5.4 million budgeted for regulatory projects in the pipelines and transportation segment is expected to be spent on certain of our pipelines to maintain their operational integrity. The majority of the $6.9 million for discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and development of our DPG assets. These expenditures have historically been and will continue to be financed through cash generated from operations.
(3) The majority of the $3.6 million and $2.2 million budgeted for regulatory and maintenance projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals. These expenditures have historically been and will continue to be financed through cash generated from operations.
(4) There is no spending budgeted for discretionary projects in the wholesale marketing and terminalling segment due to the fact that the budget is focused on pursuing projects that are higher priority in the regulatory and maintenance category.

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
Contractual Obligations and Commitments
Information regarding our known contractual obligations of the types described below, as of December 31, 2020, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$746,600	$250,000	$—	$996,600
Interest (1)	35,355	65,952	25,313	—	126,620
Finance Lease Obligation	2,060	3,487	—	—	5,547
Operating lease commitments (2)	7,989	16,213	9,299	1,736	35,237
Total	$45,404	$832,252	$284,612	$1,736	$1,164,004
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2025 Notes at December 31, 2020. Floating interest rate debt is calculated using rates in effect on December 31, 2020.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2020.

Management's Discussion and Analysis
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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2020 would be to change interest expense by approximately $7.5 million.
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of certain LIBOR rates after 2021, with a complete cessation for all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.

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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of

Controls and Procedures, and Other Information
financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
i.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and
iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, as of December 31, 2020, we maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in the section beginning on page F-1.

ITEM 9B. OTHER INFORMATION
None.

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek Holdings. As of December 31, 2020, two individuals (Messrs. Yemin and Spiegel) serve as both directors and executive officers of the general partner and as officers and, with respect to Mr. Yemin, a director, of Delek Holdings. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
The Board of Directors
The directors oversee our operations. The members of the Board are not elected by our unitholders and will not be subject to re-election by our unitholders in the future. The general partner is a limited liability company and its directors are elected by Delek Logistics Services Company, its sole member, which is a subsidiary of Delek Holdings. The directors hold office for a term of one year or until their successors have been elected or qualified or until their earlier death or removal. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly without recourse to the general partner. Our general partner therefore may cause us to incur indebtedness or other obligations that are without recourse to the general partner.
Our common units are traded on the New York Stock Exchange (the "NYSE"). Because we are a limited partnership, we rely on an exemption from the provisions of Section 303A.01 of the NYSE Listed Company Manual which would require the Board to be composed of a majority of independent directors. Despite this exemption, our Board is currently comprised of a majority of independent directors, though this composition could change in the future. We are not required to establish either a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and experience tests established by the NYSE and the Exchange Act.
At the date of this report, the Board consists of the following nine members: Ezra Uzi Yemin, Sherri A. Brillon, Charles J. Brown, III, Francis C. D'Andrea, Eric D. Gadd, Frederec Charles Green, Ron W. Haddock, Gennifer F. Kelly and Reuven Spiegel. The Board has determined that each of Messrs. Brown, D'Andrea, Gadd and Haddock and Mses. Brillon and Kelly qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, D'Andrea, Gadd and Haddock and Mses. Brillon and Kelly has no material relationship with Delek Holdings or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek Holdings or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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
Executive Officers of Our General Partner
Our general partner's executive officers manage the day-to-day affairs of our business and conduct our operations. The executive officers of our general partner are appointed by the Board and serve in that capacity at the discretion of the Board. All of our general partner's executive officers are employees and officers of Delek Holdings. While the amount of time that our general partner's executive officers devote to our business varies in any given year, we currently estimate that approximately 10% to 20% of their productive business time is spent on the management and conduct of our operations, except for Odely Sakazi, who devotes a majority of his time to our operations. The executive officers of our general partner intend to devote as much of their time as is necessary for the proper conduct of our business. We also utilize a significant number of Delek Holdings' employees to operate our business and provide us with general and administrative services. Under the Omnibus Agreement, we pay Delek Holdings an annual fee, indexed for inflation, for Delek Holdings' provision of centralized corporate services, including executive management services of Delek Holdings employees who devote less than 50% of their

Directors, Executive Officers, Corporate Governance, and Security Ownership
time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration. In addition, we reimburse Delek Holdings for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit.
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	52	Chairman of the Board of Directors, Chief Executive Officer and President
Sherri A. Brillon	61	Director and Member of Audit Committee
Charles J. Brown, III	73	Director, Chairman of Conflicts Committee and Member of Audit and EHS Committees
Francis C. D'Andrea	67	Director, Chairman of Audit Committee and Member of Conflicts and EHS Committees
Eric D. Gadd	65	Director, Chairman of EHS Committee and Member of Audit and Conflicts Committees
Frederec Charles Green	55	Director
Ron W. Haddock	80	Director and Member of EHS Committees
Gennifer F. Kelly	48	Director and Member of Conflicts and EHS Committees
Reuven Spiegel	64	Director, Executive Vice President and Chief Financial Officer
Denise McWatters	61	Executive Vice President, General Counsel and Secretary
Odely Sakazi	37	Senior Vice President, Delek Logistics

Ezra Uzi Yemin has served as the Chief Executive Officer and the Chairman of the Board of our general partner since April 2012. He has also served as the chairman of the board of directors of Delek Holdings since December 2012, its chief executive officer since June 2004 and its president and as a director since April 2001. He has been the President of our general partner since August 2019. Mr. Yemin served as the president of Alon USA Partners GP, LLC, from July 2017 until its acquisition by Delek Holdings in February 2018 and the chairman of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek Holdings since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as the business, operations and operating environment of Delek Holdings (the owner of approximately 80.0% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.
Sherri A. Brillon has served as a member of the Board of our general partner and as a member of the Audit Committee since January 2021. Starting in 2008, Ms. Brillon held various positions of increasing responsibility at Encana Corporation, a leading North American hydrocarbon exploration and marketing company now known as Ovintiv Inc., before retiring as Executive Vice President and Chief Financial Officer in 2019. At Encana, Ms. Brillon was responsible for directing the financial operations of the organization and she also implemented Encana's business strategy through multiple strategic transactions. Ms. Brillon is a past director of the Canadian Chamber of Commerce, Alberta Energy Regulator, Tim Hortons Inc., a Canadian multinational fast food restaurant chain, and PrairieSky Royalty Ltd., which owns properties generating royalty revenues from petroleum and natural gas in Canada. Ms. Brillon provides the Board with financial and strategic experience from her many years in the energy industry.
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

Directors, Executive Officers, Corporate Governance, and Security Ownership
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
Frederec Charles Green has served as a member of the Board of our general partner since April 2012. Mr. Green previously served as Delek Holdings' chief operating officer from November 2016 to April 2020 and as an executive vice president from May 2009 until his departure in November 2020. Mr. Green was the primary operational officer for Delek Holdings' refining operations from January 2005 to December 2016. He served as an executive vice president and chief operating officer of Alon USA Partners GP, LLC from July 2017 until its acquisition by Delek Holdings in February 2018, its chief executive officer from August 2017 until its acquisition by Delek Holdings in February 2018, and a member of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Green has more than 25 years of experience in the refining industry, including 14 years at Murphy Oil USA, Inc. (NYSE: MUR), where he served as a senior vice president during his last six years. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in-depth knowledge of our and Delek Holdings' businesses and operations.
Ron W. Haddock has served as a member of the Board of our general partner and as a member of the Environmental, Health and Safety Committee since May 2018. Mr. Haddock has served as our Lead Independent Director since February 2021. Mr. Haddock is currently Chairman and Chief Executive Officer of AEI Services LLC, an international power generation/distribution and natural gas distribution company, positions he has held since 2004 and August 2003, respectively. He also served on the board of Alon Energy USA, Inc. from December 2000 until its acquisition by Delek Holdings in July 2017 and has served on the board of Petron Corporation, an oil refining and marketing company in the Philippines since December 2008. From January 1989 to July 2000, Mr. Haddock served as chief executive officer of FINA, Inc., a Belgian oil company. Mr. Haddock also served as a Chairman and CEO of Safety-Kleen Systems, Inc., a waste management, oil recycling and refining company, from 2003 to 2012, and on the board of Trinity Industries, Inc. (NYSE: TRN), a diversified transportation, industrial and construction company, from 2007 to 2013, as well as eight other corporate boards. The Board believes that Mr. Haddock’s extensive directorship experience, past executive positions within the refining industry, financial reporting background and expertise qualify him to serve as a member of the Board.
Gennifer F. Kelly has served as a member of the Board of our general partner and as a member of the Conflicts Committee and EHS Committee since July 29, 2020. She has 25 years of oil and gas industry experience in both upstream and midstream sectors. Ms. Kelly previously held the role of Chief Operating Officer and SVP of Western Midstream Partners (NYSE: WES) and Vice President of Marketing for Anadarko Petroleum Corporation. Prior to her role at Western Midstream, Ms. Kelly led Operations Transformation efforts, as well as Strategic Planning, Portfolio Management and Asset Management teams for Anadarko. She has diverse operations experience in production, drilling and completions engineering, working extensively in East Texas, West Texas and the Gulf of Mexico. Prior to joining Anadarko Petroleum, Ms. Kelly worked as an engineer for Kerr McGee Corporation and the Louisiana Office of Conservation. The Board values Ms. Kelly's years of experience in the oil and gas industry and operations experience as well as her technical background.
Reuven Spiegel has served as our Chief Financial Officer since May 8, 2020, and as a member of the Board of our general partner since July 2014. Prior to becoming our Chief Financial Officer, Mr. Spiegel was also a member of the Audit Committee and Conflicts Committee since September 2014 and as a member of the EHS Committee since its inception in October 2016. Mr. Spiegel has served in the financial and real estate industry since 1983. Prior to joining the Board, Mr. Spiegel served as president, chief executive officer, and senior executive vice president of Israel Discount Bank Ltd. (TLV: DSCT) from 2001 through 2014. In 2005 and 2006, Mr. Spiegel also served as chairman of the board of Discount Mortgage Bank. The Board believes that Mr. Spiegel's financial industry experience provides the Board with valuable expertise in the Partnership's financial and accounting matters.
Denise McWatters has served as the Executive Vice President, General Counsel and Corporate Secretary of our general partner and Delek Holdings since February 2021. Ms. McWatters previously served as the general counsel, chief compliance officer and corporate secretary of HollyFrontier Corporation, an independent petroleum refiner (NYSE: HFC), and of the general partner of Holly Energy Partners, L.P. (NYSE: HEP) from 2008 until August 2019. Prior to joining HollyFrontier, Ms. McWatters served as the general counsel of The Beck Group, an architecture, construction and design firm, from 2005 to 2007.
Odely Sakazi has served as Senior Vice President, Delek Logistics since August 2019. He previously served as our Vice President of Business Strategy and corporate development from November 2017 until August 2019, as Senior Director of Business Strategy from

Directors, Executive Officers, Corporate Governance, and Security Ownership
January 2017 until November 2017, as Director of Business Strategy from June 2016 until January 2016, and as Director of Corporate Operation from August 2015 until June 2016. He formerly served in the Israeli Navy as an officer in various roles between 2010 and 2014.
Board Leadership Structure
Mr. Yemin serves as Chair of the Board. Our general partner has no policy with respect to the unification or separation of the offices of Chair and CEO. Rather, the Board's policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chair of the Board because he is the director most familiar with our business and industry. He is also the Chair of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chair of the board of a publicly traded company. As such, the Board feels that combining the roles of Chair and CEO provides the Board with the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met 21 times in the year ended December 31, 2020, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he or she served during the year.
Because the Chair of the Board is not an independent director, on February 22, 2021, the Board designated Ron W. Haddock to serve in a lead capacity (the “Lead Independent Director”) to coordinate the activities of the other independent directors and to perform such other duties and responsibilities as the Board may determine from time to time. The Lead Independent Director is appointed annually by the Board and may be removed from or replaced at any time. The Lead Independent Director will chair all meetings of the Board at which the Chair is not present, including executive sessions of the independent directors, call additional meetings of the independent directors as deemed appropriate, and perform such other functions as the Board may direct.
Executive Sessions
Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and our industry, while the other Board members bring experience and expertise specific to us and Delek Holdings. In addition, the independent directors are the sole members of our Audit and Conflicts Committees. The NYSE listing standards require our independent directors to meet at regularly scheduled executive sessions without management. Our independent directors generally conduct such executive sessions in connection with each quarterly meeting of the Audit Committee and otherwise as may be necessary. Mr. Haddock was appointed Lead Independent Director of the Board in February 2021. In this capacity, Mr. Haddock generally presides over these executive sessions.
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
The Board has a standing Audit Committee. The Audit Committee consists of Messrs. D'Andrea (chairman), Brown and Gadd and Ms. Brillon. Mr. D'Andrea joined the committee in August 2015. Mr. Brown joined the committee at its inception in November 2012, Mr. Gadd joined the committee in October 2013, and Ms. Brillon joined the committee in January 2021. The Audit Committee met nine times during the year ended December 31, 2020, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.
The Board has determined that (i) each of Messrs. D'Andrea, Brown and Gadd and Ms. Brillon qualifies as independent and as financially literate under applicable SEC rules and regulations and the rules of the NYSE, and (ii) Mr. D'Andrea meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.
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

Directors, Executive Officers, Corporate Governance, and Security Ownership
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chairman), D'Andrea and Gadd and Ms. Kelly. The Board has determined that each of Messrs. Brown, D'Andrea and Gadd and Ms. Kelly qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Messrs. Gadd and D'Andrea joined the committee in October 2013 and August 2015, respectively. Ms. Kelly joined the committee on July 29, 2020. The Conflicts Committee met 19 times during the year ended December 31, 2020, either in person or telephonically, with each member attending at least 75% of all meetings of the Conflicts Committee.
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
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chairman), D'Andrea, Brown and Haddock and Ms. Kelly. Messrs. Gadd, Brown and D'Andrea joined the committee at its inception in October 2016, Mr. Haddock joined the committee in May 2018, and Ms. Kelly joined the committee in July 2020. The EHS Committee met four times in 2020, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Company’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
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

Directors, Executive Officers, Corporate Governance, and Security Ownership
Governance Guidelines, Code of Business Conduct & Ethics and Committee Charters
The Governance Guidelines of the Board of Directors of our general partner, the charter of the Audit Committee of our general partner and our Amended and Restated Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekLogistics.com under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon a request made to Investor Relations, Delek Logistics Partners, LP, or ir@deleklogistics.com. We intend to disclose any amendments to, or waivers of, the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
All of our general partner's executive officers are employees of Delek Holdings. Neither we nor our general partner directly employ any of the executive officers responsible for managing our business.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2020. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. Messrs. Yemin, Spiegel and Ginzburg are referred to collectively herein as our "named executive officers" or "NEOs".
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
Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $4.7 million per year to Delek Holdings for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek Holdings directly for a proportionate amount of the salary and employee benefits costs of Delek Holdings employees who devote more than 50% of their time to our business and affairs.
None of our NEOs devoted more than 50% of their total business time to our business and affairs in 2020. Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us. Instead, the administrative fee covers all centralized services provided to us by Delek Holdings, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2020. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:
• to motivate and retain our general partner's key executives;

Directors, Executive Officers, Corporate Governance, and Security Ownership
• to align the long-term economic interests of our general partner's executives with those of our unitholders; and
• to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. No phantom units were granted to our executive officers in 2020.
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
Compensation Consultants
Our general partner does not have a compensation committee, and its Board did not retain a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2020.
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
The members of the Conflicts Committee have submitted this Compensation Committee Report to the Board of Directors as of March 1, 2021:
•Charles J. Brown, III (Chairman)
•Francis C. D'Andrea
•Eric D. Gadd
•Gennifer F. Kelly

Directors, Executive Officers, Corporate Governance, and Security Ownership
2020 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2020 (and the two prior fiscal years) for our general partner's principal executive officer (Mr. Yemin), current principal financial officer (Mr. Spiegel) and former principal financial officer (Mr. Ginzburg).

Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)
Ezra Uzi Yemin, Chief Executive Officer	2020	—	—	—	—	—	—
	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—
Reuven Spiegel, Chief Financial Officer	2020	—	—	—	—	—	—
	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—
Assaf Ginzburg, Former Chief Financial Officer	2020	—	—	—	—	—	—
	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—
(1) Because none of our executive officers received total compensation from us or our general partner in excess of $100,000 in 2020, information is presented only for Messrs. Yemin, Spiegel and Ginzburg.

Grants of Plan Based Awards in 2020
In 2020, our NEOs were not granted plan-based equity awards.
Outstanding Equity Awards at December 31, 2020
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2020.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Ezra Uzi Yemin Chief Executive Officer	—	—	n/a	n/a	—	$—
Reuven Spiegel Chief Financial Officer	—	—	n/a	n/a	—	$—
Assaf Ginzburg Former Chief Financial Officer	—	—	n/a	n/a	—	$—

Option Exercises and Stock Vested in 2020
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin, Chief Executive Officer	—	n/a	—	$—
Reuven Spiegel, Chief Financial Officer	—	n/a	—	$—
Assaf Ginzburg, Former Chief Financial Officer	—	n/a	—	$—

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2020 and their last day of employment with our general partner or its affiliates was December 31, 2020. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of such event and our stock price.

Name	Termination of Employment	Change-In-Control
Ezra Uzi Yemin, Chief Executive Officer	—	$—
Reuven Spiegel, Chief Financial Officer	—	$—
Assaf Ginzburg, Former Chief Financial Officer	—	$—

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
Compensation of Directors in 2020
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for service on the Board or its committees. The compensation framework for the Board's other directors during 2020 (Messrs. Brown, D'Andrea, Gadd and Haddock and Ms. Kelly) (the "Compensated Directors") was determined by the Board. Ms. Brillon was appointed to the Board in January 2021 and therefore was not compensated in 2020. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time. For 2020, the Board did not engage a compensation consultant to evaluate Compensated Director compensation, and instead considered the other factors outlined above. The Board determined to maintain the same levels of compensation for the Compensated Directors in 2020 as the compensation paid in 2018. This compensation includes a cash retainer for service on the Board and its Committees (and a lead director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period, as set forth below:

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

Directors, Executive Officers, Corporate Governance, and Security Ownership
The following table sets forth a summary of the compensation we paid to the Compensated Directors for service during 2020.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Charles J. Brown, III	87,000	99,973	—	—	186,973
Francis C. D'Andrea	90,900	99,973	—	—	190,873
Eric D. Gadd	88,100	99,973	—	—	188,073
Ron W. Haddock	76,400	99,973	—	—	176,373
Gennifer Kelly	33,994	87,656(4)	—	—	121,650
Reuven Spiegel	27,306	99,973	—	—	127,279
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Yemin and Spiegel do not receive any compensation for their service as directors. The director fees reported above for Mr. Spiegel were paid prior to becoming an employee of Delek Holdings in April 2020. Mr. Green resigned on November 11, 2020 and is no longer an officer and employee of Delek Holdings. He did not receive any compensation for his services as director in 2020. Ms. Brillon was not appointed to the Board until 2021.
(2) This column reports the amount of cash compensation earned in 2020 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2020 fiscal year are included in Note 13 to our audited financial statements for the 2020 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $27.36 per unit is equal to the NYSE closing price of our common units as of June 10, 2020. Each of Messrs. Brown, D'Andrea, Gadd, Haddock and Spiegel held 1,827 outstanding phantom units at December 31, 2020.
(4) The grant date fair value of $31.15 per unit is equal to the NYSE closing price of our common units as of December 10, 2020. Ms. Kelly held 1,407 outstanding phantom units at December 31, 2020.

Compensation Committee Interlocks and Insider Participation
Messrs. Brown, D'Andrea, Gadd and Haddock and Ms. Kelly served on the Conflicts Committee during 2020 and Mr. Yemin and the Board assisted the committee with respect to compensation matters. Mr. Spiegel resigned from the Conflicts Committee upon becoming Chief Financial Officer in May 2020, and Ms. Kelly was appointed to the Conflicts Committee in July 2020. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.
CEO Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our chief executive officer in 2020.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our chief executive officer.
We expect the CEO pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 19, 2021 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek Holdings by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Directors, Executive Officers, Corporate Governance, and Security Ownership

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP		Delek US Holdings, Inc.
	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	34,745,868	80.0	n/a	n/a
Directors, Director Nominees and NEOs:
Ezra Uzi Yemin (5)	267,522	*	796,314	1.1
Sherri A. Brillon	—	n/a	—	n/a
Charles J. Brown, III	18,792	*	—	n/a
Francis C. D'Andrea	10,678	*	—	n/a
Eric D. Gadd	19,617	*	—	n/a
Frederec Charles Green (6)	68,552	*	152,918	*
Ron W. Haddock	10,392	*	17,517	*
Gennifer F. Kelly	1,407	*	—	n/a
Reuven Spiegel	11,191	*	—	n/a
Denise McWatters	—	n/a	—	n/a
Odely Sakazi	330	*	456	*
Assaf Ginzburg (7)	16,510	*	56,421	*
All directors, all director nominees, all NEOs and all executive officers as a group (11 persons)	408,481	0.9	967,205	1.3
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 43,443,336 common units representing limited partner interests issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 73,781,666 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report shares equal to the number of NQSOs or RSUs that are vested or that will vest within 60 days of the Measurement Date. For stock appreciation rights (“SARs”) under the Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, or 2016 Long-Term Incentive Plan, we report the shares that would be delivered upon exercise of SARs that are vested or that will vest within 60 days of the Measurement Date (which is calculated by multiplying the number of SARs by the difference between the $24.00 fair market value of Delek US Holdings, Inc. Common Stock on the Measurement Date and the exercise price divided by $24.00).
(4) Subsidiaries of Delek US Holdings, Inc. hold the common limited partner units. Delek US Energy, Inc. and Delek Logistics Services Company directly hold 20,745,868 and 14,000,000 common limited partner units, respectively. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Exchange Act, as amended.
(5) 155,170 of our units and 663,645 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. Delek US Holdings, Inc. Common Stock includes 20,702 RSUs that will vest within 60 days of the Measurement Date and 622,795 performance-vesting RSUs for completed performance periods that will vest within 60 days of the Measurement Date. Additionally, of the Delek Logistics Partners, LP units owned by Mr. Yemin, 97,000 are pledged as security for a full recourse loan.
(6) Additionally, of the Delek US Holdings, Inc. Common Stock owned by Mr. Green, 29,500 are pledged as security for a full recourse loan.
(7) Beneficial ownership for Mr. Ginzburg, our former chief financial officer, is based on his most recent Form 4 filing with the SEC.

Directors, Executive Officers, Corporate Governance, and Security Ownership
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2020 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	603,589	N/A	66,226
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	603,589	N/A	66,226
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

Directors, Executive Officers, Corporate Governance, and Security Ownership
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As of February 19, 2021, Delek Holdings and its affiliates owned 34,745,868 of our common limited partner units, which represents a 80.0% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates own more than five percent of our equity interests. In addition, Messrs. Yemin, Spiegel and Serff, and Ms. McWatters serve as executive officers of both Delek Holdings and our general partner.
Distributions and Payments to Delek Holdings
Pursuant to our Partnership Agreement, we are required to make quarterly cash distributions of 100% of our "available cash" to limited partners, including Delek Holdings. During 2020, we made cash distributions totaling $136.8 million to our unitholders, of which $105.3 million was paid to Delek Holdings and our general partner.
Acquisitions
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
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million of our common limited partner units. We financed the cash component of this acquisition with borrowings from the DKL Credit Facility. This transaction is described in greater detail in Note 3 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. In return, Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of and the amounts paid under our material commercial agreements and other non-contractual arrangements with Delek Holdings during 2020.
For a discussion of a third party's involvement in certain of our agreements, see Items 1 and 2. "Business and Properties—Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement."
Omnibus Agreement
The Omnibus Agreement (as defined in Note 4 to our consolidated financial statements) governs a number of important aspects of the Partnership’s business relationship with Delek Holdings. For a more extensive summary of this agreement and its amendment history, see Items 1 and 2. “Business and Properties—Commercial Agreements—Other Agreements with Delek Holdings.” The Omnibus Agreement addresses, among other things, the following matters:
•an agreement whereby Delek Holdings will not compete with us under certain circumstances;
•our right of first offer to acquire certain of Delek Holdings' logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek may acquire or construct in the future;
•Delek Holdings' right of first refusal to purchase our assets that serve its refineries;
•our obligation to pay an annual fee to Delek Holdings for Delek Holdings' provision of centralized corporate services, including executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resource services, and insurance administration;
•Delek Holdings' reimbursement to us for certain operating expenses and certain maintenance capital expenditures and Delek Holdings' indemnification of us for certain matters, including environmental, title and tax matters;
•reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for any operating expenses in excess of certain thresholds per year that we incur for inspections, maintenance and repairs to any of the storage tanks

Directors, Executive Officers, Corporate Governance, and Security Ownership
contributed to us by Delek Holdings that are necessary to comply with the DOT pipeline integrity rules and certain API storage tank standards; and
•reimbursement to us for certain designated periods of time related to the date of acquisition of the relevant asset for all non-discretionary maintenance capital expenditures, other than those required to comply with applicable environmental laws and regulations, in excess of certain thresholds per year that we make with respect to the assets contributed to us by Delek Holdings for which we have not been reimbursed as described above.
See Note 4 and Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the Omnibus Agreement during 2020.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined product from Delek Holdings, totaling $197.8 million during the year ended December 31, 2020. We sold RINs in the amount of approximately $3.4 million to Delek Holdings during the year ended December 31, 2020.
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
The Partnership currently manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating services agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). The majority of the gathering system has been constructed, however additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the DPG Management Agreement during 2020.
Procedures for Review, Approval or Ratification of Transactions with Related Party
Our Board has adopted a formal written related party transactions policy to establish procedures for the notification, review, approval, ratification and disclosure of related party transactions. The Board reviews this policy annually. For the purposes of this policy, a related party is defined as follows:
I.any director or executive officer of our general partner;
II.any unitholder owning in excess of 5% of our common units or an affiliate of our general partner;
III.any immediate family member of an individual of any such person;
IV.any entity in which we have an investment that is accounted for under the equity method of accounting; and
V.any entity that is owned or controlled by someone listed in I - IV above or any entity in which someone listed in I - IV above has a substantial ownership interest or control of such entity.
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

Directors, Executive Officers, Corporate Governance, and Security Ownership
I.involve the purchase and sale of products or services that are effected at either (x) cost (including, when relevant, a nominal fee for services) or (y) the then-prevailing market prices that we would pay or charge to third parties ("Market Based Transactions") undertaken outside the ordinary course of business and involve an aggregate amount of more than $2.5 million annually; or
II.are not Market Based Transactions and are undertaken outside the ordinary course of business; or
III.are not Market Based Transactions and are undertaken within the ordinary course of business and involve an aggregate amount of more than $2.5 million annually be approved by the Board of Directors or an authorized committee thereof. Pursuant to the policy, the Conflicts Committee is generally the best suited to review these transactions and it is expected they will be the committee that does so.
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

Principal Accountant Fees and Services
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $734,920 and $748,672 paid for the services of Ernst & Young LLP during fiscal years 2020 and 2019, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions, investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2020 and 2019, regardless of when the fees and expenses were paid.
Audit-related fees
No audit-related fees were paid for the services of Ernst & Young LLP during fiscal years 2020 and 2019.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2020 and 2019.
All of the fees described above were approved in accordance with the Audit Committee pre-approval policy described below.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. During the years ended 2020 and 2019, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

Exhibits and Financial Statement Schedules

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:
1.Financial Statements. The accompanying Index to Financial Statements and Schedule on page F-1 of this Annual Report on Form 10-K is provided in response to this item.
2.List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or included within the Consolidated Financial Statements.
3.Exhibits - See below.

F-1

EXHIBITS

Exhibit No.		Description
2.1
Contribution and Subscription Agreement, dated as of May 24, 2019, by and among Plains Pipeline, L.P., DKL Pipeline, LLC, and Red River Pipeline Company, LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on May 28, 2019).

2.2
Contribution, Conveyance, and Assumption Agreement, dated as of March 31, 2020, between several Delek subsidiaries (incorporated by reference to Exhibit 2.1 of the Partnership's Form 8-K filed April 6, 2020).

2.3
Throughput and Deficiency Agreement, dated as of March 31, 2020, by and between Lion Oil Trading & Transportation, LLC and DKL Permian Gathering, LLC (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on April 6, 2020).

2.4		Exchange Agreement, dated August 13, 2020, between Delek Logistics and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K filed on August 14, 2020).
3.1		Certificate of Limited Partnership of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.2
Second Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated August 13, 2020 (incorporated by reference to Exhibit 3.1 of the Partnership's Form 8-K filed on August 14, 2020).

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

4.1	#	Description of the Common Units.
4.2
Indenture, dated as of May 23, 2017, among Delek Logistics Partners, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017).

4.3		Form of 6.750% Senior Notes due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017).
4.4
Supplemental Indenture, dated March 22, 2018, among DKL Big Spring, LLC, Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to the Partnership’s Form 8-K filed on March 26, 2018).

4.5
Second Supplemental Indenture, dated February 28, 2020, among DKL Pipeline, LLC, Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Partnership's Form 8-K filed on April 6, 2020).

4.6
Third Supplemental Indenture, dated March 26, 2020, among DKL Permian Gathering, LLC, Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.2 of the Partnership's Form 8-K filed on April 6, 2020).

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

F-2

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

10.14
First Amendment to Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.19 to the Partnership's Form 10-K filed on March 1, 2019).

10.15
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.16
First Amendment to Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.21 to the Partnership's Form 10-K filed on March 1, 2019).

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

10.23
First Amendment to Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated as of December 14, 2018, by and between Delek Refining, LTD. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.29 to the Partnership's Form 10-K filed on March 1, 2019).

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

10.33
First Amendment to Third Amended and Restated Credit Agreement, dated August 12, 2020, by and among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on August 14, 2020).

10.34
Second Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 31, 2020 (incorporated by reference to the Exhibit 10.2 of the Partnership's Form 8-K filed on April 6, 2020).

F-3

10.35
Transportation Services Agreement dated May 15, 2020 and effective May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on May 18, 2020).

10.36
Third Amendment and Restatement to Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 15, 2020 (incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K filed on May 18, 2020).

21.1	#	Subsidiaries of Registrant.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Registered Public Accounting Firm (Weaver and Tidwell, L.L.P.).
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	#	Report of Independent Registered Public Accounting Firm - Red River Pipeline Company LLC.
101	<	The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2020, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.
104		The cover page from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2020, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.
++	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.
<	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

F-4

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2020 and 2019 and
For Each of the Three Years Ended December 31, 2020, 2019 and 2018

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Red River Pipeline Company, LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company, LLC is stated at $141.8 million and $131.0 million as of December 31, 2020 and 2019, respectively, and the Partnership’s equity in the net income of Red River Pipeline Company, LLC is stated at $8.9 million in 2020 and $8.4 million in 2019. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company, LLC, is based solely on the report of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Presentation and Disclosure of Related Party Transactions
Description of the Matter	As described in Note 4 to the consolidated financial statements, the Partnership engages, in the ordinary course of business, in related party transactions with Delek US Holdings, Inc. and certain of its subsidiaries (collectively “Delek Holdings”).

Auditing the completeness of the related party transactions, and the corresponding presentation and disclosure, was challenging due to Delek Holdings’ involvement in many aspects of the Partnership’s business, including the revenue earned by the Partnership from providing gathering, transportation, storage, marketing and terminalling services under various commercial agreements with Delek Holdings. Additionally, the Partnership and Delek Holdings have entered into other agreements which govern the provision of certain operational services, reimbursement obligations and fees charged for the provision of centralized corporate services.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement related to the Partnership’s process of identifying and disclosing related party transactions, including controls to verify the completeness of related party transactions and disclosures.

To test the completeness of related party transactions, we obtained a listing of all related party relationships and compared the listing to the Delek Holdings’ legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, review of contracts, and testing of revenue and expense transactions. In addition, to evaluate the presentation and disclosure of related party transactions, we used the related party listing obtained to perform procedures to test material related party account activity and account balances including, among others, testing the related and third-party classification of transactions in revenue, expense and balance sheet accounts by inspecting source documentation and evaluating the aggregation and presentation of related party financial statement line items.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.

Nashville, Tennessee
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on Internal Control over Financial Reporting

We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
March 1, 2021

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,243	$5,545
Accounts receivable	15,676	13,204
Accounts receivable from related parties	5,932	—
Inventory	3,127	12,617
Other current assets	331	2,204
Total current assets	29,309	33,570
Property, plant and equipment:
Property, plant and equipment	692,282	461,325
Less: accumulated depreciation	(227,470)	(166,281)
Property, plant and equipment, net	464,812	295,044
Equity method investments	253,675	246,984
Operating lease right-of-use assets	24,199	3,745
Goodwill	12,203	12,203
Marketing Contract Intangible, net	123,788	130,999
Rights-of-way	36,316	15,597
Other non-current assets	12,115	6,305
Total assets	$956,417	$744,447
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$6,659	$12,471
Accounts payable to related parties	—	8,898
Interest payable	2,452	2,572
Excise and other taxes payable	4,969	3,941
Accrued expenses and other current liabilities	5,529	5,765
Current portion of operating lease liabilities	8,691	1,435
Total current liabilities	28,300	35,082
Non-current liabilities:
Long-term debt	992,291	833,110
Asset retirement obligations	6,015	5,588
Deferred tax liabilities	616	215
Operating lease liabilities, net of current portion	15,418	2,310
Other non-current liabilities	22,078	19,261
Total non-current liabilities	1,036,418	860,484
Equity (Deficit):
Common unitholders - public; 8,697,468 units issued and outstanding at December 31, 2020 (9,131,579 at December 31, 2019)	164,614	164,436
Common unitholders - Delek Holdings; 34,745,868 units issued and outstanding at December 31, 2020 (15,294,046 at December 31, 2019)	(272,915)	(310,513)
General partner - no units issued and outstanding at December 31, 2020 (498,482 at December 31, 2019) (1)	—	(5,042)
Total deficit	(108,301)	(151,119)
Total liabilities and deficit	$956,417	$744,447

(1) See Note 4 for a description of the IDR Restructuring Transaction.

See accompanying notes to the consolidated financial statement

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2020	2019	2018
Net revenues:
Affiliate (1)	$382,666	$261,014	$240,809
Third party	180,752	322,978	416,800
Net revenues	563,418	583,992	657,609
Cost of sales:
Cost of materials and other	269,094	336,473	429,061
Operating expenses (excluding depreciation and amortization presented below)	53,846	71,341	55,924
Depreciation and amortization	33,737	24,893	24,108
Total cost of sales	356,677	432,707	509,093
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2,433	2,816	2,820
General and administrative expenses	22,587	20,815	17,166
Depreciation and amortization	1,994	1,808	1,882
Other operating (income) expense, net	(66)	34	891
Total operating costs and expenses	383,625	458,180	531,852
Operating income	179,793	125,812	125,757
Interest expense, net	42,874	47,328	41,263
Income from equity method investments	(22,693)	(19,832)	(6,230)
Other expense, net	133	600	8
Total non-operating expenses, net	20,314	28,096	35,041
Income before income tax expense	159,479	97,716	90,716
Income tax expense	223	967	534
Net income attributable to partners	$159,256	$96,749	$90,182
Comprehensive income attributable to partners	$159,256	$96,749	$90,182

Less: General partner's interest in net income, including incentive distribution rights (2)	18,724	33,080	25,543
Limited partners' interest in net income	$140,532	$63,669	$64,639

Net income per limited partner unit:
Common units - basic	$4.18	$2.61	$2.65
Common units - diluted	$4.18	$2.61	$2.65

Weighted average limited partner units outstanding:
Common units - basic	33,594,284	24,413,294	24,390,286
Common units - diluted	33,597,418	24,418,641	24,396,881

Cash distributions per limited partner unit	$3.605	$3.440	$3.120

(1) See Note 4 for a description of our material affiliate revenue transactions.
(2) See Note 4 for a description of the IDR Restructuring Transaction.

See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)
(in thousands)

	Partnership
	Common - Public	Common - Delek Holdings	General Partner - Delek Holdings	Total

Balance at December 31, 2017	$174,378	$(197,206)	$(6,397)	$(29,225)
Distributions to Delek Holdings for Big Spring Asset Acquisition	—	(96,822)	(1,976)	(98,798)
Cash distributions (1)	(27,721)	(46,417)	(23,698)	(97,836)
GP Units Issued to maintain 2% interest	—	—	26	26
Sponsorship contribution of fixed assets	—	151	3	154
Net income attributable to partners	24,119	40,520	25,543	90,182
Other	247	414	13	674
Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	$(134,823)
Cash distributions (1)	(30,626)	(51,388)	(31,654)	(113,668)
GP Units Issued to maintain 2% interest	—	—	8	8
Net income attributable to partners	23,813	39,856	33,080	96,749
Other	226	379	10	615
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions (1)	(31,532)	(77,665)	(27,635)	(136,832)
GP Units Issued to maintain 2% interest	—	—	10	10
Net income attributable to partners	36,324	104,208	18,724	159,256
Delek Holdings Unit purchases from public	(4,979)	4,979	—	—
Issuance of units in connection with the Big Spring Gathering Assets Acquisition	—	107,323	2,190	109,513
Cash Distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Cash distribution to general partner for conversion of its economic interest and IDR elimination	—	—	(45,000)	(45,000)
Conversion of GP economic interest	—	(57,702)	57,702	—
Sponsor contribution of fixed assets	—	2,938	—	2,938
Other	365	124	2	491
Balance at December 31, 2020	$164,614	$(272,915)	$—	$(108,301)

(1) Cash distributions include a nominal amount for the years ended December 31, 2020 and 2019, respectively, related to distribution equivalents on vested phantom units. Cash distributions include $0.1 million for the year ended December 31, 2018 related to distribution equivalents on vested phantom units.
.
See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$159,256	$96,749	$90,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,731	26,701	25,990
Non-cash lease expense	6,075	193	—
Amortization of customer contract intangible assets	7,211	7,211	6,009
Amortization of deferred revenue	(1,888)	(1,688)	(1,497)
Amortization of deferred financing costs and debt discount	2,412	2,629	2,577
Accretion of asset retirement obligations	427	397	359
(Gain) loss on disposal of assets	(66)	(197)	891
Deferred income taxes	401	496	152
Income from equity method investments	(22,693)	(19,832)	(6,230)
Dividends from equity method investments	25,436	16,108	6,936
Other non-cash adjustments	491	1,061	674
Changes in assets and liabilities:
Accounts receivable	(2,472)	8,382	1,427
Inventories and other current assets	11,363	(7,702)	15,178
Accounts payable and other current liabilities	(13,479)	(4,836)	(1,747)
Accounts receivable/payable to related parties	(14,628)	1,065	9,038
Non-current assets and liabilities, net	(561)	3,662	3,019
Net cash provided by operating activities	193,016	130,399	152,958
Cash flows from investing activities:
Asset acquisitions from Delek Holdings, net of assumed liabilities	(100,527)	—	(72,380)
Purchases of property, plant and equipment	(13,271)	(9,070)	(12,931)
Proceeds from sales of property, plant and equipment	107	144	502
Purchases of intangible assets	(13)	—	(144,219)
Distributions from equity method investments	2,741	804	1,162
Equity method investment contributions	(12,175)	(139,294)	(173)
Net cash used in investing activities	(123,138)	(147,416)	(228,039)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	10	8	26
Distributions to general partner	(27,635)	(31,654)	(23,698)
Distributions to common unitholders - public	(31,532)	(30,626)	(27,721)
Distributions to common unitholders - Delek Holdings	(77,665)	(51,388)	(46,417)
Distributions to Delek Holdings unitholders and general partner related to Big Spring Logistics Assets Acquisition	—	—	(98,798)
Distributions to Delek Holdings unitholders and general partner related to Trucking Assets Acquisition	(47,558)	—	—
Distribution to general partner for conversion of its interest and IDR elimination	(45,000)	—	—
Proceeds from revolving credit facility	599,600	564,700	735,000
Payments on revolving credit facility	(441,400)	(433,000)	(458,200)
Deferred financing costs paid	—	—	(5,264)
Net cash (used in) provided by financing activities	(71,180)	18,040	74,928
Net (decrease) increase in cash and cash equivalents	(1,302)	1,023	(153)
Cash and cash equivalents at the beginning of the period	5,545	4,522	4,675
Cash and cash equivalents at the end of the period	$4,243	$5,545	$4,522

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,582	$44,791	$38,959
Income taxes	$98	$144	$137
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$198	$917	$(1,363)
Equity issuance to Delek Holdings unitholders in connection with Big Spring Gathering Assets Acquisition	$109,513	$—	$—
Non-cash financing activities:
Sponsor contribution of property, plant and equipment	$2,938	$—	$154
Non-cash lease liability arising from obtaining right of use assets during the period	$32,090	$1,285	$—
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$—	$2,654	$—

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
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner and convert the 2.0% economic general partner interest into a non-economic general partner interest, all in exchange for 14.0 million newly issued common limited partner units and $45.0 million in cash ("IDR Restructuring Transaction"). Contemporaneously, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates, who were also members of our general partner's management and board of directors. See Note 4 of the accompanying consolidated financial statements for further information.
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." See Note 3 of the accompanying consolidated financial statements for further information.
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering Assets"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 3 of the accompanying consolidated financial statements for further information.
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired from Delek Holdings certain logistics assets primarily located at or adjacent to Delek Holdings' refinery near Big Spring, Texas (the "Big Spring Refinery") and Delek Holdings' light products distribution terminal located in Stephens County, Oklahoma (collectively, the "Big Spring Logistics Assets" and such transaction the "Big Spring Logistics Assets Acquisition"). See Note 3 of the accompanying consolidated financial statements for further information regarding the Big Spring Logistics Assets Acquisition.
Description of Business
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

Notes to Consolidated Financial Statements
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
Risks and Uncertainties Arising from the COVID-19 Pandemic
The outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain products, particularly refined petroleum products that we receive revenue for the transportation and storage services we provide. In addition, the decline in demand impacted the sales volumes in our wholesale marketing business. As of December 31, 2020, there is continued uncertainty about the duration and future impact of the COVID-19 Pandemic. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our financial statements as of and for the year ended December 31, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
•The evaluation of indefinite-lived intangibles and goodwill for potential impairment, during our annual assessment or where indicators exist, as defined by GAAP;
•The evaluation of long-lived assets for potential impairment, where indicators exist, as defined by GAAP;
•The evaluation of joint ventures for potential impairment, where indicators exist, as defined by GAAP;
•The evaluation of inventory valuation allowances that may be warranted under the lower of cost or net realizable value analysis, pursuant to GAAP;
•The consideration of debt modifications and or covenant requirements, as applicable;
•The evaluation of commitments and contingencies, including changes in concentrations, as applicable;
•The evaluation of the risk of credit losses and the determination of our allowance for credit losses, pursuant to GAAP; and
•The evaluation of our ability to continue as a going concern.
Segment Reporting
We are an energy business focused on crude oil, intermediate and refined products pipeline and storage activities and wholesale marketing, terminalling and offloading activities. Management reviews operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling.
•The assets and investments reported in the pipeline and transportation segment provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings' refining operations and independent third parties.
•The wholesale marketing and terminalling segment provides marketing services for the refined products output of the Delek Holdings' refineries, engages in wholesale activity at our terminals and terminals owned by third parties, whereby we purchase light product for sale and exchange to third parties, and provides terminalling services at our refined products terminals to independent third parties and Delek Holdings.
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

Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We maintain cash and cash equivalents in accounts with large, U.S. financial institutions. Any highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of December 31, 2020 and 2019. One third-party customer accounted for approximately 49.9% and 52.5% of the consolidated accounts receivable balance as of December 31, 2020 and December 31, 2019, respectively.
Inventory
Inventory consists of refined products, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Delek Holdings accounted for approximately 91.8% and 78.1% of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2020 and December 31, 2019, respectively.
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

Intangible Assets
Intangible assets consist of indefinite-lived rights of way and a marketing contract intangible. The marketing contract intangible is amortized on a straight-line basis over a 20 year period as a component of net revenues from affiliates. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are tested for impairment in connection with our evaluation of long-lived assets as events and circumnstances indicate that the assets might be impaired.
Property, Plant and Equipment and Intangibles Impairment
Property, plant and equipment and intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment and ASC 350, Intangibles - Goodwill and Other, we evaluate the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, we assess whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the use of the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset.
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually during the fourth quarter for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. The Company adopted ASU 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, during the fourth quarter of 2018. In accordance with this guidance, a goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including

Notes to Consolidated Financial Statements
goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit.
We elected to perform a qualitative assessment for purposes of our annual goodwill impairment test during the fourth quarter in 2020, 2019 and 2018. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2020, 2019 or 2018. Details of goodwill balances by segment are included in Note 9.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. See Note 14 for further information on our equity method investments.
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
Environmental Expenditures
It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 30 years if a longer period is believed reasonably necessary. Such estimates may require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Estimated recoveries of costs from other parties are recorded on an undiscounted basis as assets when their realization is deemed probable. See Note 17 for further information on crude oil releases impacting our properties and related accruals.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2020 and 2019 is as follows (in thousands):

Notes to Consolidated Financial Statements

	December 31,
	2020	2019
Beginning balance	$5,588	$5,191
Accretion expense	427	397
Ending balance	$6,015	$5,588
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
Service, Product and Lease Revenues. Revenues for products sold are generally recognized upon delivery of product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediate and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product revenues for these services, as the product does not represent a promised good in the context of ASC 606, Revenue from Contracts with Customers ("ASC 606"). All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
Certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings were considered operating leases under ASC 840, Leases ("ASC 840"). As part of the adoption of ASC 842, we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Refer to Note 5 for further information.
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
Revenues Related to Reimbursements. In addition to the agreements noted above, we have cost reimbursement provisions in certain of our agreements with Delek Holdings that provide for reimbursement to the Company for certain costs, including certain capital expenditures. Such reimbursements are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset.
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
Depreciation and amortization is separately presented in our consolidated statement of income and disclosed by reportable segment in Note 15.
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

Notes to Consolidated Financial Statements
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
Income Taxes
We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets and financial reporting bases of assets and liabilities, the acquisition price of such partner's units and the taxable income allocation requirements under the Partnership's Second Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement").
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
Equity Based Compensation
Our general partner provides equity-based compensation to officers, directors and employees of our general partner or its affiliates, and certain consultants, affiliates of our general partner or other individuals who perform services for us, which may include unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The fair value of our phantom units is determined based on the closing market price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the LTIP (as defined in Note 13). It is our practice to issue new units when phantom units vest.
Net Income per Limited Partner Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common units. Prior to August 13, 2020, we had more than one class of participating securities and used the two class method to calculate the net income per unit applicable to the limited partners. The classes of participating units prior to August 13, 2020 consisted of limited partner units, general partner units and IDRs. Pursuant to the IDR Restructuring Transaction, the IDRs were eliminated and the 2.0% general partner economic interest was converted to a non-economic general partner interest. Effective August 13, 2020, the common limited partner units are the only participating security for cash distributions. Refer to Notes 6 and 12 for further discussion.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2020, the only potentially dilutive units outstanding consist of unvested phantom units.

Notes to Consolidated Financial Statements
Comprehensive Income
Comprehensive income for the years ended December 31, 2020, 2019 and 2018 was equivalent to net income.
Sales, Use and Excise Taxes
The Partnership's policy is to exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected on behalf of a customer.
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
New Accounting Pronouncements Not Yet Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which is intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within Accounting Standard Codification ("ASC") 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition and results of operations.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition and results of operations.
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

3. Acquisitions
Trucking Assets Acquisition
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets from Delek Holdings. The total consideration was approximately $48.0 million in cash. We financed this acquisition with a combination of cash on hand and borrowings under the DKL Credit Facility (as defined in Note 7).
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
The Trucking Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Trucking Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Trucking Assets as of the acquisition date was $13.3 million, consisting of $0.5 million of owned assets and $12.8 million Right of Use asset for leased assets. The Right of Use asset offsets with an equivalent operating lease liability. Prior periods have not been recast as these assets do not constitute a business in accordance with Accounting Standard Update 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). We capitalized approximately $0.3 million of acquisition costs related to the Trucking Assets Acquisition.
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million of our common limited partner units (the "Additional Units"). We financed the cash component of this acquisition with borrowings from the DKL Credit Facility.
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
The Big Spring Gathering Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Gathering Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Big Spring Gathering Assets as of the acquisition date was $209.5 million. Pursuant to the common control guidance, the 5.0 million units issued (which had a closing market price of $9.10 per unit on the transaction date) were recorded in equity at $109.5 million, representing the net carrying value of the Big Spring Gathering Assets purchased of $209.5 million less the $100.0 million cash consideration. Prior periods have not been recast as these assets do not constitute a business in accordance with ASU 2017-01. We capitalized approximately $0.7 million of acquisition costs related to the Big Spring Gathering Assets Acquisition.
Big Spring Logistics Assets Acquisition
Effective March 1, 2018, the Partnership, through its wholly-owned subsidiary DKL Big Spring, LLC, acquired the Big Spring Logistics Assets from Delek Holdings, which are primarily located at or adjacent to the Big Spring Refinery. The total purchase price was $170.8 million, financed through borrowings under the Partnership’s revolving credit facility. The Big Spring Logistics Assets include (i) approximately 70 storage tanks and certain ancillary assets (such as tank pumps and piping) primarily located adjacent to the Big Spring

Refinery, (ii) an asphalt terminal and a light products terminal, (iii) certain crude oil and refined product pipelines and (iv) other logistics assets, such as 4 underground saltwells used for natural gas liquids storage.
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
The Big Spring Logistics Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Big Spring Logistics Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The excess of the cash paid over the historical carrying value of the assets acquired from Delek Holdings amounted to $98.8 million and was recorded as a reduction in equity. The historical carrying value of the Big Spring Logistics Assets as of the acquisition date was $72.0 million, which is net of $0.8 million of assumed asset retirement obligations. Prior periods have not been recast, as these assets did not constitute a business in accordance with ASU 2017-01. We capitalized approximately $0.4 million of acquisition costs related to the Big Spring Logistics Assets Acquisition.
Marketing Contract Intangible Acquisition
Additionally, concurrent with the Big Spring Logistics Assets Acquisition, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a new marketing agreement, whereby the Partnership markets certain refined products produced at or sold from the Big Spring Refinery to various customers in return for a marketing fee (the "Marketing Contract Intangible Acquisition"). We recorded a related contract intangible asset in the amount of $144.2 million based on the amount paid to enter into the contract, which represents the fair value of the intangible asset. The contract intangible asset is amortized over a twenty year period as a component of net revenues from affiliates. The total consideration paid was financed through borrowings under the Partnership's revolving credit facility. This transaction and related marketing agreement were approved by the Conflicts Committee of the board of the Partnership's general partner, which is comprised solely of independent directors. See Note 4 for a more detailed description of this marketing agreement.

4. Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. In November 2017, Delek Holdings opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings in respect to the Tyler Refinery, the initial term has been extended through 2026. The current term of certain of our agreements with Delek Holdings were required to be further extended pursuant to the amended and restated DKL Credit Facility (as defined in Note 11), which extensions were effective in the fourth quarter of 2018. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission (the "FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. With the exception of the Big Spring T&D Agreement executed in March 2020, carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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

Notes to Consolidated Financial Statements
Our material commercial agreements with Delek Holdings include the following:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)

El Dorado Assets and El Dorado Gathering System (2):
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (3)	$1.05 (4)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.12
El Dorado Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$2.83 (4)

East Texas Crude Logistics System (2):
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$0.50 (5)
Storage	November 2012	5 / 15		N/A	$309,892/month
East Texas Marketing	November 2012	10 (6)	Marketing products for Tyler Refinery	50,000	$0.82 (6)

Big Sandy Terminal: (2)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.62
Terminalling	November 2012	5 / 15		5,000	$0.62
Storage	November 2012	5 / 15		N/A	$61,923/month

Tyler Throughput and Tankage (2):
Refined Products Throughput	July 2013	8 / 16	Dedicated Terminalling and storage	50,000	$0.38
Storage	July 2013	8 / 16		N/A	$894,648/month
Memphis Pipeline	June 1, 2018	5	Refined Products Transportation	11,000	$1.28

El Dorado Throughput and Tankage (2):
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$0.54
Storage	February 2014	8 / 16		N/A	$1,400,478/month

El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9 / 15	Dedicated Offloading Services	N/A (7)	$1.08
Heavy Crude Throughput	March 2015	9 / 15	Dedicated Offloading Services	N/A (7)	$2.43

Pipelines, Storage and Throughput Facilities Agreement (Big Spring Logistics Assets):
Crude Oil and Refined Products Throughput	March 1, 2018	10 / 15	Pipeline throughput	104,300	$0.05
Rail Offloading	March 1, 2018	10 / 15	Offloading services	4,500	$0.41
Terminalling	March 1, 2018	10 / 15	Dedicated Terminalling	29,250	$0.68
Storage	March 1, 2018	10 / 15	Storage	NA	$1,411,406/month

Asphalt Services Agreement (Big Spring Logistics Assets):
Terminalling	March 1, 2018	10 / 15	Dedicated Asphalt Terminalling and Storage	1,020 to 2,380 based on seasonality	$8.52
Storage	March 1, 2018	10 / 15		N/A	$468,703/month

Marketing Agreement (Big Spring Logistics Assets):
Marketing Services	March 1, 2018	10 / 15	Dedicated Marketing and Selling	65,000	$0.51 - $0.73

Throughput and Deficiency Agreement (Big Spring Gathering Assets)
Gathering System	March 31, 2020	10 / 20	Gathering and Transportation Services	120,000	$0.70
Re-delivery System	March 30, 2020	10 / 20		50,000	$0.25

Notes to Consolidated Financial Statements

Pipelines, Throughput and Offloading Facilities Agreement (Big Spring Logistics Assets)
Fintex / Magellen Pipeline	April 1, 2020	2	Refined Products	20,000	$0.63
Crude Oil Offloading	January 1, 2020	2	Crude Oil Offloading	15,120	$0.90
Storage	April 1, 2020	2	Storage	N/A	$240,000/month
LPG Rack	January 1, 2020	2	Truck Unloading Facility	4,500	$5.00

Transportation Services Agreement
Trucking Services	May 1, 2020	10 / 14	Transportation Services	N/A	$39,000,000/Minimum Annual Revenue Commitment
(1) Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.
(2) The current term of the agreement was extended through March 31, 2024 in connection with the amendment and restatement of the DKL Credit Facility (as defined in Note 11). While the current terms of the agreement were extended, the upcoming renewal terms were reduced. Therefore, the overall duration of the maximum term remains unchanged.
(3) Excludes volumes gathered on the El Dorado Gathering System (the "El Dorado Gathering System").
(4) Volumes gathered on the El Dorado Gathering System will not be subject to an additional fee for transportation on our El Dorado Assets (the "El Dorado Assets") to the El Dorado Refinery.
(5) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.74/bbl.
(6) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.78/bbl. Following the primary term, the marketing agreement automatically renews for a successive one-year term, unless either party provides notice of non-renewal 10 months prior to the expiration of the then-current term. The initial primary term for the marketing agreement has been extended through 2027.
(7) The throughput agreement provides for a minimum throughput fee of $1.6 million per quarter for throughput of a combination of light and heavy crude.
Pursuant to financing arrangements between Delek Holdings and its subsidiaries, Lion Oil Company, LLC, Lion Oil Trading & Transportation, LLC and Alon USA LP, (all hereinafter referred to together as "Delek Holdings"), to which we are not a party, and J. Aron & Company ("J. Aron"), Delek Holdings assigned to J. Aron certain of its rights under our specific terminalling agreements, pipelines, storage and throughput facilities agreements, and asphalt services agreements. Accordingly, even though this is effectively a financing arrangement for Delek Holdings whereby J. Aron sells the product back to Delek Holdings, J. Aron is technically our primary customer under each of these agreements. J. Aron retains these storage and transportation rights for the term of the financing arrangement, which currently runs through December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025, by giving at least six months prior notice to the maturity date. J. Aron pays us for the transportation, throughput and storage services we provide to it. The rights assigned to J. Aron do not alter the obligations of Delek Holding to meet certain throughput minimum volumes under our agreements with respect to the transportation, gathering and storage of crude oil, intermediate and refined products through our facilities, but J. Aron's throughput is credited toward minimum throughput commitments of Delek Holdings. Accordingly, Delek Holdings is responsible for making any shortfall payments incurred under the pipelines and storage agreement or the terminalling agreement which may result from minimum throughputs or volumes not being met.
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.7 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of $0.6 million, $3.7 million and $5.0 million during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2020 and 2019, we have recorded a nominal receivable from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions

Notes to Consolidated Financial Statements
to operating expenses. We were reimbursed $0.1 million, $6.3 million and $8.2 million for these matters during the year ended December 31, 2020, 2019 and 2018, respectively.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $29.4 million, $25.0 million and $21.1 million pursuant to the Partnership Agreement during the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.
Other Transactions
The Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $2.0 million and $6.1 million for the years ended December 31, 2020 and 2019, respectively, which are recorded in affiliate revenue in our consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Unregistered Sale of Equity Securities
In connection with the Partnership's issuance of the common limited partner units under the Big Spring Gathering Assets Acquisition and in accordance with the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), the Partnership issued general partner units to the general partner in an amount necessary to maintain its 2% general partner interest as defined in the Partnership Agreement. The sale and issuance of the Additional Units and such general partner units in connection with the Big Spring Gathering Assets Acquisition is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Additionally, in March 2020, Delek Marketing & Supply, LLC ("Delek Marketing") repurchased 451,822 common limited partner units from an unaffiliated investor pursuant to a Common Unit Purchase Agreement between Delek Marketing and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, Delek Holdings' ownership in our common limited partner units increased to 64.5% from 62.6%. Delek Holdings' ownership in our common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million Additional Units in connection with the Big Spring Gathering Assets Acquisition described above.
In August 2020, Delek Holdings ownership in our common limited partner units was further increased to approximately 80.0% in connection with the IDR Restructuring Transaction, when the Partnership issued 14.0 million of the Partnership's newly issued common limited partner units to Delek Holdings.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Partnership Agreement, effective upon adoption. Amendment No. 2 amended the Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") for General Partner Additional Units ("GP Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. Subsequently, the IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
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

Notes to Consolidated Financial Statements
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues	$382,666	$261,014	$240,809
Purchases from Affiliates	$205,581	$285,539	$349,089
Operating and maintenance expenses	$43,985	$49,904	$36,182
General and administrative expenses	$12,557	$7,977	$8,250

Quarterly Cash Distribution
Prior to August 13, 2020, our common and general partner unitholders and the holders of IDRs were entitled to receive quarterly distributions of available cash as it was determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. Pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash distributions. During the years ended December 31, 2020, 2019 and 2018, we paid quarterly cash distributions of $136.8 million, $113.7 million and $97.7 million, respectively, of which $105.3 million, $83.0 million and $70.1 million, respectively, were paid to Delek Holdings and our general partner. On January 22, 2021, our board of directors declared a quarterly cash distribution totaling $39.5 million based on the available cash as of the date of determination for the end of the fourth quarter of 2020. The distribution was paid on February 9, 2021 to unitholders of record on February 2, 2021, of which $31.6 million was paid to Delek Holdings.

5. Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 67.4%, 44.8% and 36.6% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Sunoco LP accounted for 5.6%, 14.5% and 15.9% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for

Notes to Consolidated Financial Statements
under the applicable lease accounting guidance. Of our $464.8 million net property, plant, and equipment balance as of December 31, 2020, $396.8 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leased assets, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Year Ended December 31, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$17,596	$634	$18,230
Service Revenue - Affiliate	17,768	33,632	51,400
Product Revenue - Third Party	—	162,522	162,522
Product Revenue - Affiliate	—	71,178	71,178
Lease Revenue - Affiliate (1)	216,105	43,983	260,088
Total Revenue	$251,469	$311,949	$563,418
(1) Net of $7.2 million of amortization expense for the year ended December 31, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Year Ended December 31, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$23,107	$623	$23,730
Service Revenue - Affiliate	—	35,208	35,208
Product Revenue - Third Party	—	299,248	299,248
Product Revenue - Affiliate	—	31,941	31,941
Lease Revenue - Affiliate (1)	155,211	38,654	193,865
Total Revenue	$178,318	$405,674	$583,992
(1) Net of $7.2 million of amortization expense for the year ended December 31, 2019, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of December 31, 2020, we expect to recognize approximately $1.5 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of December 31, 2020 were as follows (in thousands):

2021	$269,181
2022	251,043
2023	241,631
2024	166,697
2025 and thereafter	589,715
Total expected revenue on remaining performance obligations	$1,518,267

Notes to Consolidated Financial Statements
6. Net Income Per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units. Prior to August 13, 2020, we had more than one class of participating securities and used the two class method to calculate the net income per unit applicable to the limited partners. The classes of participating units prior to August 13, 2020 consisted of limited partner units, general partner units and IDRs. Pursuant to the IDR Restructuring Transaction, the IDRs were eliminated and the 2% general partner economic interest was converted to a non-economic general partner interest. Effective August 13, 2020, the common limited partner units are the only participating security for cash distributions. Refer to Note 12 - Equity for a discussion of the elimination of the IDRs and conversion of the 2% general partner economic interest effective August 13, 2020.
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
As discussed in Note 4 - Related Party Transactions, pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs for the GP Additional Units associated with the 5.0 million Additional Units issued in connection with the Big Spring Gathering Assets Acquisition for at least two years, through at least the distribution for the quarter ending March 31, 2022. The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 4 for additional details. Subsequently, the IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2020, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The date of distribution for the distributions earned during the quarterly period ended December 31, 2020 is February 9, 2021. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Net income attributable to partners	$159,256	$96,749	$90,182
Less: General partner's distribution (including IDRs) (1)	18,618	33,492	25,777
Less: Limited partners' distribution	127,070	83,873	76,113
Earning in excess (deficit) of distributions	$13,568	$(20,616)	$(11,708)

General partner's earnings:
Distributions (including IDRs) (1)	$18,618	$33,492	$25,777
Allocation of earnings in excess (deficit) of distributions	106	(412)	(234)
Total general partner's earnings	$18,724	$33,080	$25,543

Limited partners' earnings on common units:
Distributions	$127,070	$83,873	$76,113
Allocation of earnings in excess (deficit) of distributions	13,462	(20,204)	(11,474)
Total limited partners' earnings on common units	$140,532	$63,669	$64,639

Weighted average limited partner units outstanding:
Common units - basic	33,594,284	24,413,294	24,390,286
Common units - diluted	33,597,418	24,418,641	24,396,881

Net income per limited partner unit:
Common - basic	$4.18	$2.61	$2.65
Common - diluted (2)	$4.18	$2.61	$2.65
(1) Prior to August 13, 2020, general partner distributions (including IDRs) consist of the 2% general partner interest and IDRs, which represent the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. In connection with the IDR Restructuring Transaction on August 13, 2020, the IDRs were eliminated and the general partner interest became a non-economic general partner interest. See Note 12 for further discussion related to IDRs.
(2) There were 5,201 and 1,776 outstanding common unit equivalents excluded from the diluted earnings per unit calculation during both years ended December 31, 2020 and 2018. There were no outstanding common unit equivalents excluded from the diluted earnings per unit calculation for the year ended December 31, 2019, as these common unit equivalents did not have a dilutive effect under the treasury stock method.

7. Inventory
Inventories consisted of $3.1 million and $12.6 million of refined petroleum products as of December 31, 2020 and 2019, respectively, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2020	2019
Land	$14,533	$4,458
Building and building improvements	2,742	1,853
Pipelines, tanks and terminals	606,116	427,287
Asset retirement obligation assets	2,073	2,073
Other equipment	30,803	16,634
Construction in process	36,015	9,020
Property, plant and equipment	692,282	461,325
Less: accumulated depreciation	(227,470)	(166,281)
Property, plant and equipment, net	$464,812	$295,044

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment as of and for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	As of and For the Year Ended December 31, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$580,631	$111,651	$692,282
Less: accumulated depreciation	(176,020)	(51,450)	(227,470)
Property, plant and equipment, net	$404,611	$60,201	$464,812
Depreciation expense	$27,682	$8,049	$35,731

	As of and For the Year Ended December 31, 2019
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$354,429	$106,896	$461,325
Less: Accumulated depreciation	(125,771)	(40,510)	(166,281)
Property, plant and equipment, net	$228,658	$66,386	$295,044
Depreciation expense	$20,803	$5,898	$26,701

9.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. Our goodwill relates to the West Texas assets contributed to us by Delek Marketing & Supply, LLC ("Delek Marketing"), a direct wholly owned subsidiary of Delek Holdings, in connection with our initial public offering and to the purchase price allocation of certain of our third party acquisitions.
We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2020, 2019 and 2018. We performed a qualitative assessment for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. In 2020, 2019 and 2018, the annual impairment review resulted in the determination that no indicators of impairment of goodwill were present.
Our goodwill in our wholesale marketing and terminalling segment amounted to $7.5 million as of December 31, 2020, 2019 and 2018. Our goodwill in our pipelines and transportation segment amounted to $4.7 million as of December 31, 2020, 2019 and 2018.

10.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2020	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Marketing contract	20	144,219	(20,431)	123,788
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	36,316		36,316
Total		$180,535	$(20,431)	$160,104

	Useful		Accumulated
As of December 31, 2019	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Marketing contract	20	144,219	(13,220)	$130,999
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	15,597		15,597
Total		$159,816	$(13,220)	$146,596

Amortization of intangible assets was $7.2 million during both the years ended December 31, 2020 and 2019. Amortization of intangible assets was $6.1 million during the year ended December 31, 2018. It is included as a reduction of net revenue on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $7.2 million for each of the years ended December 31, 2021 through 2025.

11. Long-Term Obligations
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
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or the London Interbank Offered Rate ("LIBOR") plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers.

Notes to Consolidated Financial Statements
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At December 31, 2020, the weighted average interest rate for our borrowings under the facility was approximately 2.44%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2020, this fee was 0.35% per year.
As of December 31, 2020, we had $746.6 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of December 31, 2020 were $103.4 million.
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
As of December 31, 2020, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of December 31, 2020, the effective interest rate related to the 2025 Notes was approximately 7.45%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $3.3 million and $1.0 million, respectively, as of December 31, 2020.
Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
DKL Credit Facility	$—	$—	$746,600	$—	$—	$—	$746,600
2025 Notes	$—	$—	$—	$—	$250,000	$—	$250,000

Notes to Consolidated Financial Statements
12. Equity
We had 8,697,468 common limited partner units held by the public outstanding as of December 31, 2020. Additionally, as of December 31, 2020, Delek Holdings owned an 80.0% limited partner interest in us, consisting of 34,745,868 common limited partner units. Effective August 13, 2020, the Partnership closed on the IDR Restructuring Transaction, and contemporaneous with this transaction, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates, who were also members of our general partner's management and board of directors, at fair market value. Delek Holdings now owns 100% of the outstanding ownership interest in our general partner. As part of this transaction, we expensed approximately $1.1 million of transaction costs.
In August 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, which subsequently became effective, for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million of our common limited partner units. As of December 31, 2020, we did not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of securities by Delek Holdings.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2018 through December 31, 2020.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2017	9,088,587	15,294,046	497,604	24,880,237
General partner units issued to maintain 2% interest	—	—	434	434
Unit-based compensation awards (1)	21,220	—	—	21,220
Balance at December 31, 2018	9,109,807	15,294,046	498,038	24,901,891
General partner units issued to maintain 2% interest	—	—	444	444
Unit-based compensation awards (1)	21,772	—	—	21,772
Balance at December 31, 2019	9,131,579	15,294,046	498,482	24,924,107
General partner units issued to maintain 2% interest	—	—	102,196	102,196
Unit-based compensation awards (1)	17,711	—	—	17,711
Big Spring Gathering Assets Acquisition equity issuance	—	5,000,000	—	5,000,000
Delek Holdings unit purchases from public	(451,822)	451,822	—	—
General Partner units converted to non-economic general partner interest	—	—	(600,678)	(600,678)
Common limited partner units issued in IDR Restructuring Transaction	—	14,000,000	—	14,000,000
Balance at December 31, 2020	8,697,468	34,745,868	—	43,443,336
(1) Unit-based compensation awards are presented net of 926 and 598 units withheld for taxes as of December 31, 2020 and 2018, respectively. There were no units withheld for taxes as of December 31, 2019.

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

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2020	2019	2018
Net income attributable to partners	$159,256	$96,749	$90,182
Less: General partner's IDRs	(17,632)	(31,781)	(24,224)
Net income available to partners	$141,624	$64,968	$65,958
General partner's ownership interest	2.0%	2.0%	2.0%
General partner's allocated interest in net income	1,092	1,299	1,319
General partner's IDRs	17,632	31,781	24,224
Total general partner's interest in net income	$18,724	$33,080	$25,543

Incentive Distribution Rights
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

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2018	$0.810	$3.24	$26,949	February 12, 2019	February 4, 2019
March 31, 2019	$0.820	$3.28	$27,438	May 14, 2019	May 7, 2019
June 30, 2019	$0.850	$3.40	$28,914	August 13, 2019	August 5, 2019
September 30, 2019	$0.880	$3.52	$30,379	November 12, 2019	November 4, 2019
December 31, 2019	$0.885	$3.54	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$3.62	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$3.64	$39,533	February 9, 2021	February 2, 2021

Notes to Consolidated Financial Statements
The allocations of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2020, 2019 and 2018 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2020	2019	2018
General partner's distributions:
General partner's distributions	$986	$1,711	$1,553
General partner's IDRs	17,632	31,781	24,224
Total general partner's distributions	18,618	33,492	25,777

Limited partners' distributions:
Common limited partners' distributions	127,070	83,873	76,113
Total cash distributions	$145,688	$117,365	$101,890
Cash distributions per limited partner unit	$3.605	$3.440	$3.120

13. Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and is immaterial for the years ended December 31, 2020, 2019 and 2018. See Note 2 for additional information on terms and measurement considerations.

14. Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of start up capital pursuant to the Amended and Restated Limited Liability Company Agreement. During the third quarter of 2020, Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project on October 1, 2020. We contributed $3.5 million related to such expansion project in May 2019. During the year ended December 31, 2020, we made additional capital contributions totaling $12.2 million based on capital calls received.
Summarized financial information for Red River on a 100% basis is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Current Assets	$13,488	$9,278
Non-current Assets	$413,259	$381,778
Current liabilities	$7,789	$8,291

	Year Ended	For the period
	December 31, 2020	April 24, 2019 - December 31, 2019
Revenues	$51,001	$38,352
Gross profit	$31,103	$25,919
Operating income	$30,382	$25,497
Net income	$30,404	$25,548

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
Combined summarized financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Current assets	$20,763	$29,476
Non-current assets	$253,862	$262,300
Current liabilities	$1,496	$6,391
Non-current liabilities	$—	$8

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues	$55,482	$48,703	$35,050
Gross profit	$36,904	$30,473	$17,690
Operating income	$34,951	$28,503	$12,909
Net Income	$34,977	$28,601	$15,701

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of December 31, 2020 and December 31, 2019, the Partnership's investment balance in these joint ventures was $253.7 million and $247.0 million, respectively.
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

15. Segment Data
We aggregate our operating segments into two reportable segments: (i) pipelines and transportation; and (ii) wholesale marketing and terminalling.
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

Notes to Consolidated Financial Statements
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Pipelines and Transportation
Net revenues:
Affiliate	$233,873	$155,211	$138,418
Third party	17,596	23,107	15,149
Total pipelines and transportation	251,469	178,318	153,567
Cost of materials and other	45,934	22,826	19,878
Operating expenses (excluding depreciation and amortization)	42,267	54,827	39,934
Segment contribution margin	$163,268	$100,665	$93,755
Capital spending (1)	$7,631	$6,600	$6,840

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (2)	$148,793	$105,803	$102,391
Third party	163,156	299,871	401,651
Total wholesale marketing and terminalling	311,949	405,674	504,042
Cost of materials and other	223,160	313,647	409,183
Operating expenses (excluding depreciation and amortization)	14,012	19,330	18,810
Segment contribution margin	$74,777	$72,697	$76,049
Capital spending (1)	$7,818	$3,387	$4,725

Consolidated
Net revenues:
Affiliate	$382,666	$261,014	$240,809
Third party	180,752	322,978	416,800
Total Consolidated	563,418	583,992	657,609
Cost of materials and other	269,094	336,473	429,061
Operating expenses (excluding depreciation and amortization presented below)	56,279	74,157	58,744
Contribution margin	238,045	173,362	169,804
General and administrative expenses	22,587	20,815	17,166
Depreciation and amortization	35,731	26,701	25,990
Other operating (income) expense, net	(66)	34	891
Operating income	$179,793	$125,812	$125,757
Capital spending (1)	$15,449	$9,987	$11,565
(1) Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistics Assets Acquisition for the year ended December 31, 2018. Additionally, capital spending for the year ended December 31, 2020, excludes transaction costs capitalized in the amount of $0.3 million that relate to the Trucking Assets Acquisition and $0.7 million that relate to the Big Spring Gathering Assets Acquisition.
(2) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

Notes to Consolidated Financial Statements
The following table summarizes the total assets for each segment as of December 31, 2020 and 2019 (in thousands). Assets for each segment includes property, plant and equipment, equity method investments, intangible assets and inventory.

	Year Ended December 31,
	2020	2019
Pipelines and transportation	$723,317	$509,666
Wholesale marketing and terminalling	206,918	214,259
Other	26,182	20,522
Total assets	$956,417	$744,447

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
As of December 31, 2020 and 2019, the total non-current deferred tax liability was $0.6 million and $0.2 million, respectively. These amounts are included in other non-current liabilities in our accompanying consolidated balance sheets. The majority component of our non-current deferred tax liabilities as of December 31, 2020 and 2019, respectively, was depreciation and amortization.
The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
State income taxes	$223	$967	$534
Income tax expense	$223	$967	$534

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current	$(178)	$471	$382
Deferred	$401	496	152
Total	$223	$967	$534

Delek Holdings files a consolidated Texas gross margin tax return, and tax payments for the Partnership are paid by Delek Holdings. Therefore, a portion of the current tax payable is included in accounts receivable/payable from related parties. As of both December 31, 2020 and 2019, income taxes payable were immaterial and were included in accounts receivable/payable from related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance. We are no longer subject to audit through 2015.
We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2020 or 2019, and there were no interest or penalties

Notes to Consolidated Financial Statements
recognized related to uncertain tax positions for the years ended December 31, 2020, 2019 or 2018. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

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
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the year ended December 31, 2020, and there were five releases that occurred throughout the year 2019. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases are substantially completed or have received regulatory closure. With the exception of the Sulphur Springs release defined below, we expect regulatory closure in 2021 for the release sites that have not yet received it.
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
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of December 31, 2020, we have accrued $0.3 million for remediation and other such matters related to these releases.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019. During the year ended December 31, 2020, we incurred approximately $0.5 million of additional costs related to final clean-up of this release. Ground water monitoring wells were installed in the third quarter of 2020 and will be monitored quarterly until the site is closed. Additionally, in the third quarter of 2020 we conducted creek bed sediment sampling and the results indicated no issues with the groundwater. In the fourth quarter of 2020 we submitted an actual property assessment report (the

Notes to Consolidated Financial Statements
"APAR") that assessed site conditions and recommends closure of the site. We filed suit in January 2020 against a third party contractor, seeking damages related to this release. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income and comprehensive income. The majority of our releases have been subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement, with the exception of the Sulphur Springs Release above as it is not covered under the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations
During the years ended December 31, 2020 and 2019, we recorded approximately $0.1 million and $0.4 million of expense, respectively, which is net of total reimbursable costs of $0.1 million and $4.8 million for the years ended December 31, 2020 and 2019, respectively, from Delek Holdings pursuant to the terms of the Omnibus Agreement.
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
The following table presents additional information related to our operating leases in accordance ASC 842:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2020	2019
Lease Cost (1)
Operating lease cost	$7,478	$4,643
Short-term lease cost (2)	1,852	850
Variable lease costs	1,002	—
Total lease cost	$10,332	$5,493

Other Information (1)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(7,478)	$(4,643)

Leased assets obtained in exchange for new operating lease liabilities	$26,528	$1,285
Leased assets obtained in exchange for new financing lease liabilities	$5,562	$—

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years) for operating leases	3.56	4.00
Weighted-average discount rate (3) operating leases	6.0%	—%
Weighted-average remaining lease term (years) for finance lease	2.92	0.00
Weighted-average discount rate (3) finance lease	1.8%	—%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Notes to Consolidated Financial Statements
The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancellable terms in excess of one year as of December 31, 2020 (in thousands) under ASC 842:

2021	$7,989
2022	9,896
2023	6,317
2024	5,698
2025	3,601
Thereafter	1,736
Total lease payments	$35,237
Less: Interest	11,128
Present value of lease liabilities	$24,109

The following is an estimate of the maturity of our lease liabilities for financing lease having remaining noncancellable terms in excess of one year as of December 31, 2020 (in thousands) under ASC 842:

2021	$2,060
2022	1,902
2023	1,585
Total lease payment	$5,547
Less: Interest	136
Present values of lease liabilities	$5,411

19.  Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2020 and 2019 is summarized below. The quarterly financial information summarized below has been prepared by management and is unaudited (in thousands, except per unit data).

	For the Three Month Periods Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net revenues	$163,401	$117,637	$142,268	$140,112
Operating income	$35,042	$47,881	$51,765	$45,105
Net income	$27,796	$44,415	$46,328	$40,717
Limited partners' interest in net income	$18,719	$34,768	$46,328	$40,717
Net income per limited partner unit:
Common - basic	$0.76	$1.18	$1.26	$0.94
Common - diluted	$0.76	$1.18	$1.26	$0.94

	For the Three Month Periods Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net revenues	$152,483	$155,342	$137,556	$138,610
Operating income	$29,111	$32,256	$34,729	$29,715
Net income	$19,696	$24,885	$30,530	$21,638
Limited partners' interest in net income	$12,426	$16,806	$21,635	$12,804
Net income per limited partner unit:
Common - basic	$0.51	$0.69	$0.89	$0.52
Common - diluted	$0.51	$0.69	$0.89	$0.52

20. Subsequent Events
Distribution Declaration
On January 22, 2021, our general partner's board of directors declared a quarterly cash distribution of $0.910 per unit, paid on February 9, 2021, to unitholders of record on February 2, 2021.

ITEM 16. FORM 10-K SUMMARY
None.

F-94

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Delek Logistics Partners, LP
                        by and through its general partner, Delek Logistics GP, LLC

                By:    /s/ Reuven Spiegel
                      Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer

Dated: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 1, 2021:

    /s/ Ezra Uzi Yemin
    Ezra Uzi Yemin
    Chairman of the Board of Directors and Chief
    Executive Officer
    (Principal Executive Officer)

    /s/ Reuven Spiegel
    Reuven Spiegel
    Director, Executive Vice President and Chief Financial Officer
    (Principal Financial Officer)

/s/ Nilah Staskus
Nilah Staskus
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

    /s/ Sherri A. Brillon
Sherri A. Brillon
Director

F-95

/s/ Charles J. Brown, III
    Charles J. Brown, III
    Director

    /s/ Francis C. D'Andrea
    Francis C. D'Andrea
    Director

/s/ Eric D. Gadd
    Eric D. Gadd
    Director

    /s/ Frederec Charles Green
    Frederec Charles Green
    Director

    /s/ Ron W. Haddock
    Ron W. Haddock
    Director

/s/ Gennifer F. Kelly
Gennifer F. Kelly
Director

F-96