Form 10-Q
period 2021-03-31
Delek Logistics Partners, LP
filed 2021-05-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2021, there were 43,443,336 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			48	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		48	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		48	Item 6. Exhibits
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	49	Signatures
		8	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions
		11	Note 4 - Revenues
		13	Note 5 - Net Income Per Unit
		14	Note 6 - Inventory
		14	Note 7 - Long-Term Obligations
		15	Note 8 - Equity
		17	Note 9 - Equity Based Compensation
		17	Note 10 - Equity Method Investments
		19	Note 11 - Segments
		20	Note 12 - Income Taxes
		20	Note 13 - Commitments and Contingencies
		21	Note 14 - Leases
		22	Note 15 - Subsequent Events

23	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	33	Summary of Financial and Other Information
	35	Results of Operations
		35	Consolidated
		38	Pipelines and Transportation
		40	Wholesale Marketing and Terminalling
	43	Liquidity and Capital Resources

47	Item 3. Quantitative and Qualitative Disclosures about Market Risk

47	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$13,377	$4,243
Accounts receivable	12,322	15,676
Accounts receivable from related parties	—	5,932
Inventory	1,867	3,127
Other current assets	525	331
Total current assets	28,091	29,309
Property, plant and equipment:
Property, plant and equipment	699,552	692,282
Less: accumulated depreciation	(237,495)	(227,470)
Property, plant and equipment, net	462,057	464,812
Equity method investments	251,448	253,675
Operating lease right-of-use assets	24,804	24,199
Goodwill	12,203	12,203
Marketing Contract Intangible, net	121,985	123,788
Rights-of-way	36,791	36,316
Other non-current assets	11,491	12,115
Total assets	$948,870	$956,417
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$4,155	$6,659
Accounts payable to related parties	4,546	—
Interest payable	6,627	2,452
Excise and other taxes payable	3,637	4,969
Current portion of operating lease liabilities	8,446	8,691
Accrued expenses and other current liabilities	5,355	5,529
Total current liabilities	32,766	28,300
Non-current liabilities:
Long-term debt	983,436	992,291
Asset retirement obligations	6,130	6,015
Deferred tax liabilities	681	616
Operating lease liabilities, net of current portion	16,292	15,418
Other non-current liabilities	20,955	22,078
Total non-current liabilities	1,027,494	1,036,418
Equity (Deficit):
Common unitholders - public; 8,697,468 units issued and outstanding at March 31, 2021 (8,697,468 at December 31, 2020)	164,100	164,614
Common unitholders - Delek Holdings; 34,745,868 units issued and outstanding at March 31, 2021 (34,745,868 at December 31, 2020)	(275,490)	(272,915)
Total deficit	(111,390)	(108,301)
Total liabilities and deficit	$948,870	$956,417

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended
	March 31,
	2021	2020
Net revenues:
Affiliates (1)	$96,194	$106,699
Third party	56,719	56,702
Net revenues	152,913	163,401
Cost of sales:
Cost of materials and other	81,171	101,293
Operating expenses (excluding depreciation and amortization presented below)	13,495	13,954
Depreciation and amortization	10,247	5,803
Total cost of sales	104,913	121,050
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	561	790
General and administrative expenses	4,860	6,130
Depreciation and amortization	492	496
Other operating income, net	(83)	(107)
Total operating costs and expenses	110,743	128,359
Operating income	42,170	35,042
Interest expense, net	9,737	11,824
Income from equity method investments	(4,049)	(5,553)
Other expense, net	31	—
Total non-operating expenses, net	5,719	6,271
Income before income tax expense	36,451	28,771
Income tax expense	184	975
Net income attributable to partners	$36,267	$27,796
Comprehensive income attributable to partners	$36,267	$27,796

Less: General partner's interest in net income, including incentive distribution rights (2)	—	9,077
Limited partners' interest in net income	$36,267	$18,719

Net income per limited partner unit:
Common units - basic	$0.83	$0.76
Common units - diluted	$0.83	$0.76

Weighted average limited partner units outstanding:
Common units - basic	43,443,336	24,480,570
Common units - diluted	43,449,059	24,485,336

Cash distributions per limited partner unit	$0.920	$0.890

(1)    See Note 3 for a description of our material affiliate revenue transactions.
(2)    See Note 3 for a description of the IDR Restructuring Transaction.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	$164,614	$(272,915)	$(108,301)
Cash distributions	(7,914)	(31,619)	(39,533)
Net income attributable to partners	7,261	29,006	36,267
Other	139	38	177
Balance at March 31, 2021	$164,100	$(275,490)	$(111,390)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions	(8,081)	(13,535)	(9,017)	(30,633)
General partner units issued to maintain 2% interest	—	—	6	6
Net income attributable to partners	6,652	12,067	9,077	27,796
Delek Holdings unit purchases	(4,979)	4,979	—	—
Issuance of units in connection with the Big Spring Gathering Assets Acquisition	—	107,323	2,190	109,513
Other	304	$(264)	$1	41
Balance at March 31, 2020	$158,332	$(199,943)	$(2,785)	$(44,396)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$36,267	$27,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,739	6,299
Non-cash lease expense	2,018	274
Amortization of customer contract intangible assets	1,803	1,803
Amortization of deferred revenue	(538)	(473)
Amortization of deferred financing costs and debt discount	625	574
Accretion of asset retirement obligations	115	107
Income from equity method investments	(4,049)	(5,553)
Dividends from equity method investments	3,730	4,913
Gain on asset disposals	(83)	(107)
Deferred income taxes	65	812
Other non-cash adjustments	177	43
Changes in assets and liabilities:
Accounts receivable	3,354	812
Inventories and other current assets	1,020	8,762
Accounts payable and other current liabilities	(390)	(4,692)
Accounts receivable/payable to related parties	7,359	(6,823)
Non-current assets and liabilities, net	(480)	287
Net cash provided by operating activities	61,732	34,834
Cash flows from investing activities:
Asset acquisitions from Delek Holdings, net of assumed liabilities	—	(100,000)
Purchases of property, plant and equipment	(6,119)	(4,164)
Proceeds from sales of property, plant and equipment	83	107
Purchases of intangible assets	(474)	—
Distributions from equity method investments	3,924	110
Equity method investment contributions	(1,379)	(8,229)
Net cash used in investing activities	(3,965)	(112,176)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	—	6
Distributions to general partner	—	(9,017)
Distributions to common unitholders - public	(7,914)	(8,081)
Distributions to common unitholders - Delek Holdings	(31,619)	(13,535)
Proceeds from revolving credit facility	77,500	261,400
Payments on revolving credit facility	(86,600)	(154,800)
Net cash (used in) provided by financing activities	(48,633)	75,973
Net (decrease) increase in cash and cash equivalents	9,134	(1,369)
Cash and cash equivalents at the beginning of the period	4,243	5,545
Cash and cash equivalents at the end of the period	$13,377	$4,176
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,937	$6,903
Income taxes	$—	$3
Non-cash investing activities:
Increase in accrued capital expenditures in accounts payable/receivable related parties	$3,119	$—
Decrease in accrued capital expenditures	$(1,439)	$(1,220)
Equity issuance to Delek Holdings unitholders in connection with Big Spring Gathering Assets Acquisition	$—	$109,513
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$2,623	$—
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 1, 2021 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K.
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
Risks and Uncertainties Arising from the COVID-19 Pandemic
The on-going impact of the COVID-19 outbreak and its development into a pandemic in March 2020 (the “COVID-19 Pandemic” or the “Pandemic”), the restrictions imposed to prevent its spread, the challenges with the vaccination rollout, and the spread of new variants of the virus, continue to cause significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Compared to the prior year, the first quarter of 2021 has witnessed economic recovery trends including a resumption of flights by major airlines and increased motor vehicle use. This has in turn resulted in increased demand for, thus also the market prices of, crude oil and certain products, particularly refined petroleum products that we receive revenue for the transportation and storage services we provide and an increase in demand and sales volumes in our wholesale marketing business. As of March 31, 2021 there is continued uncertainty about the duration and future impact of the COVID-19 Pandemic.
Our business model, which includes executing minimum volume commitment contracts with our major customers, to an extent, cushioned us from the impact of the COVID-19 Pandemic in 2020 and during the first quarter of 2021. Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our financial statements as of and for the three months ended March 31, 2021.

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
New Accounting Pronouncements Adopted During 2021
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within Accounting Standards Codification ("ASC") 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 2020, with early adoption permitted. We adopted this guidance prospectively on January 1, 2021. The adoption of this guidance did not have a material impact on our business, financial condition or results of operations.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and early adoption is permitted. We adopted this guidance prospectively on January 1, 2021. The adoption of this guidance did not have a material impact on our business, financial condition or results of operations.
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Partnership is evaluating the impact of this guidance but does not currently expect that adopting this new guidance will have a material impact on its condensed consolidated financial statements and related disclosures.

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
The Trucking Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Trucking Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Trucking Assets as of the acquisition date was $13.3 million, consisting of $0.5 million of owned assets and a $12.8 million right of use asset for leased assets. The right of use asset offsets with an equivalent operating lease liability. Prior periods have not been recast as these assets do not constitute a business in accordance with Accounting Standard Update 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"). We capitalized approximately $0.3 million of acquisition costs related to the Trucking Assets Acquisition.
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in us. We financed the cash component of this acquisition with borrowings from the DKL Credit Facility (as defined in Note 7).

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Note 3 - Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. In November 2017, Delek Holdings opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings with respect to the Tyler Refinery, the initial term was extended through 2026. Effective fourth quarter of 2018, the term of certain of our agreements with Delek Holdings were further extended pursuant to the requirements of the amended and restated DKL Credit Facility (as defined in Note 7). The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission (the "FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. With the exception of the Big Spring T&D Agreement executed in March 2020, carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. There were no reimbursements by Delek Holdings during the three months ended March 31, 2021 During the three months ended March 31, 2020, we were reimbursed by Delek Holdings for certain capital expenditures in the amount of $0.6 million. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2021, we have recorded a nominal receivable from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expense. We were reimbursed a nominal amount for these matters during the both three months ended March 31, 2021 and 2020.
Other Transactions
The Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Unregistered Sale of Equity Securities
In connection with the Partnership's issuance of the common limited partner units under the Big Spring Gathering Assets Acquisition and in accordance with the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Prior Partnership Agreement", as amended and restated by the Partnership's Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement")), the Partnership issued general partner units to the general partner in an amount necessary to maintain its 2% general partner interest as defined in the Prior Partnership Agreement. The sale and issuance of the Additional Units (as defined below) and such general partner units in connection with the Big Spring Gathering Assets Acquisition is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Additionally, in March 2020, Delek Marketing & Supply, LLC ("Delek Marketing"), a wholly owned subsidiary of Delek Holdings, repurchased 451,822 common limited partner units from an unaffiliated investor pursuant to a Common Unit Purchase Agreement between Delek Marketing and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, Delek Holdings' ownership in our outstanding limited partner units increased to 64.5% from 62.6%. Delek Holdings' ownership in our common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million common limited partner units (the “Additional Units”) in connection with the Big Spring Gathering Assets Acquisition described above.
In August 2020, Delek Holdings' ownership in our common limited partner units was further increased to approximately 80.0% in connection with the IDR Restructuring Transaction, where the Partnership issued 14.0 million of the Partnership's newly issued common limited partner units to Delek Holdings.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Prior Partnership Agreement, effective upon adoption. Amendment No. 2 amended the Prior Partnership Agreement to provide for a waiver of distributions in respect of the IDRs for General Partner Additional Units ("GP

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. The IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
Conversion of GP Economic Interest and Elimination of IDRs
On August 13, 2020, we closed the transaction contemplated by a definitive exchange agreement with Delek Holdings to eliminate all of the IDRs held by the general partner and convert the 2% general partner economic interest into a non-economic general partner interest, all in exchange for 14.0 million of the Partnership's newly issued common limited partner units and $45.0 million cash. Contemporaneously, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates who were also members of our general partner's management and board of directors. Delek Holdings now owns a 100% interest in the general partner and owns approximately 34.7 million common limited partner units, representing approximately 80% of the Partnership's outstanding common limited partner units. To implement the transaction, our Prior Partnership Agreement was amended and restated.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues	$96,194	$106,699
Purchases from Affiliates	$65,815	$80,763
Operating and maintenance expenses	$10,084	$12,757
General and administrative expenses	$2,119	$3,369

Quarterly Cash Distributions
Prior to August 13, 2020, our common and general partner unitholders and the holders of IDRs were entitled to receive quarterly distributions of available cash as determined by the board of directors of our general partner in accordance with the terms and provisions of our Prior Partnership Agreement. Pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash distributions. In February 2021, we paid quarterly cash distributions of $39.5 million, of which $31.6 million were paid to Delek Holdings. In February 2020, we paid quarterly cash distributions of $30.6 million, of which $22.6 million were paid to Delek Holdings and our general partner. On April 29, 2021, our board of directors declared a quarterly cash distribution totaling $40.0 million, based on the available cash as of the date of determination for the end of the first quarter of 2021, payable on May 14, 2021, of which $32.0 million is expected to be paid to Delek Holdings.

Note 4 - Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 3 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $462.1 million net property, plant, and equipment balance as of March 31, 2021, $339.2 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$1,927	$82	$2,009
Service Revenue - Affiliate (1)	1,224	8,082	9,306
Product Revenue - Third Party	—	54,710	54,710
Product Revenue - Affiliate	—	16,387	16,387
Lease Revenue - Affiliate	61,824	8,677	70,501
Total Revenue	$64,975	$87,938	$152,913
(1) Net of $1.8 million of amortization expense for the three months ended March 31, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Three Months Ended March 31, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$9,465	$191	$9,656
Service Revenue - Affiliate (1)	4,888	7,982	12,870
Product Revenue - Third Party	—	47,046	47,046
Product Revenue - Affiliate	—	51,503	51,503
Lease Revenue - Affiliate	33,614	8,712	42,326
Total Revenue	$47,967	$115,434	$163,401
(1) Net of $1.8 million of amortization expense for the three months ended March 31, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of March 31, 2021, we expect to recognize $1.5 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	202,154
2022	250,145
2023	241,631
2024	166,697
2025 and thereafter	$618,965
Total expected revenue on remaining performance obligations	$1,479,592

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The two-class method was based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to limited partners was computed by dividing limited partners’ interest in net income, after deducting our general partner’s 2% interest and IDRs, by the weighted-average number of outstanding common units. Our net income was allocated to our general partner and limited partners in accordance with their respective partnership percentages after giving effect to priority income allocations for IDRs, which were held by our general partner pursuant to our Prior Partnership Agreement. Earnings in excess of distributions were allocated to our general partner and limited partners based on their respective ownership interests. The IDRs were paid following the close of each quarter.
As discussed in Note 3 - Related Party Transactions, pursuant to Amendment No. 2 to the Prior Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs for the GP Additional Units associated with the 5.0 million Additional Units issued in connection with the Big Spring Gathering Assets Acquisition for at least two years, through at least the distribution for the quarter ending March 31, 2022. The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 for additional details. Subsequently, the IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of March 31, 2021, the only potentially dilutive units outstanding consist of unvested phantom units.

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2021 is May 14, 2021. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended March 31,
	2021	2020
Net income attributable to partners	$36,267	$27,796
Less: General partner's distribution (including IDRs) (1)	—	9,139
Less: Limited partners' distribution	39,968	21,739
Earnings in excess (deficit) of distributions	$(3,701)	$(3,082)

General partner's earnings:
Distributions (including IDRs) (1)	$—	$9,139
Allocation of earnings in excess (deficit) of distributions	—	(62)
Total general partner's earnings	$—	$9,077

Limited partners' earnings on common units:
Distributions	$39,968	$21,739
Allocation of earnings in excess (deficit) of distributions	(3,701)	(3,020)
Total limited partners' earnings on common units	$36,267	$18,719

Weighted average limited partner units outstanding:
Common units - basic	43,443,336	24,480,570
Common units - diluted	43,449,059	24,485,336

Net income per limited partner unit:
Common units - basic	$0.83	$0.76
Common units - diluted (2)	$0.83	$0.76
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
(2) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three months ended March 31, 2021 and 2020.

Note 6 - Inventory
Inventories consisted of $1.9 million and $3.1 million of refined petroleum products as of March 31, 2021 and December 31, 2020, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

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

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At March 31, 2021, the weighted average interest rate for our borrowings under the facility was approximately 2.45%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2021, this fee was 0.35% per year.
As of March 31, 2021, we had $737.5 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of March 31, 2021 were $112.5 million.
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
The Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 105.063% of the redeemed principal during the twelve-month period beginning on May 15, 2020, 103.375% for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
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
As of March 31, 2021, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of March 31, 2021, the effective interest rate related to the 2025 Notes was approximately 7.25%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $3.1 million and $1.0 million, respectively, as of March 31, 2021, and $3.3 million and $1.0 million, respectively, as of December 31, 2020.

Note 8 - Equity
We had 8,697,468 common limited partner units held by the public outstanding as of March 31, 2021. Additionally, as of March 31, 2021, Delek Holdings owned an 80.0% limited partner interest in us, consisting of 34,745,868 common limited partner units. Effective August 13, 2020, the Partnership closed on the IDR Restructuring Transaction, and contemporaneous with this transaction, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates, who were also members of our general partner's management and board of directors, at fair market value. Delek Holdings now owns 100% of the outstanding ownership interest in our general partner. As part of this transaction, we expensed approximately $1.1 million of transaction costs.
In August 2020, we filed a shelf registration statement with the SEC, which subsequently became effective, for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million of our common limited partner units. As of March 31, 2021, we

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
had not sold any securities under this shelf registration statement and we will not receive any proceeds from the sale of securities by Delek Holdings.
Equity Activity
There were no changes in the number of common limited partner units outstanding from December 31, 2020 through March 31, 2021.
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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended March 31,
	2021	2020
Net income attributable to partners	$36,267	$27,796
Less: General partner's IDRs	—	(8,695)
Net income available to partners	$36,267	$19,101
General partner's ownership interest	—%	2.0%
General partner's allocated interest in net income	—	$382
General partner's IDRs	—	8,695
Total general partner's interest in net income	$—	$9,077

Incentive Distribution Rights ("IDRs")
Effective August 13, 2020, the Partnership closed on the IDR Restructuring Transaction and the general partner no longer receives any cash distributions. Prior to August 13, 2020, our general partner was entitled to 2.0% of all quarterly distributions. Our general partner had the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. Our general partner held IDRs that entitled it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distributed from operating surplus (as defined in our Prior Partnership Agreement) in excess of $0.43125 per unit per quarter. The maximum distribution was 48.0% and did not include any distributions that our general partner or its affiliates may have received on common or general partner units that it owns. As of August 12, 2020, the IDRs held by our general partner were entitled to receive the maximum distribution.
Pursuant to Amendment No. 2 to the Prior Partnership Agreement, prior to the IDR Restructuring Transaction, an agreement was reached for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the "IDR Waiver"). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 3 for additional details.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. The cash distributions for periods before August 13, 2020 include distributions to the 2% general partner interest which was converted to a non-economic general partner interest and IDRs which were permanently eliminated. Our distributions earned with respect to a given period are declared subsequent to quarter end.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2020	$0.890	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$39,968	May 14, 2021 (1)	May 10, 2021
(1) Expected date of distribution.

The allocations of total quarterly cash distributions made to limited partners for the three months ended March 31, 2021 and 2020 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2021	2020
General partner's distributions:
General partner's distributions	$—	$444
General partner's IDRs	—	8,695
Total general partner's distributions	—	9,139

Limited partners' distributions:
Common limited partners' distributions	39,968	21,739

Total cash distributions	$39,968	$30,878

Cash distributions per limited partner unit	$0.920	$0.890

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three months ended March 31, 2021 and 2020.

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of startup capital pursuant to the Amended and Restated Limited Liability Company Agreement. During the third quarter of 2020, Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project on October 1, 2020. We contributed $3.5 million related to such expansion project in May 2019. During the three months ended March 31, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received.

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	March 31, 2021	December 31, 2020
Current Assets	$8,441	$13,488
Non-current Assets	$410,772	$413,259
Current liabilities	$10,093	$7,789

	Three Months Ended March 31,
	2021	2020
Revenues	$9,043	$10,096
Gross profit	$3,625	$5,887
Operating income	$3,439	$5,697
Net income	$3,439	$5,721

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	March 31, 2021	December 31, 2020
Current assets	$22,879	$20,763
Non-current assets	$251,121	$253,862
Current liabilities	$4,995	$1,496

	Three Months Ended March 31,
	2021	2020
Revenues	$9,626	$15,447
Gross profit	$4,966	$10,636
Operating income	$4,478	$10,140
Net Income	$4,179	$10,158

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of March 31, 2021 and December 31, 2020, the Partnership's investment balance in these joint ventures was $251.4 million and $253.7 million, respectively.
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

18 |

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
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2021	2020
Pipelines and Transportation
Net revenues:
Affiliate	$63,048	$38,502
Third party	1,927	9,465
Total pipelines and transportation	64,975	47,967
Cost of materials and other	13,079	6,098
Operating expenses (excluding depreciation and amortization)	10,172	11,456
Segment contribution margin	$41,724	$30,413
Capital spending	$5,845	$445

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (1)	$33,146	$68,197
Third party	54,792	47,237
Total wholesale marketing and terminalling	87,938	115,434
Cost of materials and other	68,092	95,195
Operating expenses (excluding depreciation and amortization)	3,884	3,288
Segment contribution margin	$15,962	$16,951
Capital spending	$1,954	$2,583

Consolidated
Net revenues:
Affiliate	$96,194	$106,699
Third party	56,719	56,702
Total Consolidated	152,913	163,401
Cost of materials and other	81,171	101,293
Operating expenses (excluding depreciation and amortization presented below)	14,056	14,744
Contribution margin	57,686	47,364
General and administrative expenses	4,860	6,130
Depreciation and amortization	10,739	6,299
Other operating income, net	(83)	(107)
Operating income	$42,170	$35,042
Capital spending	$7,799	$3,028
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the total assets for each segment as of March 31, 2021 and December 31, 2020 (in thousands). Assets for each segment include property, plant and equipment, equity method investments, intangible assets and inventory.

	March 31, 2021	December 31, 2020
Pipelines and transportation	$705,262	$723,317
Wholesale marketing and terminalling	217,384	206,918
Other	26,224	26,182
Total assets	$948,870	$956,417

Property, plant and equipment and accumulated depreciation as of March 31, 2021 and depreciation expense by reporting segment for the three months ended March 31, 2021 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$586,119	$113,433	$699,552
Less: accumulated depreciation	(184,318)	(53,177)	(237,495)
Property, plant and equipment, net	$401,801	$60,256	$462,057
Depreciation expense for the three months ended March 31, 2021	$8,827	$1,912	$10,739

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of March 31, 2021.

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

Note 13 - Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our financial statements. See "Crude Oil and Other Releases" below for discussion of an enforcement action
Environmental, Health and Safety
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

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the three months ended March 31, 2021. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2021 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of March 31, 2021, we have accrued $0.3 million for remediation and other such matters related to these releases.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019 and $0.5 million during 2020. During the three months ended March 31, 2021, we incurred a nominal amount of additional costs related to final clean-up of this release. Ground water monitoring wells were installed in the third quarter of 2020 and will be monitored quarterly until the site is closed. Additionally, in the third quarter of 2020 we conducted creek bed sediment sampling and the results indicated no issues with the groundwater. In the fourth quarter of 2020 we submitted an actual property assessment report that assessed site conditions and recommends closure of the site. Closure of the site was approved in the first quarter of 2021. The ground water monitoring wells are scheduled to be removed in the second quarter of 2021. We filed suit in January 2020 against a third party contractor, seeking damages related to this release; two related actions were filed in November and December 2020 by and against the contractor's insurance company seeking judgments related to insurance coverage. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
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
During the three months ended March 31, 2021 and 2020, we recorded $0.1 million and a nominal amount of crude oil and other releases remediation expenses, net of reimbursable costs, respectively.

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

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended March 31,
(in thousands)	2021	2020
Lease Cost (1)
Operating lease cost	$2,744	$600
Short-term lease cost (2)	147	320
Variable lease costs	—	212
Total lease cost	$2,891	$1,132

Other Information (1)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,744)	$(600)
Leased assets obtained in exchange for new operating lease liabilities	$2,623	$—

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (years) for operating leases	3.5	3.8
Weighted-average discount rate (3) operating leases	5.9%	7.3%
Weighted-average remaining lease term (years) for financing lease	2.7	0.0
Weighted-average discount rate (3) financing lease	1.8%	—%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On April 29, 2021, our general partner's board of directors declared a quarterly cash distribution of $0.920 per unit, payable on May 14, 2021, to unitholders of record on May 10, 2021.
Exclusivity Supply Agreement
In May 2021, we executed a strategic exclusivity supply agreement with Baker Petrolite LLC (an affiliate of Baker Hughes Company) ("Baker"), for the supply of chemicals to meet IMO regulations through blending competencies utilizing proprietary intellectual property. The agreement has a 5-year initial term and a 5-year extension option. Terms of the agreement are intended to incentivize a cooperative arrangement relating to strategic blending activities to be operated by the Partnership, and provide for profit sharing opportunities through a variable price structure. Annual minimum requirements under the contract are nominal and may be applied towards purchases.

22 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2021 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner, such transaction the "IDR Restructuring Transaction." See Note 3 of the accompanying condensed consolidated financial statements for further information.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the COVID-19 Pandemic and the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, "OPEC+") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

23 |

Management's Discussion and Analysis
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
•severe weather patterns, such as freezing conditions, might cause damage to our pipelines, terminal facilities and other assets and could impact our operating results through increased costs and/or loss of revenue;
•changes in the price of RINs could affect our results of operations;
•future decisions by OPEC+ regarding production and pricing and disputes between OPEC+ regarding such;
•changes or volatility in interest and inflation rates;
•labor relations;
•large customer defaults;
•changes in tax status and regulations;

24 |

Management's Discussion and Analysis
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
The on-going impact of the COVID-19 Pandemic, the restrictions imposed to prevent its spread, the challenges with the vaccination rollout, and the spread of new variants of the virus, continue to cause significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Compared to the prior year, the first quarter of 2021 has witnessed economic recovery trends including resumption of flights by major airlines and increased motor vehicle use, as the government continues to ramp up the vaccination rollout. This has in turn resulted in increased demand for, thus also the market prices of, crude oil and certain products, particularly refined petroleum products that we receive revenue for the transportation and storage services we provide and an increase in demand and sales volumes in our wholesale marketing business. As of March 31, 2021, there is continued uncertainty about the duration and future impact of the COVID-19 Pandemic. Additionally, increased infection rates could impact our logistics operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
In February 2021, our operations and those of our customers were temporarily impacted by the severe freezing weather, which affected certain regions around the country including areas where we operate. Our customers’ volumes were significantly impacted by the prolonged freezing conditions that occurred, resulting in lower throughput in our pipeline and transportation operations. In addition, the freezing conditions led to significant increases to energy prices resulting in increases to the related expenses. Severe weather patterns such as the freezing conditions might cause damage to our pipelines, terminal facilities and other assets and could impact our operating results through additional costs and/or loss of revenue.
During the three months ended March 31, 2021, both our West Texas wholesale marketing business and many of our pipeline and transportation customers experienced an increase in demand and pricing due to the resumption of some economic activities as discussed above. The impact of this positive trend was netted by the reduced volumes during the severe freezing conditions experienced in February 2021 as discussed above. Our pipelines and transportation revenue streams were largely protected by minimum volume commitments under existing throughput contracts with customers during the current and prior periods, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. Our management continues to monitor the COVID-19 infections in the communities around our company locations, the impact on our operations and whether there is a need to update our remote policies and quarantine protocols. We continue to be exposed to risk from our suppliers and customers who are facing similar challenges.
To the extent that uncertainties related to the COVID-19 Pandemic have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles, we have considered them in the preparation of our condensed consolidated financial statements as of and for the three months ended March 31, 2021, which are included in Item 1. of this Quarterly Report on Form 10-Q.

25 |

Management's Discussion and Analysis
Other uncertainties related to the impact of the COVID-19 Pandemic and other events may exist that have not been identified, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. The U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, may impact the extent to which the risk underlying these uncertainties are realized.
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
The extent to which our future results are affected by the COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the COVID-19 Pandemic; and the speed and effectiveness of responses to combat the virus. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
See also 'Risk Factors' in Part I, Item 1A. of our Annual Report on Form 10-K for further discussion of risks associated with the COVID-19 Pandemic.
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
2021 Strategic Developments
Exclusivity Supply Agreement
In May 2021, we executed a strategic exclusivity supply agreement with Baker Petrolite LLC (an affiliate of Baker Hughes Company) ("Baker"), for the supply of chemicals to meet IMO regulations through blending competencies utilizing proprietary intellectual property.The agreement has a 5-year initial term and a 5-year extension option. Terms of the agreement are intended to incentivize a cooperative arrangement relating to strategic blending activities to be operated by the Partnership, and provides an exciting growth opportunity. See Note 15 to our accompanying condensed consolidated financial statements for additional information

26 |

Management's Discussion and Analysis
How We Generate Revenue
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
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering, crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K filed with the SEC on March 1, 2021 for a discussion of our material commercial agreements with Delek Holdings.
Other Transactions
Starting in 2018, the Partnership manages a long-term capital project on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of a 250-mile gathering system in the Permian Basin (the "Delek Permian Gathering Project"). As of March 31, 2021, approximately 183 miles of the gathering system were completed and operational, however, additional costs pertaining to a pipeline connection that was not contributed to the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 3 to our accompanying condensed consolidated financial statements for additional information on the DPG Management Agreement.
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

27 |

Management's Discussion and Analysis
Contribution Margin per Barrel
Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin as generated in operations. Contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.
For our wholesale marketing and terminalling segment, we also measure gross margin per barrel. Gross margin per barrel reflects the gross margin (net revenues less cost of materials and other) of the wholesale marketing operations divided by the number of barrels of refined products sold during the measurement period. Both contribution margin and gross margin per barrel can be affected by fluctuations in the prices and cost of gasoline, distillate fuel, ethanol and RINs. Historically, the profitability of our wholesale marketing operations has been affected by commodity price volatility, (specifically as it relates to changes in the price of refined products between the time we purchase such products from our suppliers and the time we sell the products to our wholesale customers), and the fluctuation in the value of RINs. Commodity price volatility may also impact our wholesale marketing operations when the selling price of refined products does not adjust as quickly as the purchase price. Our wholesale marketing gross margin may also be impacted by fixed price ethanol agreements that we enter into to fix the price we pay for ethanol.
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
Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.920 per unit for the quarter ended March 31, 2021 ($3.680 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the accompanying condensed consolidated financial statements for a discussion of historic cash distributions.

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
During the first quarter of 2021, although the on-going COVID-19 Pandemic continues to negatively affect economic trends, signs of economic recovery are starting to show resulting in increases in consumption and demand for crude oil and refined products. Compared to the first quarter of 2020, where reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC+, had led to a significant reduction in crude oil prices, crude oil prices during the first quarter of 2021 have been increasing. Commodity prices are showing signs of recovery and are expected to continue recovering in 2021 as the U.S. federal and state governments increase the rollout of vaccinations. The opening January 2021 price of oil (WTI Cushing) was $47.62 and reached the January 2021 high closing price of oil of $53.57 per barrel, which further increased to close at $59.16 per barrel on March 31, 2021. Oil prices reached a high of $66.09 on March 5, 2021. Due to the stabilization in oil prices, during the first quarter of 2021, we experienced improved margins in the West Texas area, and better throughput for our assets with improved gross margins, when compared to the first quarter of 2020. We believe we are strategically positioned, in these tougher market conditions to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, as discussed above, drilling activity and the prices of crude oil and related refined products increased in the first half of 2019 and in spite of a slight decrease in prices in the third quarter of 2019, demand for refined products from our West Texas operations to industries that support crude oil exploration and production began to rebound early in the first quarter of 2020. However due to the impact of the COVID-19 Pandemic there was lower demand and sales of refined products during the latter part of the first quarter of 2020 and remained largely depressed during most of 2020. In the first quarter of 2021, demand for and prices of crude oil and related refined products increased as economic activity began to recover due to the increase in vaccinations.
See the chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2020 and for the three months ended March 31, 2021.

WTI Cushing Crude Oil
(Price per barrel)
$63.27
$18.99
$45.57
$40.46
$10.01
$29.77
$43.39
$36.76
$40.88
$49.10
$35.79
$42.63
$66.09
$47.62
$58.03
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Quarters Ended
High
Low
Average

The volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2020 and for the three months ended March 31, 2021.

29 |

Management's Discussion and Analysis

Gasoline Prices
(Price per gallon)
$1.69
$0.34
$1.25
$1.19
$0.37
$0.81
$1.29
$1.05
$1.15
$1.37
$0.98
$1.17
$2.06
$1.33
$1.71
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Quarters Ended
High
Low
Average

## Diesel Prices
## (Price per gallon)

$1.98
$0.89
$1.47
$1.18
$0.54
$0.91
$1.24
$1.03
$1.16
$1.46
$1.04
$1.24
$1.95
$1.41
$1.71
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Quarters Ended
High
Low
Average

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $2.4 million and $0.8 million of RINs to Delek Holdings during the three months ended March 31, 2021 and 2020, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2020 and in the three months ended March 31, 2021.

30 |

Management's Discussion and Analysis

Ethanol RIN Prices
$0.30
$0.40
$0.47
$0.63
$1.07
$0.40
$0.17
$0.52
$0.28
$0.51
$0.38
$0.79
$0.48
$1.43
$0.77
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Quarters Ended
High
Low
Average RIN Prices

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

31 |

Management's Discussion and Analysis
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2021 from those disclosed in our Annual Report on Form 10-K.
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

•Distributable cash flow - calculated as net cash flow from operating activities plus or minus changes in assets and liabilities, less maintenance capital expenditures net of reimbursements and other adjustments not expected to settle in cash. The Partnership believes this is an appropriate reflection of a liquidity measure by which users of its financial statements can assess its ability to generate cash.

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
We believe that the presentation of EBITDA and distributable cash flow provide information useful to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other partnerships in our industry, our definitions of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other partnerships, thereby diminishing their utility. For a reconciliation of EBITDA and distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "Results of Operations" below.

32 |

Management's Discussion and Analysis
Summary of Financial and Other Information
A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2021 and 2020, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2021	2020
Net revenues:
Pipelines and transportation	$64,975	$47,967
Wholesale marketing and terminalling	87,938	115,434
Total	152,913	163,401
Operating costs and expenses:
Cost of materials and other	81,171	101,293
Operating expenses (excluding depreciation and amortization)	14,056	14,744
General and administrative expenses	4,860	6,130
Depreciation and amortization	10,739	6,299
Other operating income, net	(83)	(107)
Total operating costs and expenses	110,743	128,359
Operating income	42,170	35,042
Interest expense, net	9,737	11,824
Income from equity method investments	(4,049)	(5,553)
Other expense, net	31	—
Total non-operating costs and expenses	5,719	6,271
Income before income tax expense	36,451	28,771
Income tax expense	184	975
Net income attributable to partners	$36,267	$27,796
Comprehensive income attributable to partners	$36,267	$27,796
EBITDA(1)	$58,730	$48,697

Less: General partner's interest in net income, including incentive distribution rights	—	9,077
Limited partners' interest in net income	$36,267	$18,719

Net income per limited partner unit:
Common units - basic	$0.83	$0.76
Common units - diluted	$0.83	$0.76

Weighted average limited partner units outstanding:
Common units - basic	43,443,336	24,480,570
Common units - diluted	43,449,059	24,485,336
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

33 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$36,267	$27,796
Add:
Income tax expense	184	975
Depreciation and amortization	10,739	6,299
Amortization of customer contract intangible assets	1,803	1,803
Interest expense, net	9,737	11,824
EBITDA (1)	$58,730	$48,697

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$61,732	$34,834
Changes in assets and liabilities	(10,863)	1,654
Distributions from equity method investments in investing activities	3,924	110
Non-cash lease expense	(2,018)	(274)
Maintenance and regulatory capital expenditures (2)	(515)	(857)
Reimbursement from Delek Holdings for capital expenditures (3)	359	39
Accretion of asset retirement obligations	(115)	(107)
Deferred income taxes	(65)	—
Other operating income, net	83	107
Distributable cash flow (1)	$52,522	$35,506

(1)	For a definition of EBITDA and distributable cash flow, please see "Non-GAAP Measures" above.
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

(3)
For the three month periods ended March 31, 2021 and 2020, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

34 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the three months ended March 31, 2021 compared to the three months ended March 31, 2020
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended March 31,
	2021	2020
Net Revenues:
Affiliates	$96,194	106,699
Third-Party	56,719	56,702
Total Consolidated	152,913	163,401
Cost of materials and other	81,171	101,293
Operating expenses (excluding depreciation and amortization presented below)	14,056	14,744
Contribution margin	57,686	47,364
General and administrative expenses	4,860	6,130
Depreciation and amortization	10,739	6,299
Other operating income, net	(83)	(107)
Operating income	$42,170	$35,042

Net Revenues
Q1 2021 vs. Q1 2020
Net revenues decreased by $10.5 million, or 6.4%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•decreases in the average volumes of gasoline and diesel sold partially offset by increases in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations:
◦the volume of gasoline and diesel sold decreased by 13.9 million gallons and 9.2 million gallons, respectively.
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.24 per gallon and $0.12 per gallon, respectively.
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.
•decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance.
Such decreases were partially offset by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increased revenues at our Big Spring Refinery Crude Pipeline (the "BSR Crude Pipeline"), as a result of new contracts executed in the second quarter of 2020, during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.

Cost of Materials and Other
Q1 2021 vs. Q1 2020
Cost of materials and other decreased by $20.1 million, or 19.9%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•decreases in the average volumes of gasoline and diesel sold, partially offset by increases in the average cost per gallon of gasoline

35 |

Management's Discussion and Analysis
and diesel sold in our West Texas marketing operations:
◦the average volumes of gasoline and diesel sold decreased by 13.9 million gallons and 9.2 million gallons, respectively.
◦the average cost per gallon of gasoline and diesel sold increased by $0.27 per gallon and $0.10 per gallon, respectively.

Operating Expenses
Q1 2021 vs. Q1 2020
Operating expenses decreased by $0.7 million, or 4.7%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to the COVID-19 Pandemic including delaying non-essential projects;
•lower operating costs associated with allocated contract services pertaining to certain of our assets;
•decreases in variable expenses such as maintenance and materials costs due to lower throughput; and
•partially offset by the increase in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

General and Administrative Expenses
Q1 2021 vs. Q1 2020
General and administrative expenses decreased by $1.3 million, or 20.7%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•decrease in legal and professional consulting fees due to fewer transactions undertaken by the Partnership compared to prior year; and
•decrease in employee and outside services costs due to measures implemented to respond to the COVID-19 Pandemic.

Depreciation and Amortization
Q1 2021 vs. Q1 2020
Depreciation and amortization increased by $4.4 million, or 70.5%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition.

Interest Expense
Q1 2021 vs. Q1 2020
During the three months ended March 31, 2021 we incurred $9.7 million of interest expense, compared to $11.8 million during the three months ended March 31, 2020, a decrease of $2.1 million, or 17.7%. This decrease was primarily driven by the following:
•lower floating interest rates applicable to the DKL Credit Facility; and
•partially offset by increased borrowings under the DKL Credit Facility as a result of our Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the IDR Restructuring Transaction.

Results from Equity Method Investments
Q1 2021 vs. Q1 2020
During the three months ended March 31, 2021 we recognized income of $4.0 million from equity method investments, compared to $5.6 million for the three months ended March 31, 2020, a decrease of $1.5 million, or 27.1%. This decrease was primarily driven by the following:

36 |

Management's Discussion and Analysis
•decrease in income from our equity method investments due to lower volumes as the impact of the February 2021 severe freezing conditions was pervasive across all of our equity method investments' pipeline systems;
•our equity method investments includes our investment in the Red River Pipeline Joint Venture and our investments in Andeavor Logistics and CP LLC (as defined in Note 10 of the accompanying condensed consolidated financial statements), which operate the Rio Pipeline and the Caddo Pipeline System, respectively.

37 |

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
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three months ended March 31, 2021 and 2020:

Pipelines and Transportation
	Three Months Ended March 31,
	2021	2020
Net Revenues:
Affiliates	$63,048	$38,502
Third-Party	1,927	9,465
Total Pipelines and Transportation	64,975	47,967
Cost of materials and other	13,079	6,098
Operating expenses (excluding depreciation and amortization presented below)	10,172	11,456
Segment contribution margin	$41,724	$30,413

Throughputs (average bpd)
	Three Months Ended March 31,
	2021	2020
El Dorado Assets:
Crude pipelines (non-gathered)	44,118	55,471
Refined products pipelines to Enterprise Systems	26,349	54,106
El Dorado Gathering System	11,880	34,906
East Texas Crude Logistics System	26,075	14,174
Big Spring Gathering System	73,724	—
Plains Connection System	108,361	—

38 |

Management's Discussion and Analysis
Comparison of the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net Revenues
Q1 2021 vs. Q1 2020
Net revenues for the pipelines and transportation segment increased by $17.0 million, or 35.5%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information;
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020, during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020; and
•partially offset by, decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments and decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.

Cost of Materials and Other
Q1 2021 vs. Q1 2020
Cost of materials and other for the pipelines and transportation segment increased by $7.0 million, or 114.5%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•increases in transportation costs related to our Trucking Assets due to the Trucking Asset Acquisition which was effective May 1, 2020; and
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q1 2021 vs. Q1 2020
Operating expenses for the pipelines and transportation segment decreased by $1.3 million, or 11.2%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•decreases in employee and outside services costs due to measures implemented to respond to the COVID-19 Pandemic including delaying non-essential projects; and
•partially offset by the increase in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

Contribution Margin
Q1 2021 vs. Q1 2020
Contribution margin for the pipelines and transportation segment increased by $11.3 million, or 37.2%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the BSR Crude Pipeline;
•decreases in operating expenses; and
•partially offset by the increase in cost of materials and other in connection with the Trucking Assets Acquisition.

39 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2021 and 2020:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2021	2020
Net Revenues:
Affiliates	$33,146	$68,197
Third-Party	54,792	47,237
Total Wholesale Marketing and Terminalling	87,938	115,434
Cost of materials and other	68,092	95,195
Operating expenses (excluding depreciation and amortization presented below)	3,884	3,288
Segment contribution margin	$15,962	$16,951

Operating Information
	Three Months Ended March 31,
	2021	2020
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,963	72,650
Big Spring marketing throughputs (average bpd)	72,927	66,386
West Texas marketing throughputs (average bpd)	10,138	16,081
West Texas gross margin per barrel	$3.42	$2.70
Terminalling throughputs (average bpd) (2)	144,539	135,329

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Net Revenues
Q1 2021 vs. Q1 2020
Net revenues for the wholesale marketing and terminalling segment decreased by $27.5 million, or 23.8%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•decreases in the average volumes of gasoline and diesel sold, partially offset by increases in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations:
◦the volume of gasoline and diesel sold decreased by 13.9 million gallons and 9.2 million gallons, respectively.
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.24 per gallon and $0.12 per gallon, respectively.

40 |

Management's Discussion and Analysis
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q1 2021 vs. Q1 2020
Cost of materials and other for our wholesale marketing and terminalling segment decreased by $27.1 million, or 28.5%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•decreases in the average volumes of gasoline and diesel sold, partially offset by increases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations:
◦the average volumes of gasoline and diesel sold decreased by 13.9 million gallons and 9.2 million gallons, respectively.
◦the average cost per gallon of gasoline and diesel sold increased by $0.27 per gallon and $0.10 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three months ended March 31, 2021 and 2020. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

41 |

Management's Discussion and Analysis
Operating Expenses
Q1 2021 vs. Q1 2020
Operating expenses increased by $0.6 million, or 18.1%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the following:
•increase in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate; and
•this increase partially offset by lower operating costs associated with allocated contract services pertaining to certain of our assets.

Contribution Margin
Q1 2021 vs. Q1 2020
•The decrease of $1.0 million, or 5.8%, in contribution margin for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to decreases in revenue netted off with decreases in cost of materials and other and operating expenses as described above.

42 |

Management's Discussion and Analysis

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At March 31, 2021 our total liquidity amounted to $125.9 million, comprised of $112.5 million in unused credit commitments under the DKL Credit Facility and $13.4 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
Our largest customer is Delek Holdings, a related party, with whom we have various commercial agreements. Delek Holdings has initiated several steps as part of a strategic plan to navigate the current volatile markets and preserve or enhance its liquidity, including re-negotiating and extending financing arrangements, temporary suspension of growth and non-essential projects, reductions in capital and operating expenditures, divesting of non-strategic and underperforming assets, suspension of its stock repurchases and dividends, and exploring other potential financing opportunities. We believe such actions will allow Delek Holdings to continue to honor its commercial agreements with us. In addition, we eliminated the IDRs which helped lower our cost of capital and preserve our liquidity.
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
We believe we were in compliance with the covenants in all our debt facilities as of March 31, 2021. After considering the current and potential effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On April 29, 2021, our board of directors declared a distribution of $0.920 per common unit (the "Distribution"), which equates to approximately $40.0 million per quarter, based on the number of common units expected to be outstanding as of May 10, 2021. The Distribution is expected to be paid on May 14, 2021 to common unitholders of record on May 10, 2021 and represents a 3.4% increase over the first quarter 2020 distribution. We have set a range for distribution growth guidance of $0.005 - $0.015 per unit each quarter for 2021. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

43 |

Management's Discussion and Analysis
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2020	$0.890	$3.56	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$3.62	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$3.64	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$3.68	$39,968	May 14, 2021 (1)	May 10, 2021
(1)Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$61,732	$34,834
Net cash used in investing activities	(3,965)	(112,176)
Net cash (used in) provided by financing activities	(48,633)	75,973
Net increase in cash and cash equivalents	$9,134	$(1,369)

Operating Activities
Net cash provided by operating activities was $61.7 million for the three months ended March 31, 2021, compared to $34.8 million for the three months ended March 31, 2020, resulting in a $26.9 million increase in net cash provided by operating activities. The cash receipts from customer activities decreased by $8.0 million and cash payments to suppliers and for allocations from Delek Holdings for salaries decreased by $34.1 million. In addition, cash dividends received from equity method investments decreased by $1.2 million and cash paid for debt interest decreased by $2.0 million.
Investing Activities
Net cash used in investing activities decreased by $108.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in cash used in investing activities was primarily due to lower contributions to equity method investments and no acquisitions during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We disbursed $1.4 million in additional contributions to our equity method investments during the three months ended March 31, 2021 compared to $8.2 million during the three months ended March 31, 2020.The Big Spring Gathering Assets Acquisition, effective on March 31, 2020, was partially financed with cash from drawdown of the DKL Credit Facility amounting to $100.0 million which was recorded in investing activities. Transaction costs paid amounting to $1.0 million were capitalized for the Big Spring Gathering Assets Acquisition. There was no asset acquisition during the three months ended March 31, 2021. In addition there were additions to property, plant and equipment amounting to $6.1 million and distributions from equity method investments amounting $3.9 million during the three months ended March 31, 2021 compared to additions to property, plant and equipment amounting to $4.2 million and distributions from equity method investments amounting to $0.1 million during the three months ended March 31, 2020.
Financing Activities
Net cash provided by financing activities decreased $124.6 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in cash provided by financing activities was primarily due to the decrease in net proceeds under the revolving credit facility (defined below). We repaid $9.1 million under the revolving credit facility during the three months ended March 31, 2021, compared to net proceeds of $106.6 million under the revolving credit facility during the three months ended March 31, 2020. In addition, we paid quarterly cash distributions totaling $39.5 million during the three months ended March 31, 2021, compared to quarterly cash distributions totaling $30.6 million during the three months ended March 31, 2020.

44 |

Management's Discussion and Analysis
The sources of cash during the three months ended March 31, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Big Spring Gathering Assets Acquisition. The Big Spring Gathering Assets Acquisition was also financed by the issuance of 5.0 million units to Delek US Energy, Inc. (a wholly owned subsidiary of Delek Holdings).
Debt Overview
As of March 31, 2021, we had total indebtedness of $983.4 million comprised of $737.5 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility") and $245.9 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount. Deferred financing costs and original issue discount on the 2025 Notes amounted to $3.1 million and $1.0 million, respectively. The decrease of $8.9 million in our long-term debt balance compared to the balance at December 31, 2020 resulted from the payments under the DKL Credit Facility during the three months ended March 31, 2021 partially offset by amortization of the deferred financing costs and original issuance discount under our 2025 Notes. As of March 31, 2021, our total indebtedness consisted of:
•An aggregate principal amount of $737.5 million under the DKL Credit Facility ("revolving credit facility"), due on September 28, 2023, with an average borrowing rate of 2.45%.
•An aggregate principal amount of $245.9 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.25%.
We believe we were in compliance with the covenants in all our debt facilities as of March 31, 2021. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Equity Units Overview
On August 13, 2020, we closed the IDR Restructuring Transaction. To effect this transaction, our partnership agreement was amended and restated. See Note 3 to our accompanying condensed consolidated financial statements for additional details.
In August 2020, we filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of the securities by Delek Holdings.
On March 31, 2020, we issued 5.0 million units to Delek Holdings as part of the consideration for the Big Spring Gathering Assets Acquisition. In connection with the issuance of these units and in accordance with the Partnership Agreement, we issued additional general partner units in an amount necessary to maintain the 2% general partner interest as defined in the Partnership Agreement.
Contemporaneous with the above issuance, the Board of the general partner waived distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 ("IDR Waiver"). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. The IDR Restructuring Transaction on August 13, 2020 permanently eliminated all of the IDRs. See Note 3 to our accompanying condensed consolidated financial statements for additional details.

45 |

Management's Discussion and Analysis
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2021 and planned capital expenditures for the full year 2021 by segment and by major category (in thousands):

	Full Year 2021 Forecast	Three Months Ended March 31, 2021
Pipelines and Transportation
Regulatory (2)	$4,839	$443
Maintenance (1)	2,221	34
Discretionary projects (2)	9,670	5,368
Pipelines and transportation segment total	$16,730	$5,845

Wholesale Marketing and Terminalling
Regulatory (3)	$3,559	$37
Maintenance (1)	2,480	2
Discretionary (3)	5,026	1,915
Wholesale marketing and terminalling segment total	$11,065	$1,954

Total capital spending	$27,795	$7,799
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
(2)The majority of the $4.8 million budgeted for regulatory projects in the pipelines and transportation segment is expected to be spent on certain of our pipelines to maintain their operational integrity. The majority of the $9.7 million for discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and development of our DPG assets. These expenditures have historically been and will continue to be financed through cash generated from operations.
(3)The majority of the $3.6 million and $5.0 million budgeted for regulatory and discretionary projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals. These expenditures have historically been and will continue to be financed through cash generated from operations.

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

46 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2021 would be to change interest expense by approximately $7.4 million.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and appropriately communicated to management. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

47 |

Other Information

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
ITEM 1A. RISK FACTORS
There were no material changes during the first quarter of 2021 to the risk factors identified in the Partnership’s fiscal 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit No.		Description
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three months ended March 31, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).
104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 6, 2021

49 |