Form 10-Q
period 2021-06-30
Delek Logistics Partners, LP
filed 2021-08-05
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 30, 2021, there were 43,453,433 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			51	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		51	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		51	Item 6. Exhibits
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	52	Signatures
		8	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions
		11	Note 4 - Revenues
		13	Note 5 - Net Income Per Unit
		14	Note 6 - Inventory
		14	Note 7 - Long-Term Obligations
		16	Note 8 - Equity
		17	Note 9 - Equity Based Compensation
		18	Note 10 - Equity Method Investments
		19	Note 11 - Segments
		21	Note 12 - Income Taxes
		21	Note 13 - Commitments and Contingencies
		22	Note 14 - Leases
		23	Note 15 - Subsequent Events

24	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	35	Summary of Financial and Other Information
	37	Results of Operations
		37	Consolidated
		40	Pipelines and Transportation
		43	Wholesale Marketing and Terminalling
	46	Liquidity and Capital Resources

50	Item 3. Quantitative and Qualitative Disclosures about Market Risk

50	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,173	$4,243
Accounts receivable	18,065	15,676
Accounts receivable from related parties	—	5,932
Inventory	1,988	3,127
Other current assets	900	331
Total current assets	23,126	29,309
Property, plant and equipment:
Property, plant and equipment	701,823	692,282
Less: accumulated depreciation	(247,072)	(227,470)
Property, plant and equipment, net	454,751	464,812
Equity method investments	252,048	253,675
Operating lease right-of-use assets	25,051	24,199
Goodwill	12,203	12,203
Marketing contract intangible, net	120,182	123,788
Rights-of-way	36,991	36,316
Other non-current assets	11,124	12,115
Total assets	$935,476	$956,417
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$4,836	$6,659
Accounts payable to related parties	36,847	—
Interest payable	5,441	2,452
Excise and other taxes payable	4,560	4,969
Current portion of operating lease liabilities	8,014	8,691
Accrued expenses and other current liabilities	7,829	5,529
Total current liabilities	67,527	28,300
Non-current liabilities:
Long-term debt	928,728	992,291
Asset retirement obligations	6,245	6,015
Operating lease liabilities, net of current portion	16,976	15,418
Other non-current liabilities	23,847	22,694
Total non-current liabilities	975,796	1,036,418
Equity (Deficit):
Common unitholders - public; 8,707,565 units issued and outstanding at June 30, 2021 (8,697,468 at December 31, 2020)	164,678	164,614
Common unitholders - Delek Holdings; 34,745,868 units issued and outstanding at June 30, 2021 (34,745,868 at December 31, 2020)	(272,525)	(272,915)
Total deficit	(107,847)	(108,301)
Total liabilities and deficit	$935,476	$956,417

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Affiliates (1)	$88,722	$87,629	$184,916	$194,328
Third party	79,756	30,008	136,475	86,710
Net revenues	168,478	117,637	321,391	281,038
Cost of sales:
Cost of materials and other	88,695	43,892	169,866	145,185
Operating expenses (excluding depreciation and amortization presented below)	14,876	11,623	28,371	25,577
Depreciation and amortization	9,480	8,223	19,727	14,026
Total cost of sales	113,051	63,738	217,964	184,788
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	605	826	1,166	1,616
General and administrative expenses	6,077	4,721	10,937	10,851
Depreciation and amortization	487	471	979	967
Other operating income, net	(136)	—	(219)	(107)
Total operating costs and expenses	120,084	69,756	230,827	198,115
Operating income	48,394	47,881	90,564	82,923
Interest expense, net	11,658	10,670	21,395	22,494
Income from equity method investments	(6,642)	(6,462)	(10,691)	(12,015)
Other income, net	(34)	(2)	(3)	(2)
Total non-operating expenses, net	4,982	4,206	10,701	10,477
Income before income tax expense (benefit)	43,412	43,675	79,863	72,446
Income tax expense (benefit)	166	(740)	350	235
Net income attributable to partners	$43,246	$44,415	$79,513	$72,211
Comprehensive income attributable to partners	$43,246	$44,415	$79,513	$72,211

Less: General partner's interest in net income, including incentive distribution rights (2)	—	9,647	—	18,724
Limited partners' interest in net income	$43,246	$34,768	$79,513	$53,487

Net income per limited partner unit:
Common units - basic	$1.00	$1.18	$1.83	$1.98
Common units - diluted	$1.00	$1.18	$1.83	$1.98

Weighted average limited partner units outstanding:
Common units - basic	43,445,222	29,427,298	43,444,284	26,953,934
Common units - diluted	43,460,366	29,430,555	43,453,806	26,956,523

Cash distributions per limited partner unit	$0.940	$0.900	$1.860	$1.790

(1)    See Note 3 for a description of our material affiliate revenue transactions.
(2)    See Note 3 for a description of the IDR Restructuring Transaction.
See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance at March 31, 2021	$164,100	$(275,490)	$(111,390)
Cash distributions	(8,002)	(31,966)	(39,968)
Net income attributable to partners	8,666	34,580	43,246
Other	(86)	351	265
Balance at June 30, 2021	$164,678	$(272,525)	$(107,847)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at March 31, 2020	$158,332	$(199,943)	$(2,785)	$(44,396)
Cash distributions (1)	(7,753)	(14,014)	(9,139)	(30,906)
General partner units issued to maintain 2% interest	—	—	4	4
Net income attributable to partners	10,262	24,506	9,647	44,415
Distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Other	29	97	—	126
Balance at June 30, 2020	$160,870	$(235,961)	$(3,224)	$(78,315)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	$164,614	$(272,915)	$(108,301)
Cash distributions	(15,916)	(63,585)	(79,501)
Net income attributable to partners	15,927	63,586	79,513
Other	53	389	442
Balance at June 30, 2021	$164,678	$(272,525)	$(107,847)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions	(15,835)	(27,549)	(18,156)	(61,540)
General partner units issued to maintain 2% interest	—	—	10	10
Net income attributable to partners	16,914	36,573	18,724	72,211
Delek Holdings unit purchases	(4,979)	4,979	—	—
Issuance of units in connection with the Big Spring Gathering Assets Acquisition	—	107,324	2,190	109,514
Distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Other	334	(168)	1	167
Balance at June 30, 2020	$160,870	$(235,961)	$(3,224)	$(78,315)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$79,513	$72,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,706	14,993
Non-cash lease expense	4,507	640
Amortization of customer contract intangible assets	3,606	3,605
Amortization of deferred revenue	(911)	(945)
Amortization of deferred financing costs and debt discount	1,325	1,172
Income from equity method investments	(10,691)	(12,015)
Dividends from equity method investments	8,311	12,500
Other non-cash adjustments	453	1,218
Changes in assets and liabilities:
Accounts receivable	(2,389)	(2,703)
Inventories and other current assets	524	12,182
Accounts payable and other current liabilities	295	(11,890)
Accounts receivable/payable to related parties	39,756	(17,653)
Non-current assets and liabilities, net	2,519	(934)
Net cash provided by operating activities	147,524	72,381
Cash flows from investing activities:
Asset acquisitions from Delek Holdings, net of assumed liabilities	—	(100,527)
Purchases of property, plant and equipment	(8,762)	(4,997)
Proceeds from sales of property, plant and equipment	219	107
Purchases of intangible assets	(675)	—
Distributions from equity method investments	5,400	1,690
Equity method investment contributions	(1,393)	(10,515)
Net cash used in investing activities	(5,211)	(114,242)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	—	10
Distributions to general partner	—	(18,156)
Distributions to common unitholders - public	(15,916)	(15,835)
Distributions to common unitholders - Delek Holdings	(63,585)	(27,549)
Distributions to Delek Holdings unitholders and general partner related to Trucking Assets Acquisition	—	(47,558)
Proceeds from revolving credit facility	148,300	413,000
Payments on revolving credit facility	(606,100)	(251,400)
Proceeds from issuance of senior notes	400,000	—
Deferred financing costs paid in connection with debt issuances	(6,326)	—
Payments on financing lease liabilities	(756)	—
Net cash (used in) provided by financing activities	(144,383)	52,512
Net (decrease) increase in cash and cash equivalents	(2,070)	10,651
Cash and cash equivalents at the beginning of the period	4,243	5,545
Cash and cash equivalents at the end of the period	$2,173	$16,196
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,081	$21,298
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$1,557	$(1,317)
Equity issuance to Delek Holdings unitholders in connection with Big Spring Gathering Assets Acquisition	$—	$109,514
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$5,572	$15,779
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
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner and convert the 2% general partner interest into a non-economic general partner interest, such transaction the "IDR Restructuring Transaction."
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
Risks and Uncertainties Arising from the COVID-19 Pandemic
U.S. economic activity continued on a recovery trend during the quarter ended June 30, 2021, albeit remaining subject to heightened levels of uncertainty related to the on-going impact of the COVID-19 outbreak that developed into a pandemic in March 2020 (the “COVID-19 Pandemic” or the “Pandemic”), and the spread of new variants of the virus. Some of the restrictions imposed in the prior year to prevent its spread have been eased and the government vaccination campaigns continue to yield positive results in terms of increase in the number of people who have been inoculated, a critical requirement to continue removing restrictions. Compared to the prior year, the economic recovery trends in the three and six months ended June 30, 2021 included a resumption of flights by major airlines and increased motor vehicle use. This has in turn resulted in increased demand and market prices for crude oil and other products, particularly refined petroleum products from which we receive revenue for transporting and storing. We also saw an increase in demand and sales volumes in our wholesale marketing business during the three and six months ended June 30, 2021. Nonetheless, there remains continued uncertainty about the duration and future impact of the COVID-19 Pandemic.
Our business model, which includes executing minimum volume commitment contracts with our major customers, to an extent, cushioned us from the impact of the COVID-19 Pandemic in 2020 and during the three and six months ended June 30, 2021. Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our financial statements as of and for the three and six months ended June 30, 2021.

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
New Accounting Pronouncements Adopted During 2021
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Codification ("ASU") 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and early adoption is permitted. We adopted this guidance prospectively on January 1, 2021. The adoption of this guidance did not have a material impact on our business, financial condition or results of operations.
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

Note 2 - Acquisitions
Trucking Assets Acquisition
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets from Delek Holdings. See our Annual Report on Form 10-K for further information. The total consideration is subject to certain post-closing adjustments and was approximately $48.0 million in cash. We financed this acquisition with a combination of cash on hand and borrowings under the DKL Credit Facility (as defined in Note 7).
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
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. See our Annual Report on Form 10-K for further information. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in us. We financed the cash component of this acquisition with borrowings from the DKL Credit Facility (as defined in Note 7).
The Big Spring Gathering Assets are recorded in our pipelines and transportation segment and include:
•Crude oil pipelines;
•Approximately 200 miles of gathering systems;
•Approximately 65 Tank battery connections;
•Terminals (total storage of approximately 650,000 bbls); and

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals, such that Delek Holdings may throughput and/or store, as the case may be, specified volumes of crude oil, intermediate and refined products. To the extent that Delek Holdings is prevented by our failure to maintain such capacities to throughput or from storing such specified volumes for more than 30 days per year, Delek Holdings' minimum throughput commitment will be reduced proportionately and prorated for the portion of the quarter during which the specified throughput capacity was unavailable, and/or the storage fee will be reduced, prorated for the portion of the month during which the specified storage capacity was unavailable. Such reduction would occur even if actual throughput or storage amounts were below the minimum volume commitment levels.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Holdings, and obligates us to pay an annual fee of $4.7 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. There were no reimbursements by Delek Holdings during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we were reimbursed by Delek Holdings for certain capital expenditures of a nominal amount and $0.6 million, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2021, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. We were reimbursed a nominal amount for these matters during the both three and six months ended June 30, 2021, and a nominal amount and $0.1 million during the three and six months ended June 30, 2020, respectively.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $1.2 million for the three and six months ended June 30, 2020, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Prior Partnership Agreement, effective upon adoption. Amendment No. 2 amended the Prior Partnership Agreement to provide for a waiver of distributions in respect of the IDRs for General Partner Additional Units ("GP Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. The IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$88,722	$87,629	$184,916	$194,328
Purchases from Affiliates	$74,128	$29,730	$139,943	$110,493
Operating and maintenance expenses	$9,477	$10,310	$19,561	$23,067
General and administrative expenses	$1,994	$2,703	$4,113	$6,072

Quarterly Cash Distributions
Prior to August 13, 2020, our common and general partner unitholders and the holders of IDRs were entitled to receive quarterly distributions of available cash as determined by the board of directors of our general partner in accordance with the terms and provisions of our Prior Partnership Agreement. Pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash distributions. In February and May 2021, we paid quarterly cash distributions of $39.5 million and $40.0 million, of which $31.6 million and $32.0 million, respectively, were paid to Delek Holdings. In February and May 2020, we paid quarterly cash distributions of $30.6 million and $30.9 million, respectively, of which $22.6 million and $23.2 million, respectively, were paid to Delek Holdings and our general partner. On July 26, 2021, our board of directors declared a quarterly cash distribution totaling $40.8 million, based on the available cash as of the date of determination, for the end of the second quarter of 2021, payable on August 11, 2021, of which $32.7 million is expected to be paid to Delek Holdings.

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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $454.8 million net property, plant, and equipment balance as of June 30, 2021, $383.0 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$4,771	$137	$4,908
Service Revenue - Affiliate	3,797	8,554	12,351
Product Revenue - Third Party	—	74,849	74,849
Product Revenue - Affiliate	—	3,741	3,741
Lease Revenue - Affiliate (1)	61,867	10,762	72,629
Total Revenue	$70,435	$98,043	$168,478

(1) Net of $1.8 million of amortization expense for the three months ended June 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Six Months Ended June 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$6,698	$219	$6,917
Service Revenue - Affiliate	5,021	16,636	21,657
Product Revenue - Third Party	—	129,559	129,559
Product Revenue - Affiliate	—	20,128	20,128
Lease Revenue - Affiliate (1)	123,691	19,439	143,130
Total Revenue	$135,410	$185,981	$321,391
(1) Net of $3.6 million of amortization expense for the six months ended June 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Three Months Ended June 30, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$2,032	$204	$2,236
Service Revenue - Affiliate	3,326	7,810	11,136
Product Revenue - Third Party	—	27,772	27,772
Product Revenue - Affiliate	—	6,720	6,720
Lease Revenue - Affiliate (1)	58,068	11,705	69,773
Total Revenue	$63,426	$54,211	$117,637
(1) Net of $1.8 million of amortization expense for the three months ended June 30, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$11,496	$396	$11,892
Service Revenue - Affiliate	8,215	15,792	24,007
Product Revenue - Third Party	—	74,818	74,818
Product Revenue - Affiliate	—	58,222	58,222
Lease Revenue - Affiliate (1)	91,682	20,417	112,099
Total Revenue	$111,393	$169,645	$281,038
(1) Net of $3.6 million of amortization expense for the six months ended June 30, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of June 30, 2021, we expect to recognize $1.4 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	136,671
2022	253,482
2023	245,737
2024	169,475
2025 and thereafter	$626,042
Total expected revenue on remaining performance obligations	$1,431,407

Note 5 - Net Income Per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units.
Prior to August 13, 2020, we had more than one class of participating securities and used the two class method to calculate the net income per unit applicable to the limited partners. The classes of participating units prior to August 13, 2020 consisted of limited partner units, general partner units and IDRs. Pursuant to the IDR Restructuring Transaction, the IDRs were eliminated and the 2% general partner economic interest was converted to a non-economic general partner interest. Effective August 13, 2020, the common limited partner units are the only participating security for cash distributions. Refer to Note 3 for additional details.
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
Pursuant to Amendment No. 2 to the Prior Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs for the GP Additional Units associated with the 5.0 million Additional Units issued in connection with the Big Spring Gathering Assets Acquisition for at least two years, through at least the distribution for the quarter ending March 31, 2022. Refer to Note 3 for additional details.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of June 30, 2021, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2021 is August 11, 2021. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to partners	$43,246	$44,415	$79,513	$72,211
Less: General partner's distribution (including IDRs) (1)	—	9,479	—	18,618
Less: Limited partners' distribution	40,846	26,490	80,814	48,229
Earnings in excess (deficit) of distributions	$2,400	$8,446	$(1,301)	$5,364

General partner's earnings:
Distributions (including IDRs) (1)	$—	$9,479	$—	$18,618
Allocation of earnings in excess (deficit) of distributions	—	168	—	106
Total general partner's earnings	$—	$9,647	$—	$18,724

Limited partners' earnings on common units:
Distributions	$40,846	$26,490	$80,814	$48,229
Allocation of earnings in excess (deficit) of distributions	2,400	8,278	(1,301)	5,258
Total limited partners' earnings on common units	$43,246	$34,768	$79,513	$53,487

Weighted average limited partner units outstanding:
Common units - basic	43,445,222	29,427,298	43,444,284	26,953,934
Common units - diluted	43,460,366	29,430,555	43,453,806	26,956,523

Net income per limited partner unit:
Common units - basic	$1.00	$1.18	$1.83	$1.98
Common units - diluted (2)	$1.00	$1.18	$1.83	$1.98
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
(2) Outstanding common units totaling 3,662 and 1,841 were excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2021, respectively. Outstanding common units totaling 18,270 were excluded from the diluted earnings per unit calculation for both the three and six months ended June 30, 2020.

Note 6 - Inventory
Inventories consisted of $2.0 million and $3.1 million of refined petroleum products as of June 30, 2021 and December 31, 2020, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

Note 7 - Long-Term Obligations
7.125% Senior Notes due 2028
On May 24, 2021, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") sold $400.0 million in aggregate principal amount of 7.125% senior notes due 2028 (the "2028 Notes") at par, pursuant to an indenture with U.S. Bank, National Association as trustee. The 2028 Notes are general unsecured senior obligations of the Issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's subsidiaries other than Finance Corp., and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2028 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right payment to any future subordinated indebtedness of the Issuers. The 2028 Notes will mature on June 1, 2028, and interest on the 2028 Notes is payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2021.
At any time prior to June 1, 2024, the Issuers may redeem up to 35% of the aggregate principal amount of the 2028 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 107.125% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2024, the Issuers may also redeem all or part of the 2028 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2024, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2028 Notes, at a redemption price of 103.563% of the redeemed principal for the twelve-month period beginning on June 1, 2024, 101.781% for the twelve-month period beginning on June 1, 2025, and 100.00%

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
beginning on June 1, 2026 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2028 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
As of June 30, 2021, we had $400.0 million in outstanding principal amount under the 2028 Notes, and the effective interest rate was 7.41%. Outstanding borrowings under the 2028 Notes are net of deferred financing costs amounting to $6.3 million as of June 30, 2021.
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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At June 30, 2021, the weighted average interest rate for our borrowings under the facility was approximately 2.50%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2021, this fee was 0.35% per year.
As of June 30, 2021, we had $288.8 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of June 30, 2021 were $561.2 million.
6.750% Senior Notes Due 2025
On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly-owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “2025 Notes”) at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15.
The Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 103.375% of the redeemed principal during the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
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

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2021, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of June 30, 2021, the effective interest rate related to the 2025 Notes was approximately 7.21%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $2.9 million and $0.9 million, respectively, as of June 30, 2021, and $3.3 million and $1.0 million, respectively, as of December 31, 2020.

Note 8 - Equity
We had 8,707,565 common limited partner units held by the public outstanding as of June 30, 2021. Additionally, as of June 30, 2021, Delek Holdings owned an 80.0% limited partner interest in us, consisting of 34,745,868 common limited partner units. Effective August 13, 2020, the Partnership closed on the IDR Restructuring Transaction. As part of this transaction, we expensed approximately $1.1 million of transaction costs. Refer to Note 3 for additional details.
In August 2020, we filed a shelf registration statement with the SEC, which subsequently became effective, for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million of our common limited partner units. As of June 30, 2021, we had not sold any securities under this shelf registration statement and we will not receive any proceeds from the sale of securities by Delek Holdings.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2020 through June 30, 2021.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	8,697,468	34,745,868	43,443,336
Unit-based compensation awards (1)	10,097	—	10,097
Balance at June 30, 2021	8,707,565	34,745,868	43,453,433
(1) Unit-based compensation awards are presented net of 445 units withheld for taxes as of June 30, 2021.

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
Allocations of Net Income
Our Partnership Agreement contains provisions for the allocation of net income and loss to the unitholders. For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Prior to August 13, 2020, normal allocations were made according to percentage interests after giving effect to priority income allocations in an amount equal to incentive cash distributions allocated 100% to our general partner. Effective August 13, 2020, the IDRs were eliminated and the 2% general partner economic interest was converted to a non-economic general partner interest that no longer receives cash distributions. Refer to Note 3 for additional details.
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to partners	$43,246	$44,415	$79,513	$72,211
Less: General partner's IDRs	—	(8,937)	—	(17,632)
Net income available to partners	$43,246	$35,478	$79,513	$54,579
General partner's ownership interest	—%	2.0%	—%	2.0%
General partner's allocated interest in net income	$—	$710	—	$1,092
General partner's IDRs	—	8,937	—	17,632
Total general partner's interest in net income	$—	$9,647	$—	$18,724

16 |

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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2020	$0.900	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$40,846	August 11, 2021(1)	August 5, 2021
(1) Expected date of distribution.

The allocations of total quarterly cash distributions made to limited partners for the three and six months ended June 30, 2021 and 2020 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General partner's distributions:
General partner's distributions	$—	$542	$—	$986
General partner's IDRs	—	8,937	—	17,632
Total general partner's distributions	—	9,479	—	18,618

Limited partners' distributions:
Common limited partners' distributions	40,846	26,490	80,814	48,229

Total cash distributions	$40,846	$35,969	$80,814	$66,847

Cash distributions per limited partner unit	$0.940	$0.900	$1.860	$1.790

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three and six months ended June 30, 2021 and 2020.

17 |

On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of startup capital pursuant to the Amended and Restated Limited Liability Company Agreement. During the third quarter of 2020, Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project on October 1, 2020. We contributed $3.5 million related to such expansion project in May 2019 and during 2020 made additional capital contributions of $12.2 million based on capital calls received. During the six months ended June 30, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	June 30, 2021	December 31, 2020
Current Assets	$21,877	$13,488
Non-current Assets	$408,375	$413,259
Current liabilities	$11,211	$7,789

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$17,744	$11,873	$26,787	$21,969
Gross profit	$10,715	$7,175	$14,340	$13,062
Operating income	$10,556	$7,000	$13,995	$12,697
Net income	$10,551	$7,025	$13,990	$12,746

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	June 30, 2021	December 31, 2020
Current assets	$20,551	$20,763
Non-current assets	$248,340	$253,862
Current liabilities	$2,825	$1,496

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$13,600	$12,738	$23,226	$28,185
Gross profit	$8,739	$8,198	$13,705	$18,834
Operating income	$8,244	$7,724	$12,722	$17,864
Net Income	$8,544	$7,729	$12,723	$17,887

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of June 30, 2021 and December 31, 2020, the Partnership's investment balance in these joint ventures was $252.0 million and $253.7 million, respectively.
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pipelines and Transportation
Net revenues:
Affiliate	$65,664	$61,394	$128,712	$99,897
Third party	4,771	2,032	6,698	11,496
Total pipelines and transportation	70,435	63,426	135,410	111,393
Cost of materials and other	14,346	11,182	27,425	17,280
Operating expenses (excluding depreciation and amortization)	10,858	9,731	21,030	21,187
Segment contribution margin	$45,231	$42,513	$86,955	$72,926
Capital spending	$1,531	$417	$7,376	$863

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (1)	$23,058	$26,235	$56,204	$94,431
Third party	74,985	27,976	129,777	75,214
Total wholesale marketing and terminalling	98,043	54,211	185,981	169,645
Cost of materials and other	74,349	32,710	142,441	127,905
Operating expenses (excluding depreciation and amortization)	4,623	2,718	8,507	6,006
Segment contribution margin	$19,071	$18,783	$35,033	$35,734
Capital spending	$1,060	$235	$3,014	$2,818

Consolidated
Net revenues:
Affiliate	$88,722	$87,629	$184,916	$194,328
Third party	79,756	30,008	136,475	86,710
Total Consolidated	168,478	117,637	321,391	281,038
Cost of materials and other	88,695	43,892	169,866	145,185
Operating expenses (excluding depreciation and amortization presented below)	15,481	12,449	29,537	27,193
Contribution margin	$64,302	$61,296	121,988	108,660
General and administrative expenses	6,077	4,721	10,937	10,851
Depreciation and amortization	9,967	8,694	20,706	14,993
Other operating income, net	(136)	—	(219)	(107)
Operating income	$48,394	$47,881	$90,564	$82,923
Capital spending	$2,591	$652	$10,390	$3,681
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense related to a customer contract intangible asset. See Note 4 for additional information.

The following table summarizes the total assets for each segment as of June 30, 2021 and December 31, 2020 (in thousands). Assets for each segment include property, plant and equipment, equity method investments, intangible assets and inventory.

	June 30, 2021	December 31, 2020
Pipelines and transportation	$699,588	$723,317
Wholesale marketing and terminalling	214,750	206,918
Other	21,138	26,182
Total assets	$935,476	$956,417

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, plant and equipment and accumulated depreciation as of June 30, 2021 and depreciation expense by reporting segment for the three and six months ended June 30, 2021 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$587,821	$114,002	$701,823
Less: accumulated depreciation	(192,077)	(54,995)	(247,072)
Property, plant and equipment, net	$395,744	$59,007	$454,751
Depreciation expense for the three months ended June 30, 2021	$8,035	$1,932	$9,967
Depreciation expense for the six months ended June 30, 2021	$16,862	$3,844	$20,706

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of June 30, 2021.

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
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices and pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, salt wells, trucks and related operations, and may be subject to revocation, modification and renewal.
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

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
remediate a release, to comply with applicable laws and regulations and to resolve claims by third parties for personal injury, property damage or natural resources damages.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the six months ended June 30, 2021. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2021 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of June 30, 2021, we have accrued $0.3 million for remediation and other such matters related to these releases.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019 and $0.5 million during 2020. In the fourth quarter of 2020 we submitted an actual property assessment report that assessed site conditions and recommended closure of the site. Closure of the site was approved in the first quarter of 2021. The ground water monitoring wells were removed in the second quarter of 2021. We filed suit in January 2020 against a third party contractor, seeking damages related to this release; two related actions were filed in November and December 2020 by and against the contractor's insurance company seeking judgments related to insurance coverage. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
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
During the three and six months ended June 30, 2021 and 2020, the crude oil and other releases remediation expenses, net of reimbursable costs, were immaterial.

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
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Lease Cost (1)
Operating lease cost	$3,365	$1,926	$6,109	$2,526
Short-term lease cost (2)	631	817	778	1,349
Total lease cost	$3,996	$2,743	$6,887	$3,875

Other Information (1)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,365)	$(1,926)	$(6,109)	$(2,526)
Leased assets obtained in exchange for new operating lease liabilities (1)	$2,736	$15,779	$5,572	$15,779

			June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years) for operating leases			3.5	3.8
Weighted-average discount rate (3) operating leases			5.9%	7.3%

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) Includes an immaterial amount of financing lease.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On July 26, 2021, our general partner's board of directors declared a quarterly cash distribution of $0.940 per unit, payable on August 11, 2021, to unitholders of record on August 5, 2021.

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
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner and convert the 2% general partner interest into a non-economic general partner interest, such transaction the "IDR Restructuring Transaction." See Note 3 of the accompanying condensed consolidated financial statements for further information.
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

24 |

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
•changes in general economic conditions, including uncertainty regarding the timing, pace and extent of economic recovery in the United States due to the COVID-19 Pandemic or future pandemics;
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
•competitive conditions in our industry including capacity overbuild in areas where we operate;
•actions taken by our customers and competitors;
•the demand for crude oil, refined products and transportation and storage services;
•our ability to successfully implement our business plan;
•inability to complete growth projects on time and on budget;
•our ability to successfully integrate acquired businesses;
•disruptions due to acts of God, natural disasters, casualty losses, severe weather patterns, such as freezing conditions, cyber or other attacks on our electronic systems, and other matters beyond our control which might cause damage to our pipelines, terminal facilities and other assets and could impact our operating results through increased costs and/or loss of revenue;
•changes in the price of RINs could affect our results of operations;
•future decisions by OPEC+ regarding production and pricing and disputes between OPEC+ regarding such;
•changes or volatility in interest and inflation rates;
•labor relations;
•large customer defaults;
•changes in tax status and regulations;

25 |

Management's Discussion and Analysis
•the effects of future litigation or environmental liabilities that are not covered by insurance; and
•other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.
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
U.S. economic activity continued on a recovery trend during the quarter ended June 30, 2021, albeit remaining subject to heightened levels of uncertainty related the on-going impact of the COVID-19 Pandemic, and the spread of new variants of the virus. Most of the COVID-19 Pandemic related restrictions imposed in the prior year have been eased, major airlines have resumed their flights, motor vehicle use continues to increase and government vaccination campaigns continue. The economic recovery has in turn resulted in increased demand and market prices for crude oil and other products, particularly refined petroleum products that we receive revenue for transporting and storing. It has also resulted in an increase in demand and sales volumes in our wholesale marketing business. U.S. Crude oil production as the consumption of the hydrocarbon products continued to increase. Although we expect the direct effects from the Pandemic on U.S. oil consumption to continue to decrease, some consumption patterns may be more lasting, including increased working from home and changes in travel behavior, which could limit growth in gasoline and jet fuel consumption. Furthermore, as of June 30, 2021, the COVID-19 Pandemic, specifically the spread of the Delta variant of the virus, continues to cause significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Therefore, there is continued uncertainty about the duration and future impact of the COVID-19 Pandemic. Additionally, increased infection rates could impact our logistics operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
During the three and six months ended June 30, 2021, both our West Texas wholesale marketing business and many of our pipeline and transportation customers experienced an increase in demand and pricing due to the resumption of some economic activities as discussed above. For the six months ended June 30, 2021, the impact of this positive trend was netted by the reduced volumes during the severe freezing conditions experienced in February 2021. Our pipelines and transportation revenue streams were largely protected by minimum volume commitments under existing throughput contracts with customers during the current and prior periods, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. Our management continues to monitor the COVID-19 infections in the communities around our company locations, the impact on our operations and whether there is a need to update our remote policies and quarantine protocols. We continue to be exposed to risk from our suppliers and customers who are facing similar challenges.
To the extent that uncertainties related to the COVID-19 Pandemic have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles, we have considered them in the preparation of our condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, which are included in Item 1. of this Quarterly Report on Form 10-Q.
Other uncertainties related to the impact of the COVID-19 Pandemic and other events may exist that have not been identified, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. The U.S.

26 |

Management's Discussion and Analysis
Federal Government's passage and/or enactment of additional stimulus and relief measures, may impact the extent to which the risk underlying these uncertainties are realized.
In addition, management continues to actively respond to the impact of the COVID-19 Pandemic and other events on our business. Such efforts include (but are not limited to) the following:
•Identifying alternative financing solutions to enhance our access to sources of liquidity;
•Implementing regular site cleaning and disinfecting procedures;
•Adopting remote working where possible. Where on-site operations are required, appropriate safety precautions taken; and
•Working with our employees to implement other site-specific precautionary measures to reduce the risk of exposure.
The extent to which our future results are affected by the COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the COVID-19 Pandemic; additional actions by businesses and governments in response to the COVID-19 Pandemic; and the speed and effectiveness of responses to combat the virus. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
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
2021 Strategic Developments
Inflation Adjustments
On July 1, 2021, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing decreased by approximately 0.6%, which was the amount of the change in the FERC oil pipeline index. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 4.4% and the fees that are subject to adjustments using the producer price index increased approximately 2.3%.
High Yield Debt - 7.125% Senior Notes due 2028
On May 24, 2021, the Partnership and its wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") sold $400.0 million in aggregate principal amount of the Issuers’ 7.125% Senior Notes due 2028 (the “2028 Notes”), along with the related guarantees of the 2028 Notes. We used the net proceeds from the sale of the 2028 Notes to repay a portion of the outstanding borrowings under our revolving credit facility. See Note 7 to our accompanying condensed consolidated financial statements for additional information.
Exclusive Supply Agreement
In May 2021, we executed an exclusive supply and strategic relationship agreement with Baker Petrolite LLC (an affiliate of Baker Hughes Company) ("Baker"). The agreement provides that, under certain circumstances, Baker will supply certain chemicals exclusively to us within a defined territory. Those chemicals allow us, through blending competencies utilizing proprietary intellectual property, to clarify

27 |

Management's Discussion and Analysis
slurry which can then be used in International Maritime Organization-compliant products. The agreement has a 5-year initial term and a 5-year extension option.
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
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin (the "Delek Permian Gathering Project"). The majority of the gathering systems has been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 3 to our accompanying condensed consolidated financial statements for additional information on the DPG Management Agreement.
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include:

■volumes (including pipeline throughput and terminal volumes)	■contribution margin per barrel
■operating and maintenance expenses	■cost of materials and other
■EBITDA and distributable cash flow (as such terms are defined below).

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

28 |

Management's Discussion and Analysis
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

Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.94 per unit for the quarter ended June 30, 2021 ($3.76 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the accompanying condensed consolidated financial statements for a discussion of historic cash distributions.

29 |

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
During the three and six months ended June 30, 2021, the U.S. economic activity continued its recovery path resulting in increases in consumption and demand for crude oil and refined products, although heightened uncertainty still remains due to the on-going COVID-19 Pandemic and the spread of new variants of the virus. Compared to the three and six months ended June 30, 2020, where reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC+, had led to a significant reduction in crude oil prices, crude oil prices during the three and six months ended June 30, 2021 have been increasing. The price of oil (WTI Cushing) closed at $73.47 per barrel on June 30, 2021, $34.20 per barrel higher than in June of last year. The opening January 2021 price of oil (WTI Cushing) was $47.62 and reached the January 2021 high closing price of oil of $53.57 per barrel, which further increased to $61.45 beginning April 2021 and reached a high of $74.24 per barrel on June 25, 2021. Due to the sustained increase in oil prices, during the three and six months ended June 30, 2021, we experienced improved margins in the West Texas area, and better throughput for our assets with improved gross margins, when compared to the same period in 2020. We believe we are strategically positioned, in these tougher market conditions to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, demand for refined products from our West Texas operations to industries that support crude oil exploration and production was subdued during the three and six months ended June 30, 2020 due to the impact of the COVID-19 Pandemic leading to lower demand and sales of refined products and remained largely depressed during most of 2020. As discussed above, the U.S. economic activity is recovering and demand for and prices of crude oil and related refined products increased during the three and six months ended June 30, 2021 as consumption of oil increased spurred by easing of COVID-19 related restrictions. Although we expect the direct effects from the pandemic on U.S. oil consumption to decrease, some consumption patterns may be more lasting, including increased working from home and changes in travel behavior, which could limit growth in gasoline and jet fuel consumption.
See the chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2020 and for the two quarterly periods in 2021.

WTI Cushing Crude Oil
(Price per barrel)
$45.57
$29.77
$40.88
$42.63
$58.03
$66.19
$63.27
$18.99
$40.46
$10.01
$43.39
$36.76
$49.10
$35.79
$66.09
$47.62
$74.22
58.65
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
Quarters Ended
High
Low
Average

30 |

Management's Discussion and Analysis
The volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2020 and for the two quarterly periods in 2021.

Gasoline Prices
(Price per gallon)
$1.25
$0.81
$1.15
$1.17
$1.71
$1.99
$1.69
$0.34
$1.19
$0.37
$1.29
$1.05
$1.37
$0.98
$2.06
$1.33
$2.16
$1.86
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
Quarters Ended
High
Low
Average

Diesel Prices
(Price per gallon)
$1.47
$0.91
$1.16
$1.24
$1.71
$1.95
$1.98
$0.89
$1.18
$0.54
$1.24
$1.03
$1.46
$1.04
$1.95
$1.41
$2.11
$1.73
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
Quarters Ended
High
Low
Average

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $3.1 million and $5.4 million of RINs to Delek Holdings during the three and six months ended June 30, 2021, respectively. Additionally, we sold approximately $0.6 million and $1.5 million of RINs to Delek Holdings during the three and six months ended June 30, 2020, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2020 and in the two quarterly periods in 2021.

31 |

Management's Discussion and Analysis

Ethanol RIN Prices
$0.30
$0.40
$0.47
$0.63
$1.07
$1.62
$0.40
$0.17
$0.52
$0.28
$0.51
$0.38
$0.79
$0.48
$1.43
$0.77
$1.98
$1.29
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
Quarters Ended
High
Low
Average RIN Prices

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

32 |

Management's Discussion and Analysis
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three and six months ended June 30, 2021 from those disclosed in our Annual Report on Form 10-K.
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
During the three months ended June 30, 2021, we updated our critical accounting policies to include accounting policies that have become critical as a result of new events. Accordingly we are adding a critical accounting policy related to equity method investments impairment assessment as follows:
Equity Method Investments and Impairment

Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows.
The equity method investments are assessed for possible impairment when events indicate that the fair value of the investment may be below the carrying value. In such circumstances, we are required to determine the fair value of the investment and compare it to the carrying value. When the fair value is less than carrying value and when such condition is deemed to be other than temporary, the carrying value of the investment is considered to be impaired and is adjusted to its fair value, and the amount of the impairment is included in net income. In making the determination as to whether a decline is other than temporary, the Partnership considers such factors as the duration and extent of the decline, the investee’s financial performance, and our ability and intention to retain the investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. The new cost basis of the investment is not changed for subsequent recoveries in fair value.
As of June 30, 2021, we identified the non-renewal of a significant revenue contract which expires on August 31, 2021 by a customer and major shareholder of Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics") and lower competitor tariff rates compared to FERC approved tariff rates as triggering events requiring that we perform an impairment assessment on our equity method investment. The fair value of our equity method investment was estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”) and the estimated long term growth rate. The related cash flow forecasts are discounted using an estimated weighted average cost of capital (“WACC”) at the date of valuation. For the market approach, we utilized the estimated 2022 EBITDA multiples for guideline comparable companies applied to Andeavor Logistics' estimated 2022 EBITDA to estimate the fair value.
We performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of the judgments made on the fair value of the investee. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the estimated revenue (including the throughput barrel per day and tariff rates), EBITDA margin and WACC. Based on our analyses, we determined that there is no other than temporary impairment on our equity method investment as of June 30, 2021.

33 |

Management's Discussion and Analysis
We performed a sensitivity analysis on our impairment test as of June 30, 2021, noting the following:

				Sensitivity
	Equity Method Investment Balance at June 30, 2021	Stress Testing Range of Estimated Fair Values	% Estimated Fair Value exceeds Carrying Value (1)	Increase in WACC that could cause impairment (2)	Decrease in long-term growth rate that could cause impairment (2)
Andeavor Logistics	$47,693	$44,292 - $62,667	< 5%	0.2%	0.5%

	(1) Carrying Value compared to our selected Fair Value Point Estimate
	(2) Assumes no other changes in any of the key assumptions related to the selected Point Estimate.
Qualitative matters that may impact our estimates of the fair value of our equity method investment include assumptions regarding the timing of another throughput contract and ramp up of throughput volumes, timing of competitor tariff rates recovery compared to FERC tariff rates, the pipeline location and resultant impact on possible customers capacity utilization, the Delaware Permian Basin takeaway and production levels, regulatory impacts, competitors entering the location by building competing pipelines, and other operational issues which might affect Andeavor Logistics’ ability to scale up throughput capacity.
The Partnership bases its assumptions on projected financial information that the Partnership believes is reasonable, but those assumptions require judgment and are forward looking in nature. However, actual results may differ materially from those projections. If actual results were subsequently materially lower than expected, if significant adverse changes were to occur in its operating environment, if a significant increase in the discount rate were to be needed, and/or if changes in other assumptions were to happen, the Partnership’s estimate of the fair value of its equity investment could change materially.
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

34 |

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
The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Pipelines and transportation	$70,435	$63,426	$135,410	$111,393
Wholesale marketing and terminalling	98,043	54,211	185,981	169,645
Total	168,478	117,637	321,391	281,038
Operating costs and expenses:
Cost of materials and other	88,695	43,892	169,866	145,185
Operating expenses (excluding depreciation and amortization)	15,481	12,449	29,537	27,193
General and administrative expenses	6,077	4,721	10,937	10,851
Depreciation and amortization	9,967	8,694	20,706	14,993
Other operating income, net	(136)	—	(219)	(107)
Total operating costs and expenses	120,084	69,756	230,827	198,115
Operating income	48,394	47,881	90,564	82,923
Interest expense, net	11,658	10,670	21,395	22,494
Income from equity method investments	(6,642)	(6,462)	(10,691)	(12,015)
Other income, net	(34)	(2)	(3)	(2)
Total non-operating costs and expenses	4,982	4,206	10,701	10,477
Income before income tax expense	43,412	43,675	79,863	72,446
Income tax expense (benefit)	166	(740)	350	235
Net income attributable to partners	$43,246	$44,415	$79,513	$72,211
Comprehensive income attributable to partners	$43,246	$44,415	$79,513	$72,211
EBITDA(1)	$66,840	$64,842	$125,570	$113,538

Less: General partner's interest in net income, including incentive distribution rights (2)	—	9,647	—	18,724
Limited partners' interest in net income	$43,246	$34,768	$79,513	$53,487

Net income per limited partner unit:
Common units - basic	$1.00	$1.18	$1.83	$1.98
Common units - diluted	$1.00	$1.18	$1.83	$1.98

Weighted average limited partner units outstanding:
Common units - basic	43,445,222	29,427,298	43,444,284	26,953,934
Common units - diluted	43,460,366	29,430,555	43,453,806	26,956,523
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.
(2) Prior to August 13, 2020, general partner distributions (including IDRs) consisted of the 2.0% general partner interest and IDRs, which represented the right of the general partner to receive increasing percentages of quarterly distributions of available cash from operating surplus in excess of 0.43125 per unit per quarter. In connection with the IDR Restructuring Transaction on August 13, 2020, the IDRs were eliminated and the general partner interest became a non-economic general partner interest.

35 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$43,246	$44,415	$79,513	$72,211
Add:
Income tax expense (benefit)	166	(740)	350	235
Depreciation and amortization	9,967	8,694	20,706	14,993
Amortization of customer contract intangible assets	1,803	1,803	3,606	3,605
Interest expense, net	11,658	10,670	21,395	22,494
EBITDA (1)	$66,840	$64,842	$125,570	$113,538
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$85,792	$37,545	$147,524	$72,381
Changes in assets and liabilities	(29,842)	19,344	(40,705)	20,998
Distributions from equity method investments in investing activities	1,476	1,580	5,400	1,690
Non-cash lease expense	(2,489)	(366)	(4,507)	(640)
Maintenance and regulatory capital expenditures (2)	(1,133)	(98)	(2,862)	(726)
Reimbursement from Delek Holdings for capital expenditures (3)	4	16	1,577	55
Accretion of asset retirement obligations	(115)	(107)	(230)	(214)
Deferred income taxes	—	(943)	(65)	(943)
Other operating income, net	136	—	219	107
Distributable cash flow (1)	$53,829	$56,971	$106,351	$92,708

(1)	For a definition of distributable cash flow, please see "Non-GAAP Measures" above.
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

(3)
For the three and six month periods ended June 30, 2021 and 2020, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

36 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues:
Affiliates	$88,722	$87,629	$184,916	194,328
Third-Party	79,756	30,008	136,475	86,710
Total Consolidated	168,478	117,637	321,391	281,038
Cost of materials and other	88,695	43,892	169,866	145,185
Operating expenses (excluding depreciation and amortization presented below)	15,481	12,449	29,537	27,193
Contribution margin	64,302	61,296	121,988	108,660
General and administrative expenses	6,077	4,721	10,937	10,851
Depreciation and amortization	9,967	8,694	20,706	14,993
Other operating income, net	(136)	—	(219)	(107)
Operating income	$48,394	$47,881	$90,564	$82,923

Net Revenues
Q2 2021 vs. Q2 2020
Net revenues increased by $50.8 million, or 43.2%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering System and Trucking Assets acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increases in the average sales prices per gallon of gasoline and diesel sold and increases in the volumes of diesel and gasoline sold in our West Texas marketing operations.
◦the average sales prices per gallon of gasoline and diesel sold increased $1.14 per gallon and $1.08 per gallon, respectively; and
◦the volume of diesel and gasoline sold increased by 0.7 million gallons, and 0.3 million gallons, respectively.
YTD 2021 vs. YTD 2020
Net revenues increased by $40.4 million, or 14.4%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering System and the Trucking Assets acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increased revenues at our Big Spring Refinery Crude Pipeline (the "BSR Crude Pipeline"), as a result of new contracts executed in the second quarter of 2020.
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.57 per gallon and $0.55 per gallon, respectively; and

37 |

Management's Discussion and Analysis
◦the volume of gasoline and diesel sold decreased by 13.6 million gallons and 8.5 million gallons, respectively.
Such increases were partially offset by the following:
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.
•decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance.

Cost of Materials and Other
Q2 2021 vs. Q2 2020
Cost of materials and other increased by $44.8 million, or 102.1%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, and increases in the volume of diesel and gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.21 per gallon and $1.04 per gallon, respectively.
◦the volume of diesel and gasoline sold increased by 0.7 million gallons and 0.3 million gallons, respectively.
YTD 2021 vs. YTD 2020
Cost of materials and other increased by $24.7 million, or 17.0%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.62 per gallon and $0.52 per gallon, respectively.
◦the average volumes of gasoline and diesel sold decreased by 13.6 million gallons and 8.5 million gallons, respectively.

Operating Expenses
Q2 2021 vs. Q2 2020
Operating expenses increased by $3.0 million, or 24.4%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in employee and outside service costs after cost cutting measures previously implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended; and
•increases in utilities, maintenance and other variable expenses due to higher throughput.
YTD 2021 vs. YTD 2020
Operating expenses increased by $2.3 million, or 8.6%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increases in variable expenses such as maintenance and materials costs due to higher throughput; and
•increases in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

General and Administrative Expenses
Q2 2021 vs. Q2 2020
General and administrative expenses increased by $1.4 million, or 28.7%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increase in legal and professional consulting fees due to transactions during the quarter.
YTD 2021 vs. YTD 2020

38 |

Management's Discussion and Analysis
General and administrative expenses increased by $0.1 million, or 0.8%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Depreciation and Amortization
Q2 2021 vs. Q2 2020
Depreciation and amortization increased by $1.3 million, or 14.6%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition.
YTD 2021 vs. YTD 2020
Depreciation and amortization increased by $5.7 million, or 38.1%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition.

Interest Expense
Q2 2021 vs. Q2 2020
During the three months ended June 30, 2021 we incurred $11.7 million of interest expense, compared to $10.7 million during the three months ended June 30, 2020, an increase of $1.0 million, or 9.3%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility as a result of the Trucking Assets Acquisition and the IDR Restructuring Transaction;
•higher fixed rate interest on the new 2028 Notes issued during second quarter of 2021 compared to our floating interest rates under the DKL Credit Facility; and
•partially offset by a decrease in floating interest rates applicable to the DKL Credit Facility.
YTD 2021 vs. YTD 2020
During the six months ended June 30, 2021 we incurred $21.4 million of interest expense, compared to $22.5 million during the six months ended June 30, 2020, a decrease of $1.1 million, or 4.9%. This decrease was primarily driven by the following:
•lower floating interest rates applicable to the DKL Credit Facility;
•partially offset by increased borrowings under the DKL Credit Facility as a result of our Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the IDR Restructuring Transaction; and
•higher fixed rate interest on the new 2028 Notes issued during second quarter of 2021 compared to our floating interest rates under the DKL Credit Facility.

Results from Equity Method Investments
Q2 2021 vs. Q2 2020
We recognized income of $6.6 million from equity method investments during the second quarter of 2021 compared to $6.5 million for the second quarter of 2020, an increase of $0.1 million, or 1.5%.
YTD 2021 vs. YTD 2020
During the six months ended June 30, 2021 we recognized income of $10.7 million from equity method investments, compared to $12.0 million for the six months ended June 30, 2020, a decrease of $1.3 million, or 11.0%. This decrease was primarily driven by the following:
•decrease in income from our equity method investments due to lower volumes as the impact of the February 2021 severe freezing conditions was pervasive across all of our equity method investments' pipeline systems.

39 |

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
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and six months ended June 30, 2021 and 2020:

Pipelines and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues:
Affiliates	$65,664	$61,394	$128,712	$99,897
Third-Party	4,771	2,032	6,698	11,496
Total Pipelines and Transportation	70,435	63,426	135,410	111,393
Cost of materials and other	14,346	11,182	27,425	17,280
Operating expenses (excluding depreciation and amortization presented below)	10,858	9,731	21,030	21,187
Segment contribution margin	$45,231	$42,513	$86,955	$72,926

Throughputs (average bpd)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
El Dorado Assets:
Crude pipelines (non-gathered)	53,316	79,066	48,743	75,995
Refined products pipelines to Enterprise Systems	39,193	56,093	32,806	55,110
El Dorado Gathering System	17,430	9,447	14,670	13,449
East Texas Crude Logistics System	27,497	10,275	26,790	12,224
Big Spring Gathering System	79,589	105,162	76,672	105,162
Plains Connection System	122,529	—	115,484	—

40 |

Management's Discussion and Analysis
Comparison of the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net Revenues
Q2 2021 vs. Q2 2020
Net revenues for the pipelines and transportation segment increased by $7.0 million, or 11.1%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
YTD 2021 vs. YTD 2020
Net revenues for the pipelines and transportation segment increased by $24.0 million, or 21.6%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information;
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020, during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020; and
•partially offset by decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments and decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.

Cost of Materials and Other
Q2 2021 vs. Q2 2020
Cost of materials and other for the pipelines and transportation segment increased $3.2 million, or 28.3%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expenses proportionate to increase in fees, insurance, supplies and maintenance expenses.
YTD 2021 vs. YTD 2020
Cost of materials and other for the pipelines and transportation segment increased by $10.1 million, or 58.7%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in transportation costs related to our Trucking Assets due to the Trucking Assets Acquisition, which was effective May 1, 2020; and
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q2 2021 vs. Q2 2020
Operating expenses for the pipelines and transportation segment increased by $1.1 million, or 11.6%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increase in employee and outside service costs compared to same period prior year when cost cutting measures were implemented to respond to the COVID-19 Pandemic including delaying non-essential projects; and
•increase in utilities and other variable expenses due to higher throughputs.
YTD 2021 vs. YTD 2020
Operating expenses for the pipelines and transportation segment decreased by $0.2 million, or 0.7%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:

41 |

Management's Discussion and Analysis
•decreases in employee and outside service costs during the first quarter of 2021 when cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, were still in place; and
•partially offset by an increase in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

Contribution Margin
Q2 2021 vs. Q2 2020
Contribution margin for the pipelines and transportation segment increased by $2.7 million, or 6.4%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition; and
•partially offset by increases in operating expenses.
YTD 2021 vs. YTD 2020
Contribution margin for the pipelines and transportation segment increased by $14.0 million, or 19.2%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the BSR Crude Pipeline;
•decreases in operating expenses; and
•partially offset by the increase in cost of materials and other in connection with the Trucking Assets Acquisition.

42 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2021 and 2020:

Wholesale Marketing and Terminalling
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues:
Affiliates	$23,058	$26,235	$56,204	$94,431
Third-Party	74,985	27,976	129,777	75,214
Total Wholesale Marketing and Terminalling	98,043	54,211	185,981	169,645
Cost of materials and other	74,349	32,710	142,441	127,905
Operating expenses (excluding depreciation and amortization presented below)	4,623	2,718	8,507	6,006
Segment contribution margin	$19,071	$18,783	$35,033	$35,734

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
East Texas - Tyler Refinery sales volumes (average bpd) (1)	74,565	65,028	73,271	68,839
Big Spring marketing throughputs (average bpd)	75,136	76,004	74,038	71,195
West Texas marketing throughputs (average bpd)	9,395	9,143	9,765	12,612
West Texas gross margin per barrel	$4.24	$0.64	$3.81	$1.96
Terminalling throughputs (average bpd) (2)	139,987	138,593	142,250	136,961

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
Net Revenues
Q2 2021 vs. Q2 2020
Net revenues for the wholesale marketing and terminalling segment increased by $43.8 million, or 80.9%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and increases in the volumes of diesel and gasoline sold in our West Texas marketing operations.
◦the average sales prices per gallon of gasoline and diesel sold increased $1.14 per gallon and $1.08 per gallon, respectively; and
◦the volume of diesel and gasoline sold increased by 0.7 million gallons and 0.3 million gallons, respectively.
YTD 2021 vs. YTD 2020
Net revenues for the wholesale marketing and terminalling segment increased by $16.3 million, or 9.6%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.57 per gallon and $0.55 per gallon, respectively.
◦the volume of gasoline and diesel sold decreased by 13.6 million gallons and 8.5 million gallons, respectively.

43 |

Management's Discussion and Analysis
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q2 2021 vs. Q2 2020
Cost of materials and other for our wholesale marketing and terminalling segment increased by $41.6 million, or 127.3%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold and increases in the volumes of diesel and gasoline sold in our West Texas marketing operations.
◦the average cost per gallon of gasoline and diesel sold increased $1.21 per gallon and $1.04 per gallon, respectively; and
◦the volume of diesel and gasoline sold increased by 0.7 million gallons and 0.3 million gallons, respectively.
YTD 2021 vs. YTD 2020
Cost of materials and other for our wholesale marketing and terminalling segment increased by $14.5 million, or 11.4%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.62 per gallon and $0.52 per gallon, respectively.

44 |

Management's Discussion and Analysis
◦the average volumes of gasoline and diesel sold decreased by 13.6 million gallons and 8.5 million gallons, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three and six months ended June 30, 2021 and 2020. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q2 2021 vs. Q2 2020
Operating expenses increased by $1.9 million, or 70.1%, in the in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in variable expenses such as utilities, maintenance and material costs; and
•this increase was partially offset by lower operating costs associated with allocated contract services pertaining to certain of our assets.
YTD 2021 vs. YTD 2020
Operating expenses increased by $2.5 million, or 41.6%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increase in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate; and
•this increase was partially offset by lower operating costs associated with allocated contract services pertaining to certain of our assets.

Contribution Margin
Q2 2021 vs. Q2 2020
Contribution margin for the wholesale marketing and terminalling segment increased by $0.3 million, or 1.5%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increase in revenue due to increases in average price per gallon of diesel and gasoline as described above.
Such increases were offset by:
•increase in cost of materials and other due to increases in average cost per gallon of diesel and gasoline sold as described above.
YTD 2021 vs. YTD 2020
The decrease of $0.7 million, or 2.0%, in contribution margin for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to increases in cost of materials and other and operating expenses offset by increases in revenue as described above.

45 |

Management's Discussion and Analysis
Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At June 30, 2021 our total liquidity amounted to $563.4 million, comprised of $561.2 million in unused credit commitments under the DKL Credit Facility and $2.2 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We believe we were in compliance with the covenants in all our debt facilities as of June 30, 2021. After considering the potential effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On July 26, 2021, our board of directors declared a distribution of $0.940 per common unit (the "Distribution"), which equates to approximately $40.8 million per quarter, based on the number of common units expected to be outstanding as of August 5, 2021. The Distribution is expected to be paid on August 11, 2021 to common unitholders of record on August 5, 2021 and represents a 4.4% increase over the second quarter 2020 distribution. We have set a distribution growth guidance of 5% for the full year 2021. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

46 |

Management's Discussion and Analysis
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2020	$0.900	$3.60	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$3.62	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$3.64	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$3.68	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$3.76	$40,846	August 11, 2021(1)	August 5, 2021
(1)Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$147,524	$72,381
Net cash used in investing activities	(5,211)	(114,242)
Net cash (used in) provided by financing activities	(144,383)	52,512
Net (decrease) increase in cash and cash equivalents	$(2,070)	$10,651

Operating Activities
Net cash provided by operating activities was $147.5 million for the six months ended June 30, 2021, compared to $72.4 million for the six months ended June 30, 2020, resulting in a $75.1 million increase in net cash provided by operating activities. The cash receipts from customer activities increased by $40.7 million and cash payments to suppliers and for allocations from Delek Holdings for salaries decreased by $34.4 million. In addition, cash dividends received from equity method investments decreased by $4.2 million and cash paid for debt interest decreased by $4.2 million.
Investing Activities
Net cash used in investing activities decreased by $109.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in cash used in investing activities was primarily due to lower contributions to equity method investments and no acquisitions during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. We disbursed $1.4 million in additional contributions to our equity method investments during the six months ended June 30, 2021 compared to $10.5 million during the six months ended June 30, 2020. The Big Spring Gathering Assets Acquisition, effective on March 31, 2020, was partially financed with cash from a drawdown of the DKL Credit Facility amounting to $100.0 million which was recorded in investing activities and the Trucking Assets Acquisition was financed with cash from drawdowns of the DKL Credit Facility amounting to $48 million of which $0.5 million was recorded as investing activity with $47.6 million recorded in financing activities as a distribution to Delek Holdings and the other owners of our general partner prior to the IDR Restructuring Transaction pursuant to the asset acquisitions under common control guidance. Transaction costs paid amounting to $1.0 million were capitalized for the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition. There was no asset acquisition during the six months ended June 30, 2021. In addition there were additions to property, plant and equipment amounting to $8.8 million, additions to intangible assets amounting to $0.7 million and distributions from equity method investments amounting $5.4 million during the six months ended June 30, 2021 compared to additions to property, plant and equipment amounting to $5.0 million and distributions from equity method investments amounting to $1.7 million during the six months ended June 30, 2020.
Financing Activities
Net cash used in financing activities amounted to $144.4 million during the six months ended June 30, 2021 compared to $52.5 million net cash provided by financing activities during the six months ended June 30, 2020. We repaid $457.8 million under the revolving credit facility during the six months ended June 30, 2021, compared to net proceeds of $161.6 million under the revolving credit facility during the six months ended June 30, 2020. In addition, we paid quarterly cash distributions totaling $79.5 million during the six months ended June 30, 2021, compared to quarterly cash distributions totaling $61.5 million during the six months ended June 30, 2020. On May 24, 2021, the

47 |

Management's Discussion and Analysis
Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") sold $400.0 million in aggregate principal amount of 7.125% senior notes due 2028 (the "2028 Notes"). Proceeds of $400.0 million were received and deferred financing costs amounting to $6.3 million were paid. The Partnership used the net proceeds received from the sale of the 2028 Notes to repay portion of the outstanding borrowings under the revolving credit facility.
The sources of cash during the six months ended June 30, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Big Spring Gathering Assets Acquisition. The Big Spring Gathering Assets Acquisition was also financed by the issuance of 5.0 million units to Delek US Energy, Inc. (a wholly owned subsidiary of Delek Holdings).
Debt Overview
As of June 30, 2021, we had total indebtedness of $928.7 million comprised of $288.8 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility"), $246.2 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount, and $393.7 million of the 2028 Notes, net of deferred financing costs. Deferred financing costs and original issue discount on the 2025 Notes amounted to $2.9 million and $0.9 million, respectively. Deferred financing costs on the 2028 Notes amounted to $6.3 million. The decrease of $63.6 million in our long-term debt balance compared to the balance at December 31, 2020 resulted from the payments under the DKL Credit Facility during the six months ended June 30, 2021 and amortization of the deferred financing costs and original issuance discount under our 2025 Notes, partially offset by the incurrence of the new 2028 Notes. As of June 30, 2021, our total indebtedness consisted of:
•An aggregate principal amount of $288.8 million under the DKL Credit Facility ("revolving credit facility"), due on September 28, 2023, with an average borrowing rate of 2.50%.
•An aggregate principal amount of $246.2 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.21%.
•An aggregate principal amount of $393.7 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.41%.
We believe we were in compliance with the covenants in all our debt facilities as of June 30, 2021. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

48 |

Management's Discussion and Analysis
2020 permanently eliminated all of the IDRs. See Note 3 to our accompanying condensed consolidated financial statements for additional details.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the six months ended June 30, 2021 and planned capital expenditures for the full year 2021 by segment and by major category (in thousands):

	Full Year 2021 Forecast	Six Months Ended June 30, 2021
Pipelines and Transportation
Regulatory (2)	$4,144	$869
Maintenance (1)	952	57
Discretionary projects (2)	13,873	6,450
Pipelines and transportation segment total	$18,969	$7,376

Wholesale Marketing and Terminalling
Regulatory (3)	$3,113	$254
Maintenance (1)	2,859	466
Discretionary (3)	4,525	2,294
Wholesale marketing and terminalling segment total	$10,497	$3,014

Total capital spending	$29,466	$10,390
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
(2)The majority of the $4.1 million budgeted for regulatory projects in the pipelines and transportation segment is expected to be spent on certain of our pipelines to maintain their operational integrity. The majority of the $13.9 million for discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and development of our DPG assets. These expenditures have historically been and will continue to be financed through cash generated from operations.
(3)The majority of the $3.1 million and $4.5 million budgeted for regulatory and discretionary projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals. These expenditures have historically been and will continue to be financed through cash generated from operations.

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

49 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2021 would be to change interest expense by approximately $2.9 million.
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

50 |

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

ITEM 1A. RISK FACTORS
There were no material changes during the second quarter of 2021 to the risk factors identified in the Partnership’s fiscal 2020 Annual Report on Form 10-K, except as set forth below.
The tax treatment of publicly traded partnerships or an investment in our common limited partner units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common limited partner units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, the Biden Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. The most recent such proposal was contained in the Biden Administration’s budget proposal released on May 28, 2021, which would repeal the application of the qualifying income exception to partnerships with income and gains from activities relating to fossil fuels for taxable years beginning after 2026. We are unable to predict whether any changes or proposals will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common limited partner units.

ITEM 6. EXHIBITS

Exhibit No.		Description
4.1
Indenture, dated as of May 24, 2021, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Partnership's Form 8-K filed on May 26, 2021).

4.2		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 of the Partnership’s Form 8-K filed on May 26, 2021).
10.1
Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-256954) filed on June 15, 2021).

31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).
104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

51 |

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

Dated: August 5, 2021

52 |