Form 10-Q
period 2021-09-30
Delek Logistics Partners, LP
filed 2021-11-05
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 29, 2021, there were 43,459,063 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

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

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,864	$4,243
Accounts receivable	18,421	15,676
Accounts receivable from related parties	—	5,932
Inventory	2,222	3,127
Other current assets	1,081	331
Total current assets	26,588	29,309
Property, plant and equipment:
Property, plant and equipment	704,905	692,282
Less: accumulated depreciation	(256,696)	(227,470)
Property, plant and equipment, net	448,209	464,812
Equity method investments	251,919	253,675
Operating lease right-of-use assets	22,911	24,199
Goodwill	12,203	12,203
Marketing contract intangible, net	118,380	123,788
Rights-of-way	37,062	36,316
Other non-current assets	13,271	12,115
Total assets	$930,543	$956,417
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$7,441	$6,659
Accounts payable to related parties	44,574	—
Interest payable	17,037	2,452
Excise and other taxes payable	3,798	4,969
Current portion of operating lease liabilities	7,364	8,691
Accrued expenses and other current liabilities	7,830	5,529
Total current liabilities	88,044	28,300
Non-current liabilities:
Long-term debt	901,404	992,291
Asset retirement obligations	6,361	6,015
Operating lease liabilities, net of current portion	15,489	15,418
Other non-current liabilities	23,998	22,694
Total non-current liabilities	947,252	1,036,418
Equity (Deficit):
Common unitholders - public; 8,713,195 units issued and outstanding at September 30, 2021 (8,697,468 at December 31, 2020)	165,281	164,614
Common unitholders - Delek Holdings; 34,745,868 units issued and outstanding at September 30, 2021 (34,745,868 at December 31, 2020)	(270,034)	(272,915)
Total deficit	(104,753)	(108,301)
Total liabilities and deficit	$930,543	$956,417

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Affiliates (1)	$123,519	$95,410	$308,435	$289,739
Third party	66,108	46,858	202,583	133,567
Net revenues	189,627	142,268	511,018	423,306
Cost of sales:
Cost of materials and other	105,129	60,692	274,995	205,877
Operating expenses (excluding depreciation and amortization presented below)	16,830	13,694	45,201	39,271
Depreciation and amortization	9,666	8,931	29,393	22,957
Total cost of sales	131,625	83,317	349,589	268,105
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	515	536	1,741	2,152
General and administrative expenses	6,141	6,122	17,018	16,973
Depreciation and amortization	490	528	1,469	1,495
Other operating expense (income), net	273	—	54	(107)
Total operating costs and expenses	139,044	90,503	369,871	288,618
Operating income	50,583	51,765	141,147	134,688
Interest expense, net	14,529	10,360	35,924	32,854
Income from equity method investments	(7,261)	(4,860)	(17,952)	(16,875)
Other (income) expense, net	(115)	105	(118)	103
Total non-operating expenses, net	7,153	5,605	17,854	16,082
Income before income tax (benefit) expense	43,430	46,160	123,293	118,606
Income tax (benefit) expense	(194)	(168)	156	67
Net income attributable to partners	$43,624	$46,328	$123,137	$118,539
Comprehensive income attributable to partners	$43,624	$46,328	$123,137	$118,539

Less: General partner's interest in net income, including incentive distribution rights (2)	—	—	—	18,724
Limited partners' interest in net income	$43,624	$46,328	$123,137	$99,815

Net income per limited partner unit:
Common units - basic	$1.00	$1.26	$2.83	$3.30
Common units - diluted	$1.00	$1.26	$2.83	$3.30

Weighted average limited partner units outstanding:
Common units - basic	43,454,535	36,889,761	43,447,739	30,290,051
Common units - diluted	43,468,289	36,894,043	43,457,857	30,292,261

Cash distributions per limited partner unit	$0.950	$0.905	$3.800	$2.695
(1)    See Note 3 for a description of our material affiliate revenue transactions.
(2)    See Note 3 for a description of the IDR Restructuring Transaction.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance at June 30, 2021	$164,679	$(272,525)	$(107,846)
Cash distributions (1)	(8,237)	(32,661)	(40,898)
Net income attributable to partners	8,745	34,879	43,624
Other	94	273	367
Balance at September 30, 2021	$165,281	$(270,034)	$(104,753)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units for the three months ended September 30, 2021.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at June 30, 2020	$160,870	$(235,961)	$(3,224)	$(78,315)
Cash distributions	(7,819)	(18,671)	(9,478)	(35,968)
Net income attributable to partners	11,258	35,070	—	46,328
Distribution to general partner for conversion of its economic interest and IDR elimination	—	—	(45,000)	(45,000)
Non-cash conversion of general partner's economic interest and IDR elimination	—	(57,702)	57,702	—
Sponsor Contribution of fixed assets	—	1,378	—	1,378
Other	4	119	—	123
Balance at September 30, 2020	$164,313	$(275,767)	$—	$(111,454)

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	$164,614	$(272,915)	$(108,301)
Cash distributions	(24,153)	(96,246)	(120,399)
Net income attributable to partners	24,673	98,464	123,137
Other	147	663	810
Balance at September 30, 2021	$165,281	$(270,034)	$(104,753)

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions (2)	(23,653)	(46,220)	(27,635)	(97,508)
General partner units issued to maintain 2% interest	—	—	10	10
Net income attributable to partners	28,172	71,642	18,725	118,539
Delek Holdings unit purchases	(4,979)	4,979	—	—
Issuance of units in connection with the Big Spring Gathering Assets Acquisition	—	107,323	2,190	109,513
Distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Distribution to general partner for conversion of its economic interest and IDR elimination	—	—	(45,000)	(45,000)
Non-cash conversion of general partner's economic interest and IDR elimination	—	(57,702)	57,702	—
Sponsor Contribution of fixed assets	—	1,378	—	1,378
Other	337	(47)	1	291
Balance at September 30, 2020	$164,313	$(275,767)	$—	$(111,454)
(2) Cash distributions include $0.1 million and a nominal amount related to distribution equivalents on vested phantom units for the nine months ended September 30, 2021 and 2020, respectively.
See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$123,137	$118,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,862	24,452
Non-cash lease expense	6,967	2,236
Amortization of customer contract intangible assets	5,408	5,408
Amortization of deferred revenue	(1,475)	(1,418)
Amortization of deferred financing costs and debt discount	2,169	1,786
Income from equity method investments	(17,952)	(16,875)
Dividends from equity method investments	14,849	17,572
Other non-cash adjustments	1,413	1,495
Changes in assets and liabilities:
Accounts receivable	(2,745)	(4,268)
Inventories and other current assets	109	12,714
Accounts payable and other current liabilities	12,323	(7,638)
Accounts receivable/payable to related parties	47,483	(19,002)
Non-current assets and liabilities, net	(272)	(347)
Net cash provided by operating activities	222,276	134,654
Cash flows from investing activities:
Asset acquisitions from Delek Holdings, net of assumed liabilities	—	(100,527)
Purchases of property, plant and equipment	(12,352)	(6,918)
Proceeds from sales of property, plant and equipment	275	107
Purchases of intangible assets	(746)	—
Distributions from equity method investments	6,245	2,723
Equity method investment contributions	(1,393)	(11,804)
Net cash used in investing activities	(7,971)	(116,419)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% General Partner interest	—	10
Distributions to general partner	—	(27,635)
Distributions to common unitholders - public	(24,153)	(23,653)
Distributions to common unitholders - Delek Holdings	(96,246)	(46,220)
Distributions to Delek Holdings unitholders and general partner related to Trucking Assets Acquisition	—	(47,558)
Distribution to general partner for conversion of its interest and IDR elimination	—	(45,000)
Proceeds from revolving credit facility	236,000	515,900
Payments on revolving credit facility	(721,700)	(343,600)
Proceeds from issuance of senior notes	400,000	—
Deferred financing costs paid in connection with debt issuances	(6,216)	—
Payments on financing lease liabilities	(1,369)	—
Net cash used in financing activities	(213,684)	(17,756)
Net increase in cash and cash equivalents	621	479
Cash and cash equivalents at the beginning of the period	4,243	5,545
Cash and cash equivalents at the end of the period	$4,864	$6,024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,170	$26,895
Income taxes	$—	$141
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures and other	$1,638	$(948)
Equity issuance to Delek Holdings unitholders in connection with Big Spring Gathering Assets Acquisition	$—	$109,513
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$8,750	$16,644
Sponsor contribution of property, plant and equipment	$—	$1,378
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
In addition, effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system and certain related assets, located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering Assets"), such transaction the "Big Spring Gathering Assets Acquisition."
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
Risks and Uncertainties Arising from the COVID-19 Pandemic
U.S. economic activity continued on a recovery trend during the quarter ended September 30, 2021. The spike in number of new cases due to the COVID-19 delta variant did not slow down the economic recovery. Towards the end of third quarter the trend started to show a reduction in the number of new COVID-19 cases and in the number of COVID-19 related hospitalizations. However, we remain subject to heightened levels of uncertainty related to the on-going impact of the COVID-19 outbreak that developed into a pandemic in March 2020 (the “COVID-19 Pandemic” or the “Pandemic”), and the spread of new variants of the virus. Some of the restrictions imposed in the prior year to prevent its spread have been eased and the government vaccination campaigns continue to yield positive results in terms of increase in the number of people who have been inoculated, a critical requirement to continue removing restrictions. Additional government measures to curb the spread of the virus include the proposed government mandates for employers to require mandatory vaccination or COVID-19 weekly testing for employees.
Compared to the prior year, the economic recovery trends in the three and nine months ended September 30, 2021 included a resumption of flights by major airlines and increased motor vehicle use. This has in turn resulted in increased demand and market prices for crude oil and other products, particularly refined petroleum products from which we receive revenue for transporting and storing. We also saw an increase in demand and sales volumes in our wholesale marketing business during the three and nine months ended September 30, 2021. Nonetheless, there remains continued uncertainty about the duration and future impact of the COVID-19 Pandemic.
Our business model, which includes executing minimum volume commitment contracts with our major customers, to an extent, cushioned us from the impact of the COVID-19 Pandemic in 2020 and during the three and nine months ended September 30, 2021. Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
financial statement impact under GAAP, we have considered them in the preparation of our financial statements as of and for the three and nine months ended September 30, 2021.
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
Accounting Pronouncements Not Yet Adopted
ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments
In July 2021, the FASB issued an amendment which is intended to provide lease classification guidance for Lessors on how to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. The Partnership is evaluating the impact of this guidance but does not believe this new guidance will have a material impact on its condensed consolidated financial statements and related disclosures.
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
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Transportation Services Agreement (the “Trucking Assets TSA Agreement”). Under the Trucking Assets TSA Agreement, the Partnership will gather, coordinate pickup of, transport and deliver petroleum products for Delek Holdings, as well as provide ancillary services as requested. The transaction and related agreements were approved by the Conflicts Committee of the Board of Directors of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Big Spring Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. See our Annual Report on Form 10-K for further information. The total consideration was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in us. We financed the cash component of this acquisition with borrowings from the DKL Credit Facility (as defined in Note 7).
The Big Spring Gathering Assets are recorded in our pipelines and transportation segment and include:
•Crude oil pipelines;
•Approximately 200 miles of gathering systems;
•Approximately 65 Tank battery connections;
•Terminals (total storage of approximately 650,000 bbls); and
•Applicable rights-of-way.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “Big Spring T&D Agreement”). Under the Big Spring T&D Agreement, the Partnership will operate and maintain the Big Spring Gathering Assets connecting Delek Holdings' interests in and to certain crude oil with the Partnership's Big Spring, Texas terminal and provide gathering, transportation and other related services with respect to any and all crude produced from shipper’s and certain other producers’ respective interests for delivery at the Big Spring Terminal. The transaction and related agreements were approved by the Conflicts Committee of the Board of Directors of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, Delek Logistics Operating, LLC, Lion Oil Company, LLC (formerly known as Lion Oil Company) and certain of the Partnership's and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.7 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. There were no reimbursements by Delek Holdings during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we were reimbursed by Delek Holdings for certain capital expenditures of a nominal amount and $0.6 million, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2021, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. We were reimbursed nominal amounts for these matters in each of the three and nine month periods ended September 30, 2021 and 2020.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
In August 2020, Delek Holdings' ownership in our common limited partner units was further increased to approximately 80.0% in connection with the IDR Restructuring Transaction, where the Partnership issued 14.0 million of the Partnership's newly issued common limited partner units to Delek Holdings.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Big Spring Gathering Assets Acquisition, the board of directors of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Prior Partnership Agreement, effective upon adoption. Amendment No. 2 amended the Prior Partnership Agreement to provide for a waiver of distributions in respect of the IDRs for General Partner Additional Units ("GP Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. The IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$123,519	$95,410	$308,435	$289,739
Purchases from Affiliates	$89,852	$45,186	$229,810	$155,679
Operating and maintenance expenses	$10,656	$10,330	$30,217	$33,397
General and administrative expenses	$2,681	$3,250	$6,794	$9,322

Quarterly Cash Distributions
Prior to August 13, 2020, our common and general partner unitholders and the holders of IDRs were entitled to receive quarterly distributions of available cash as determined by the board of directors of our general partner in accordance with the terms and provisions of our Prior Partnership Agreement. Pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash distributions. In February, May and August 2021, we paid quarterly cash distributions of $39.5 million, $40.0 million and $40.8 million, respectively, of which $31.6 million, $32.0 million and $32.7 million, respectively, were paid to Delek Holdings. In February, May and August 2020, we paid quarterly cash distributions of $30.6 million, $30.9 million and $36.0 million, respectively, of which $22.6 million, $23.2 million and $28.1 million, respectively, were paid to Delek Holdings and our general partner. On October 26, 2021, our board of directors declared a quarterly cash distribution totaling $41.3 million, based on the available cash as of the date of determination, for the end of the third quarter of 2021, payable on November 10, 2021, of which $33.0 million is expected to be paid to Delek Holdings.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $448.2 million net property, plant, and equipment balance as of September 30, 2021, $428.0 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for each reportable segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$5,323	$139	$5,462
Service Revenue - Affiliate	4,484	9,241	13,725
Product Revenue - Third Party	—	60,645	60,645
Product Revenue - Affiliate	—	34,325	34,325
Lease Revenue - Affiliate (1)	66,395	9,075	75,470
Total Revenue	$76,202	$113,425	$189,627
(1) Net of $1.8 million of amortization expense for the three months ended September 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Nine Months Ended September 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$12,021	$358	$12,379
Service Revenue - Affiliate	9,505	25,877	35,382
Product Revenue - Third Party	—	190,204	190,204
Product Revenue - Affiliate	—	54,453	54,453
Lease Revenue - Affiliate (1)	190,086	28,514	218,600
Total Revenue	$211,612	$299,406	$511,018
(1) Net of $5.4 million of amortization expense for the nine months ended September 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

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

	Nine Months Ended September 30, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$14,587	$502	$15,089
Service Revenue - Affiliate	13,848	24,500	38,348
Product Revenue - Third Party	—	118,478	118,478
Product Revenue - Affiliate	—	64,067	64,067
Lease Revenue - Affiliate (1)	154,437	32,887	187,324
Total Revenue	$182,872	$240,434	$423,306
(1) Net of $5.4 million of amortization expense for the nine months ended September 30, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of September 30, 2021, we expect to recognize $1.5 billion in future lease revenues, for periods up to financial year 2030, related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$68,285
2022	272,345
2023	266,395
2024	190,134
2025 and thereafter	732,925
Total expected revenue on remaining performance obligations	$1,530,084

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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of September 30, 2021, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2021 is November 10, 2021. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to partners	$43,624	$46,328	$123,137	$118,539
Less: General partner's distribution (including IDRs) (1)	—	—	—	18,618
Less: Limited partners' distribution	41,286	39,307	122,100	87,536
Earnings in excess (deficit) of distributions	$2,338	$7,021	$1,037	$12,385

General partner's earnings:
Distributions (including IDRs) (1)	$—	$—	$—	$18,618
Allocation of earnings in excess (deficit) of distributions	—	—	—	106
Total general partner's earnings	$—	$—	$—	$18,724

Limited partners' earnings on common units:
Distributions	$41,286	$39,307	$122,100	$87,536
Allocation of earnings in excess (deficit) of distributions	2,338	7,021	1,037	12,279
Total limited partners' earnings on common units	$43,624	$46,328	$123,137	$99,815

Weighted average limited partner units outstanding:
Common units - basic	43,454,535	36,889,761	43,447,739	30,290,051
Common units - diluted	43,468,289	36,894,043	43,457,857	30,292,261

Net income per limited partner unit:
Common units - basic	$1.00	$1.26	$2.83	$3.30
Common units - diluted (2)	$1.00	$1.26	$2.83	$3.30
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
(2) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three and nine months ended September 30, 2021 and 2020.

Note 6 - Inventory
Inventories consisted of $2.2 million and $3.1 million of refined petroleum products as of September 30, 2021 and December 31, 2020, respectively, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 7 - Long-Term Obligations
7.125% Senior Notes due 2028
On May 24, 2021, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") issued $400.0 million in aggregate principal amount of 7.125% senior notes due 2028 (the "2028 Notes") at par, pursuant to an indenture with U.S. Bank, National Association as trustee. The 2028 Notes are general unsecured senior obligations of the Issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's subsidiaries other than Finance Corp., and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2028 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right payment to any future subordinated indebtedness of the Issuers. The 2028 Notes will mature on June 1, 2028, and interest on the 2028 Notes is payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2021.
At any time prior to June 1, 2024, the Issuers may redeem up to 35% of the aggregate principal amount of the 2028 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 107.125% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2024, the Issuers may also redeem all or part of the 2028 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2024, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2028 Notes, at a redemption price of 103.563% of the redeemed principal for the twelve-month period beginning on June 1, 2024, 101.781% for the twelve-month period beginning on June 1, 2025, and 100.00% beginning on June 1, 2026 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2028 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
As of September 30, 2021, we had $400.0 million in outstanding principal amount under the 2028 Notes, and the effective interest rate was 7.41%. Outstanding borrowings under the 2028 Notes are net of deferred financing costs amounting to $5.9 million as of September 30, 2021.
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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At September 30, 2021, the weighted average interest rate for our borrowings under the facility was approximately 2.62%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2021, this fee was 0.35% per year.
As of September 30, 2021, we had $260.9 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of September 30, 2021 were $589.1 million.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2021, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of September 30, 2021, the effective interest rate related to the 2025 Notes was approximately 7.21%.
Outstanding borrowings under the 2025 Notes are net of deferred financing costs and debt discount of $2.7 million and $0.9 million, respectively, as of September 30, 2021, and $3.3 million and $1.0 million, respectively, as of December 31, 2020.

Note 8 - Equity
We had 8,713,195 common limited partner units held by the public outstanding as of September 30, 2021. Additionally, as of September 30, 2021, Delek Holdings owned an 80.0% limited partner interest in us, consisting of 34,745,868 common limited partner units. Effective August 13, 2020, the Partnership closed on the IDR Restructuring Transaction. As part of this transaction, we expensed approximately $1.1 million of transaction costs. Refer to Note 3 for additional details.
In August 2020, we filed a shelf registration statement with the SEC, which subsequently became effective, for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million of our common limited partner units. As of September 30, 2021, Delek Holdings had not sold any securities under this shelf registration statement and we will not receive any proceeds from the sale of securities by Delek Holdings.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2020 through September 30, 2021.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	8,697,468	34,745,868	43,443,336
Unit-based compensation awards (1)	15,727	—	15,727
Balance at September 30, 2021	8,713,195	34,745,868	43,459,063
(1) Unit-based compensation awards are presented net of 3,237 units withheld for taxes as of September 30, 2021.

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

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents the allocation of the general partner's interest in net income (in thousands, except percentage of ownership interest):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to partners	$43,624	$46,328	$123,137	$118,539
Less: General partner's IDRs	—	—	—	(17,632)
Net income available to partners	$43,624	$46,328	$123,137	$100,907
General partner's ownership interest	—%	—%	—%	2.0%
General partner's allocated interest in net income	$—	$—	—	$1,092
General partner's IDRs	—	—	—	17,632
Total general partner's interest in net income	$—	$—	$—	$18,724

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
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. The cash distributions for periods before August 13, 2020 include distributions to the 2.0% general partner interest which was converted to a non-economic general partner interest and IDRs which were permanently eliminated. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2020	$0.905	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$41,286	November 10, 2021 (1)	November 5, 2021
(1) Expected date of distribution.

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The allocations of total quarterly cash distributions made to limited partners for the three and nine months ended September 30, 2021 and 2020 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General partner's distributions:
General partner's distributions	$—	$—	$—	$986
General partner's IDRs	—	—	—	17,632
Total general partner's distributions	—	—	—	18,618

Limited partners' distributions:
Common limited partners' distributions	41,286	39,307	122,100	87,536

Total cash distributions	$41,286	$39,307	$122,100	$106,154

Cash distributions per limited partner unit	$0.950	$0.905	$3.800	$2.695

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of our general partner. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three and nine months ended September 30, 2021 and 2020.
On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of startup capital pursuant to the Amended and Restated Limited Liability Company Agreement. During the third quarter of 2020, Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project on October 1, 2020. We contributed $3.5 million related to such expansion project in May 2019 and during 2020 made additional capital contributions of $12.2 million based on capital calls received. During the nine months ended September 30, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	September 30, 2021	December 31, 2020
Current Assets	$25,444	$13,488
Non-current Assets	$406,051	$413,259
Current liabilities	$11,786	$7,789

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$19,349	$13,919	$46,136	$35,888
Gross profit	$12,027	$8,189	$26,367	$21,251
Operating income	$11,871	$8,020	$25,866	$20,717
Net income	$11,853	$8,022	$25,843	$20,768

We have two joint ventures that have constructed separate crude oil pipeline systems and related ancillary assets, which are serving third parties and subsidiaries of Delek Holdings. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in the entity formed with Rangeland Energy II, LLC ("Rangeland Energy") to operate the other pipeline system (the "Rio Pipeline"). During 2018, Rangeland Energy was acquired by Andeavor (which was subsequently acquired by Marathon Petroleum Corporation) and the legal entity in which we have an equity investment became Andeavor Logistics Rio Pipeline LLC ("Andeavor Logistics").
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	September 30, 2021	December 31, 2020
Current assets	$20,790	$20,763
Non-current assets	$245,560	$253,862
Current liabilities	$3,731	$1,496

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$12,090	$14,227	$35,316	$42,412
Gross profit	$6,757	$9,634	$20,462	$28,468
Operating income	$6,300	$9,135	$19,022	$26,999
Net Income	$6,300	$9,136	$19,023	$27,023

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility.  As of September 30, 2021 and December 31, 2020, the Partnership's investment balance in these joint ventures was $251.9 million and $253.7 million, respectively.
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following is a summary of business segment operating performance as measured by contribution margin for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pipelines and Transportation
Net revenues:
Affiliate	$70,879	$68,444	$199,591	$168,285
Third party	5,323	3,035	12,021	14,587
Total pipelines and transportation	76,202	71,479	211,612	182,872
Cost of materials and other	15,170	14,342	42,595	31,622
Operating expenses (excluding depreciation and amortization)	13,680	10,749	34,710	31,936
Segment contribution margin	$47,352	$46,388	$134,307	$119,314
Capital spending	$2,570	$2,552	$9,946	$3,424

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (1)	$52,640	$26,966	$108,844	$121,454
Third party	60,785	43,823	190,562	118,980
Total wholesale marketing and terminalling	113,425	70,789	299,406	240,434
Cost of materials and other	89,959	46,350	232,400	174,255
Operating expenses (excluding depreciation and amortization)	3,665	3,481	12,232	9,487
Segment contribution margin	$19,801	$20,958	$54,774	$56,692
Capital spending	$1,566	$676	$4,580	$3,494

Consolidated
Net revenues:
Affiliate	$123,519	$95,410	$308,435	$289,739
Third party	66,108	46,858	202,583	133,567
Total Consolidated	189,627	142,268	511,018	423,306
Cost of materials and other	105,129	60,692	274,995	205,877
Operating expenses (excluding depreciation and amortization presented below)	17,345	14,230	46,942	41,423
Contribution margin	$67,153	$67,346	189,081	176,006
General and administrative expenses	6,141	6,122	17,018	16,973
Depreciation and amortization	10,156	9,459	30,862	24,452
Other operating expense (income), net	273	—	54	(107)
Operating income	$50,583	$51,765	$141,147	$134,688
Capital spending	$4,136	$3,228	$14,526	$6,918
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense related to a customer contract intangible asset. See Note 4 for additional information.

The following table summarizes the total assets for each segment as of September 30, 2021 and December 31, 2020 (in thousands). Assets for each segment include property, plant and equipment, equity method investments, intangible assets and inventory.

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2021	December 31, 2020
Pipelines and transportation	$692,901	$723,317
Wholesale marketing and terminalling	213,277	206,918
Other	24,365	26,182
Total assets	930,543	$956,417
Property, plant and equipment and accumulated depreciation as of September 30, 2021 and depreciation expense by reporting segment for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$589,729	$115,176	$704,905
Less: accumulated depreciation	(199,867)	(56,829)	(256,696)
Property, plant and equipment, net	$389,862	$58,347	$448,209
Depreciation expense for the three months ended September 30, 2021	$8,056	$2,100	$10,156
Depreciation expense for the nine months ended September 30, 2021	$24,918	$5,944	$30,862

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2021.

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

21 |

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
Crude Oil and Other Releases
During the nine months ended September 30, 2021, there was one significant release of finished product, involving one of our pipelines and it occurred in August 2021. This release of finished product from our Greenville pipeline occurred near Dixon, Texas (the "Greenville Dixon Release"). Cleanup operations, site maintenance and remediation on this release are currently on-going where such costs incurred as of September 30, 2021 totaled $0.3 million. Additionally, as of September 30, 2021 we have accrued $2.4 million for remediation and other such matters related to this release. The affected area is currently being treated to bring it to acceptable residential levels protective of groundwater.
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
For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2021 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of September 30, 2021, we have accrued $0.3 million for remediation and other such matters related to these releases.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income and comprehensive income. The majority of our releases have been subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement, with the exception of the Sulphur Springs Release and the Greenville Dixon Release noted above as they are not covered under the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
During the three and nine months ended September 30, 2021 and 2020, the crude oil and other releases remediation expenses, net of reimbursable costs, were immaterial.

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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Lease Cost (1)
Operating lease cost	$3,659	$2,587	$9,768	$5,113
Short-term lease cost	484	382	1,262	1,459
Variable lease costs	276	829	235	1,101
Total lease cost	$4,419	$3,798	$11,265	$7,673

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,659)	$(2,587)	$(9,768)	$(5,113)
Leased assets obtained in exchange for new operating lease liabilities	$318	$865	$5,679	$16,644
Lease assets obtained in exchange for new financing liabilities	$2,858	$—	$3,071	$—

	September 30, 2021		September 30, 2020
Weighted-average remaining lease term (years) for operating leases	4.8		3.7
Weighted-average discount rate (2) operating leases	6.4%		5.7%
Weighted-average remaining lease term (years) for financing lease	6.7		0.0
Weighted-average discount rate (2) financing lease	3.2%		—%
(1) Includes an immaterial amount of financing lease.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On October 26, 2021, our general partner's board of directors declared a quarterly cash distribution of $0.950 per unit, payable on November 10, 2021, to unitholders of record on November 5, 2021.

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
Effective August 13, 2020, the Partnership closed the transaction contemplated by a definitive exchange agreement with the general partner to eliminate all of the incentive distribution rights ("IDRs") held by the general partner and convert the 2% general partner interest into a non-economic general partner interest, such transaction the "IDR Restructuring Transaction." See Note 3 to the accompanying condensed consolidated financial statements for further information.
Effective May 1, 2020, the Partnership, through its wholly-owned subsidiary DKL Transportation, LLC, acquired Delek Trucking, LLC, consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." See Note 2 to the accompanying condensed consolidated financial statements for further information.
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Big Spring Gathering Assets"), and certain related assets, such transaction the "Big Spring Gathering Assets Acquisition." See Note 2 to the accompanying condensed consolidated financial statements for further information.
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
U.S. economic activity continued on a recovery trend during the quarter ended September 30, 2021. The spike in number of new cases due to the COVID-19 delta variant did not slow down the economic recovery. Towards the end of third quarter the trend started to show a reduction in the number of new COVID-19 cases and in the number of COVID-19 related hospitalizations. However, we remain subject to heightened levels of uncertainty related the on-going impact of the COVID-19 Pandemic, and the spread of new variants of the virus. Most of the COVID-19 Pandemic related restrictions imposed in the prior year have been eased, major airlines have resumed their flights, motor vehicle use continues to increase and government vaccination campaigns continue. Additional government measures to curb the spread of the virus include the proposed government mandate for employers to require mandatory vaccination or weekly COVID-19 testing for all employees. The economic recovery has in turn resulted in increased demand and market prices for crude oil and other products, particularly refined petroleum products that we receive revenue for transporting and storing. It has also resulted in an increase in demand and sales volumes in our wholesale marketing business. U.S. Crude oil production as well as the consumption of the hydrocarbon products continued to increase. Although we expect the direct effects from the Pandemic on U.S. oil consumption to continue to decrease, some consumption patterns may be more lasting, including increased working from home and changes in travel behavior, which could limit growth in gasoline and jet fuel consumption. Furthermore, as of September 30, 2021, the COVID-19 Pandemic and the spread of new variants of the virus, continues to cause significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Therefore, there is continued uncertainty about the duration and future impact of the COVID-19 Pandemic. Additionally, increased infection rates could impact our logistics operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
During the three and nine months ended September 30, 2021, both our West Texas wholesale marketing business and many of our pipeline and transportation customers experienced an increase in demand and pricing due to the resumption of some economic activities as discussed above. For the nine months ended September 30, 2021, the impact of this positive trend was netted by the reduced volumes during the severe freezing conditions experienced in February 2021. Our pipelines and transportation revenue streams were largely protected by minimum volume commitments under existing throughput contracts with customers during the current and prior periods, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. Our management continues to monitor the COVID-19 infections in the communities around our company locations, the impact on our operations and whether there is a need to update our remote policies and quarantine protocols. We continue to be exposed to risk from our suppliers and customers who are facing similar challenges.
To the extent that uncertainties related to the COVID-19 Pandemic have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S.

26 |

Management's Discussion and Analysis
generally accepted accounting principles, we have considered them in the preparation of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, which are included in Item 1. of this Quarterly Report on Form 10-Q.
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
High Yield Debt - 7.125% Senior Notes due 2028
On May 24, 2021, the Partnership and its wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") issued $400.0 million in aggregate principal amount of the Issuers’ 7.125% Senior Notes due 2028 (the “2028 Notes”), along with the related guarantees of the 2028 Notes. We used the net proceeds from the sale of the 2028 Notes to repay a

27 |

Management's Discussion and Analysis
portion of the outstanding borrowings under our revolving credit facility. See Note 7 to our accompanying condensed consolidated financial statements for additional information.
Exclusive Supply Agreement
In May 2021, we executed an exclusive supply and strategic relationship agreement with Baker Petrolite LLC (an affiliate of Baker Hughes Company) ("Baker"). The agreement provides that, under certain circumstances, Baker will supply certain chemicals exclusively to us within a defined territory. Those chemicals allow us, through blending competencies utilizing proprietary intellectual property, to clarify slurry which can then be used in International Maritime Organization-compliant products. The agreement has a 5-year initial term and a 5-year extension option.
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

28 |

Management's Discussion and Analysis

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

29 |

Management's Discussion and Analysis

Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.95 per unit for the quarter ended September 30, 2021 ($3.80 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the accompanying condensed consolidated financial statements for a discussion of historic cash distributions.

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
During the three and nine months ended September 30, 2021, the U.S. economic activity continued its recovery path resulting in increases in consumption and demand for crude oil and refined products, although heightened uncertainty still remains due to the on-going COVID-19 Pandemic and the spread of new variants of the virus. Compared to the three and nine months ended September 30, 2020, where reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC+, had led to a significant reduction in crude oil prices, crude oil prices during the three and nine months ended September 30, 2021 were steadily increasing. The price of oil (WTI Cushing) closed at $75.03 per barrel on September 30, 2021, $34.81 per barrel higher than on September 30, 2020. The opening January 2021 price of oil (WTI Cushing) was $47.62 and reached the January 2021 high closing price of oil of $53.57 per barrel, which further increased to $61.45 beginning April 2021 and reached a high of $75.45 per barrel on September 27, 2021. Due to the sustained increase in oil prices, during the three and nine months ended September 30, 2021, we experienced improved margins in the West Texas area, and better throughput for our assets with improved gross margins, when compared to the same period in 2020. We believe we are strategically positioned, in these tougher market conditions to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, demand for refined products from our West Texas operations to industries that support crude oil exploration and production was subdued during the three and nine months ended September 30, 2020 due to the impact of the COVID-19 Pandemic leading to lower demand and sales of refined products and remained largely depressed during most of 2020. As discussed above, the U.S. economic activity is recovering and demand for and prices of crude oil and related refined products increased during the three and nine months ended September 30, 2021 as consumption of oil increased spurred by easing of COVID-19 related restrictions. Although we expect the direct effects from the pandemic on U.S. oil consumption to decrease, some consumption patterns may be more lasting, including increased working from home and changes in travel behavior, which could limit growth in gasoline and jet fuel consumption.
See the chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2020 and for the three quarterly periods in 2021.

30 |

Management's Discussion and Analysis

WTI Cushing Crude Oil
(Price per barrel)
$45.57
$29.77
$40.88
$42.63
$58.03
$66.19
$70.54
$63.27
$18.99
$40.46
$10.01
$43.39
$36.76
$49.10
$35.79
$66.09
$47.62
$74.22
58.65
$75.45
$62.32
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
Quarters Ended
High
Low
Average

The volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2020 and for the three quarterly periods in 2021.

Gasoline Prices
(Price per gallon)
$1.25
$0.81
$1.15
$1.17
$1.71
$1.99
$2.15
$1.69
$0.34
$1.19
$0.37
$1.29
$1.05
$1.37
$0.98
$2.06
$1.33
$2.16
$1.86
$2.26
$1.91
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
Quarters Ended
High
Low
Average

31 |

Management's Discussion and Analysis

Diesel Prices
(Price per gallon)
$1.47
$0.91
$1.16
$1.24
$1.71
$1.95
$2.08
$1.98
$0.89
$1.18
$0.54
$1.24
$1.03
$1.46
$1.04
$1.95
$1.41
$2.11
$1.73
$2.28
$1.85
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
Quarters Ended
High
Low
Average

Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $2.7 million and $8.1 million of RINs to Delek Holdings during the three and nine months ended September 30, 2021, respectively. Additionally, we sold approximately $0.8 million and $2.3 million of RINs to Delek Holdings during the three and nine months ended September 30, 2020, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods in 2020 and in the three quarterly periods in 2021.

Ethanol RIN Prices
$0.30
$0.40
$0.47
$0.63
$1.07
$1.62
$1.41
$0.40
$0.17
$0.52
$0.28
$0.51
$0.38
$0.79
$0.48
$1.43
$0.77
$1.98
$1.29
$1.70
$0.91
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
Quarters Ended
High
Low
Average RIN Prices

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

32 |

Management's Discussion and Analysis
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three and nine months ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K.
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
During the nine months ended September 30, 2021, we updated our critical accounting policies to include accounting policies that have become critical as a result of new events. Accordingly we added a critical accounting policy related to equity method investments impairment assessment as follows:
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
During the second quarter ended June 30, 2021, we identified the non-renewal of a significant revenue contract which expired on August 31, 2021 by a customer and major shareholder of Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics") and lower competitor tariff rates compared to FERC approved tariff rates as triggering events requiring that we perform an impairment assessment on our equity method investment. The fair value of our equity method investment was estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”) and the estimated long term growth rate. The related cash flow forecasts are discounted using an estimated weighted average cost of capital (“WACC”) at the date of valuation. For the market approach, we utilized the estimated 2022 EBITDA multiples for guideline comparable companies applied to Andeavor Logistics' estimated 2022 EBITDA to estimate the fair value.
We performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of the judgments made on the fair value of the investee. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the estimated revenue (including the throughput barrel per day and tariff rates), EBITDA margin and WACC. Based on our analyses, we determined that there was no other than temporary impairment on our equity method investment as of June 30, 2021.
As of September 30, 2021 we performed a qualitative assessment evaluating whether there were any significant changes in the key assumptions and other significant inputs in our valuation model and concluded that there were no significant changes that would warrant a quantitative assessment to be performed. Qualitative matters that may impact our estimates of the fair value of our equity method investment include assumptions regarding the timing of another throughput contract and ramp up of throughput volumes, timing of competitor tariff rates recovery compared to FERC tariff rates, the pipeline location and resultant impact on possible customers capacity utilization, the Delaware Permian Basin takeaway and production levels, regulatory impacts, competitors entering the location by building competing pipelines, and other operational issues which might affect Andeavor Logistics’ ability to scale up throughput capacity.
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

33 |

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
The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Pipelines and transportation	$76,202	$71,479	$211,612	$182,872
Wholesale marketing and terminalling	113,425	70,789	299,406	240,434
Total	189,627	142,268	511,018	423,306
Operating costs and expenses:
Cost of materials and other	105,129	60,692	274,995	205,877
Operating expenses (excluding depreciation and amortization)	17,345	14,230	46,942	41,423
General and administrative expenses	6,141	6,122	17,018	16,973
Depreciation and amortization	10,156	9,459	30,862	24,452
Other operating expense (income), net	273	—	54	(107)
Total operating costs and expenses	139,044	90,503	369,871	288,618
Operating income	50,583	51,765	141,147	134,688
Interest expense, net	14,529	10,360	35,924	32,854
Income from equity method investments	(7,261)	(4,860)	(17,952)	(16,875)
Other (income) expense, net	(115)	105	(118)	103
Total non-operating costs and expenses	7,153	5,605	17,854	16,082
Income before income tax expense	43,430	46,160	123,293	118,606
Income tax (benefit) expense	(194)	(168)	156	67
Net income attributable to partners	$43,624	$46,328	$123,137	$118,539
Comprehensive income attributable to partners	$43,624	$46,328	$123,137	$118,539
EBITDA(1)	$69,917	$67,782	$195,487	$181,320

Less: General partner's interest in net income, including incentive distribution rights (2)	—	—	—	18,724
Limited partners' interest in net income	$43,624	$46,328	$123,137	$99,815

Net income per limited partner unit:
Common units - basic	$1.00	$1.26	$2.83	$3.30
Common units - diluted	$1.00	$1.26	$2.83	$3.30

Weighted average limited partner units outstanding:
Common units - basic	43,454,535	36,889,761	43,447,739	30,290,051
Common units - diluted	43,468,289	36,894,043	43,457,857	30,292,261
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
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$43,624	$46,328	$123,137	$118,539
Add:
Income tax (benefit) expense	(194)	(168)	156	67
Depreciation and amortization	10,156	9,459	30,862	24,452
Amortization of customer contract intangible assets	1,802	1,803	5,408	5,408
Interest expense, net	14,529	10,360	35,924	32,854
EBITDA (1)	$69,917	$67,782	$195,487	$181,320
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$74,752	$62,273	$222,276	$134,654
Changes in assets and liabilities	(16,256)	(2,458)	(56,898)	18,541
Distributions from equity method investments in investing activities	845	1,033	6,245	2,723
Non-cash lease expense	(2,460)	(1,596)	(6,967)	(2,236)
Maintenance and regulatory capital expenditures (1)	(850)	(27)	(3,712)	(760)
Reimbursement from Delek Holdings for capital expenditures (2)	11	26	1,588	81
Accretion of asset retirement obligations	(116)	(106)	(346)	(320)
Deferred income taxes	(138)	(47)	(203)	(990)
Other operating (expense) income, net	(273)	—	(54)	107
Distributable cash flow (3)	$55,515	$59,098	$161,929	$151,800

(1)
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

(2)
For the three and nine month periods ended September 30, 2021 and 2020, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

(3)	For a definition of distributable cash flow, please see "Non-GAAP Measures" above.

36 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenues:
Affiliates	$123,519	$95,410	$308,435	289,739
Third-Party	66,108	46,858	202,583	133,567
Total Consolidated	189,627	142,268	511,018	423,306
Cost of materials and other	105,129	60,692	274,995	205,877
Operating expenses (excluding depreciation and amortization presented below)	17,345	14,230	46,942	41,423
Contribution margin	67,153	67,346	189,081	176,006
General and administrative expenses	6,141	6,122	17,018	16,973
Depreciation and amortization	10,156	9,459	30,862	24,452
Other operating expense (income), net	273	—	54	(107)
Operating income	$50,583	$51,765	$141,147	$134,688

Net Revenues
Q3 2021 vs. Q3 2020
Net revenues increased by $47.4 million, or 33.3%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increased revenues at our Big Spring Refinery Crude Pipeline (the "BSR Crude Pipeline"), as a result of new contracts executed in the second quarter of 2020, which had higher throughput volumes during the third quarter of 2021 compared to the third quarter of 2020;
•increased revenues for the Trucking Assets, due to higher volumes transported from El Dorado;
•increase in revenues for the Paline pipeline and Plains connection system, due to higher throughput volumes; and
•increases in the average sales prices per gallon of gasoline and diesel sold and average volumes of gasoline sold, partially offset by a decrease in the average volumes of diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $0.93 per gallon and $0.95 per gallon, respectively; and
◦the average volumes of gasoline sold increased by 2.9 million gallons, partially offset by a 0.5 million gallons decrease in the average volumes of diesel sold.
YTD 2021 vs. YTD 2020
Net revenues increased by $87.7 million, or 20.7%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets and the Trucking Assets acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 to the condensed consolidated financial statements in Item 1. Financial Statements, for additional information;
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020; and
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:

37 |

Management's Discussion and Analysis
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.69 per gallon and $0.69 per gallon, respectively; and
◦the volume of gasoline and diesel sold decreased by 10.7 million gallons and 9.0 million gallons, respectively.
Such increases were partially offset by the following:
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020; and
•decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance.

Cost of Materials and Other
Q3 2021 vs. Q3 2020
Cost of materials and other increased by $44.4 million, or 73.2%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold and average volumes of gasoline sold, partially offset by a decrease in the average volumes of diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.01 per gallon and $0.96 per gallon, respectively; and
◦the average volumes of gasoline sold increased by 2.9 million gallons, partially offset by a 0.5 million gallons decrease in the average volumes of diesel sold.
YTD 2021 vs. YTD 2020
Cost of materials and other increased by $69.1 million, or 33.6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.75 per gallon and $0.68 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 10.7 million gallons and 9.0 million gallons, respectively.

Operating Expenses
Q3 2021 vs. Q3 2020
Operating expenses increased by $3.1 million, or 21.9%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in employee and outside service costs after cost cutting measures previously implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs, due to higher natural gas prices; and
•increases in utilities, maintenance and other variable expenses due to higher throughput.
YTD 2021 vs. YTD 2020
Operating expenses increased by $5.5 million, or 13.3%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs due to higher natural gas prices;
•increases in variable expenses such as maintenance and materials costs due to higher throughput; and
•increases in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

38 |

Management's Discussion and Analysis
General and Administrative Expenses
The changes in general and administrative expenses for both the third quarter of 2021 compared to the third quarter of 2020 and the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were immaterial.

Depreciation and Amortization
Q3 2021 vs. Q3 2020
Depreciation and amortization increased by $0.7 million, or 7.4%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•additions to assets as part of operational growth projects.
YTD 2021 vs. YTD 2020
Depreciation and amortization increased by $6.4 million, or 26.2%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Big Spring Gathering Assets Acquisition.

Interest Expense
Q3 2021 vs. Q3 2020
During the three months ended September 30, 2021 we incurred $14.5 million of interest expense, compared to $10.4 million during the three months ended September 30, 2020, an increase of $4.1 million, or 40.0%. This increase was primarily driven by the following:
•higher fixed rate interest on the new 2028 Notes during the third quarter of 2021 compared to our floating interest rates under the DKL Credit Facility; and
•partially offset by a decrease in floating interest rates applicable to the DKL Credit Facility and lower total debt levels.
YTD 2021 vs. YTD 2020
During the nine months ended September 30, 2021 we incurred $35.9 million of interest expense, compared to $32.9 million during the nine months ended September 30, 2020, an increase of $3.0 million, or 9.3%. This increase was primarily driven by the following:
•higher fixed rate interest on the new 2028 Notes issued during second quarter of 2021 compared to our floating interest rates under the DKL Credit Facility;
•increased borrowings under the DKL Credit Facility as a result of our Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the IDR Restructuring Transaction; and
•partially offset by a decrease in floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q3 2021 vs. Q3 2020
We recognized income of $7.3 million from equity method investments during the third quarter of 2021 compared to $4.9 million for the third quarter of 2020, an increase of $2.4 million, or 49.4%. This increase was primarily driven by the following:
•increase in income from our Red River equity method investment due to higher throughput volumes and resulting revenue increases. Caddo and Rio equity method investments income slightly increased as well.
YTD 2021 vs. YTD 2020
During the nine months ended September 30, 2021 we recognized income of $18.0 million from equity method investments, compared to $16.9 million for the nine months ended September 30, 2020, an increase of $1.1 million, or 6.4%. This increase was primarily driven by the following:
•increase in income from our Red River equity method investment due to higher throughput volumes and resulting revenue increases. Caddo and Rio equity method investments income slightly increased as well;
•partially offset by lower income from our equity method investments in the first quarter of 2021 due to lower volumes as the impact of the February 2021 severe freezing conditions was pervasive across all of our equity method investments' pipeline systems.

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
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and nine months ended September 30, 2021 and 2020:

Pipelines and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenues:
Affiliates	$70,879	$68,444	$199,591	$168,285
Third-Party	5,323	3,035	12,021	14,587
Total Pipelines and Transportation	76,202	71,479	211,612	182,872
Cost of materials and other	15,170	14,342	42,595	31,622
Operating expenses (excluding depreciation and amortization presented below)	13,680	10,749	34,710	31,936
Segment contribution margin	$47,352	$46,388	$134,307	$119,314

Throughputs (average bpd)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
El Dorado Assets:
Crude pipelines (non-gathered)	81,929	78,244	60,344	76,750
Refined products pipelines to Enterprise Systems	62,263	55,740	42,733	55,315
El Dorado Gathering System	14,086	13,659	14,056	13,520
East Texas Crude Logistics System	18,644	22,591	24,045	15,705
Big Spring Gathering System	84,325	90,719	79,251	85,845
Plains Connection System	131,571	104,314	120,905	96,961

40 |

Management's Discussion and Analysis
Comparison of the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net Revenues
Q3 2021 vs. Q3 2020
Net revenues for the pipelines and transportation segment increased by $4.7 million, or 6.6%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020, which had higher throughput volumes during the third quarter of 2021 compared to the third quarter of 2020;
•increased revenues for the El Dorado trucking due to higher volumes transported; and
•increase in revenues for the Paline pipeline and Plains connection due to higher throughput volumes.
YTD 2021 vs. YTD 2020
Net revenues for the pipelines and transportation segment increased by $28.7 million, or 15.7%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 2 to the condensed consolidated financial statements in Item 1. Financial Statements, for additional information;
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020, during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020; and
•partially offset by decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments and decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.

Cost of Materials and Other
Q3 2021 vs. Q3 2020
Cost of materials and other for the pipelines and transportation segment increased $0.8 million, or 5.8%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expenses proportionate to increase in fees, insurance, supplies and maintenance expenses.
YTD 2021 vs. YTD 2020
Cost of materials and other for the pipelines and transportation segment increased by $11.0 million, or 34.7%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increases in transportation costs related to our Trucking Assets due to the Trucking Assets Acquisition, which was effective May 1, 2020; and
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q3 2021 vs. Q3 2020
Operating expenses for the pipelines and transportation segment increased by $2.9 million, or 27.3%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increase in employee and outside service costs compared to same period prior year when cost cutting measures were implemented to respond to the COVID-19 Pandemic including delaying non-essential projects;
•increase in energy costs due to higher natural gas prices; and
•increase in utilities and other variable expenses due to higher throughputs.

41 |

Management's Discussion and Analysis
YTD 2021 vs. YTD 2020
Operating expenses for the pipelines and transportation segment increased by $2.8 million, or 8.7%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increase in energy costs due to higher natural gas prices; and
•increase in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

Contribution Margin
Q3 2021 vs. Q3 2020
Contribution margin for the pipelines and transportation segment increased by $1.0 million, or 2.1%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in revenue due to higher throughput volumes as explained above; and
•partially offset by increases in operating expenses.
YTD 2021 vs. YTD 2020
Contribution margin for the pipelines and transportation segment increased by $15.0 million, or 12.6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with the Big Spring Gathering Assets Acquisition, the Trucking Assets Acquisition and the BSR Crude Pipeline; and
•partially offset by the increase in cost of materials and other in connection with the Trucking Assets Acquisition and an increase in operating expenses.

42 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2021 and 2020:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenues:
Affiliates	$52,640	$26,966	$108,844	$121,454
Third-Party	60,785	43,823	190,562	118,980
Total Wholesale Marketing and Terminalling	113,425	70,789	299,406	240,434
Cost of materials and other	89,959	46,350	232,400	174,255
Operating expenses (excluding depreciation and amortization presented below)	3,665	3,481	12,232	9,487
Segment contribution margin	$19,801	$20,958	$54,774	$56,692

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,847	73,417	72,791	70,376
Big Spring marketing throughputs (average bpd)	81,880	78,659	76,680	73,701
West Texas marketing throughputs (average bpd)	10,560	9,948	10,033	11,718
West Texas gross margin per barrel	$3.33	$3.42	$3.64	$2.37
Terminalling throughputs (average bpd) (2)	144,355	160,843	142,959	145,240

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
Net Revenues
Q3 2021 vs. Q3 2020
Net revenues for the wholesale marketing and terminalling segment increased by $42.6 million, or 60.2%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and average volumes of gasoline sold, partially offset by a decrease in the average volumes of diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $0.93 per gallon and $0.95 per gallon, respectively; and
◦the average volumes of gasoline sold increased by 2.9 million gallons, partially offset by a 0.5 million gallons decrease in the average volumes of diesel sold.
YTD 2021 vs. YTD 2020
Net revenues for the wholesale marketing and terminalling segment increased by $59.0 million, or 24.5%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:

43 |

Management's Discussion and Analysis
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.69 per gallon and $0.69 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 10.7 million gallons and 9.0 million gallons, respectively.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q3 2021 vs. Q3 2020
Cost of materials and other for our wholesale marketing and terminalling segment increased by $43.6 million, or 94.1%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold and average volumes of gasoline sold, partially offset by decreases in the average volumes of diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.01 per gallon and $0.96 per gallon, respectively; and
◦the average volumes of gasoline sold increased by 2.9 million gallons, partially offset by a 0.5 million gallons decrease in the average volumes of diesel sold.

44 |

Management's Discussion and Analysis
YTD 2021 vs. YTD 2020
Cost of materials and other for our wholesale marketing and terminalling segment increased by $58.1 million, or 33.4%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.75 per gallon and $0.68 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 10.7 million gallons and 9.0 million gallons, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three and nine months ended September 30, 2021 and 2020. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q3 2021 vs. Q3 2020
Operating expenses increased by $0.2 million, or 5.3%, in the in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in variable expenses such as utilities, maintenance and material costs; and
•this increase was partially offset by lower operating costs associated with allocated contract services pertaining to certain of our assets.
YTD 2021 vs. YTD 2020
Operating expenses increased by $2.7 million, or 28.9%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
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

Contribution Margin
Q3 2021 vs. Q3 2020
Contribution margin for the wholesale marketing and terminalling segment decreased by $1.2 million, or 5.5%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:

45 |

Management's Discussion and Analysis
•increase in cost of materials and other due to increases in average cost per gallon of diesel and gasoline sold as described above.
Such decreases were offset by:
•increase in revenue due to increases in average price per gallon of diesel and gasoline as described above.
YTD 2021 vs. YTD 2020
The decrease of $1.9 million, or 3.4%, in contribution margin for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to increases in cost of materials and other and operating expenses offset by increases in revenue as described above.

Liquidity and Capital Resources
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At September 30, 2021 our total liquidity amounted to $594.0 million, comprised of $589.1 million in unused credit commitments under the DKL Credit Facility and $4.9 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements. Management continues to actively respond to the impact of the COVID-19 Pandemic to enhance our liquidity position. Such actions include seeking alternative financing solutions and enacting cost reduction measures. Refer to the Business Overview section of this MD&A for a complete discussion of the uncertainties identified by management and the actions taken to respond to the COVID-19 Pandemic.
We believe we were in compliance with the covenants in all our debt facilities as of September 30, 2021. After considering the potential effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On October 26, 2021, the board of directors of our general partner declared a distribution of $0.950 per common unit (the "Distribution"), which equates to approximately $41.3 million per quarter, based on the number of common units expected to be outstanding as of November 5, 2021. The Distribution is expected to be paid on November 10, 2021 to common unitholders of record on November 5, 2021

46 |

Management's Discussion and Analysis
and represents a 5.0% increase over the third quarter 2020 distribution. We have set a distribution growth guidance of 5% for the full year 2021. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2020	$0.905	$3.62	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$3.64	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$3.68	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$3.76	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$3.80	$41,286	November 10, 2021(1)	November 5, 2021
(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$222,276	$134,654
Net cash used in investing activities	(7,971)	(116,419)
Net cash (used in) provided by financing activities	(213,684)	(17,756)
Net (decrease) increase in cash and cash equivalents	$621	$479

Operating Activities
Net cash provided by operating activities was $222.3 million for the nine months ended September 30, 2021, compared to $134.7 million for the nine months ended September 30, 2020, resulting in a $87.6 million increase in net cash provided by operating activities. The cash receipts from customer activities increased by $89.3 million and cash payments to suppliers and for allocations from Delek Holdings for salaries increased by $6.7 million. In addition, cash dividends received from equity method investments decreased by $2.7 million and cash paid for debt interest decreased by $7.7 million.
Investing Activities
Net cash used in investing activities decreased by $108.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in cash used in investing activities was primarily due to lower contributions to equity method investments and no acquisitions during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. We disbursed $1.4 million in additional contributions to our equity method investments during the nine months ended September 30, 2021 compared to $11.8 million during the nine months ended September 30, 2020. The Big Spring Gathering Assets Acquisition, effective on March 31, 2020, was partially financed with cash from a drawdown of the DKL Credit Facility amounting to $100.0 million which was recorded in investing activities and the Trucking Assets Acquisition was financed with cash from drawdowns of the DKL Credit Facility amounting to $48 million of which $0.5 million was recorded as investing activity with $47.6 million recorded in financing activities as a distribution to Delek Holdings and the other owners of our general partner prior to the IDR Restructuring Transaction pursuant to the asset acquisitions under common control guidance. Transaction costs paid amounting to $1.0 million were capitalized for the Big Spring Gathering Assets Acquisition and the Trucking Assets Acquisition. There was no asset acquisition during the nine months ended September 30, 2021. In addition there were additions to property, plant and equipment amounting to $12.4 million, additions to intangible assets amounting to $0.7 million and distributions from equity method investments amounting $6.2 million during the nine months ended September 30, 2021 compared to additions to property, plant and equipment amounting to $6.9 million and distributions from equity method investments amounting to $2.7 million during the nine months ended September 30, 2020.

47 |

Management's Discussion and Analysis
Financing Activities
Net cash used in financing activities amounted to $213.7 million during the nine months ended September 30, 2021 compared to $17.8 million net cash provided by financing activities during the nine months ended September 30, 2020. We repaid $485.7 million under the revolving credit facility during the nine months ended September 30, 2021, compared to net proceeds of $172.3 million under the revolving credit facility during the nine months ended September 30, 2020. In addition, we paid quarterly cash distributions totaling $120.4 million during the nine months ended September 30, 2021, compared to quarterly cash distributions totaling $97.5 million during the nine months ended September 30, 2020. Payments to Delek Holdings unitholders related to Trucking Assets Acquisition amounting to $47.6 million and payments to our general partner for conversion of its interest and elimination of IDR amounting to $45.0 million were recorded in financing activities during the nine months ended September 30, 2020 and there were no such payments during the nine months ended September 30, 2021. On May 24, 2021, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") issued $400.0 million in aggregate principal amount of 7.125% senior notes due 2028 (the "2028 Notes"). Proceeds of $400.0 million were received and deferred financing costs amounting to $6.2 million were paid. The Partnership used the net proceeds received from the sale of the 2028 Notes to repay portion of the outstanding borrowings under the revolving credit facility.
The sources of cash during the nine months ended September 30, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Big Spring Gathering Assets Acquisition. The Big Spring Gathering Assets Acquisition was also financed by the issuance of 5.0 million units to Delek US Energy, Inc. (a wholly owned subsidiary of Delek Holdings).
Debt Overview
As of September 30, 2021, we had total indebtedness of $901.4 million comprised of $260.9 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility"), $246.4 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount, and $394.1 million of the 2028 Notes, net of deferred financing costs. Deferred financing costs and original issue discount on the 2025 Notes amounted to $2.7 million and $0.9 million, respectively. Deferred financing costs on the 2028 Notes amounted to $5.9 million. The decrease of $90.9 million in our long-term debt balance compared to the balance at December 31, 2020 resulted from the payments under the DKL Credit Facility during the nine months ended September 30, 2021, partially offset by the amortization of the deferred financing costs and original issuance discount under our 2025 and 2028 Notes and by the incurrence of the new 2028 Notes. As of September 30, 2021, our total indebtedness consisted of:
•An aggregate principal amount of $260.9 million under the DKL Credit Facility ("revolving credit facility"), due on September 28, 2023, with an average borrowing rate of 2.62%.
•An aggregate principal amount of $246.4 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.21%.
•An aggregate principal amount of $394.1 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.41%.
We believe we were in compliance with the covenants in all our debt facilities as of September 30, 2021. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

48 |

Management's Discussion and Analysis
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2021 and planned capital expenditures for the full year 2021 by segment and by major category (in thousands):

	Full Year 2021 Forecast	Nine Months Ended September 30, 2021
Pipelines and Transportation
Regulatory (2)	$2,151	$1,046
Maintenance (1)	223	95
Discretionary projects (2)	16,008	8,805
Pipelines and transportation segment total	$18,382	$9,946

Wholesale Marketing and Terminalling
Regulatory (3)	$1,291	$311
Maintenance (1)	1,354	1,083
Discretionary (3)	3,553	3,186
Wholesale marketing and terminalling segment total	$6,198	$4,580

Total capital spending	$24,580	$14,526
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
(2)The majority of the $2.2 million budgeted for regulatory projects in the pipelines and transportation segment is expected to be spent on certain of our pipelines to maintain their operational integrity. The majority of the $16.0 million for discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and development of our DPG assets. These expenditures have historically been and will continue to be financed through cash generated from operations.
(3)The majority of the $1.3 million and $3.6 million budgeted for regulatory and discretionary projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals. These expenditures have historically been and will continue to be financed through cash generated from operations.

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
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2021 would be to change interest expense by approximately $2.6 million.
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

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

ITEM 1A. RISK FACTORS
There were no material changes during the third quarter of 2021 to the risk factors identified in the Partnership’s fiscal 2020 Annual Report on Form 10-K and the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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

Dated: November 5, 2021

52 |