Form 10-K
period 2021-12-31
Delek Logistics Partners, LP
filed 2022-02-25
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2021 was approximately $347,800,000, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 18, 2022, there were 43,470,853 common limited partner units.
Documents incorporated by reference: None

Table of Contents
Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2021

2 |

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

3 |

Business
PART I
ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
Company Overview
Delek Logistics Partners, LP is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The following chart illustrates the Partnership's structure as of December 31, 2021:

Public Unitholders
Delek US Holdings, Inc.
NYSE: DK
100%
Delek Logistics GP, LLC
(the General Partner)
20.2% interest
(8.8 million units)
Limited partner-common
79.8% interest
(34.7 million units)
Limited partner-common
Non-economic
ownership interest
Delek Logistics Partners, LP
NYSE: DKL
(the Partnership)
Operating Subsidiaries

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
The following map outlines the location of our assets and operations, which are described in greater detail under "—Assets and Operations—Pipelines and Transportation Segment"; "—Assets and Operations—Wholesale Marketing and Terminalling Segment" and "—Assets and Operations—Investments in Pipeline Joint Ventures Segment."

BIG SPRING GATHERING SYSTEM
Big Spring
Midland
Cushing
Hewitt
RED RIVER
Nashville
Brentwood
Knoxville
Memphis
Little Rock
SALA GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Spring
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
Tyler
Longview
RIO
Midland
Rio State Line Terminal
Monroe
Waco
PALINE PIPELINE
Krotz Springs
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Mt. Pleasant
Greenville
Big Sandy
CADDO
Longview
Tyler
Kilgore
Henderson
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Crude Pipeline
Corporate Headquarters
Crude Tank Farm
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
Permian Gathering Assets Acquisition (formerly referred to as the Big Spring Gathering Assets Acquisition)
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Permian Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was comprised of $100 million in cash and 5.0 million common limited partner units. The Permian Gathering Assets are recorded in our pipelines and transportation segment and include crude oil pipelines, approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets. The Permian Gathering Assets Acquisition was considered a transaction between entities under common control. See Note 3 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

5 |

Business
2021 Developments
Sale of Common Units by Delek Holdings
On December 22, 2021, Delek Holdings issued a press release regarding a program to sell up to 434,590 common limited partner units, representing limited partner interests in the Partnership, over the next three months in open market transactions. We will not sell any securities under this program and we will not receive any proceeds from the sale of the securities by Delek Holdings. See Note 12 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
Inflation Adjustments
On July 1, 2021, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing decreased by approximately 0.6%, which was the amount of the change in the FERC oil pipeline index. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 4.4% and the fees that are subject to adjustments using the producer price index increased approximately 2.3%. On January 20, 2022 the FERC revisited the oil index while considering a matter in which neither the Partnership nor Delek Holdings was a party. The FERC reduced the index by approximately 1% ordered affected operators to file new tariffs consistent with the reduction to be effective from and after March 1, 2022.
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

6 |

Business
Assets and Operations
We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, our business consists of three operating segments: (i) pipelines and transportation; (ii) wholesale marketing and terminalling and (iii) investments in pipeline joint ventures. Additional segment and financial information is contained in our segment results included in Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 15, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
A summary of our principal assets, as of December 31, 2021, is provided in the table below and in greater detail under the segment that uses such assets. We believe that our assets are adequate for our operations and adequately maintained.

Our Assets /Facilities
Terminals	10 light product distribution terminals
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system (1)	approximately 900
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	Approximately 10.2 million barrels of active shell capacity
Crude oil storage tanks located at our refineries	various capacities located on-site at Delek Holdings' Tyler, El Dorado and Big Spring refineries
Trucking Assets	264 tractors and 353 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties
(1) The mileage excludes the Midlands Connector System we are currently managing on behalf of Delek Holdings subject to the terms of the DPG Management Agreement. Additionally, in connection with the Decommissioning Project (as defined below under " —Pipelines and Transportation Segment"), we decommissioned approximately 350 miles of gathering lines. See "—Pipelines and Transportation Segment" for additional detail. These gathering lines are included in this number.

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
Liens and Encumbrances
The majority of the assets described in this Annual Report on Form 10-K are pledged under and encumbered by our credit agreement. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Corporate Headquarters
Delek Holdings leases its corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee 37027. The lease is for 54,000 square feet and expires in May 2023. We pay Delek Holdings a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read Items 1 and 2. "Business and Properties—Commercial Agreements—Other Agreements with Delek Holdings."

7 |

Business

Pipelines and Transportation Segment
Our pipelines and transportation segment includes pipelines, trucks and ancillary assets, that provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of the Tyler, El Dorado and Big Spring Refineries. Additionally, this segment provides crude oil gathering and crude oil, intermediate and refined products transportation and storage services to Delek Holdings and third parties. In providing these services, we typically do not take ownership of the products or crude oil that we transport or store; and, therefore, the results of our pipelines and transportation segment are not directly exposed to changes in commodity prices.
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
The following table summarizes information with respect to our pipelines:

Pipeline	Diameter (inches)	Length (miles)	Throughput Capacity (bpd)	Commodity	Associated Refinery	Origin/Termination Point	Third-Party System Connections

El Dorado Assets (1)
Magnolia Pipeline (2)	12, 16	77	68,500	crude oil	El Dorado	Shreveport, LA to Magnolia, AR	ETP/ExxonMobil's LOLA System
Magnolia Station (3)	N/A	N/A	N/A	crude oil	El Dorado	N/A	N/A
El Dorado Pipeline (4)	12	31	22,000	crude oil	El Dorado	Magnolia Station to Delek Holdings' Sandhill Station	N/A
Refined Products Pipeline System (5)
12- inch diesel pipeline	12	8	N/A	diesel	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
10-inch gasoline pipeline	10	8	N/A	gasoline	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
Paline Pipeline System (6)
Longview to Nederland Pipeline (7)	10	195	42,000	crude oil	N/A	Longview, TX to the Phillips 66-operated Beaumont terminal in Nederland, TX	N/A
East Texas Crude Logistics System
Nettleton Pipeline	8, 10	36	25,000	crude oil	Tyler	Tank Farms in Longview, TX to (a) Bullard Junction at the Tyler Refinery, and (b) our other tank farms in Longview, TX	N/A
McMurrey Pipeline System	6, 8, 12	59	24,000	crude oil	N/A	Tank Farms in Longview, TX, runs roughly parallel to the Nettleton Pipeline	N/A
Tyler Assets (8)
Tyler-Big Sandy Product Pipeline (9)
Hopewell Pipeline	8	13	30,000	crude oil	Tyler	Tyler Refinery to Hopewell Station	N/A
Big Sandy Pipeline	8	19	30,000	crude oil	Tyler	Hopewell Station to Big Sandy Station	N/A
Big Spring Logistics Assets (10)
Refined Product Pipeline	6	40	20,000 (11)	refined product	Big Spring	Big Spring, TX to Midland, TX	N/A
Primary crude oil pipeline	Various	20	250,000	crude oil	Big Spring	N/A	N/A
(1) The pipelines in the El Dorado Assets have injection points where crude oil gathered from the El Dorado Gathering System can be injected and then transported to the El Dorado Refinery. The El Dorado Assets also have crude oil storage tanks and facilities ancillary to the operation of the pipeline system. Tankage assets include approximately 150 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels (the "El Dorado Tank Assets"). The El Dorado Assets are

8 |

Business
capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two and are located on property leased from third parties and Delek Holdings.
(2) Third-party pipelines connect to the Magnolia Pipeline near Shreveport, Louisiana, which allows for the receipt of crude oil transported from Longview, Texas.
(3) The Magnolia Station has a storage facility with approximately 230,000 barrels of active shell capacity. It is also where Magnolia and El Dorado Assets and El Dorado Gathering System have origination and destination points, as the case may be.
(4) Upon reaching Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192, a 150,000 barrel capacity storage tank ("Tank 192") or to Tank 120, an 80,000 barrel capacity storage tank ("Tank 120"), which receives heavier asphaltic crudes. At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the El Dorado Gathering System, is routed through Sandhill Station. We own Tank 192 and Tank 120 and lease the underlying ground from Lion Oil under a long-term ground lease.
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
(7) The Longview to Nederland Pipeline includes a three-mile section that runs north from Kilgore, Texas. In addition, a new connection has been installed near Vidor, Texas which connects with a third party pipeline terminating at the Jefferson Energy Terminal in Beaumont, Texas.
(8) The Partnership owns various pipeline and tankage assets that support the Tyler Refinery. These assets include a crude oil storage tank and certain ancillary assets located adjacent to the Tyler Refinery (the "Tyler Crude Tank"). The Tyler Crude Tank has approximately 350,000 barrels of shell capacity and is located on property leased from third parties and Delek Holdings. In addition, we own 96 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels (the "Tyler Tank Assets").
(9) This pipeline runs between the Tyler Refinery and the Partnership's terminal at Big Sandy, Texas. The line consists of two segments: Hopewell Pipeline and the Big Sandy Pipeline. Service on the Tyler-Big Sandy Product Pipeline is not provided to third parties, and is classified as private intrastate carrier service.
(10) Our Big Spring Logistics Assets are located on property leased from third parties and Delek Holdings.
(11) We lease the capacity on this pipeline to Delek Holdings' Big Spring refinery for an annual fee of $0.9 million annually.

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
The table below includes certain operating statistics for our El Dorado Assets and El Dorado Gathering System:

Throughputs (average bpd)
	Year Ended December 31,
	2021	2020	2019
El Dorado Assets:
Crude pipelines (Non-gathered) (1)	65,335	74,179	49,485
Refined Products Pipelines to Enterprise System	48,757	53,702	37,716
El Dorado Gathering System	14,460	13,466	15,325
(1) Excludes crude oil gathered on the El Dorado Gathering System and injected into our El Dorado Assets.

The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

Throughputs (average bpd)
	Year Ended December 31,
	2021	2020	2019
East Texas Crude Logistics System	22,647	15,960	19,927

9 |

Business
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
Our East Texas Crude Logistics System also includes five owned or leased crude oil storage terminals, at which we store crude oil owned by Delek Holdings for the Tyler Refinery. The following table summarizes information with respect to these terminals:

Terminal	Number of Tanks	Active Shell Capacity (barrels)	Shell capacity not in service (barrels)
LaGloria Station	2	450,000	N/A
Nettleton Station (1)	5	220,000	55,000
Bradford Station (1)	2	N/A	65,000
Arp Station	2	55,000	55,000
Big Sandy Station	6	176,000	N/A
(1) The Nettleton Station and the Bradford Station are located on properties that are owned by third parties in which we have leasehold interests.

Permian Gathering Assets
We own a system of common carrier pipelines that primarily gathers and transports crude oil. The Permian Gathering System (formerly referred to as Big Spring Gathering System) (the "Permian Gathering System") includes approximately 200 miles of crude oil gathering and transportation lines with approximately 350,000 bpd capacity located primarily near the Big Spring Refinery in Texas, which provide access to hydrocarbons directly from wellheads located in the Permian Basin.
The table below includes certain operating statistics for our Permian Gathering Assets:

Throughputs (average bpd)
	Year Ended December 31,
	2021	2020	2019
Permian Gathering System (1)	80,285	82,817	—
Plains Connection System (1)	124,025	104,770	—
(1) Throughputs for the year ended December 31, 2020 for the Permian Gathering System and the Plains Connection System are for approximately 275 days we owned the assets following the Permian Gathering Assets Acquisition effective March 31, 2020.

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

10 |

Business

Wholesale Marketing and Terminalling Segment
Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of commodity and refined product prices in our West Texas operations, which depend on many factors, including demand and supply of refined products in the West Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. Effective March 1, 2018, this segment also includes the wholesale marketing and terminalling assets acquired in the Big Spring Logistics Assets Acquisition. See Item 6, Selected Financial Data, of this Annual Report on Form 10-K for additional information. As of December 31, 2021, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery and the Big Spring Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek Holdings. See “Commercial Agreements—Other Agreements with Third Parties—West Texas." Also see Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of our material commercial agreements with Delek Holdings. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2021, 2020 and 2019, we present the results for the period during which we owned the relevant assets, as delineated in any notes accompanying the tables.
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

	Year Ended December 31,
	2021	2020	2019
Sales volumes (average bpd):	68,497	71,182	74,206

West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas.
We own approximately 100 miles of product pipelines in West Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. We purchase products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings shipped product that was produced at the Big Spring Refinery. We completed constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that allows Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2021 at the Abilene and San Angelo terminals associated with our marketing activities. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Abilene, TX (1)	9	363,000	2	15,000
San Angelo, TX	5	93,000	2	15,000
Total	14	456,000	4	30,000
(1) Excludes approximately 47,000 barrels of shell capacity that is out of service.

11 |

Business
The table below details the average aggregate daily number of barrels of refined products, and the margins associated with such products, that we sold in our West Texas wholesale operations for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Throughput (average bpd)	10,026	11,264	11,075
Gross margin (in thousands)	$13,631	$9,775	$17,964
Gross margin per barrel	$3.72	$2.37	$4.44

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
The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2021.

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
(4) See "Pipelines and Transportation Segment—Tyler Assets," " Pipelines and Transportation Segment—El Dorado Gathering System and El Dorado Assets," and "Pipelines and Transportation Segment—Other Pipeline and Transportation Assets" above for a discussion of the storage tanks associated with these terminals. The North Little Rock Terminal, the El Dorado Terminal and tank farm and the Tyler Terminal and tank farm are located on property leased from third parties and Delek Holdings.

The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended December 31,
	2021	2020	2019
Throughput (average bpd):
Tyler, TX	69,284	72,484	75,415
Duncan, OK	30,163	34,214	41,731
El Dorado, AR	12,553	10,334	10,749
Memphis, TN	7,000	9,912	9,671
North Little Rock, AR	6,971	9,033	8,497
Nashville, TN	6,247	5,524	7,207
Mount Pleasant, TX	4,520	4,048	5,402
Big Sandy, TX	1,563	1,702	1,403
Total	138,301	147,251	160,075

12 |

Business

Investments in Pipeline Joint Ventures Segment
The Partnership owns a portion of three joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets, which serve third parties and subsidiaries of Delek Holdings. These investments include the following:

JV Name	Ownership Interest	Description
Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics")	33%	Joint venture that operates a 109-mile crude oil pipeline with a capacity of 145,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas (the "RIO Pipeline")
Caddo Pipeline LLC ("CP LLC")	50%	Joint venture that operates an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline")
Red River Pipeline Company LLC ("Red River")	33%	Joint venture that operates a 16-inch crude oil pipeline between Oklahoma and Texas with prior capacity of 150,000 bpd and increased capacity of 235,000 bpd after completion of the expansion project in October 2020 (the "Red River Pipeline")
The RIO Pipeline which was completed in September 2019 is strategically located to benefit from increased drilling activity in the Delaware Basin area. This pipeline which offers connection to the Midland takeaway pipelines.
The Caddo Pipeline, completed in January 2017, strategically provides essential additional logistics support to nearby refineries with a third crude supply source.
We acquired a 33% ownership stake in Red River in May 2019. The expansion project to increase the crude oil pipeline capacity from 150,000 bpd to 235,000 bpd was completed in October 2020. Delek Holdings is a major shipper on the Red River Pipeline. Following the completion of the expansion project, Delek Holdings increased its crude oil options, increasing the flow of Cushion crude oil into Longview, TX. Strategically, at Longview TX we have access to the Delek Holdings refining system providing ability to reduce dependence on Midland crude oil at Tyler, El Dorado and Krotz Springs, Gulf Coast markets through Paline and other third party pipelines and increases potential WTI Brent exposure with limited cost to the company.

Commercial Agreements
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services to Delek Holdings, including crude oil gathering; crude oil, intermediate and refined products transportation and storage services; and marketing, terminalling and offloading services. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. The initial term of certain of these agreements expired in November 2017. Delek Holdings opted to renew these agreements for subsequent five-year terms expiring in November 2022, and we further extended the term of certain of these agreements through March 2024 in connection with the amended and restated DKL Credit Facility in 2018. In the case of our marketing agreement with Delek Holdings with respect to the Tyler Refinery, the initial term has been extended through 2026. These agreements typically include minimum quarterly volume, revenue or throughput commitments. Fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights. For a discussion of a third party's involvement in certain agreements, see "Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume, throughput or other commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume or amount of the shortfall multiplied or increased by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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

13 |

Business
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
Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement
Pursuant to financing arrangements between Delek Holdings and its subsidiaries, Lion Oil Company, LLC, Lion Oil Trading & Transportation, LLC and Alon USA LP (all hereinafter referred to together as "Delek Holdings"), to which we are not a party, and J. Aron & Company ("J. Aron"), Delek Holdings assigned to J. Aron certain of its rights under our specific terminalling agreements, pipelines, storage and throughput facilities agreements, and asphalt services agreements. Accordingly, even though this is effectively a financing arrangement for Delek Holdings whereby J. Aron holds crude oil and product for Delek Holdings, J. Aron is technically our primary customer under each of these agreements.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the Delek Holdings' Crude Oil and Refined Products Supply and Offtake Agreement.
Major Customers
We are dependent upon Delek Holdings as our primary customer (which includes J. Aron as described in the prior section), and the loss of Delek Holdings as a customer would have a material adverse effect on both of our operating segments. We derive a substantial majority of our contribution margin (defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization) from fee-based commercial agreements with Delek Holdings or as a direct result of its operations.
Delek Holdings, directly or indirectly, accounted for 86%, 89% and 87% of our contribution margin under our commercial agreements with Delek Holdings for the years ended December 31, 2021, 2020 and 2019, respectively. For more information pertaining to these agreements, see "Commercial Agreements." Our other customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.
Delek Holdings, directly or indirectly, accounted for 59.8%, 67.4% and 44.8% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Sunoco, LLC accounted for 5.2%, 5.6% and 14.5% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
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

14 |

Business
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
Working Capital
We primarily fund our business operations from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. Our working capital needs are limited, as we typically do not take ownership of the products or crude oil that we transport or store. For additional information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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

15 |

Business
Investments in Pipeline Joint Ventures
Our Joint Venture entities may compete with other pipeline owners including those affiliated with major integrated petroleum companies in terms of transportation fees, reliability and quality of customer service. Competition in any geographic area is affected significantly by the volume of crude oil gathered and transported, volume of products produced by refineries and the availability of products and cost of transportation to that area from other locations. Due to the strategic location of these pipelines, Delek Holdings is one of the major shippers and customer on certain of the Joint Venture pipelines. During the term of these agreements, the Joint Venture entities do not face any significant competition from third parties. To maintain a competitive advantage during agreement negotiations, the Joint Venture pipelines have to offer competitive transportation fees to Delek Holdings or other related party shippers.
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
If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer satisfied at any point, service on that system may become subject to the FERC tariff filing requirements and other the FERC regulatory requirements for the provision of interstate transportation service.
Department of Transportation
The Pipeline and Hazardous Materials Safety Administration ("PHMSA") of the United States Department of Transportation ("DOT") regulates the design, construction, testing, operation, maintenance, safety and reporting and emergency response of crude oil, petroleum products and other hazardous liquids pipelines and other facilities, including certain tank facilities used in the transportation of such liquids. These requirements are complex, subject to change and, in certain cases, costly with which to comply. We believe our operations are in compliance with these regulations, but cannot assure you that substantial expenditures on our part will not be required to maintain such compliance.

16 |

Business
Moreover, certain of these requirements are difficult to insure adequately, and we cannot assure you that we will have adequate insurance to address costs and damages from any noncompliance.
The United States Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the "Pipeline Safety Act") gives the PHMSA the power to assess penalties of up to $222,504 per violation per day of violation, and up to $2,222,034 for a series of related violations. These amounts are subject to inflation adjustments as well. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We work closely with our industry associations to participate with and monitor PHMSA's efforts.
In January 2017, PHMSA finalized a new regulation that imposes additional responsibilities concerning (i) the operation, maintenance, and inspection of hazardous liquid pipelines; (ii) the reporting of pipeline incidents; (iii) reference standards for in-line pipeline inspection and the direct assessment of stress corrosion cracking; and (iv) other requirements. Additional potential new pipeline regulations have been proposed by PHMSA and we are monitoring these developments to the extent applicable to our operations.
The DOT has additionally issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from a potential attack.
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
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including, but not limited to, the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge, release, and spillage of materials into the environment, waste management practices, pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, saltwells, trucks, and related operations, and such permits and authorizations may be subject to revocation, modification and renewal. Any failure to comply with these laws and permits may raise potential exposure to future claims and lawsuits involving environmental and safety matters as a result of soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we handled, used, released, disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety and permitting requirements. However, there have been, and we expect that there will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required to comply with existing and new requirements, as well as evolving interpretations and enforcement of existing laws and regulations.
Releases of hydrocarbons or hazardous substances into the environment may, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by federal, state, or local authorities under applicable laws or permits or third parties for personal injury, property damage or natural resources damages. See "Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts may directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. See Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of commitments and contingencies related to crude oil releases.
Indemnification
Under the Omnibus Agreement, Delek Holdings has agreed to indemnify us for certain environmental matters associated with the ownership of our assets as specified therein, including matters arising from operations by Delek Holdings at or before the time of our acquisition of these assets from Delek Holdings.
Air Emissions and Climate Change
A number of our operations are subject to the Clean Air Act (the "CAA") and its regulations and comparable state and local statutes. Under these laws, permits may be required before construction can commence on certain new source of air emissions, and operating permits may be required for sources following construction. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional or different emission control technologies. Any such future obligations may

17 |

Business
require us to incur significant additional capital or operating costs. These air emissions requirements also affect Delek Holdings' refineries, from which we receive a substantial portion of our revenues. In the future, Delek Holdings may be required to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Delek Holdings, they may have a material effect on our business and results of operations.
Environmental advocacy groups and regulatory agencies in the United States and other countries have focused considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") and their potential role in climate change. Developments in GHG initiatives that result in GHG-related requirements that disproportionately affect the cost of energy from oil in comparison to competing energy sources may affect demand for our services. Due to the uncertainties surrounding the risks and regulatory framework associated with greenhouse gas emissions, the financial impact of such developments cannot be estimated at this time.
Renewable Fuel Standard
The Energy Independence and Security Act of 2007 ("EISA") was enacted into federal law in December 2007 created the Renewable Fuel Standard - 2 ("RFS-2") rule. RFS-2 requires the amounts of renewable fuel sold or introduced in the United States to increase each year, reaching 36 billion gallons by 2022. Meeting RFS-2 requires displacing increasing amounts of petroleum-based transportation fuels with biofuels. Although Delek Holdings’ refineries are obligated parties under this rule, our entities are not obligated parties and have no requirement to blend specific volumes of renewable fuels. However, the requirements may reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. Alternatively, it may increase demand for our ethanol and biodiesel fuel blending services at our truck loading racks.
Hazardous Substances and Waste
Many of the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into water or soils and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which is also known as Superfund, and comparable state laws, impose liability without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up certain sites to which such substances may have been transported, treated, or disposed. However, we have not been identified as a potentially responsible party at any Superfund-regulated sites by any federal or state agency or any other person.
We also generate small quantities of solid wastes, including solid wastes that are also considered hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), and comparable state laws. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes, including crude oil and refined products wastes. We are not currently required to comply with a substantial portion of the RCRA requirements, because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional solid wastes, which could include solid wastes currently generated during operations, will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements compared to non-hazardous wastes. Any changes in these regulations could increase our, and our competitors’, maintenance, capital expenditures and operating expenses.
We currently own and lease, and Delek Holdings has in the past owned and leased, properties where hydrocarbons are being or have been managed for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we may be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) to clean up contaminated property (including contaminated groundwater), to perform remedial operations to prevent future contamination or to reimburse costs incurred by federal or state agencies or other persons who are allowed to seek such costs under applicable law..
Water
Our operations may result in the discharge of pollutants, including crude oil and refined products. Several of our pipelines and terminals are located near, or cross under or over, environmentally sensitive waters, such as streams, creeks, rivers, lakes and wetlands. The transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions of the Oil Pollution Act of

18 |

Business
1990 (the "OPA"), the Water Pollution Control Act of 1972 (the "Clean Water Act") and related state requirements. These requirements subject owners of covered facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar and, in some cases, more stringent laws.
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
The Clean Water Act also imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Our facilities contract with third parties for wastewater disposal, discharge to local Publicly Owned Treatment Works, or discharge to identify receiving waters under the terms of a National Pollutant Discharge Elimination System permit for wastewater, stormwater or both. In the event regulatory requirements change, or interpretations of current requirements change, and our facilities are required to undertake different wastewater management arrangements, we could incur substantial additional costs. The Clean Water Act imposes substantial potential liability for the violation of permits or permitting requirements and for the costs of removal, remediation, and damages resulting from such discharges. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

19 |

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
•Restrictions in our revolving credit facility and in the respective indentures governing the 2025 and 2028 Notes could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
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
•Our Partnership Agreement restricts the voting rights of certain unitholders owning 20% or more of our common limited partner units.
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
•The COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
Risks Relating to Our Business
Our relationship with Delek Holdings and their financial condition subjects us to potential risks that are beyond our control.
Delek Holdings, directly or indirectly, accounted for approximately 86%, 89% and 87% of our contribution margin for the years ended December 31, 2021, 2020 and 2019, respectively, and is the only customer for a substantial majority of our assets, including but not limited to our assets used to support the Tyler Refinery and the majority of our terminalling assets. In addition, Delek Holdings is, effectively, through supply and offtake agreements with its assignee, the principal customer for our Big Spring Logistics Assets used to support the Big Spring Refinery and our Lion Pipeline System, the Gathering Assets, and our El Dorado, Memphis and North Little Rock terminals. Please see Items 1 and 2. "Business and Properties—Delek Holdings' Crude Oil and Refined Products Supply and Offtake Arrangement." As we expect to continue to derive the substantial majority of our margins from Delek Holdings, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings’ assignees. If Delek Holdings were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek Holdings’ management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek Holdings' obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek Holdings. If Delek Holdings fails to renew these contracts as they come up for renewal, or if Delek Holdings fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated as a result of our performance failure or for any other reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek Holdings’ or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek Holdings and its assignees, including, but not limited to, the following:
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

20 |

Risk Factors
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
The COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic and spread of new variants of the virus could materially adversely affect our business and operations for the foreseeable future. The COVID-19 Pandemic has significantly destabilized beyond and will likely continue to impact worldwide economic and commercial activity, financial markets, and the demand for and prices of oil and gas products for the foreseeable future. In particular, there remains considerable tension in the OPEC-Russia relationship, uncertainty in the global oil markets, substantial global supply chain issues, and significant disruptions in the labor market. These impact of the COVID-19 Pandemic may precipitate a prolonged economic slowdown and recession.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. Conversely, should demand for energy outstrip global supply, commodity prices are likely to rise. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. At times, we have also experienced declines in the supply of inputs thought to be associated with supply chain issues and disruptions in the labor market arising from the effects of the COVID-19 Pandemic. There can be no assurance as to how long the current uncertainty will persist or that a recurrence of price weakness will not arise in the future.
The COVID-19 Pandemic has resulted in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel, and reducing capital expenditures. We may take further actions as required by government authorities or that we determine are in the best interests of our contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to successfully execute our business operations could be adversely impacted. In addition, while we have not recorded any goodwill impairment to date, the continued effects of the COVID-19 Pandemic could result in impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material.
The full impact of the ongoing COVID-19 Pandemic is unknown and continues to rapidly evolve. It is difficult to predict how significant the impact of the COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic, an additional regional or global disease outbreak, and any responses to such events, will be on the U.S. and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of the COVID-19 Pandemic, the evolving governmental and private sector actions to contain the pandemic or treat its health, economic, and other impacts, and the timing and effectiveness of the ongoing rollout of currently available vaccines.
The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and disputes between the members of OPEC+.
To the extent COVID-19 and the developments in the global oil markets adversely affects our business, financial condition, results of operation and liquidity, they may also have the effect of heightening many of the other risks described below.

21 |

Risk Factors
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
These risks could result in substantial losses due to personal injury and/or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our assets and facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Delek Holdings’ refining operations, on which our operations are substantially dependent and over which we have no control, are subject to these and other operational hazards and risks inherent in refining crude oil. A significant accident or event, such as described above at Delek Holdings’ facilities, could damage or destroy our assets, expose us to significant liability and affect Delek Holdings’ ability and/or obligation to satisfy the minimum volume commitments under our commercial agreements with Delek Holdings, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

22 |

Risk Factors
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

23 |

Risk Factors
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
Further, certain of our pipeline facilities are subject to the pipeline safety regulations of the PHMSA. The PHMSA regulates the design, construction, testing, operation, maintenance, reporting and emergency response of crude oil, petroleum products and other hazardous liquid pipeline facilities.
The PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for hazardous liquids pipelines located where a leak or rupture could affect “high consequence areas” that are populated or environmentally sensitive areas, although recent rulemaking is extending certain requirements beyond high consequence areas. The PHMSA has also issued regulations that subject certain rural low-stress hazardous liquids pipelines to the integrity management requirements. The integrity management regulations require operators, including us, to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•maintain processes for data collection, integration and analysis;
•repair and remediate pipelines as necessary; and
•implement preventive and mitigating actions.
The PHMSA also carries out the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the "2011 Pipeline Safety Act"), which increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, imposed new emergency response and incident notification requirements and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The Protecting our Infrastructure of Pipelines and Enhancing Safety Act (the "PIPES Act") was finalized in 2016, reauthorizing the PHMSA’s pipeline safety programs through 2019 and directing PHMSA to complete unfinished mandates of the 2011 Pipeline Safety Act. The PIPES Act of 2020 was enacted on December 27, 2020 and reauthorizes the U.S. federal pipeline safety program after the PIPES Act of 2016 expired on September 30, 2019.
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

24 |

Risk Factors
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

25 |

Risk Factors
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

26 |

Risk Factors
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
To partially mitigate the risk of various financial exposures inherent in our business, including commodity price risk and interest rate risk on our floating rate debt, we selectively use derivative financial instruments, such as fuel-related derivative transactions, and may use interest rate swaps and interest rate cap agreements. In connection with such derivative transactions, we may be required to make payments to maintain margin accounts and to settle the contracts at their value in accordance with their terms and upon termination. The maintenance of required margin accounts, and the settlement of derivative contracts, could cause us to suffer losses or limit gains. In particular, derivative transactions could expose us to the risk of financial loss upon unexpected or unusual variations in the sales price of wholesale gasoline and diesel relative to the derivative instrument. We cannot assure you that the strategies underlying these transactions will be successful. If any of the strategies we utilize to manage our exposure to various types of risk is not effective, we may incur losses.
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
One of our business strategies is to evaluate and make capital investments to expand our existing asset base through the development and construction of new or expanded assets. At the same time, we also will need to devote significant resources to maintaining our asset base. However, in developing or maintaining such assets, we may experience unanticipated increases in the cost, scope and completion time for our construction or maintenance and repair projects. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, labor expense may exceed our expectations. Moreover, pipeline construction projects requiring federal approvals are generally subject to environment review requirements under the National Environmental Policy Act and must also comply with other natural resources review requirements imposed pursuant to the Endangered Species Act, the National Historic Preservation Act and other federal and state laws and regulations and potential permitting requirements. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines. In addition, the benefits we realize from completed projects may take longer to realize and/or be less than we anticipated. Our inability to complete and/or realize the benefits of construction and/or maintenance projects in a cost-efficient and timely manner could have a material adverse effect on our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to our unitholders.
A shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
Our future success depends to a large extent on the services of our, and our general partner's senior executives and other key employees and the same is true of Delek Holdings and its senior executives and key employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including engineering, accounting, business operations, finance and other key back-office and mid-office personnel, or those of Delek Holdings that we rely upon. Furthermore, our operations require skilled and

27 |

Risk Factors
experienced employees with proficiency in multiple tasks. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resigns or becomes unable to continue in his or her present role and is not adequately replaced, either by us or Delek Holdings, our business operations could be materially adversely affected.
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
In our West Texas wholesale marketing business, we sell refined products that we purchase from Delek Holdings and unaffiliated third parties. The prior contract under which we purchased the majority of the products we sold in West Texas expired in December 2017. We are now purchasing the majority of product we sell in West Texas from Delek Holdings. The remainder of the barrels we sell in West Texas are spot purchased from various suppliers or refiners. We could experience an interruption or reduction in the supply or delivery of refined products if our suppliers, the refineries who supply us or our suppliers, or the pipelines that deliver that product partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events, such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, the COVID-19 Pandemic, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. An interruption or reduction in the volume of refined products supplied to our wholesale business could adversely affect our sales and profitability.
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

28 |

Risk Factors
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
Restrictions in our revolving credit facility and in the respective indentures governing the 2025 Notes and 2028 Notes could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our revolving credit facility and the respective indentures governing the 2025 Notes and 2028 Notes contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could limit our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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
Similarly, the respective indentures governing the 2025 Notes and 2028 Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) make distributions, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose or assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates.
The provisions of our revolving credit facility and of the respective indentures governing the 2025 Notes and 2028 Notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the indentures governing the 2025 Notes and 2028 Notes could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest and certain other indebtedness and other outstanding amounts, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under the revolving credit facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The revolving credit facility and the respective indentures governing the 2025 Notes and 2028 Notes also have cross-default provisions that would apply to certain other indebtedness we may have.
Our debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2021, we had approximately $908.0 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the respective indentures governing the 2025 Notes and 2028 Notes. Our level of debt could have important consequences to us, including the following:
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

29 |

Risk Factors
Transportation on certain of our pipelines is subject to federal or state regulation, and the imposition and/or cost of compliance with such regulation could adversely affect our operations and cash flows available for distribution to our unitholders. In addition, certain of our other contracts are eligible for fee increases tied to other inflationary indexes, which could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
Certain of our pipelines provide services subject to regulation by the FERC and/or state regulators. The FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. The FERC's primary rate-making authority is currently price-indexing; if the methodology changes, the new methodology may result in tariffs that generate lower revenues and cash flows. The indexing method annually adjusts the maximum rate for a given transportation service based on a percentage change in the producer price index for refined goods and is not based on pipeline-specific costs. If the index in a given year results in an increase in the applicable rate ceiling, pipelines are allowed to raise rate to the new ceiling. If the index in a given year results in a decrease in the applicable rate ceiling, we will be required to reduce our rates that are based on the FERC's price indexing methodology if they exceed the new maximum available rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC's rate-making methodologies may limit our ability to set rates based on our true costs or may delay the use of rates that reflect increased costs. Any of the foregoing could adversely affect our revenues and cash flows. We note that the FERC index has been set at a level for the period from 2021-2025 that is lower than that which was in effect from 2016-2021; this is likely to result in lower annual rate increases, where there are increases permitted, for the coming period for our transportation rates that are subject to the FERC index for annual adjustments, compared to the previous five-year period, and has in the past and may in the future require us to decrease our interstate transportation rates to comply with the reduced ceiling level.
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
The FERC can order new rates to take effect prospectively and order refunds for past rates that exceed the just and reasonable level for time periods up to two years prior to the date of a complaint. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues. In addition, the FERC issued a final order on March 15, 2018 (Docket No. PL17-1-000) in which the FERC found that an impermissible double recovery results from granting a Master Limited Partnership pipeline, such as the Partnership, both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. Accordingly, the FERC revised its policy and no longer permits an MLP to recover an income tax allowance in its cost of service. These changes could require us to change our rate design and potentially lower our rates if they are challenged on a cost of service basis. The FERC also regulates the terms and conditions of service, including access rights, for interstate transportation on common carrier pipelines subject to its jurisdiction.
While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not, at some point, assert that some or all of the transportation service we provide that is not currently subject to our FERC tarrifs is within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by the FERC. If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to the FERC tariff filing requirements and other regulatory requirements for the provision of transportation service. If we file tariffs, we may be required to provide a cost justification for the transportation charge. We would also be required to provide service to all prospective shippers making reasonable requests for service without undue discrimination and to operate in a manner that does not provide any undue preference to shippers. The rates under such tariffs may be insufficient to allow us to recover fully our cost of providing service on the affected pipelines, which could adversely affect our business, financial condition and results of operations.
In addition, regulation by the FERC may subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas, Louisiana and Oklahoma. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing of transportation without discrimination. In Oklahoma, oil and gas companies engaged in transporting oil or gas by pipeline within the state operate as common carriers, and are not permitted to engage in unlawful discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.

30 |

Risk Factors
The Federal Trade Commission, the FERC and the Commodity Futures Trading Commission ("CFTC") hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil or other energy commodities, and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations and financial condition.
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
Further, the administrator for LIBOR ceased publishing one-week and two-month U.S. dollar LIBOR at the end of 2021 and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate ("SOFR"), that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgement of submitting panel members. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the

31 |

Risk Factors
possibility of SOFR as the dominant replacement. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
Fixed rate debt, such as the 2025 Notes and 2028 Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates.
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
If we are unable to make investments in joint ventures or acquisitions on economically acceptable terms, our future growth could be limited, and any investments or acquisitions we may make may negatively impact our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions or invest in joint ventures that result in an increase in cash flow. If we are unable to make acquisitions from Delek Holdings or third parties or invest in joint ventures, because we are unable to identify attractive acquisition or project candidates or negotiate acceptable purchase contracts, or if we are unable to obtain financing for these acquisitions or investments on economically acceptable terms, or if we are outbid by competitors or if we or the seller are unable to obtain any necessary consents, our future growth and ability to increase distributions to unitholders may be limited. Furthermore, even if we do consummate acquisitions or investments in joint ventures that we believe will be accretive, they may in fact result in a decrease in cash flow. Any acquisition or investment involves potential risks, including, among other things:
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
The expansion of existing assets and construction of new assets, including through joint venture investments, may not result in revenue increases and will be subject to regulatory, environmental, political, legal, economic and other risks, which could adversely affect our financial condition, results of operations, cash flows, ability to service our indebtedness and ability to make distributions to unitholders.
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

32 |

Risk Factors
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
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. At the international level, in April 2016, the U.S. became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. After beginning the process to withdraw from participation in the Paris Agreement in 2017, in 2021 the U.S. rejoined the Paris Agreement. The adoption and implementation of new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
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
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, by environmental activists, proponents of the international Paris Agreement, and foreign citizenry concerned about climate change. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

33 |

Risk Factors
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
In 2010, the EPA and the National Highway Transportation Safety Administration ("NHTSA") finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. During 2016, the EPA conducted a mid-term evaluation of progress in meeting vehicle GHG standards and in January 2017 the EPA issued a determination to maintain the current GHG emissions standards for model year (MY) 2022-2025 vehicles, but that action was subsequently withdrawn on April 13, 2018. In March 2017, EPA announced its decision to reopen the mid-term evaluation process and reconsider the January 2017 determination. As a result, GHG emissions standards for MY 2022-2025 vehicles remain uncertain. In August 2016, the EPA and the NHTSA jointly finalized standards for medium- and heavy-duty vehicles regulating fuel efficiency and carbon pollution. On August 10, 2021, the NHTSA proposed to amend the CAFE standards previously published in 2020 (for model years 2024-2026) to increase the stringency at a rate of 8% a year, rather than the 1.5% set previously. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek Holdings’ refineries, which could adversely impact our business, results of operations and cash flows.
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
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. These activities could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our common limited partner unit price and access to capital markets.
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
Acts of terror or sabotage, threats of war, armed conflict or war may hinder or prevent us from conducting our business.
Acts of sabotage or terrorist attacks (including cyber-attacks) in the U.S., as well as events occurring in response to or in connection with them, including political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals) may be at greater risk of future terrorist attacks than other possible targets in the U.S. In addition, the State of Israel, where Delek Holdings Group, the former parent company of Delek Holdings, is based, has suffered armed conflicts and political instability in recent years. We may be more susceptible to a direct attack as a result of our connection to Israel.
A direct attack on our assets, or the assets of others used by us, could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty surrounding new or continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, any terrorist attack, armed conflict, war or political

34 |

Risk Factors
instability in the significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our petroleum product marketing operations. The long-term impacts of terrorist attacks and the threat of future terrorist on the energy transportation terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
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
Legislative and regulatory measures could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and certain rules and regulations promulgated by the CFTC, the SEC, and other governmental bodies may have a material adverse effect on our ability to hedge our exposure to commodity prices, interest rates and other risks to the extent that we use derivatives to do so.
We rely on information technology in our operations, and any material failure, inadequacy, interruption, cyber-attack or security failure of that technology could harm our business.
We rely on information technology across our operations, including in the monitoring of the movement of petroleum through our pipelines and terminals and of various other processes and transactions. We utilize information technology systems and controls throughout our operations to capture accounting, technical and regulatory data for subsequent archiving, analysis and reporting. Disruption, failure, or cyber security breaches affecting or targeting our computer and telecommunications, our infrastructure, or the infrastructure of our cloud-based IT service providers may materially impact our business and operations. An undetected failure of these systems, because of power loss, unsuccessful transition to upgraded or replacement systems, unauthorized access or other cyber breach or attack could result in disruption to our business operations, access to or disclosure or loss of data and/or proprietary information, personal injuries and environmental damage, which could have an adverse effect on our business, reputation, and effectiveness. We could also be subject to resulting investigation and remediation costs as well as regulatory enforcement of private litigation and related costs, which could have a material adverse impact on our cash flow and results of operations.
We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information.
The implementation of social distancing measures and other limitations on the workforce of our affiliates in response to the COVID-19 Pandemic have necessitated portions of the workforce of our affiliates switching to remote work arrangements. The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not, to our knowledge, resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. We could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.

35 |

Risk Factors
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.
Our business could be adversely impacted as a result of Delek Holdings’ and our general partner’s failure to retain or attract key talent.
We are dependent on the services of Delek Holdings’ and our general partner’s employees. Their failure to retain or attract key talent with specific capabilities could interfere with our ability to execute our business strategy, and could diminish our ability to execute and integrate strategic transactions. As a result, our ability to remain competitive in our industry sector and/or to operate effectively could be adversely impacted.
Evolving employee preferences and values, inflationary pressures, shortages in the labor market, increased employee turnover, and changes in the availability of workers could make it more difficult for Delek Holdings and our general partner to retain or attract key talent and could increase their labor costs, which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
Inflation, and other factors, could increase Delek Holdings’ and our general partner’s costs of providing employee benefits. Their failure, or any perceived failure to provide such benefits, could impact our competitive position, which could in turn negatively affect our liquidity, business, financial condition and results of operations.

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

37 |

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

38 |

Risk Factors
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

39 |

Risk Factors
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
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 18, 2022, Delek Holdings owned 79.2% of our outstanding common limited partner units.
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
As of February 18, 2021, Delek Holdings held 34,452,148 common limited partner units. In addition, we have agreed to provide Delek Holdings with certain registration rights on a portion of these units. We have filed a shelf registration statement with the SEC for the re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units. We will not receive any proceeds from the sale of these units by Delek Holdings. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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

40 |

Risk Factors
Our general partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 85% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. The ownership threshold will drop to 80% automatically if the ownership of common units by our general partner and its affiliates falls below 77% of the outstanding common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 18, 2022, Delek Holdings owned 34,452,148 common limited partner units, or 79.2% of our total outstanding common limited partner units.
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
Our common limited partner units are listed on the New York Stock Exchange (the "NYSE"). Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish and maintain a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders may not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
Tax Risks to Common Unitholders
The tax treatment of publicly traded partnerships or an investment in our common limited partner units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common limited partner units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, such as with the "Clean Energy for America Act", which is similar to legislation that was commonly proposed during the Obama Administration. If successful, such a proposal could eliminate the qualifying income exception to the treatment of publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any changes or proposals will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common limited partner units.
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

41 |

Risk Factors
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
Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income or franchise taxes, and other forms of taxation. Imposition of such additional tax on us by a state will reduce the cash available for distribution to our unitholders. Our Partnership Agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the target distribution amounts may be adjusted to reflect the impact of that law on us.
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
A unitholder's share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance and certain transactions in which we might engage, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder's ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act (the "Tax Reform Act"), the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity's "adjusted taxable income", which is generally taxable income with certain modifications. If the limit applies, a unitholder's taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
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

42 |

Risk Factors
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

43 |

Risk Factors
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Reform Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income.

44 |

Risk Factors

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

45 |

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were four holders of record of our common units held by the public as of February 18, 2022. In addition, as of February 18, 2022, Delek Holdings and its affiliates owned 34,452,148 of our common units. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of historic cash distributions.
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

ITEM 6. [RESERVED]

46 |

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
Effective December 20, 2021, Delek Holdings announced a program to sell certain common limited partner units representing limited partner interests in the Partnership. See Note 12 to our consolidated financial statements Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
On May 24, 2021, the Partnership and its wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") issued $400.0 million in aggregate principal amount of the Issuers’ 7.125% Senior Notes due 2028 (the “2028 Notes”), along with the related guarantees of the 2028 Notes. See Note 11 to our consolidated financial statements Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
In May 2021, we executed an exclusive supply and strategic relationship agreement with Baker Petrolite LLC (an affiliate of Baker Hughes Company) ("Baker"). See "2021 Developments" for further details.
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

47 |

Management's Discussion and Analysis
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
•significant operational, investment or other changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions;
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

48 |

Management's Discussion and Analysis
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
U.S. economic activity was on a recovery trend during the year ended December 31, 2021. The spike in number of new cases due to new COVID-19 variants, with most recent cases related to the Omicron variant, dampened the expectations of some economists regarding economic recovery and increasing demand for oil. For example, due to travel restrictions put in place as a result of Omicron, the global oil demand forecast for 2022 was originally revised down by analysts. However, the wave of infections related to the Omicron variant appears to be less severe and potentially of shorter duration than prior waves. Consequently, tailwinds in the midstream industry remained intact, with most industry players providing solid performance in 2021 supported by a macro recovery in the oil and gas industry and positive company-level developments. U.S. oil production, crucial to midstream industry performance, has been steadily rising amid higher crude oil prices and positive general economic sentiments. However, we remain subject to heightened levels of uncertainty and increased risks related to the on-going impact of the COVID-19 Pandemic, with possible increase in new infection rates and the spread of new variants of the virus, which could have a negative impact oil demand and production. Most of the COVID-19 Pandemic related restrictions imposed in the prior year have been eased, major airlines have resumed their flights, motor vehicle use continues to increase and government vaccination campaigns continue. The economic recovery has in turn resulted in increased demand and market prices for crude oil and other products, particularly refined petroleum products that we receive revenue for transporting and storing. It has also resulted in an increase in demand and sales volumes in our wholesale marketing business. Although we expect the direct effects from the Pandemic on U.S. oil consumption to continue to decrease, some consumption patterns may be more lasting, including increased working from home and changes in travel behavior, which could limit growth in gasoline and jet fuel consumption. Furthermore, as of December 31, 2021, the COVID-19 Pandemic and the spread of new variants of the virus, continues to cause significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Therefore, there is continued uncertainty about the duration and future impact of the COVID-19 Pandemic. Additionally, increased infection rates could impact our logistics operations, particularly in high-infection states, if our corporate employees seconded by Delek Holdings to work for the Partnership are personally affected by the illness, both through direct infection and quarantine procedures.
Increasingly unstable environmental conditions and spontaneous extreme weather events are making it costlier and more difficult for oil and gas companies to operate in certain environments. Consequently, climate-change, and related current and proposed regulations, is directly and indirectly hitting industry bottom lines globally and in specific geographic areas where we operate. Current and proposed climate-change and environmental regulations, laws and government policies affect where and how companies invest, conduct their operations and formulate their products and, in some cases, limit their profits directly. We remain committed to complying with all regulations, laws and government policies designed to curb the growing climate-change crisis. The current and future impact of climate-change and compliance initiatives to our logistic operations remain uncertain.
During the year ended December 31, 2021, our West Texas wholesale marketing business, many of our pipeline and transportation customers, and customers of our joint venture entities, experienced an increase in demand and pricing due to the resumption of some economic activities as discussed above. The impact of this positive trend was netted by the reduced volumes during the severe freezing conditions experienced in February 2021. Our pipelines and transportation revenue streams and revenue streams of our joint venture entities were largely protected by minimum volume commitments under existing throughput contracts with customers during the current and prior periods, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. Our management continues to monitor the COVID-19 infections in the communities around our company locations, the impact on our operations and whether there is a need to update our remote policies and quarantine protocols. We continue to be exposed to risk from our suppliers and customers who are facing similar challenges.
To the extent that uncertainties related to the COVID-19 Pandemic and climate-change have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles, we have considered them in the preparation of our consolidated financial statements for the year ended December 31, 2021, which are included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

49 |

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
•Adopting remote working where possible. Where on-site operations are required, appropriate safety precautions taken; and
•Working with our corporate employees seconded by Delek Holdings to work for the Partnership to implement other site-specific precautionary measures to reduce the risk of exposure.
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
See also 'Risk Factors' in Part I, Item 1A. of this Annual Report on Form 10-K for further discussion of risks associated with the COVID-19 Pandemic and climate-change.
Our Reporting Segments and Assets
Our business consists of three reportable segments:

Pipelines and Transportation
The assets and investments in our pipelines and transportation segment consist of pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we typically do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

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

Investments in Pipeline Joint Ventures
The Partnership owns a portion of three joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets, which serve third parties and subsidiaries of Delek Holdings.
2021 Developments
Sale of Common Units by Delek Holdings
On December 22, 2021, Delek Holdings issued a press release regarding a program to sell up to 434,590 of its common limited partner units, representing limited partner interests in the Partnership, over the next three months in open market transactions. We will not sell any securities under this program and we will not receive any proceeds from the sale of the securities by Delek Holdings. See Note 4 to our accompanying consolidated financial statements for additional details.
Inflation Adjustments
On July 1, 2021, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing decreased by approximately 0.6%, which was the amount of the change in the FERC oil pipeline index. On January 20, 2022 the FERC reduced the index by approximately 1%

50 |

Management's Discussion and Analysis
and ordered affected operators to file new tariffs consistent with the reduction to be effective from and after March 1, 2022. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 4.4% and the fees that are subject to adjustments using the producer price index increased approximately 2.3%. See "Part 1—Items 1 and 2. Business and Properties—Company Overview—2021 Developments" for further details.
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
Business Strategies
Our objectives are to maintain stable cash flows and to grow the quarterly distributions paid to our unitholders over time. We are focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures, enhancing our existing systems and lowering our carbon footprint. While we will continue to evaluate ways to provide Delek Holdings with logistics services, our emphasis will be to increase the logistics services that we offer to third parties. We intend to achieve these objectives through the following business strategies:
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

51 |

Management's Discussion and Analysis
•Lowering Our Carbon Footprint. We seek to grow our business whilst staying conscious of and minimizing the negative environmental impact. We will continue investing in cutting edge technologies that will reduce our carbon emissions as we achieve our growth objectives and sustainably improve unitholder returns. We expect to achieve this objective through ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns.
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
■EBITDA and distributable cash flow (as such terms are defined below)
■net income of joint ventures

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

Contribution Margin per Barrel
Because we do not allocate general and administrative expenses by segment, we measure the performance of our segments by the amount of contribution margin as generated in operations, except for the investments in pipeline joint ventures segment. Contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.
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

52 |

Management's Discussion and Analysis
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

Financing
The Partnership paid a cash distribution to its unitholders at a distribution rate of $0.975 per unit for the quarter ended December 31, 2021 ($3.90 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
How We Evaluate Our Investments in Pipeline Joint Ventures
We make strategic investments in pipeline joint ventures generally when it provides an economic benefit in terms of pipeline access we can use for our existing or future customers and when we expect a rate of return that meets our internal investment criteria. Our existing investments in pipeline joint ventures all provide a combination of strategic benefit and return on investment. The strategic benefit for each is described below:
•The RIO Pipeline is positioned in the Delaware basin and benefits from drilling activity in the area, while also offering producers and shippers connections to Midland, Texas takeaway pipelines;
•The Caddo Pipeline provides crude oil logistics connectivity for shippers from Longview, Texas area to Shreveport, Louisiana area; and
•The Red River Pipeline provides crude oil transportation and optionality from Cushing, Oklahoma to Longview, Texas area and connectivity to our Caddo JV along with DKL Paline pipeline for access to Gulf Coast markets. It also has additional expansion optionality.
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
During the three months and year ended December 31, 2021, the U.S. economic activity continued its recovery path resulting in increases in consumption and demand for crude oil and refined products, although heightened uncertainty still remains due to the on-going COVID-19 Pandemic and the spread of new variants of the virus. Compared to the three months and year ended December 31, 2020, where reduced demand for crude oil and refined products related to the COVID-19 Pandemic, combined with production increases from OPEC+, had led to a significant reduction in crude oil prices, crude oil prices during the three months and year ended December 31, 2021 were steadily increasing.

53 |

Management's Discussion and Analysis
The price of oil (WTI Cushing) closed at $76.99 per barrel on December 31, 2021, $28.47 per barrel higher than on December 31, 2020. The opening January 2021 price of oil (WTI Cushing) was $47.62, increased to $61.45 beginning April 2021 and reached a high of $84.65 per barrel on October 26, 2021. Due to the sustained increase in oil prices, during the three months and year ended December 31, 2021, we experienced improved margins in the West Texas area, and better throughput for our assets with improved gross margins, when compared to the same period in 2020. We remain positively cautious about the recovery in demand and price of crude oil as it is not without volatility. The COVID-19 Pandemic, future OPEC+ decisions, global geopolitical and economic uncertainty continue to contribute to volatility in the financial and commodity markets. Our exposure to crude oil production, demand and commodity price fluctuations in our pipelines and transportation segment and our joint venture entities was limited due to minimum volume commitments under existing throughput contracts with customers, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. We believe we are strategically positioned, in these tougher market conditions to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, demand for refined products from our West Texas operations to industries that support crude oil exploration and production was subdued during the year ended December 31, 2021 due to the impact of the COVID-19 Pandemic leading to lower demand and sales of refined products and remained largely depressed during most of 2020. As discussed above, the U.S. economic activity is recovering and demand for and prices of crude oil and related refined products increased during the year ended December 31, 2021 as consumption of oil increased spurred by easing of COVID-19 related restrictions. Although we expect the direct effects from the Pandemic on U.S. oil consumption to decrease, some consumption patterns may be more lasting, including increased working from home and changes in travel behavior, which could limit growth in gasoline and jet fuel consumption.
See chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods during the years ended December 31, 2021 and 2020.

Also, the volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods during the years ended December 31, 2021 and 2020.

54 |

Management's Discussion and Analysis

55 |

Management's Discussion and Analysis
Our West Texas operations can benefit from RINs that are generated by ethanol blending activities. As a result, changes in the price of RINs can affect our results of operations. The RINs we generate are sold primarily to Delek Holdings at market prices. We sold approximately $10.3 million and $3.4 million of RINs to Delek Holdings during the years ended December 31, 2021 and 2020, respectively. See below for the high, low and average prices of RINs for each of the quarterly periods during the years ended December 31, 2021 and 2020.

All of these factors are subject to change over time. As part of our overall business strategy, management considers aspects such as location, acquisition and expansion opportunities and factors impacting the utilization of the refineries (and therefore throughput volumes), which may impact our performance in the market.

56 |

Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures include:

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
We believe that the presentation of EBITDA and distributable cash flow provide information useful to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other partnerships in our industry, our definitions of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other partnerships, thereby diminishing their utility. See below for a reconciliation of EBITDA and distributable cash flow to their most directly comparable U.S. GAAP financial measures.
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow (which are defined above) to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.

Reconciliation of net income to EBITDA (in thousands)	Year Ended December 31,
	2021	2020
Net income	$164,822	$159,256
Add:
Income tax expense	153	223
Depreciation and amortization	42,770	35,731
Amortization of customer contract intangible assets	7,211	7,211
Interest expense, net	50,221	42,874
EBITDA	$265,177	$245,295

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$275,162	$193,016
Changes in assets and liabilities	(51,429)	19,777
Distributions from equity method investments in investing activities	8,774	2,741
Non-cash lease expense	(9,652)	(6,075)
Maintenance and regulatory capital expenditures (1)	(8,232)	(1,296)
Reimbursement from Delek Holdings for capital expenditures (2)	1,913	263
Accretion of asset retirement obligations	(461)	(427)
Deferred income taxes	(353)	(401)
Other operating income, net	59	66
Distributable cash flow	$215,781	$207,664

(1)
Maintenance and regulatory capital expenditures represent cash expenditures (including for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples include expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

(2)
For the years ended December 31, 2021 and 2020, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).

57 |

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
Consolidated Results of Operations - Comparison of the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
The following table presents a summary of our consolidated results of operations and our segment operating performance for the years ended December 31, 2021 and December 31, 2020 (in thousands). The discussion of the year-over-year changes immediately following presents the consolidated results of operations for the year ended December 31, 2021. A detailed discussion of the fiscal 2020 year-over-year changes can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K filed on March 1, 2021.

Consolidated
	Year Ended December 31,
	2021	2020
Net revenues:
Affiliate	$418,826	$382,666
Third-Party	282,076	180,752
Total Consolidated	700,902	563,418
Cost of materials and other	384,409	269,094
Operating expenses (excluding depreciation and amortization presented below)	60,735	56,279
Contribution margin	255,758	238,045
General and administrative expenses	22,545	22,587
Depreciation and amortization	42,770	35,731
Other operating expense, net	(59)	(66)
Operating income	$190,502	$179,793
Interest expense, net	50,221	42,874
Income from equity method investments	(24,575)	(22,693)
Other (income) expense, net	(119)	133
Total non-operating expenses, net	25,527	20,314
Income before income tax expense	164,975	159,479
Income tax expense	153	223
Net income attributable to partners	$164,822	$159,256

Net Revenues
Net revenues increased by $137.5 million, or 24.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by the following:
•increased revenues associated with agreements executed in connection with the Permian Gathering Assets (formerly referred to as the Big Spring Gathering Assets Acquisition) and the Trucking Assets acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 3 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information;
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020; and
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.78 per gallon and $0.83 per gallon, respectively; and
◦the volume of gasoline and diesel sold decreased by 10.5 million gallons and 8.8 million gallons, respectively.
Such increases were partially offset by the following:
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments during the year ended December 31, 2021 when compared to the year ended December 31, 2020; and

58 |

Management's Discussion and Analysis
•decreases in throughputs at the Paline Pipeline due to scheduled pipeline maintenance.

Cost of Materials and Other
Cost of materials and other increased by $115.3 million, or 42.9%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.83 per gallon and $0.80 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 10.5 million gallons and 8.8 million gallons, respectively.

Operating Expenses
Operating expenses increased by $4.5 million, or 7.9%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs due to higher natural gas prices; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

General and Administrative Expenses
The changes in general and administrative expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 were immaterial.

Depreciation and Amortization
Depreciation and amortization increased by $7.0 million, or 19.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Permian Gathering Assets Acquisition; and
•higher asset additions in the current year compared to prior year as some projects which had been temporarily suspended when COVID-19 induced liquidity conservation were commenced.

Interest Expense
Interest expense increased by $7.3 million, or 17.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•higher fixed rate interest on the new 2028 Notes issued during second quarter of 2021 compared to our floating interest rates under the DKL Credit Facility;
•increased borrowings under the DKL Credit Facility as a result of our Permian Gathering Assets Acquisition, the Trucking Assets Acquisition and the IDR Restructuring Transaction; and
•partially offset by a decrease in floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Income from equity method investments increased by $1.9 million, or 8.3%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increase in income from our Red River equity method investment due to higher throughput volumes and resulting revenue increases; and
•partially offset by decrease in income from Caddo and Rio equity method investments and lower income from our equity method investments in the first quarter of 2021 due to lower volumes as the impact of the February 2021 severe freezing conditions was pervasive across all of our equity method investments' pipeline systems. The Rio equity method investment income was also impacted by a major customer contract termination during the third quarter of 2021, resulting in lower revenues for the year.

59 |

Management's Discussion and Analysis
Operating Segments
We review operating results in three reportable segments: (i) pipelines and transportation; (ii) wholesale marketing and terminalling; and (iii) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 15 to our accompanying consolidated financial statements. Segment contribution margin is defined as follows:

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
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the El Dorado Tank Assets and El Dorado Rail Offloading Racks
•the Tyler Tank Assets and Tyler Crude Tank
•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines and storage assets acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Permian Gathering Assets Acquisition
•assets acquired in the Trucking Assets Acquisition
In addition to these operating systems, we own or lease 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
The following table and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the years ended December 31, 2021 and 2020. A detailed discussion of the fiscal 2020 year-over-year changes can be found in Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K filed on March 1, 2021.

Pipelines and Transportation
	Year Ended December 31,
	2021	2020
Net Revenues:
Affiliate	$271,033	$233,873
Third-Party	16,612	17,596
Total Pipelines and Transportation	287,645	251,469
Cost of materials and other	59,821	45,934
Operating expenses (excluding depreciation and amortization)	43,818	42,267
Segment contribution margin	$184,006	$163,268

Throughputs (average bpd)
	Year Ended December 31,
	2021	2020
El Dorado Assets:
Crude pipelines (non-gathered)	65,335	74,179
Refined products pipelines to Enterprise Systems	48,757	53,702
El Dorado Gathering System	14,460	13,466
East Texas Crude Logistics System	22,647	15,960
Permian Gathering System (1)	80,285	82,817
Plains Connection System (1)	124,025	104,770
(1) Throughputs for the Permian Gathering System (formerly known as the Big Spring Gathering System) and the Plains Connection System are for approximately 275 days we owned the assets following the Permian Gathering Assets Acquisition effective March 31, 2020.

60 |

Management's Discussion and Analysis
Operational Comparison of the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
Net revenues for the pipelines and transportation segment increased by $36.2 million, or 14.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increased revenues associated with agreements executed in connection with the Permian Gathering Assets Acquisition and the Trucking Assets Acquisition, which were effective March 31, 2020 and May 1, 2020, respectively. See Note 3 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information;
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020, during the year ended December 31, 2021 when compared to the year ended December 31, 2020; and
•partially offset by decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments and decreases in throughputs at the Paline Pipeline due to scheduled pipeline maintenance during the year ended December 31, 2021 when compared to the year ended December 31, 2020.

Cost of Materials and Other
Cost of materials and other for the pipelines and transportation segment increased by $13.9 million, or 30.2%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increases in transportation costs related to our Trucking Assets due to the Trucking Assets Acquisition, which was effective May 1, 2020; and
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Operating expenses for the pipelines and transportation segment increased by $1.6 million, or 3.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increase in energy costs due to higher natural gas prices; and
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended.

Contribution Margin
Contribution margin for the pipelines and transportation segment increased by $20.7 million, or 12.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with the Permian Gathering Assets Acquisition, the Trucking Assets Acquisition and the BSR Crude Pipeline; and
•partially offset by the increase in cost of materials and other in connection with the Trucking Assets Acquisition and an increase in operating expenses.

61 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties.
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2021 and 2020. A detailed discussion of the fiscal 2020 year-over-year changes can be found in Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K filed on March 1, 2021.

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2021	2020
Net revenues:
Affiliate	$147,793	$148,793
Third-Party	265,464	163,156
Total Wholesale Marketing and Terminalling	413,257	311,949
Cost of materials and other	324,588	223,160
Operating expenses (excluding depreciation and amortization presented below)	16,917	14,012
Segment contribution margin	$71,752	$74,777

Operating Information
	Year Ended December 31,
	2021	2020
East Texas - Tyler Refinery sales volumes (average bpd) (1)	68,497	71,182
Big Spring marketing throughputs (average bpd)	78,370	76,345
West Texas marketing throughputs (average bpd)	10,026	11,264
West Texas marketing gross margin per barrel	$3.72	$2.37
Terminalling throughputs (average bpd) (2)	138,301	147,251
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational Comparison of the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
Net revenues for the wholesale marketing and terminalling segment increased by $101.3 million, or 32.5%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.78 per gallon and $0.83 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 10.5 million gallons and 8.8 million gallons, respectively.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the years ended December 31, 2021 and 2020.

62 |

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the wholesale marketing and terminalling segment increased by $101.4 million, or 45.5%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.83 per gallon and $0.80 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 10.5 million gallons and 8.8 million gallons, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the years ended December 31, 2021 and 2020. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

63 |

Management's Discussion and Analysis
Operating Expenses
Operating expenses increased by $2.9 million, or 20.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in variable expenses such as utilities, maintenance and material costs; and
•this increase was partially offset by lower operating costs associated with allocated contract services pertaining to certain of our assets.

Contribution Margin
Contribution margin for the wholesale marketing and terminalling segment decreased by $3.0 million, or 4.0%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in cost of materials and other due to increases in average cost per gallon of diesel and gasoline sold;
•increases in operating expenses; and
•partially offset by increases in revenue due to increases in average sales price per gallon of diesel and gasoline sold.

64 |

Management's Discussion and Analysis
Investments in Pipeline Joint Ventures Segment
The Investments in Pipeline Joint Venture segment relates to equity method accounted strategic Joint Venture investments which support the Delek Holdings operations in terms of offering connection to takeaway pipelines, alternative crude supply sources and flow of high quality crude oil to the Delek Holdings refining system. As a result, Delek Holdings is a major shipper and customer on certain of the Joint Venture pipelines, with minimum volume commitment ("MVC") agreements, which cushion the Joint Venture entities during periods of low activity as recently experienced due to the impact of COVID-19 Pandemic and impact of the extreme weather events. The other Joint Venture owners are usually major shippers on the pipelines resulting in a majority of the revenue of the Joint Venture entities coming from MVC agreements with related entities.
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 14 to our accompanying consolidated financial statements.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the year ended December 31, 2021.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At December 31, 2021 our total liquidity amounted to $596.3 million comprised of $592.0 million in unused credit commitments under the DKL Credit Facility and $4.3 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We believe we were in compliance with the covenants in all our debt facilities as of December 31, 2021. After considering the potential effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 11 to our consolidated financial statements for a complete discussion of our third-party indebtedness.

65 |

Management's Discussion and Analysis
Cash Distributions
On January 21, 2022, the board of directors of our general partner declared a distribution of $0.975 per common unit (the "Distribution"), which equates to approximately $42 million per quarter, or approximately $170 million per year, based on the number of common units outstanding as of February 1, 2022. The Distribution was paid on February 8, 2022 to common unitholders of record on February 1, 2022 and represents a 7.1% increase over the fourth quarter 2020 distribution. We have set a distribution growth guidance of 5% for the full year 2022. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our 2021 quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution, including general partner interest (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2021	$0.920	$3.68	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$3.76	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$3.80	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$3.90	$42,384	February 8, 2022	February 1, 2022

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	275,162	193,016
Net cash used in investing activities	(16,360)	(123,138)
Net cash used in by financing activities	(258,753)	(71,180)
Net increase (decrease) in cash and cash equivalents	$49	$(1,302)

Operating Activities
Net cash provided by operating activities increased by $82.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cash provided by operations was primarily due to higher net cash receipts from customers and cash dividends from the Equity Method Investments during the year ended December 31, 2021 compared to the year ended December 31, 2020 driven by the increase in revenue for the operations. These cash flow increases were offset by higher cash paid out to suppliers for inventory during the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of a increase in cost per barrel for the marketing operations and increases in operational expenses.
Investing Activities
Net cash used in investing activities decreased by $106.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. There were no asset acquisitions during the year ended December 31, 2021 compared to the acquisition of the Permian Gathering Assets and Trucking Assets during the year ended December 31, 2020. Additionally, there were lower contributions to equity method investments during the year ended December 31, 2021 compared to the year ended December 31, 2020. The Permian Gathering Assets Acquisition was partially financed with cash from drawdown of the DKL Credit Facility amounting to $100.0 million and the Trucking Assets Acquisition was financed with cash from drawdown of the DKL Credit Facility amounting to $48.0 million of which $0.5 million was recorded as investing activity with $47.6 million recorded in financing activities as a distribution to Delek Holdings and general partner unitholders pursuant to the asset acquisitions under common control guidance. Transaction costs paid amounting to $1.0 million were capitalized for the Permian Gathering Assets Acquisition and the Trucking Assets Acquisition. We disbursed $1.4 million in additional contributions to our equity method investments during the year ended December 31, 2021 compared to $12.2 million during the year ended December 31, 2020. These decreases were offset by additions to property, plant and equipment amounting to $24.0 million and distributions from equity method investments amounting $8.8 million during the year ended December 31, 2021 compared to additions to property, plant and equipment amounting to $13.3 million and distributions from equity method investments amounting to $2.7 million during the year ended December 31, 2020.
Financing Activities
Net cash used in financing activities increased by $187.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. We repaid $488.6 million under the revolving credit facility during the year ended December 31, 2021, compared to net proceeds of $158.2 million under the revolving credit facility during the year ended December 31, 2020. In addition, we paid quarterly cash distributions

66 |

Management's Discussion and Analysis
totaling $161.7 million during the year ended December 31, 2021, compared to quarterly cash distributions totaling $136.8 million during the year ended December 31, 2020. On May 24, 2021, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") issued $400.0 million in aggregate principal amount of 7.125% senior notes due 2028 (the "2028 Notes"). Proceeds of $400.0 millions were received and deferred financing costs amounting to $(6.2) millions were paid. The Partnership used the net proceeds received from the sale of the 2028 Notes to repay portion of the outstanding borrowings under the revolving credit facility. During the year ended December 31, 2020, payments to Delek Holdings unitholders related to Trucking Assets Acquisition amounting to $47.6 million and payments to our general partner for conversion of its interest and elimination of IDR amounting to $45.0 million were recorded in financing activities, whilst there were no such payments during the year ended December 31, 2021.
The sources of cash to finance the asset acquisitions from Delek Holdings during the year ended December 31, 2020 primarily consisted of the $100.0 million drawdown under the DKL Credit Facility to part-finance the Permian Gathering Assets Acquisition and $48.0 million drawdown to finance the Trucking Asset Acquisition. The Permian Gathering Assets Acquisition was also financed by the issuance of 5.0 million units to Delek US Energy, Inc. (a wholly owned subsidiary of Delek US Holdings, Inc.).
Debt Overview
As of December 31, 2021, we had total indebtedness of $899.0 million comprised of $394.3 million of 7.125% senior notes due 2028 (the "2028 Notes"), net of deferred financing costs, $258.0 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility") and $246.7 million of 6.75% senior notes due 2025 (the “2025 Notes”), the latter net of deferred financing costs and original issue discount. Deferred financing costs amounted to $5.7 million on the 2028 Notes. Deferred financing costs and original issue discount on the 2025 Notes amounted to $2.5 million and $0.8 million, respectively. The decrease of $93.3 million in our long-term debt balance compared to the balance at December 31, 2020 resulted from the payments under the DKL Credit Facility during the year ended December 31, 2021, partially offset by the amortization of the deferred financing costs and original issuance discount under our 2025 and 2028 Notes. As of December 31, 2021, our total indebtedness consisted of:
•An aggregate principal amount of $258.0 million under the Delek Logistics Credit Facility ("revolving credit facility"), due on September 28, 2023, with average borrowing rate of 2.46%.
•An aggregate principal amount of $246.7 million, under the Delek Logistics Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.20%.
•An aggregate principal amount of $394.3 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.41%.
We believe we were in compliance with the covenants in all debt facilities as of December 31, 2021. See Note 11 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.
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
Equity Units Overview
On December 20, 2021, Delek Holdings announced a program to sell up to 434,590 common limited partner units over the next three months in open market transactions. See Note 4 to our accompanying consolidated financial statements for additional details.
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
On March 31, 2020, we issued 5.0 million common limited partner units to Delek Holdings as part of the consideration for the Permian Gathering Assets Acquisition. In connection with the issuance of these units and in accordance with the Partnership Agreement, we issued additional general partner units in an amount necessary to maintain the 2% general partner interest as defined in the Partnership Agreement.

67 |

Management's Discussion and Analysis
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the year ended December 31, 2021 and planned capital expenditures for the full year 2022 by segment and by major category:

(in thousands)	Full Year 2022 Forecast	Year Ended December 31, 2021
Pipelines and Transportation
Regulatory (2)	$5,919	$1,897
Maintenance (1)	3,538	3,631
Discretionary (2)	58,739	16,814
Pipelines and Transportation Segment Total (4)	$68,196	$22,342

Wholesale Marketing and Terminalling
Regulatory (3)	$2,135	$663
Maintenance (1)	250	1,099
Discretionary	214	3,347
Wholesale Marketing and Terminalling Segment Total (4)	$2,599	$5,109

Total Capital Spending (4)	$70,795	$27,451
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
(2) The majority of the $58.7 million for discretionary projects in the pipelines and transportation segment is expected to be spent on scheduled maintenance and improvements to certain of our tanks and development of our Permian Gathering Assets. The $5.9 million budgeted for regulatory projects in the pipelines and transportation segment is expected to be spent on certain of our pipelines to maintain their operational integrity. These expenditures have historically been and will continue to be financed through cash generated from operations.
(3) The majority of the $2.1 million budgeted for regulatory projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals. These expenditures have historically been and will continue to be financed through cash generated from operations.
(4) Capital spending for the year ended December 31, 2021 excludes contributions to equity method investments amounting to $1.4 million. There are no scheduled contributions to equity method investments for 2022.

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
Long-term Cash Requirements
Information regarding our known contractual obligations of the types described below, as of December 31, 2021, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$258,000	$250,000	$400,000	$908,000
Interest (1)	51,815	95,531	65,438	42,750	255,534
Finance Lease Obligation	2,965	3,127	24	—	6,116
Operating lease commitments (2)	7,775	11,981	2,784	425	22,965
Total	$62,555	$368,639	$318,246	$443,175	$1,192,615
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2025 and 2028 Notes at December 31, 2021. Floating interest rate debt is calculated using rates in effect on December 31, 2021.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2021.

We also have other non-current liabilities pertaining to environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future

68 |

Management's Discussion and Analysis
cash flows from the contractual commitments table above. See additional information on asset retirement obligations and environmental liabilities in Notes 2 and 17, respectively, to our consolidated financial statements in Item 8.
Other Cash Requirements
Our other cash requirements consisted of operating activities, cash distributions to unitholders, contributions to investments in joint ventures and capital expenditures. Operating activities included cash outflows related to payments to suppliers for crude and other materials and payments for services. Refer to the Cash Flow section for our operating activities spend in 2021. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity. Refer to Cash Distributions section for cash distributions made in 2021 and planned distributions for 2022. Refer to the capital spending section for our capital expenditures for 2021 and our planned capital expenditures for 2022.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Annual Report on Form 10-K.

69 |

Management's Discussion and Analysis
Critical Accounting Estimates
The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. We prepare our consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader's understanding, management has identified our critical accounting estimates. These estimates are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.
Equity Method Investments and Impairment
Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. The carrying value of each equity method investment is evaluated for impairment when conditions exist that indicate it is more likely than not that an impairment may have occurred, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. In such circumstances, we are required to determine the fair value of the investment and compare it to the carrying value. When the fair value is less than carrying value and when such condition is deemed to be other than temporary, the carrying value of the investment is considered to be impaired and is adjusted to its fair value, and the amount of the impairment is included in net income. In making the determination as to whether a decline is other than temporary, the Partnership considers such factors as the duration and extent of the decline, the investee’s financial performance, and our ability and intention to retain the investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s market value. The new cost basis of the investment is not changed for subsequent recoveries in fair value.
During the year ended December 31, 2021, we identified the non-renewal of a significant revenue contract which expired on August 31, 2021 by a customer and major shareholder of Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics") and lower competitor tariff rates compared to FERC approved tariff rates as indicator requiring that we perform an impairment assessment on our equity method investment. No indicators were identified on our equity method investments in Red River and Caddo. The fair value of our Andeavor Logistics equity method investment was estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”) and the estimated long term growth rate. The related cash flow forecasts are discounted using an estimated weighted average cost of capital (“WACC”) at the date of valuation. For the market approach, we utilized the estimated 2022 EBITDA multiples for guideline comparable companies applied to Andeavor Logistics' estimated 2022 EBITDA to estimate the fair value.
We performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of the judgments made on the fair value of the investee. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the estimated revenue (including the throughput barrel per day and tariff rates), EBITDA margin and WACC. Based on our analyses, we determined that there was no other than temporary impairment on our equity method investment as of December 31, 2021.
We performed a sensitivity analysis on our impairment test as of December 31, 2021, noting the following:

				Sensitivity
	Equity Method Investment Balance at December 31, 2021	Stress Testing Range of Estimated Fair Values	% Estimated Fair Value exceeds Carrying Value (1)	Increase in WACC that could cause impairment (2)	Percentage decrease in tariff rates that could cause impairment (2)
Andeavor Logistics	$44,319	$44,224 - $71,556	> 20%	6.5%	(30.0)%

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

70 |

Management's Discussion and Analysis
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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2021 would be to change interest expense by approximately $2.6 million.
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, discontinued the reporting of certain LIBOR rates on December 31, 2021 and has publicly announced that it intends to discontinue all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.

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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and implemented by the board of directors of our general partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
i.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

71 |

Controls and Procedures, and Other Information
ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and the board of directors of our general partner; and
iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors of our general partner. Based on its assessment and review with the Audit Committee, management concluded that, as of December 31, 2021, we maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of the corporate employees seconded by Delek Holdings to work for the Partnership have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in the section beginning on page F-1.

ITEM 9B. OTHER INFORMATION
None.

72 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek Holdings. As of December 31, 2021, two individuals (Messrs. Yemin and Spiegel) serve as both directors and executive officers of the general partner and as officers and, with respect to Mr. Yemin, a director, of Delek Holdings. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
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
At the date of this report, the Board consists of the following eight members: Ezra Uzi Yemin, Sherri A. Brillon, Charles J. Brown, III, Eric D. Gadd, Frederec Charles Green, Ron W. Haddock, Gennifer F. Kelly and Reuven Spiegel. The Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly has no material relationship with Delek Holdings or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek Holdings or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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

73 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
and insurance administration. In addition, we reimburse Delek Holdings for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit.
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Ezra Uzi Yemin	53	Chair of the Board of Directors, Chief Executive Officer and President
Sherri A. Brillon	62	Chair of Audit Committee and Member of Technology and Governance and Compensation Committees
Charles J. Brown, III	74	Director, Chair of Conflicts Committee and Member of Audit and Governance and Compensation Committees
Eric D. Gadd	66	Director, Chair of EHS Committee and Member of EHS and Conflicts Committees
Frederec Charles Green	56	Director and Member of Technology Committee
Ron W. Haddock	81	Director, Chair of Governance and Compensation Committee, and Member of EHS Committee
Gennifer F. Kelly	49	Director, Chair of Technology Committee, and Member of Conflicts and EHS Committees
Reuven Spiegel	65	Director, Executive Vice President and Chief Financial Officer
Denise McWatters	62	Executive Vice President, General Counsel and Secretary
Odely Sakazi	38	Senior Vice President, Delek Logistics

Ezra Uzi Yemin has served as the Chief Executive Officer and the Chair of the Board of our general partner since April 2012. He has also served as the chair of the board of directors of Delek Holdings since December 2012, its chief executive officer since June 2004 and its president and as a director since April 2001. He has been the President of our general partner since August 2019. Mr. Yemin served as the president of Alon USA Partners GP, LLC, from July 2017 until its acquisition by Delek Holdings in February 2018 and the chairman of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek Holdings since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as the business, operations and operating environment of Delek Holdings (the owner of over 79% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.
Sherri A. Brillon has served as a member of the Board of our general partner and as a member of the Audit Committee since January 2021 and served as its Chair since January 2022. Ms. Brillon has served as a member of the Technology and Governance and Compensation Committees since July 2021. Starting in 2008, Ms. Brillon held various positions of increasing responsibility at Encana Corporation, a leading North American hydrocarbon exploration and marketing company now known as Ovintiv Inc., before retiring as Executive Vice President and Chief Financial Officer in 2019. At Encana, Ms. Brillon was responsible for directing the financial operations of the organization and she also implemented Encana's business strategy through multiple strategic transactions. Ms. Brillon is a past director of the Canadian Chamber of Commerce, Alberta Energy Regulator, Tim Hortons Inc., a Canadian multinational fast food restaurant chain, and PrairieSky Royalty Ltd., which owns properties generating royalty revenues from petroleum and natural gas in Canada. Ms. Brillon provides the Board with financial and strategic experience from her many years in the energy industry.
Charles J. Brown, III has served as a member of the Board of our general partner since November 2012, as a member of the Audit Committee and Conflicts Committee (of which he is Chair) since November 2012 and as a member of the Governance and Compensation Committee since its inception in July 2021. Mr. Brown previously served as a member of the Environmental, Health and Safety Committee (the "EHS Committee") since its inception in October 2016 to July 2021. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. From July 2013 until his retirement on January 1, 2020, Mr. Brown served as the executive vice president of Apex Clean Energy, Inc., an independent renewable energy company, where he managed legal and business development activities. Mr. Brown is currently the owner of, and since 2011, the chief advisor for, CRW Energy, a consulting firm focused in the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of a large international law firm. Mr. Brown was appointed to the Board because of his experience in the energy industry, and because, as an attorney, he provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the Partnership.
Eric D. Gadd has served as a member of the Board of our general partner since October 2013 and as Chair of the EHS Committee since its inception in October 2016. He has also served as a member of the Conflicts Committee and Governance and Compensation Committee since October 2013 and July 2021, respectively, and previously served as a member of the Audit Committee since October 2013 to July 2021. Mr. Gadd is the founder and president of the consulting firm Awelon LLC, which is focused on expanding business development opportunities for both public and private companies in the energy sector. He has over 40 years of diverse experience in the energy industry including exploration and production field services, mid-stream, renewable energy, commodity trading and risk management, and mergers and acquisitions. Prior to forming Awelon LLC in 2006, Mr. Gadd held various executive positions with multiple leading companies in the energy industry over a 25-year period. Mr. Gadd was appointed to the Board because of his extensive energy industry experience.

74 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Frederec Charles Green has served as a member of the Board of our general partner since April 2012 and has served as a member of our Technology Committee since July 2021. Mr. Green served as an Executive Vice President of our general partner from May 2009 until November 2020. Mr. Green also served in numerous executive roles at Delek Holdings from January 2005 through November 2002, including serving as the primary operational officer for Delek Holdings' refineries and as Executive Vice President and Chief Operating Officer from November 2016 until March 2020. He also served on the board of directors of Alon Energy USA, Inc. from May 2015 until July 2017, and served as the Chief Executive Officer of Alon USA Partners, LP from July 2017 until December 2017. Mr. Green has 35 years of experience in the refining and midstream industries, including fourteen years at Murphy Oil USA, Inc. where he served as a senior vice president during his last six years. Mr. Green has experience in mergers and acquisitions as well as all aspects of managing a refining business, from crude oil and feedstock supply to product trading, transportation, and sales. Mr. Green is currently an independent consultant serving clients in the midstream and downstream sectors, including Delek Holdings and the Partnership. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in-depth knowledge of our and Delek Holdings' businesses and operations.
Ron W. Haddock has served as a member of the Board of our general partner, as Chair of the Governance and Compensation Committee since July 2021, and as a member of the Environmental, Health and Safety Committee since May 2018. Mr. Haddock has served as our Lead Independent Director since February 2021. Mr. Haddock is currently Chairman and Chief Executive Officer of AEI Services LLC, an international power generation/distribution and natural gas distribution company, positions he has held since 2004 and August 2003, respectively. He also served on the board of Alon Energy USA, Inc. from December 2000 until its acquisition by Delek Holdings in July 2017 and has served on the board of Petron Corporation, an oil refining and marketing company in the Philippines since December 2008. From January 1989 to July 2000, Mr. Haddock served as chief executive officer of FINA, Inc., a Belgian oil company. Mr. Haddock also served as a Chairman and CEO of Safety-Kleen Systems, Inc., a waste management, oil recycling and refining company, from 2003 to 2012, and on the board of Trinity Industries, Inc. (NYSE: TRN), a diversified transportation, industrial and construction company, from 2007 to 2013, as well as eight other corporate boards. The Board believes that Mr. Haddock’s extensive directorship experience, past executive positions within the refining industry, financial reporting background and expertise qualify him to serve as a member of the Board.
Gennifer F. Kelly has served as a member of the Board of our general partner and as a member of the Conflicts Committee and EHS Committee since July 29, 2020. Ms. Kelly has served as the Chair of our Technology Committee since July 2021. She has 25 years of oil and gas industry experience in both upstream and midstream sectors. Ms. Kelly previously held the role of Chief Operating Officer and SVP of Western Midstream Partners (NYSE: WES) and Vice President of Marketing for Anadarko Petroleum Corporation. Prior to her role at Western Midstream, Ms. Kelly led Operations Transformation efforts, as well as Strategic Planning, Portfolio Management and Asset Management teams for Anadarko. She has diverse operations experience in production, drilling and completions engineering, working extensively in East Texas, West Texas and the Gulf of Mexico. Prior to joining Anadarko Petroleum, Ms. Kelly worked as an engineer for Kerr McGee Corporation and the Louisiana Office of Conservation. The Board values Ms. Kelly's years of experience in the oil and gas industry and operations experience as well as her technical background.
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
Odely Sakazi has served as Senior Vice President, Delek Logistics since August 2019. He previously served as our Vice President of Business Strategy and corporate development from November 2017 until August 2019, as Senior Director of Business Strategy from January 2017 until November 2017, as Director of Business Strategy from June 2016 until January 2016, and as Director of Corporate Operation from August 2015 until June 2016. He formerly served in the Israeli Navy as an officer in various roles between 2010 and 2014.
Board Leadership Structure
Mr. Yemin serves as Chair of the Board. Our general partner has no policy with respect to the unification or separation of the offices of Chair and CEO. Rather, the Board's policy is to let the Board make such a determination in the manner it deems most appropriate for the general partner and us at a given point in time. At this time, the Board believes that our general partner's Chief Executive Officer is best situated to serve as Chair of the Board because he is the director most familiar with our business and industry. He is also the Chair of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholder. Mr. Yemin also brings to the Board and us the perspectives of our majority unitholder and the principal executive officer and chair of the board of a publicly traded company. As such, the Board feels that combining the roles of Chair and CEO provides the Board with

75 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
the individual who is most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy and facilitating the information flow between management and the Board and its committees, which are essential to effective governance of the Partnership. The Board met 27 times in the year ended December 31, 2021, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he or she served during the year.
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
The Board has a standing Audit Committee. The Audit Committee consists of Ms. Brillon (chair) and Messrs. Brown and Gadd. Mr. Brown joined the committee at its inception in November 2012, Mr. Gadd joined the committee in October 2013, and Ms. Brillon joined the committee in January 2021. Ms. Brillon was appointed as Chair of the Audit Committee following the resignation of Francis C. D’Andrea, who previously served as Chair. The Audit Committee met eight times during the year ended December 31, 2021, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.
The Board has determined that (i) each of Messrs. Brown and Gadd and Ms. Brillon qualifies as independent and as financially literate under applicable SEC rules and regulations and the rules of the NYSE, and (ii) Ms. Brillon meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.
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
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chair) and Gadd and Ms. Kelly. The Board has determined that each of Messrs. Brown, and Gadd and Ms. Kelly qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Mr. Gadd joined the committee in October 2013. Ms. Kelly joined the committee on July 29, 2020. The Conflicts Committee met 1 time during the year ended December 31, 2021, either in person or telephonically, with each member attending all meetings of the Conflicts Committee.
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

76 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
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
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chair), Brown and Haddock and Ms. Kelly. Messrs. Gadd and Brown and joined the committee at its inception in October 2016, Mr. Haddock joined the committee in May 2018, and Ms. Kelly joined the committee in July 2020. The EHS Committee met four times in 2021, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Governance and Compensation Committee
In July 2021 the Board established the Governance and Compensation Committee of the Board. The Governance and Compensation Committee consists of Messrs. Haddock (chair), Brown, and Gadd and Ms. Brillon. The Governance and Compensation Committee met two times in 2021, either in person or telephonically, with each member attending at least 75% of all meetings of the Governance and Compensation Committee. The purpose of the Governance and Compensation Committee is to (a) recommend to the Board director nominees for each Board committee; (b) periodically review the corporate governance policies applicable to the Partnership (the “Governance Guidelines”) and recommend to the Board any changes deemed necessary or desirable; (c) monitor, oversee and review compliance of the Governance Guidelines and all other applicable policies of the Partnership as the Governance and Compensation Committee or the Board deem necessary or desirable; (d) support the Board and work with management to ensure that compensation practices properly reflect management and Partnership philosophy, competitive practice and regulatory requirements; and (e) review, provide advice on and, where appropriate, approve the following items: (1) executive and employee compensation objectives, plans, and levels; (2) culture and employee engagement; (3) diversity and inclusion; (4) leadership and talent engagement; and (5) executive succession planning. These responsibilities are set forth in the Governance and Compensation Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Technology Committee
In July 2021 the Board established the Technology Committee of the Board. The Technology Committee consists of Mses. Kelly (chair) and Brillon and Mr. Green. The Technology Committee met two times in 2021, either in person or telephonically, with each member attending at least 75% of all meetings of the Technology Committee. The purpose of the Technology Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s policies, programs, procedures and initiatives with respect to technology and information security.
Director Nominations and Corporate Governance
As a limited partnership, we rely on an exemption from the provisions of the NYSE Listed Company Manual, which would otherwise require us to have a nominating and corporate governance committee. Our general partner is a limited liability company and its directors are not elected by our unitholders, but by its members in their sole discretion. However, in July 2021 the Board established the Governance and Compensation Committee of the Board, which, among other responsibilities, makes recommendations to the Board regarding changes to the size and composition of the committees of the Board and makes recommendation to the Board with respect to the structure of Board committees and nominees for appointment to committees of the Board. Candidates to serve on the Board are reviewed and selected in accordance with our general partner's Governance Guidelines, which are available on our corporate website at www.DelekLogistics.com.
Compensation Decisions
In July 2021, the Board established the Governance and Compensation Committee of the Board, which, among other responsibilities, oversees director and executive officer compensation for the Partnership.
Additionally, our Board believes it is important to promote the interests of the Partnership by providing to employees of the Partnership's affiliates and others who perform services for us or on our behalf, incentive compensation awards for their service. Accordingly, the general partner adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek Holdings, the LTIP is administered by the Conflicts Committee with respect to those awards. The disinterested members of the full Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the

77 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
general partner. A compensation consultant was not used in the formulation of our executive compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner, see Item 11. Executive Compensation.
Governance Guidelines, Code of Business Conduct & Ethics and Committee Charters
The Governance Guidelines of the Board of Directors of our general partner, the charters of the standing Board committees of our general partner and our Amended and Restated Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekLogistics.com under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon a request made to Investor Relations, Delek Logistics Partners, LP, or ir@deleklogistics.com. We intend to disclose any amendments to, or waivers of, the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
All of our general partner's executive officers are employees of Delek Holdings. Neither we nor our general partner directly employ any of the executive officers responsible for managing our business.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2021. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. Messrs. Yemin, Sakazi and Spiegel and Ms. McWatters are referred to collectively herein as our "named executive officers" or "NEOs".
Overview - Compensation Decisions and Allocation of Compensation Expenses
Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $4.6 million per year to Delek Holdings for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek Holdings directly for a proportionate amount of the salary and employee benefits costs of Delek Holdings employees who devote more than 50% of their time to our business and affairs.
None of our NEOs other than Mr. Sakazi devoted more than 50% of their total business time to our business and affairs in 2021. Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us except with respect to Mr. Sakazi. Instead, the administrative fee covers all centralized services provided to us by our NEOs other than Mr. Sakazi, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
In July 2021, the Board established the Governance and Compensation Committee of the Board, which, among other responsibilities, oversees director and executive officer compensation for the Partnership. While the Governance and Compensation Committee does not establish the compensation paid to our NEOs, it does monitor the compensation program applicable to our NEOs.
Additionally, our Board believes it is important to promote the interests of the Partnership and the general partner by providing incentive compensation to employees of the Partnership's affiliates and others who perform services for us or on our behalf. Accordingly, pursuant to our Partnership Agreement, the general partner is allowed to and has adopted the LTIP. Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek Holdings, the awards to these individuals under the LTIP are administered by the Conflicts Committee. The disinterested members of the Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner.
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2021. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in

78 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:
• to motivate and retain our general partner's key executives;
• to align the long-term economic interests of our general partner's executives with those of our unitholders; and
• to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. In 2021 our executive officers received time-vesting phantom units under the LTIP.
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
Compensation Consultants
The Governance and Compensation Committee of the Board did not retain a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2021.
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
Compensation Committee Report
The members of the Governance and Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Governance and Compensation Committee recommended to the Board of our general partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
The members of the Governance and Compensation Committee have submitted this Governance and Compensation Committee Report to the Board of Directors as of February 25, 2022:
•Ron W. Haddock (Chair)
•Sherri A. Brillon
•Charles J. Brown, III
•Eric D. Gadd

79 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
2021 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2021 (and the two prior fiscal years) for our general partner's principal executive officer (Mr. Yemin), principal financial officer (Mr. Spiegel), Executive Vice President, General Counsel, and Secretary (Ms. McWatters) and Senior Vice President (Mr. Sakazi).

Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($) (2)	Option Awards ($)	Other Compensation ($) (3)	Total ($)
Ezra Uzi Yemin, Chief Executive Officer	2021	—	—	1,049,979	—	—	1,049,979
	2020	—	—	—	—	—	—
	2019	—	—	—	—	—	—
Reuven Spiegel, Chief Financial Officer	2021	—	—	133,323	—	—	133,323
	2020	—	—	—	—	—	—
	2019	—	—	—	—	—	—
Denise McWatters, General Counsel	2021	—	—	133,323	—	—	133,323
Odely Sakazi, Senior Vice President	2021	294,231	—	246,645	—	4,370	545,246
	2020	310,385	139,087	219,620	—	18,586	687,678
	2019	235,754	142	59,982	—	18,230	314,108
(1) As noted above, no compensation other than grants of service phantom units under our LTIP is reported for the NEOs except for Mr. Sakazi, because none of our executive officers other than Mr. Sakazi received compensation from us or our general partner in 2021.
(2) Amounts in this column represent the grant date fair value of DK PSUs, DK RSUs, with respect to Mr. Sakazi, and DKL phantom units, with respect to all NEOs, granted under the 2016 Plan or the LTIP, as applicable. The fair value of DK PSUs is calculated using a Monte-Carlo simulation model, which assumes a risk-free rate of interest of 2.42%, an expected term of 2.81 years and expected volatility of 39.67%. Assumptions used in the calculation of these amounts for the 2021 fiscal year are included in footnote 20 to the audited financial statements of Delek Holdings for the 2021 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 25, 2022. The fair value of DK RSUs and DKL phantom units is calculated using the closing price of Delek Holdings’ Common Stock and our common limited partner units, respectively, on the date of the grant.
(3) For fiscal year 2021, this amount includes matching contributions to the Partnership’s 401(k) Plan in the amount of $2,885 for Mr. Sakazi and group term life insurance premiums of $486 for Mr. Sakazi. For Mr. Sakazi, this amount also includes reimbursement in the amount of $910 for phone expenses and $1,000 for HSA employer in 2021.

Grants of Plan Based Awards in 2021
The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2021:

		Estimated Future Payouts Under Equity Incentive Plan Awards (#) (1)			All Other Stock Awards: Number of Shares of Units (#)	Grant Date Fair Value of Units and Option Awards (2)
Name	Grant Date	Threshold	Target	Maximum
Ezra Uzi Yemin	3/10/2021				29,029 (3)	1,049,979
Reuven Spiegel	3/10/2021				3,686 (3)	133,323
Denise McWatters	3/10/2021				3,225 (3)	116,648
Odely Sakazi	3/10/2021				2,681 (4)	66,650
	3/10/2021				921 (3)	33,313
	3/10/2021	2,011	4,022	8,044		146,682
(1) The amounts in this column reflect the threshold, target, and maximum shares to be issued upon the vesting of PSUs. The PSUs granted to Mr. Sakazi are subject to a performance period beginning January 1, 2021 and ending December 31, 2021.
(2) The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes over the expected term of the grant. Assumptions used in the calculation of this amount for the 2021 fiscal year are included in footnote 13 to our audited financial statements for the 2021 fiscal year included in this Annual Report on Form 10-K. Because the fair value of PSUs is calculated differently than the fair value of RSUs, the grant date fair values for PSUs and RSUs covering identical quantities of shares may differ.
(3) The amounts in this column reflect the Delek Logistics common units to be issued upon the vesting of RSUs granted under the Delek Logistics 2012 Long-Term Incentive Plan. The RSUs vest quarterly for three years, pro rata.
(4) The amounts in this column reflect the Delek Holdings shares to be issued upon the vesting of RSUs granted under the 2016 Plan. The RSUs vest quarterly for three years, pro rata.

80 |

Outstanding Equity Awards at December 31, 2021
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2021.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Ezra Uzi Yemin Chief Executive Officer	—	—	n/a	n/a	21,772	$930,318
Reuven Spiegel Chief Financial Officer	—	—	n/a	n/a	2,765	$118,148
Denise McWatters General Counsel	—	—	n/a	n/a	2,420	$103,407
Odely Sakazi Senior Vice President	—	—	n/a	n/a	692	$29,569

Option Exercises and Stock Vested in 2021
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ezra Uzi Yemin, Chief Executive Officer	7,257	$317,107	—	$—
Reuven Spiegel, Chief Financial Officer	2,748	$120,815	—	$—
Denise McWatters, General Counsel	805	$35,176	—	$—
Odely Sakazi, Senior Vice President	229	$10,007	—	$—

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2021 and their last day of employment with our general partner or its affiliates was December 31, 2021. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of such event and our stock price.

Name	Termination of Employment	Change-In-Control
Ezra Uzi Yemin, Chief Executive Officer	—	$—
Reuven Spiegel, Chief Financial Officer	—	$—
Denise McWatters, General Counsel	—	$—
Odely Sakazi, Senior Vice President	$732,315 (1)	$1,316,158 (2)
(1) Assumes acceleration of 1,973 unvested DK RSUs, 153 unvested DKL RSUs, and 4,256 unvested PSUs.
(2) Assumes acceleration of 5,851 unvested DK RSUs, 692 unvested DKL RSUs, and 7,770 unvested PSUs.

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

81 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Compensation of Directors in 2021
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for services on the Board or its committees. The compensation framework for the Board's other directors during 2021 (Messrs. Brown, D'Andrea, Gadd and Haddock and Mses. Brillon and Kelly) (the "Compensated Directors") was determined by the Board. Mr. D'Andrea resigned from the Board, effective December 31, 2021. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time. For 2021, the Board did not engage a compensation consultant to evaluate Compensated Director compensation, and instead considered the other factors outlined above. The Board determined to maintain the same levels of compensation for the Compensated Directors in 2022 as the compensation paid in 2021. This compensation includes a cash retainer for services on the Board and its Committees (and a lead director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period, as set forth below:

Board of Directors Retainer (Per Year)	$72,000
Lead Director Fee (Per Year)	$12,000
Target Value for Equity Awards (Per Year)	$100,000

Committee Retainers (Per Year):	Chair	Others
Audit Committee	$12,000	$5,600
Conflicts Committee	$5,000	$2,500
EHS Committee	$8,000	$4,400
Technology Committee	$8,000	$4,400
Governance and Compensation Committee	$10,000	$5,000

In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and committee meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our Partnership Agreement.
The following table sets forth a summary of the compensation we paid to the Compensated Directors for service during 2021.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sherri A. Brillon	54,548	99,975	—	—	154,523
Charles J. Brown, III	87,861	99,975	—	—	187,836
Francis C. D'Andrea (4)	90,900	99,975	—	—	190,875
Eric D. Gadd	87,989	99,975	—	—	187,964
Frederec C. Green	77,913	99,975	—	—	177,888
Ron W. Haddock	85,181	99,975	—	—	185,156
Gennifer Kelly	80,378	99,975	—	—	180,353
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Yemin and Spiegel do not receive any compensation for their service as directors.
(2) This column reports the amount of cash compensation earned in 2021 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2021 fiscal year are included in Note 13 to our audited financial statements for the 2021 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $44.10 per unit is equal to the NYSE closing price of our common units as of June 10, 2021. Each of Messrs. Brown, D'Andrea, Gadd, Haddock and Green and Mses. Kelly and Brillon held 1,133 outstanding phantom units at December 31, 2021.
(4) Mr. D'Andrea resigned from the Board, effective December 31, 2021.

Compensation Committee Interlocks and Insider Participation
Messrs. Brown, Gadd and Haddock and Ms. Brillon served on the Governance and Compensation Committee during 2021, and Messrs. Yemin and Spiegel, as well as the Board, assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.

82 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
CEO Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our chief executive officer in 2021.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our chief executive officer.
We expect the CEO pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 18, 2022 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek Holdings by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 7102 Commerce Way, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP		Delek US Holdings, Inc.
	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	34,452,148	79.2	n/a	n/a
Directors, Director Nominees and NEOs:
Ezra Uzi Yemin (5)	274,342	*	903,945	1.2
Sherri A. Brillon	1,700	n/a	—	*
Charles J. Brown, III	16,319	*	—	*
Eric D. Gadd	23,144	*	—	*
Frederec Charles Green (6)	70,252	*	152,918	*
Ron W. Haddock	13,919	*	17,517	*
Gennifer F. Kelly	4,514	*	—	*
Reuven Spiegel (7)	9,576	*	2,920	*
Denise McWatters (8)	877	n/a	2,556	*
Odely Sakazi (9)	579	*	5,743	*
All directors, all director nominees, all NEOs and all executive officers as a group (10 persons)	415,222	1.0	1,085,599	1.5
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 7102 Commerce Way, Brentwood, Tennessee 37027.
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 43,470,853 common units representing limited partner interests issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 74,196,653 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. For each of Mmes. Brillon and Kelly and Messrs. Brown, Gadd, Green and Haddock, beneficial ownership of our units includes 567 phantom units that will vest within 60 days of the Measurement Date.
(3) For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, we report shares equal to the number of RSUs that are vested or that will vest within 60 days of the Measurement Date.
(4) Subsidiaries of Delek US Holdings, Inc. hold the common limited partner units. Delek US Energy, Inc. and Delek Logistics Services Company directly held 20,745,868 and 13,692,864 common limited partner units, respectively. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Exchange Act, as amended.

83 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
(5) 155,170 of our units and 691,945 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. The number of our common units owned includes 2,419 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 35,040 RSUs that will vest within 60 days of the Measurement Date.
(6) Of the Delek US Holdings, Inc. Common Stock owned by Mr. Green, 29,500 are pledged as security for a full recourse loan.
(7) The number of our common units owned includes 307 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 894 RSUs that will vest within 60 days of the Measurement Date.
(8) The number of our common units owned includes 269 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 782 RSUs that will vest within 60 days of the Measurement Date.
(9) The number of our common units owned includes 77 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 904 RSUs that will vest within 60 days of the Measurement Date.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2021 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	670,023	N/A	299,792
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	670,023	N/A	299,792
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
(c) The LTIP was adopted by our general partner in connection with the closing of the initial public offering and provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. For information about the LTIP, which did not require approval by our limited partners, refer to Item 11 of this Annual Report on Form 10-K. Additionally, On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

84 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As of February 18, 2022, Delek Holdings and its affiliates owned 34,452,148 of our common limited partner units, which represents a 79.2% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates own more than five percent of our equity interests. In addition, Messrs. Yemin, Spiegel and Ms. McWatters serve as executive officers of both Delek Holdings and our general partner.
Distributions and Payments to Delek Holdings
Pursuant to our Partnership Agreement, we are required to make quarterly cash distributions of 100% of our "available cash" to limited partners, including Delek Holdings. During 2021, we made cash distributions totaling $161.7 million to our unitholders, of which $129.3 million was paid to Delek Holdings and our general partner.
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. In return, Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of and the amounts paid under our material commercial agreements and other non-contractual arrangements with Delek Holdings during 2021.
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
•our right of first offer to acquire certain of Delek Holdings' logistics assets, including certain terminals, storage facilities and other related assets located at the Tyler and El Dorado Refineries and, under specified circumstances, logistics and marketing assets that Delek Holdings may acquire or construct in the future;
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
See Note 4 and Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the Omnibus Agreement during 2021.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined product from Delek Holdings, totaling $309.0 million during the year ended December 31, 2021. We sold RINs in the amount of approximately $10.3 million to Delek Holdings during the year ended December 31, 2021.

85 |

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
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin (the "Delek Permian Gathering Project"). The majority of the gathering systems has been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the DPG Management Agreement during 2021.
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

86 |

Principal Accountant Fees and Services
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $907,625 and $734,920 paid for the services of Ernst & Young LLP during fiscal years 2021 and 2020, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions, investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2021 and 2020, regardless of when the fees and expenses were paid.
Audit-related fees
No audit-related fees were paid for the services of Ernst & Young LLP during fiscal years 2021 and 2020.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2021 and 2020.
All of the fees described above were approved in accordance with the Audit Committee pre-approval policy described below.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. During the years ended 2021 and 2020, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

87 |

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

4.1		Description of the Common Units (incorporated by reference to Exhibit 4.1 of the Partnership's Form 10-K filed on March 1, 2021).
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

4.7
Indenture, dated as of May 24, 2021, among Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Partnership’s Form 8-K filed on May 25, 2021).

4.8		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Partnership’s Form 8-K filed on May 25, 2021).
10.1	++
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

F-2

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

10.13
First Amendment to Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.19 to the Partnership's Form 10-K filed on March 1, 2019).

10.14
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.15
First Amendment to Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated as of December 14, 2018, by and between Delek Refining, LTD and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.21 to the Partnership's Form 10-K filed on March 1, 2019).

10.16
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

10.18	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.19	*
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

10.21
First Amendment to Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated as of December 14, 2018, by and between Delek Refining, LTD. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.29 to the Partnership's Form 10-K filed on March 1, 2019).

10.22
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

10.25	++
First Amended and Restated Limited Liability Company Agreement of Rangeland RIO Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.26	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.27
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

10.28
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US Holdings, Inc., and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on March 26, 2018).

10.29
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on March 26, 2018).

F-3

10.30
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

10.31
First Amendment to Third Amended and Restated Credit Agreement, dated August 12, 2020, by and among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on August 14, 2020).

10.32
Second Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 31, 2020 (incorporated by reference to the Exhibit 10.2 of the Partnership's Form 8-K filed on April 6, 2020).

10.33
Transportation Services Agreement dated May 15, 2020 and effective May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on May 18, 2020).

10.34
Third Amendment and Restatement to Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 15, 2020 (incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K filed on May 18, 2020).

10.35
Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-256954) filed on June 10, 2021).

10.36	#	Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC.
21.1	#	Subsidiaries of Registrant.
22.1	#	Subsidiary Guarantors of Delek Logistics Partners LP.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Public Accounting Firm (Weaver and Tidwell, L.L.P.).
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	#	Report of Independent Public Accounting Firm - Red River Pipeline Company LLC
Weaver and Tidwell, L.L.P. (PCAOB ID: 410) - Houston, Texas
101	<
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2021, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.

104		The cover page from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2021, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.
++	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.
<	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

F-4

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2021 and 2020 and
For Each of the Three Years Ended December 31, 2021, 2020 and 2019

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Red River Pipeline Company, LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company, LLC is stated at $144.0 million and $141.8 million as of December 31, 2021 and 2020, respectively, and the Partnership’s equity in the net income of Red River Pipeline Company, LLC is stated at $14.4 million in 2021 and $8.9 million in 2020. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company, LLC, is based solely on the report of other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Impairment review of equity method investments
Description of the Matter
As discussed in Notes 2 and 14 to the consolidated financial statements, the Partnership has investments in nonconsolidated entities accounted for using the equity method totaling $250 million as of December 31, 2021, which included an equity method investment in Andeavor Logistics of $44.3 million. The carrying value of each equity method investment is evaluated for impairment when indicators of a loss in value below the carrying value exist, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. When indicators of impairment are identified, the Partnership estimates the fair value of the equity method investment. The estimated fair value of the investment is determined using a combination of a discounted cash flow analysis based upon projected financial information and a market approach. When the estimated fair value is lower than the carrying value, the Partnership considers whether that impairment is other-than-temporary.

Auditing the Partnership’s impairment assessment for Andeavor Logistics was complex and required significant judgment, as the valuation included subjective estimates and assumptions in determining the estimated fair value of the investment. In particular, the discounted cash flow analysis is sensitive to significant assumptions such as the weighted average cost of capital and the estimate of future cash flows including the related revenue and EBITDA projections.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s equity method impairment review process, including controls over the identification of factors that may indicate an equity method investment is impaired, and as necessary, the subsequent determination of fair value.

In order to test whether an impairment was indicated, we tested the Partnership’s evaluation of the Andeavor Logistics’ earnings history and sustainability under current and expected market conditions. To test the estimated fair value of Andeavor Logistics, our audit procedures included, among others, assessing valuation methodologies, performing recalculations, and testing the significant assumptions discussed above and the underlying data used by the Partnership. We compared the significant assumptions in the prospective financial data used by management to current industry and economic trends, historical performance, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the investment resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in evaluating the fair value methodologies, testing the weighted average cost of capital used and assessing the market multiples used to calculate the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.

Nashville, Tennessee
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on Internal Control over Financial Reporting
We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
February 25, 2022

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,292	$4,243
Accounts receivable	15,384	15,676
Accounts receivable from related parties	—	5,932
Inventory	2,406	3,127
Other current assets	951	331
Total current assets	23,033	29,309
Property, plant and equipment:
Property, plant and equipment	715,870	692,282
Less: accumulated depreciation	(266,482)	(227,470)
Property, plant and equipment, net	449,388	464,812
Equity method investments	250,030	253,675
Operating lease right-of-use assets	20,933	24,199
Goodwill	12,203	12,203
Marketing contract intangible, net	116,577	123,788
Rights-of-way	37,280	36,316
Other non-current assets	25,627	12,115
Total assets	$935,071	$956,417
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$8,160	$6,659
Accounts payable to related parties	64,423	—
Interest payable	5,024	2,452
Excise and other taxes payable	5,280	4,969
Accrued expenses and other current liabilities	7,117	5,529
Current portion of operating lease liabilities	6,811	8,691
Total current liabilities	96,815	28,300
Non-current liabilities:
Long-term debt	898,970	992,291
Asset retirement obligations	6,476	6,015
Operating lease liabilities, net of current portion	14,071	15,418
Other non-current liabilities	22,731	22,694
Total non-current liabilities	942,248	1,036,418
Equity (Deficit):
Common unitholders - public; 8,774,053 units issued and outstanding at December 31, 2021 (8,697,468 at December 31, 2020)	166,067	164,614
Common unitholders - Delek Holdings; 34,696,800 units issued and outstanding at December 31, 2021 (34,745,868 at December 31, 2020)	(270,059)	(272,915)
Total deficit	(103,992)	(108,301)
Total liabilities and deficit	$935,071	$956,417

See accompanying notes to the consolidated financial statement

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Affiliate (1)	$418,826	$382,666	$261,014
Third party	282,076	180,752	322,978
Net revenues	700,902	563,418	583,992
Cost of sales:
Cost of materials and other	384,409	269,094	336,473
Operating expenses (excluding depreciation and amortization presented below)	58,398	53,846	71,341
Depreciation and amortization	40,945	33,737	24,893
Total cost of sales	483,752	356,677	432,707
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2,337	2,433	2,816
General and administrative expenses	22,545	22,587	20,815
Depreciation and amortization	1,825	1,994	1,808
Other operating (income) expense, net	(59)	(66)	34
Total operating costs and expenses	510,400	383,625	458,180
Operating income	190,502	179,793	125,812
Interest expense, net	50,221	42,874	47,328
Income from equity method investments	(24,575)	(22,693)	(19,832)
Other (income) expense, net	(119)	133	600
Total non-operating expenses, net	25,527	20,314	28,096
Income before income tax expense	164,975	159,479	97,716
Income tax expense	153	223	967
Net income attributable to partners	$164,822	$159,256	$96,749
Comprehensive income attributable to partners	$164,822	$159,256	$96,749
Less: General partner's interest in net income, including incentive distribution rights (2)	—	18,724	33,080
Limited partners' interest in net income	$164,822	$140,532	$63,669

Net income per limited partner unit:
Common units - basic	$3.79	$4.18	$2.61
Common units - diluted	$3.79	$4.18	$2.61

Weighted average limited partner units outstanding:
Common units - basic	43,447,739	33,594,284	24,413,294
Common units - diluted	43,460,470	33,597,418	24,418,641

Cash distributions per limited partner unit	$3.785	$3.605	$3.440
(1) See Note 4 for a description of our material affiliate revenue transactions.
(2) See Note 4 for a description of the IDR Restructuring Transaction.

See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)
(in thousands)

	Partnership
	Common - Public	Common - Delek Holdings	General Partner - Delek Holdings	Total

Balance at December 31, 2018	$171,023	$(299,360)	$(6,486)	(134,823)
Cash distributions (1)	(30,626)	(51,388)	(31,654)	(113,668)
GP units issued to maintain 2% interest	—	—	8	8
Net income attributable to partners	23,813	39,856	33,080	96,749
Other	226	379	10	615
Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	$(151,119)
Cash distributions (1)	(31,532)	(77,665)	(27,635)	(136,832)
GP units issued to maintain 2% interest	—	—	10	10
Net income attributable to partners	36,324	104,208	18,724	159,256
Delek Holdings unit purchases from public	(4,979)	4,979	—	—
Issuance of units in connection with the Permian Gathering Assets Acquisition	—	107,323	2,190	109,513
Cash distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Cash distribution to general partner for conversion of its economic interest and IDR elimination	—	—	(45,000)	(45,000)
Conversion of GP economic interest	—	(57,702)	57,702	—
Sponsor contribution of fixed assets	—	2,938	—	2,938
Other	365	124	2	491
Balance at December 31, 2020	$164,614	$(272,915)	$—	$(108,301)
Cash distributions (1)	(32,462)	(129,255)	—	(161,717)
Net income attributable to partners	33,086	131,736	—	164,822
Delek Holdings unit sale to public	650	(650)	—	—
Other	179	1,025	—	1,204
Balance at December 31, 2021	$166,067	$(270,059)	$—	$(103,992)
(1) Cash distributions include a nominal amount for the years ended December 31, 2021, 2020 and 2019, respectively, related to distribution equivalents on vested phantom units.
.
See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$164,822	$159,256	$96,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,770	35,731	26,701
Non-cash lease expense	9,652	6,075	193
Amortization of customer contract intangible assets	7,211	7,211	7,211
Amortization of deferred revenue	(1,953)	(1,888)	(1,688)
Amortization of deferred financing costs and debt discount	3,016	2,412	2,629
Income from equity method investments	(24,575)	(22,693)	(19,832)
Dividends from equity method investments	20,831	25,436	16,108
Other non-cash adjustments	1,959	1,253	1,757
Changes in assets and liabilities:
Accounts receivable	292	(2,472)	8,382
Inventories and other current assets	55	11,363	(7,702)
Accounts payable and other current liabilities	(1,913)	(13,479)	(4,836)
Accounts receivable/payable to related parties	67,161	(14,628)	1,065
Non-current assets and liabilities, net	(14,166)	(561)	3,662
Net cash provided by operating activities	275,162	193,016	130,399
Cash flows from investing activities:
Asset acquisitions from Delek Holdings, net of assumed liabilities	—	(100,527)	—
Purchases of property, plant and equipment and intangible assets	(24,016)	(13,284)	(9,070)
Proceeds from sales of property, plant and equipment	275	107	144
Distributions from equity method investments	8,774	2,741	804
Equity method investment contributions	(1,393)	(12,175)	(139,294)
Net cash used in investing activities	(16,360)	(123,138)	(147,416)
Cash flows from financing activities:
Proceeds from issuance of additional units to maintain 2% general partner interest	—	10	8
Distributions to general partner	—	(27,635)	(31,654)
Distributions to common unitholders - public	(32,462)	(31,532)	(30,626)
Distributions to common unitholders - Delek Holdings	(129,255)	(77,665)	(51,388)
Distributions to Delek Holdings unitholders and general partner related to Trucking Assets Acquisition	—	(47,558)	—
Distribution to general partner for conversion of its interest and IDR elimination	—	(45,000)	—
Proceeds from revolving credit facility	341,000	599,600	564,700
Payments on revolving credit facility	(829,601)	(441,400)	(433,000)
Proceeds from issuance of senior notes	400,000	—	—
Deferred financing costs paid in connection with debt issuances	(6,216)	—	—
Payments on financing lease liabilities	(2,219)	—	—
Net cash used in financing activities	(258,753)	(71,180)	18,040
Net increase (decrease) in cash and cash equivalents	49	(1,302)	1,023
Cash and cash equivalents at the beginning of the period	4,243	5,545	4,522
Cash and cash equivalents at the end of the period	$4,292	$4,243	$5,545

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$44,633	$40,582	$44,791
Income taxes	$34	$98	$144
Non-cash investing activities:
Increase in accrued capital expenditures and other	$3,850	$198	$917
Equity issuance to Delek Holdings unitholders in connection with Permian Gathering Assets Acquisition	$—	$109,513	$—
Non-cash financing activities:
Sponsor contribution of property, plant and equipment	$—	$2,938	$—
Non-cash lease liability arising from obtaining right of use assets during the period	$9,457	$32,090	$1,285
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$—	$—	$2,654

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
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Permian Gathering Assets", formerly referred to as the"Big Spring Gathering Assets"), and certain related assets, such transaction the "Permian Gathering Assets Acquisition" (formerly referred to as the "Big Spring Gathering Assets Acquisition"). See Note 3 of the accompanying consolidated financial statements for further information.
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
The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations have been included. All intercompany accounts and transactions have been eliminated. Such intercompany transactions do not include those with Delek Holdings' or our general partner, which are presented as related party in these accompanying consolidated financial statements. All adjustments are of a normal, recurring nature.

Notes to Consolidated Financial Statements
Reclassifications
Certain immaterial reclassifications have been made to prior period presentation in order to conform to the current year presentation.
Risks and Uncertainties Arising from the COVID-19 Pandemic
The broader market environment was extremely challenging in 2020, and impacted worldwide demand for oil and gas and increased downward pressure on oil prices. U.S. economic activity continued on a recovery trend during the year ended December 31, 2021 albeit remaining subject to heightened levels of uncertainty related to the on-going impact of the COVID-19 Pandemic, and the spread of new variants of the virus. Most of the restrictions imposed in the prior year to prevent its spread have been eased. Compared to the prior year, the economic recovery trends in the year ended December 31, 2021, included a resumption of flights by major airlines and increased motor vehicle use. This has in turn resulted in increased demand and market prices for crude oil and certain of our products. Nonetheless, there remains continued uncertainty about the duration and future impact of the COVID-19 Pandemic. Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown.
Segment Reporting
We are an energy business focused on crude oil, intermediate and refined products pipeline and storage activities and wholesale marketing, terminalling and offloading activities. Management reviews operating results in three reportable segments: (i) pipelines and transportation; (ii) wholesale marketing and terminalling; and (iii) investments in pipeline joint ventures.
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
•The investments in pipeline joint ventures segment include the Partnership's joint ventures investments discussed in Note 14.
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization. Segment reporting is discussed in more detail in Note 15.
Cash and Cash Equivalents
We maintain cash and cash equivalents in accounts with large U.S. financial institutions. Any highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of December 31, 2021 and 2020. One third-party customer accounted for approximately 47.4% and 49.9% of the consolidated accounts receivable balance as of December 31, 2021 and December 31, 2020, respectively.
Inventory
Inventory consists of refined products, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. Delek Holdings accounted for approximately 99.7% and 91.8% of our inventory purchases in our wholesale marketing and terminalling segment during the year ended December 31, 2021 and December 31, 2020, respectively.
Property, Plant and Equipment
Property, plant and equipment primarily consists of crude oil pipelines, tanks, terminals and gathering systems, and trucking assets. Property and equipment is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. Assets acquired in conjunction with business acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Acquisitions of net assets that do not constitute a business are accounted for by allocating the cost of the acquisition to individual assets acquired and liabilities assumed on a relative fair value basis and shall not give rise to goodwill as prescribed in ASC 805.
Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred.

Notes to Consolidated Financial Statements
Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets. The estimated useful lives are as follows:

Years
Buildings and building improvements	15-40
Pipelines, tanks and terminals	15-40
Asset retirement obligation assets	15-50
Other equipment	3-15

Intangible Assets
Intangible assets consist of indefinite-lived rights of way and a marketing contract intangible. The marketing contract intangible is amortized on a straight-line basis over a 20 year period as a component of net revenues from affiliates. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the assets might be impaired.
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
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually during the fourth quarter for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. The Partnership adopted ASU 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, during the fourth quarter of 2018. In accordance with this guidance, a goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit.
We elected to perform a qualitative assessment for purposes of our annual goodwill impairment test during the fourth quarter in 2020, 2019 and 2018. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2021, 2020 or 2019. Details of goodwill balances by segment are included in Note 9.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. The carrying value of each equity method investment is evaluated for impairment when conditions exist that indicate it is more likely than not that an impairment may have occurred, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. When impairment triggers are present, the fair value of the equity method investment is estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”), the estimated long term growth rate and weighted average cost of capital (“WACC”) as the discount rate. The market approach uses estimated EBITDA multiples for guideline comparable companies to estimate the fair value of the equity method investment. A impairment loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. We performed an impairment assessment on one of our equity method investments as of December 31, 2021 and the assessment did not result in an impairment loss. Equity method investments are reported as part of the investments in pipeline joint ventures segment. See Note 14 for further information on our equity method investments.

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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Beginning balance	$6,015	$5,588
Accretion expense	461	427
Ending balance	$6,476	$6,015
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

Notes to Consolidated Financial Statements
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
Revenues Related to Reimbursements. In addition to the agreements noted above, we have cost reimbursement provisions in certain of our agreements with Delek Holdings that provide for reimbursement to the Partnership for certain costs, including certain capital expenditures. Such reimbursements are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset.
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
Deferred Financing Costs
Deferred financing costs are included in other non-current assets in the accompanying consolidated balance sheets and represent expenses related to issuing and amending our revolving credit facility. Deferred financing costs associated with our 6.750% and 7.125% Senior Notes are included as a reduction to the associated debt balance in the accompanying consolidated balance sheets. These costs represent expenses related to issuing the senior notes. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense in the accompanying consolidated statements of income and comprehensive income.
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

Notes to Consolidated Financial Statements
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
Equity Based Compensation
Our general partner provides equity-based compensation to officers, directors and employees of our general partner or its affiliates, and certain consultants, affiliates of our general partner or other individuals who perform services for us, which may include unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The fair value of our phantom units is determined based on the closing market price of our common units on the grant date. The estimated fair value of our phantom units is amortized over the vesting period using the straight line method. Awards vest over one- to five-year service periods, unless such awards are amended in accordance with the 2012 Long-Term Incentive Plan (the "LTIP") (see Note 13). It is our practice to issue new units when phantom units vest.
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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2021, the only potentially dilutive units outstanding consist of unvested phantom units.
Comprehensive Income
Comprehensive income for the years ended December 31, 2021, 2020 and 2019 was equivalent to net income.
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
New Accounting Pronouncements Not Yet Adopted
ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments
In July 2021, the FASB issued an amendment which is intended to provide lease classification guidance for Lessors on how to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities. The Partnership is evaluating the impact of this guidance but does not believe this new guidance will have a material impact on its consolidated financial statements and related disclosures.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the market transition from the London Interbank Offered Rate ("LIBOR") and

Notes to Consolidated Financial Statements
other interbank rates. This guidance is effective for all entities any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Partnership is evaluating the impact of this guidance but does not currently expect that adopting this new guidance will have a material impact on its consolidated financial statements and related disclosures.

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
Permian Gathering Assets Acquisition
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Permian Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million of our common limited partner units (the "Additional Units"). We financed the cash component of this acquisition with borrowings from the DKL Credit Facility.
The Permian Gathering Assets are recorded in our pipelines and transportation segment and include:
•Crude oil pipelines;
•Approximately 200 miles of gathering systems;
•Approximately 65 Tank battery connections;
•Terminals (total storage of approximately 650,000 bbls); and
•Applicable rights-of-way.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “Big Spring T&D Agreement”). Under the Big Spring T&D Agreement, the Partnership will operate and maintain the Permian Gathering Assets connecting Delek Holdings' interests in and to certain crude oil with the Partnership's Big Spring, Texas terminal and provide gathering, transportation and other related services with respect to any and all crude produced from shipper’s and certain other producers’ respective interests for delivery at the Big Spring Terminal. The transaction and related agreements were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 3 for more detailed descriptions of these agreements.
The Permian Gathering Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Permian Gathering Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Permian Gathering Assets as of the acquisition date was $209.5 million. Pursuant to the common control guidance, the 5.0 million units issued (which had a closing market price of $9.10 per unit on the transaction date) were recorded in equity at $109.5 million, representing the net carrying value of the Permian Gathering Assets purchased of $209.5 million less the $100.0 million cash consideration. Prior periods have not been recast as these assets do not constitute a business in accordance with ASU 2017-01. We capitalized approximately $0.7 million of acquisition costs related to the Permian Gathering Assets Acquisition.

Notes to Consolidated Financial Statements
4. Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. In November 2017, Delek Holdings opted to renew certain of these agreements for subsequent five-year terms expiring in November 2022. In the case of our marketing agreement with Delek Holdings with respect to the Tyler Refinery, the initial term was extended through 2026. Effective fourth quarter of 2018, the term of certain of our agreements with Delek Holdings were further extended pursuant to the requirements of the amended and restated DKL Credit Facility (as defined in Note 11). The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the Federal Energy Regulatory Commission (the "FERC") oil pipeline index or various iterations of the consumer price index ("CPI") and the producer price index ("PPI"); provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. In most circumstances, if Delek Holdings or the applicable third party assignee fails to meet or exceed the minimum volume or throughput commitment during any calendar quarter, Delek Holdings, and not any third party assignee, will be required to make a quarterly shortfall payment to us equal to the volume of the shortfall multiplied by the applicable fee, subject to certain exceptions as specified in the applicable agreement. Carry-over of any volumes or revenue in excess of such commitment to any subsequent quarter is not permitted.
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
Material commercial agreements with Delek Holdings:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)

El Dorado Assets and El Dorado Gathering System (2):
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (3)	$1.05 (4)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.12
El Dorado Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$2.82 (4)

East Texas Crude Logistics System (2):
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$0.49 (5)
Storage	November 2012	5 / 15		N/A	$308,091/month
East Texas Marketing	November 2012	10 (6)	Marketing products for Tyler Refinery	50,000	$0.84 (6)

Big Sandy Terminal: (2)
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.61
Terminalling	November 2012	5 / 15		5,000	$0.61
Storage	November 2012	5 / 15		N/A	$61,563/month

Tyler Throughput and Tankage (2):
Refined Products Throughput	July 2013	8 / 16	Dedicated Terminalling and storage	50,000	$0.39

Notes to Consolidated Financial Statements

Storage	July 2013	8 / 16		N/A	$934,013/month
Memphis Pipeline	June 1, 2018	5	Refined Products Transportation	11,000	$1.27

El Dorado Throughput and Tankage (2):
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$0.56
Storage	February 2014	8 / 16		N/A	$1,462,099/month

El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9 / 15	Dedicated Offloading Services	N/A (7)	$1.13
Heavy Crude Throughput	March 2015	9 / 15	Dedicated Offloading Services	N/A (7)	$2.53

Pipelines, Storage and Throughput Facilities Agreement (Big Spring Logistics Assets):
Crude Oil and Refined Products Throughput	March 1, 2018	10 / 15	Pipeline throughput	104,300	$0.05
Rail Offloading	March 1, 2018	10 / 15	Offloading services	4,500	$0.43
Terminalling	March 1, 2018	10 / 15	Dedicated Terminalling	29,250	$0.71
Storage	March 1, 2018	10 / 15	Storage	N/A	$1,473,508/month

Asphalt Services Agreement (Big Spring Logistics Assets):
Terminalling	March 1, 2018	10 / 15	Dedicated Asphalt Terminalling and Storage	1,020 to 2,380 based on seasonality	$8.90
Storage	March 1, 2018	10 / 15		N/A	$489,326/month

Marketing Agreement (Big Spring Logistics Assets):
Marketing Services	March 1, 2018	10 / 15	Dedicated Marketing and Selling	65,000	$0.54 - $0.76

Throughput and Deficiency Agreement (Permian Gathering Assets)
Gathering System	March 31, 2020	10 / 20	Gathering and Transportation Services	123,100	$0.70
Re-delivery System	March 30, 2020	10 / 20		50,000	$0.25

Pipelines, Throughput and Offloading Facilities Agreement (Big Spring Logistics Assets)
Fintex / Magellen Pipeline	April 1, 2020	2 / 10	Refined Products	20,000	$0.63
Crude Oil Offloading	January 1, 2020	2 / 10	Crude Oil Offloading	15,120	$0.94
Storage	April 1, 2020	2 / 10	Storage	N/A	$250,560/month
LPG Rack	January 1, 2020	2 / 10	Truck Unloading Facility	4,500	$5.22

Transportation Services Agreement
Trucking Services	May 1, 2020	10 / 14	Transportation Services	N/A	$39,000,000/Minimum Annual Revenue Commitment
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

Notes to Consolidated Financial Statements
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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.6 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures of a nominal amount, $0.6 million and $3.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2021 and 2020, we have recorded a nominal receivable from related parties for these matters for which we expect to be reimbursed. These reimbursements are recorded as reductions to operating expenses. We were reimbursed a nominal amount, $0.1 million and $6.3 million for these matters during the year ended December 31, 2021, 2020 and 2019, respectively.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $21.8 million, $29.4 million and $25.0 million pursuant to the Partnership Agreement during the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $1.6 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively, which are recorded in affiliate revenue in our consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Unregistered Sale of Equity Securities
In connection with the Partnership's issuance of the common limited partner units under the Permian Gathering Assets Acquisition and in accordance with the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Previous Partnership Agreement"), the Partnership issued general partner units to the general partner in an amount necessary to maintain its 2% general partner interest as defined in the Previous Partnership Agreement. The sale and issuance of the Additional Units and such general partner units in

Notes to Consolidated Financial Statements
connection with the Permian Gathering Assets Acquisition is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Additionally, in March 2020, Delek Marketing & Supply, LLC ("Delek Marketing") repurchased 451,822 common limited partner units from an unaffiliated investor pursuant to a Common Unit Purchase Agreement between Delek Marketing and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, Delek Holdings' ownership in our common limited partner units increased to 64.5% from 62.6%. Delek Holdings' ownership in our common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million Additional Units in connection with the Permian Gathering Assets Acquisition described above.
In August 2020, Delek Holdings ownership in our common limited partner units was further increased to approximately 80% in connection with the IDR Restructuring Transaction, when the Partnership issued 14.0 million of the Partnership's newly issued common limited partner units to Delek Holdings.
On December 22, 2021, Delek Holdings issued a press release regarding a program to sell up to 434,590 common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this program and we will not receive any proceeds from the sale of the securities by Delek Holdings.
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Permian Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Previous Partnership Agreement, effective upon adoption. Amendment No. 2 amended the Previous Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") for General Partner Additional Units ("GP Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. Subsequently, the IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
Conversion of GP Economic Interest and Elimination of IDRs
On August 13, 2020, we closed the transaction contemplated by a definitive exchange agreement with Delek Holdings to eliminate all of the IDRs held by the general partner and convert the 2% general partner economic interest into a non-economic general partner interest, all in exchange for 14.0 million of the Partnership's newly issued common limited partner units and $45.0 million cash. Contemporaneously, Delek Holdings purchased a 5.2% ownership interest in our general partner from certain affiliates who were also members of our general partner's management and board of directors. As a result of the transaction, Delek Holdings owned 100% interest in the general partner and approximately 34.7 million common limited partner units, representing approximately 80% of the Partnership's outstanding common limited partner units. To implement the transaction, our Partnership Agreement was amended and restated.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues	$418,826	$382,666	$261,014
Purchases from Affiliates	$321,939	$205,581	$285,539
Operating and maintenance expenses	$40,854	$43,985	$49,904
General and administrative expenses	$9,330	$12,557	$7,977

Quarterly Cash Distribution
Prior to August 13, 2020, our common and general partner unitholders and the holders of IDRs were entitled to receive quarterly distributions of available cash as it was determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. Pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash

Notes to Consolidated Financial Statements
distributions. During the years ended December 31, 2021, 2020 and 2019, we paid quarterly cash distributions of $161.6 million, $136.8 million and $113.7 million, respectively, of which $129.3 million, $105.3 million and $83.0 million, respectively, were paid to Delek Holdings and our general partner. On January 21, 2022, the board of directors of our general partner declared a quarterly cash distribution totaling $42.4 million based on the available cash as of the date of determination for the end of the fourth quarter of 2021. The distribution was paid on February 8, 2022 to unitholders of record on February 1, 2022, of which $33.8 million was paid to Delek Holdings.

5. Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 59.8%, 67.4% and 44.8% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Sunoco, LLC accounted for 5.2%, 5.6% and 14.5% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $449.4 million net property, plant, and equipment balance as of December 31, 2021, $433.1 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leased assets, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for the pipeline and transportation and wholesale marketing and terminalling segments for the periods indicated (in thousands):

	Year Ended December 31, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$16,612	$490	$17,102
Service Revenue - Affiliate	13,723	34,033	47,756
Product Revenue - Third Party	—	264,974	264,974
Product Revenue - Affiliate	—	76,074	76,074
Lease Revenue - Affiliate (1)	257,310	37,686	294,996
Total Revenue	$287,645	$413,257	$700,902
(1) Net of $7.2 million of amortization expense for the year ended December 31, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

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

Notes to Consolidated Financial Statements
As of December 31, 2021, we expect to recognize approximately $1.5 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of December 31, 2021 were as follows (in thousands):

2022	$273,843
2023	267,894
2024	191,632
2025	168,266
2026 and thereafter	572,441
Total expected revenue on remaining performance obligations	$1,474,076

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
As discussed in Note 4 - Related Party Transactions, pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs for the GP Additional Units associated with the 5.0 million Additional Units issued in connection with the Permian Gathering Assets Acquisition for at least two years, through at least the distribution for the quarter ending March 31, 2022. The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2021 on the Additional Units with respect to base distributions and the IDRs. Refer to Note 4 for additional details. Subsequently, the IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2021, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The date of distribution for the distributions earned during the quarterly period ended December 31, 2021 is February 8, 2022. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
Net income attributable to partners	$164,822	$159,256	$96,749
Less: General partner's distribution (including IDRs) (1)	—	18,618	33,492
Less: Limited partners' distribution	164,484	127,070	83,873
Earning in excess (deficit) of distributions	$338	$13,568	$(20,616)

General partner's earnings:
Distributions (including IDRs) (1)	$—	$18,618	$33,492
Allocation of earnings in excess (deficit) of distributions	—	106	(412)
Total general partner's earnings	$—	$18,724	$33,080

Limited partners' earnings on common units:
Distributions	$164,484	$127,070	$83,873
Allocation of earnings in excess (deficit) of distributions	338	13,462	(20,204)
Total limited partners' earnings on common units	$164,822	$140,532	$63,669

Weighted average limited partner units outstanding:
Common units - basic	43,447,739	33,594,284	24,413,294
Common units - diluted	43,460,470	33,597,418	24,418,641

Net income per limited partner unit:
Common - basic	$3.79	$4.18	$2.61
Common - diluted (2)	$3.79	$4.18	$2.61
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
(2) There were 4,458 and 5,201 outstanding common unit equivalents excluded from the diluted earnings per unit calculation during the years ended December 31, 2021 and 2020, respectively. There were no outstanding common unit equivalents excluded from the diluted earnings per unit calculation during the year ended December 31, 2019.

7. Inventory
Inventories consisted of $2.4 million and $3.1 million of refined petroleum products as of December 31, 2021 and 2020, respectively, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.
8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2021	2020
Land	$14,533	$14,533
Building and building improvements	2,742	2,742
Pipelines, tanks and terminals	654,154	606,116
Asset retirement obligation assets	2,073	2,073
Other equipment	30,774	30,803
Construction in process	11,594	36,015
Property, plant and equipment	715,870	692,282
Less: accumulated depreciation	(266,482)	(227,470)
Property, plant and equipment, net	$449,388	$464,812

Property, plant and equipment, accumulated depreciation and depreciation expense for the pipelines and transportation and wholesale marketing and terminalling reportable segments as of and for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	As of and For the Year Ended December 31, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$595,031	$120,839	$715,870
Less: accumulated depreciation	(205,825)	(60,657)	(266,482)
Property, plant and equipment, net	$389,206	$60,182	$449,388
Depreciation expense	$30,982	$11,788	$42,770

	As of and For the Year Ended December 31, 2020
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$580,631	$111,651	$692,282
Less: Accumulated depreciation	(176,020)	(51,450)	(227,470)
Property, plant and equipment, net	$404,611	$60,201	$464,812
Depreciation expense	$27,682	$8,049	$35,731

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
We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2021, 2020 and 2019. We performed a qualitative assessment for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. In 2021, 2020 and 2019, the annual impairment review resulted in the determination that no indicators of impairment of goodwill were present.
Our goodwill in our wholesale marketing and terminalling segment amounted to $7.5 million as of December 31, 2021, 2020 and 2019. Our goodwill in our pipelines and transportation segment amounted to $4.7 million as of December 31, 2021, 2020 and 2019.
10.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2021	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Marketing contract	20	$144,219	$(27,642)	$116,577
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	37,280		37,280
Total		$181,499	$(27,642)	$153,857

	Useful		Accumulated
As of December 31, 2020	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Marketing contract	20	$144,219	$(20,431)	$123,788
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	36,316		36,316
Total		$180,535	$(20,431)	$160,104

Amortization of intangible assets was $7.2 million during the years ended December 31, 2021, 2020 and 2019. It is included as a reduction of net revenue on the accompanying consolidated statements of income and comprehensive income. Amortization expense is estimated to be $7.2 million for each of the years ended December 31, 2022 through 2026.

11. Long-Term Obligations
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
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2028 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
As of December 31, 2021, we had $400.0 million in outstanding principal amount under the 2028 Notes, and the effective interest rate was 7.41%. Outstanding debt balances under the 2028 Notes are net of deferred financing costs amounting to $5.7 million as of December 31, 2021.
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

Notes to Consolidated Financial Statements
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At December 31, 2021, the weighted average interest rate for our borrowings under the facility was approximately 2.46%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2021, this fee was 0.30% per year.
As of December 31, 2021, we had $258.0 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of December 31, 2021 were $592.0 million.
6.750% Senior Notes Due 2025
On May 23, 2017, the Partnership and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of the Partnership (“Finance Corp.” and together with the Partnership, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “2025 Notes”) at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. The 2025 Notes will mature on May 15, 2025, and Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.
Beginning on May 15, 2021, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 103.375% of the redeemed principal for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
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
As of December 31, 2021, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of December 31, 2021, the effective interest rate related to the 2025 Notes was approximately 7.20%.
Outstanding debt balances under the 2025 Notes are net of deferred financing costs and debt discount of $2.5 million and $0.8 million, respectively, as of December 31, 2021.
Principal maturities of the Partnership's existing third party debt instruments for the next five years and thereafter are as follows as of December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
DKL Credit Facility	$—	$258,000	$—	$—	$—	$—	$258,000
2025 Notes	$—	$—	$—	$250,000	$—	$—	$250,000
2028 Notes	$—	$—	$—	$—	$—	$400,000	$400,000

12. Equity
We had 8,774,053 common limited partner units held by the public outstanding as of December 31, 2021. Additionally, as of December 31, 2021, Delek Holdings owned an 79.8% limited partner interest in us, consisting of 34,696,800 common limited partner units. On December 22, 2021, Delek Holdings issued a press release regarding a program to sell certain common limited partner units representing limited partner interests in the Partnership. As of December 31, 2021, we did not sell any securities under this program and we will not receive any proceeds from the sale of the securities by Delek Holdings.
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

Notes to Consolidated Financial Statements
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
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2019 through December 31, 2021.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2018	9,109,807	15,294,046	498,038	24,901,891
General partner units issued to maintain 2% interest	—	—	444	444
Unit-based compensation awards (1)	21,772	—	—	21,772
Balance at December 31, 2019	9,131,579	15,294,046	498,482	24,924,107
General partner units issued to maintain 2% interest	—	—	102,196	102,196
Unit-based compensation awards (1)	17,711	—	—	17,711
Permian Gathering Assets Acquisition equity issuance	—	5,000,000	—	5,000,000
Delek Holdings unit purchases from public	(451,822)	451,822	—	—
General Partner units converted to non-economic general partner interest	—	—	(600,678)	(600,678)
Common limited partner units issued in IDR Restructuring Transaction	—	14,000,000	—	14,000,000
Balance at December 31, 2020	8,697,468	34,745,868	—	43,443,336
Delek Holdings resale of units	49,068	(49,068)	—	—
Unit-based compensation awards (1)	27,517	—	—	27,517
Balance at December 31, 2021	8,774,053	34,696,800	—	43,470,853
(1) Unit-based compensation awards are presented net of 5,315 and 926 units withheld for taxes as of December 31, 2021 and 2020, respectively. There were no units withheld for taxes as of December 31, 2019.

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

	Year Ended December 31,
	2021	2020	2019
Net income attributable to partners	$164,822	$159,256	$96,749
Less: General partner's IDRs	—	(17,632)	(31,781)
Net income available to partners	$164,822	$141,624	$64,968
General partner's ownership interest	—%	2.0%	2.0%
General partner's allocated interest in net income	—	1,092	1,299
General partner's IDRs	—	17,632	31,781
Total general partner's interest in net income	$—	$18,724	$33,080

Notes to Consolidated Financial Statements
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
Pursuant to Amendment No. 2 to the Prior Partnership Agreement, prior to the IDR Restructuring Transaction, an agreement was reached for a waiver of distributions in respect of the IDRs associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the "IDR Waiver"). Refer to Note 4 for additional details.
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

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution, including general partner interest and IDRs (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2019	$0.885	$30,634	February 12, 2020	February 4, 2020
March 31, 2020	$0.890	$30,878	May 12, 2020	May 5, 2020
June 30, 2020	$0.900	$35,969	August 12, 2020	August 7, 2020
September 30, 2020	$0.905	$39,308	November 12, 2020	November 6, 2020
December 31, 2020	$0.910	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$42,384	February 8, 2022	February 1, 2022

The allocations of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2021, 2020 and 2019 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2021	2020	2019
General partner's distributions:
General partner's distributions	$—	$986	$1,711
General partner's IDRs	—	17,632	31,781
Total general partner's distributions	—	18,618	33,492

Limited partners' distributions:
Common limited partners' distributions	164,484	127,070	83,873
Total cash distributions	$164,484	$145,688	$117,365
Cash distributions per limited partner unit	$3.785	$3.605	$3.440

Notes to Consolidated Financial Statements
13. Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and is immaterial for the years ended December 31, 2021, 2020 and 2019. See Note 2 for additional information on terms and measurement considerations.
On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

14. Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of start up capital pursuant to the Amended and Restated Limited Liability Company Agreement. During the third quarter of 2020, Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project on October 1, 2020. We contributed $3.5 million related to such expansion project in May 2019 and during 2020 made additional capital contributions of $12.2 million based on capital calls received. During the year ended December 31, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received.
Summarized financial information for Red River on a 100% basis is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Current Assets	$28,735	$13,488
Non-current Assets	$403,692	$413,259
Current liabilities	$10,040	$7,789

	Year Ended	Year Ended	For the period
	December 31, 2021	December 31, 2020	April 24, 2019 - December 31, 2019
Revenues	$68,057	$51,001	$38,352
Gross profit	$41,121	$31,103	$25,919
Operating income	$40,436	$30,382	$25,497
Net income	$40,390	$30,404	$25,548
We have two additional joint ventures that have constructed separate crude oil pipeline systems and related ancillary assets, which are serving third parties and subsidiaries of Delek Holdings. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics"), formerly known as Rangeland Energy II, LLC ("Rangeland Energy") to operate the other pipeline system.

Notes to Consolidated Financial Statements
Combined summarized financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Current assets	$15,010	$20,763
Non-current assets	$242,599	$253,862
Current liabilities	$1,492	$1,496

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenues	$46,335	$55,482	$48,703
Gross profit	$26,688	$36,904	$30,473
Operating income	$24,587	$34,951	$28,503
Net Income	$24,589	$34,977	$28,601

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Red River	144,041	141,803
CP LLC	61,670	62,771
Andeavor Logistics	44,319	49,101

We do not consolidate any part of the assets or liabilities or operating results of our equity method investees. Our share of net income or loss of the investees will increase or decrease, as applicable, the carrying value of our investments in unconsolidated affiliates. With respect to our equity method investments, we determined that these entities do not represent variable interest entities and consolidation is not required. We have the ability to exercise significant influence over each of these joint ventures through our participation in the management committees, which make all significant decisions. However, since all significant decisions require the consent of the other investor(s) without regard to economic interest, we have determined that we have joint control and have applied the equity method of accounting. Our investment in these joint ventures is reflected in our investments in pipeline joint ventures segment.

15. Segment Data
We aggregate our operating segments into three reportable segments: (i) pipelines and transportation; (ii) wholesale marketing and terminalling; and (iii) investment in pipeline joint ventures.
Our operating segments adhere to the accounting policies used for our consolidated financial statements. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on segment contribution margin, with the exception of investments in pipeline joint ventures segment, which is measured based on net income. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.

Notes to Consolidated Financial Statements
The following is a summary of business segment operating performance as measured by contribution margin, with the exception of investments in pipeline joint ventures segment, which is measured based on net income, for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Pipelines and Transportation
Net revenues:
Affiliate	$271,033	$233,873	$155,211
Third party	16,612	17,596	23,107
Total pipelines and transportation	287,645	251,469	178,318
Cost of materials and other	59,821	45,934	22,826
Operating expenses (excluding depreciation and amortization)	43,818	42,267	54,827
Segment contribution margin	$184,006	$163,268	$100,665
Capital spending (1) (2)	$22,342	$7,631	$6,600

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (3)	$147,793	$148,793	$105,803
Third party	265,464	163,156	299,871
Total wholesale marketing and terminalling	413,257	311,949	405,674
Cost of materials and other	324,588	223,160	313,647
Operating expenses (excluding depreciation and amortization)	16,917	14,012	19,330
Segment contribution margin	$71,752	$74,777	$72,697
Capital spending (1) (2)	$5,109	$7,818	$3,387

Investments in Pipeline Joint Ventures
Income from equity method investments	$(24,575)	$(22,693)	$(19,832)
Equity method investments contributions	$(1,393)	$(12,175)	$(139,294)

Consolidated
Net revenues:
Affiliate	$418,826	$382,666	$261,014
Third party	282,076	180,752	322,978
Total Consolidated	700,902	563,418	583,992
Cost of materials and other	384,409	269,094	336,473
Operating expenses (excluding depreciation and amortization presented below)	60,735	56,279	74,157
Contribution margin	255,758	238,045	173,362
General and administrative expenses	22,545	22,587	20,815
Depreciation and amortization	42,770	35,731	26,701
Other operating (income) expense, net	(59)	(66)	34
Operating income	190,502	179,793	125,812
Interest expense, net	50,221	42,874	47,328
Income from equity method investments	(24,575)	(22,693)	(19,832)
Other (income) expense, net	(119)	133	600
Total non-operating expenses, net	25,527	20,314	28,096
Income before income tax expense	164,975	159,479	97,716
Income tax expense	153	223	967
Net income attributable to partners	$164,822	$159,256	$96,749
Capital spending (1) (2)	$27,451	$15,449	$9,987
(1) Capital spending for the year ended December 31, 2020, excludes transaction costs capitalized in the amount of $0.3 million that relate to the Trucking Assets Acquisition and $0.7 million that relate to the Permian Gathering Assets Acquisition.
(2) Capital spending for the years ended December 31, 2021, 2020 and 2019 excludes contributions to equity method investments amounting to $1.4 million, $12.2 million and $139.3 million, respectively.
(3) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.

Notes to Consolidated Financial Statements
The following table summarizes the total assets for each segment as of December 31, 2021 and 2020 (in thousands). Assets for each segment includes property, plant and equipment, equity method investments, intangible assets and inventory.

	Year Ended December 31,
	2021	2020
Pipelines and transportation	$452,690	$469,642
Wholesale marketing and terminalling	211,723	206,918
Investments in pipeline joint ventures	250,030	253,675
Other (1)	20,628	26,182
Total assets	$935,071	$956,417
(1) Other includes cash and cash equivalents and related party receivables and other assets which are recorded at the corporate level.

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
As of December 31, 2021 and 2020, the total non-current deferred tax liability was $1.0 million and $0.6 million, respectively. These amounts are included in other non-current liabilities in our accompanying consolidated balance sheets. The majority component of our non-current deferred tax liabilities as of December 31, 2021 and 2020, respectively, was depreciation and amortization.
The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
State income taxes	$153	$223	$967
Income tax expense	$153	$223	$967

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current	$(200)	$(178)	$471
Deferred	$353	401	496
Total	$153	$223	$967

Delek Holdings files a consolidated Texas gross margin tax return, and tax payments for the Partnership are paid by Delek Holdings. Therefore, a portion of the current tax payable is included in accounts receivable/payable from related parties. As of both December 31, 2021 and 2020, income taxes payable were immaterial and were included in accounts receivable/payable from related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance. We are no longer subject to audit through 2015.
We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2021 or 2020, and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2021, 2020 or 2019. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil, surface water and groundwater contamination, air pollution, personal injury and property damage allegedly caused by substances which we may have handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we may have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and we expect that there will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including the receipt and response to notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required to comply with existing and new requirements, as well as evolving interpretations and enforcement of existing laws and regulations.
Releases of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by governmental agencies or other persons for personal injury, property damage, response costs, or natural resources damages.
Crude Oil and Other Releases
During the year ended December 31, 2021, there was one significant release of finished product, involving one of our pipelines and it occurred in August 2021. This release of finished product from our Greenville pipeline occurred near Dixon, Texas (the "Greenville Dixon Release"). Cleanup operations, site maintenance and remediation on this release are currently on-going. Costs incurred as of December 31, 2021 totaled $2.7 million. Additionally, as of December 31, 2021 we have accrued $0.8 million for remediation and other potential costs related to this release. The impacted area is undergoing remedial measures that will be protective of human health and the environment, including groundwater, under the oversight of Texas Commission of Environmental Quality (the "TCEQ").
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed. Remedial costs incurred totaled $7.1 million during 2019 and $0.5 million during 2020. In the fourth quarter of 2020 we submitted an actual property assessment report that assessed site conditions and recommended closure of the site. Closure of the site was approved in the fourth quarter of 2020 by the TCEQ. The groundwater monitoring wells were abandoned and removed in the second quarter of 2021 in accordance with applicable regulatory requirements. We filed suit in January 2020 against a third party contractor, seeking damages related to this release; two related actions were filed in November and December 2020 by and against the contractor's insurance company seeking judgments related to insurance coverage. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2021 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or additional remedial activities that may be needed to achieve regulatory closure.
Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of December 31, 2021, we have accrued $0.3 million for remediation and other such matters related to these releases.

Notes to Consolidated Financial Statements
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income and comprehensive income. The majority of our releases have been subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement, with the exception of the Sulphur Springs Release above as it is not covered under the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations
During the years ended December 31, 2021 and 2020, the crude oil and other releases remediation expenses, net of reimbursable costs, were immaterial.

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
The following table presents additional information related to our operating leases in accordance ASC 842:

	Year Ended December 31,	Year Ended December 31,
(in thousands)	2021	2020
Lease Cost (1)
Operating lease cost	$12,586	$7,478
Short-term lease cost	1,609	1,852
Variable lease costs	600	1,002
Total lease cost	$14,795	$10,332

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,586)	$(7,478)
Leased assets obtained in exchange for new operating lease liabilities	$6,386	$26,528
Leased assets obtained in exchange for new financing lease liabilities	$3,071	$5,562

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years) for operating leases	3.33	3.56
Weighted-average discount rate (2) operating leases	5.8%	6.0%
Weighted-average remaining lease term (years) for finance lease	2.10	2.92
Weighted-average discount rate (2) finance lease	1.8%	1.8%
(1) Includes an immaterial amount of financing lease.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancellable terms in excess of one year as of December 31, 2021 (in thousands) under ASC 842:

2022	$7,775
2023	7,087
2024	4,894
2025	2,371
2026	413
Thereafter	425
Total lease payments	$22,965
Less: Interest	2,083
Present value of lease liabilities	$20,882

Notes to Consolidated Financial Statements
The following is an estimate of the maturity of our lease liabilities for financing leases having remaining noncancellable terms in excess of one year as of December 31, 2021 (in thousands) under ASC 842:

2022	$2,965
2023	2,807
2024	320
2025	24
2026	—
Thereafter	—
Total lease payment	$6,116
Less: Interest	116
Present values of lease liabilities	$6,000

19. Subsequent Events
Distribution Declaration
On January 21, 2022, our general partner's board of directors declared a quarterly cash distribution of $0.975 per unit, paid on February 8, 2022, to unitholders of record on February 1, 2022.

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

    By: /s/ Reuven Spiegel
     Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer

Dated: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chair of the Board of Directors and Chief
Executive Officer
(Principal Executive Officer)

/s/ Reuven Spiegel
Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wright
Robert Wright
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/ Sherri A. Brillon
Sherri A. Brillon
Director

/s/ Charles J. Brown, III
Charles J. Brown, III
Director

F-95

/s/ Eric D. Gadd
Eric D. Gadd
Director

/s/ Frederec Charles Green
Frederec Charles Green
Director

/s/ Ron W. Haddock
Ron W. Haddock
Director

/s/ Gennifer F. Kelly
Gennifer F. Kelly
Director

F-96