Form 10-Q
period 2022-03-31
Delek Logistics Partners, LP
filed 2022-05-05
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 29, 2022, there were 43,473,782 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			44	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		44	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		45	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	45	Item 6. Exhibits
		8	Note 2 - Related Party Transactions
		9	Note 3 - Revenues	46	Signatures
		11	Note 4 - Net Income Per Unit
		11	Note 5 - Inventory
		11	Note 6 - Long-Term Obligations
		13	Note 7 - Equity
		13	Note 8 - Equity Based Compensation
		14	Note 9 - Equity Method Investments
		15	Note 10 - Segments
		17	Note 11 - Income Taxes
		17	Note 12 - Commitments and Contingencies
		19	Note 13 - Leases
		19	Note 14 - Subsequent Events

21	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	31	Summary of Financial and Other Information
	33	Results of Operations
		33	Consolidated
		35	Pipelines and Transportation
		37	Wholesale Marketing and Terminalling
		39	Investments in Pipeline Joint Ventures
	39	Liquidity and Capital Resources

43	Item 3. Quantitative and Qualitative Disclosures about Market Risk

43	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,726	$4,292
Accounts receivable	20,350	15,384
Inventory	1,779	2,406
Other current assets	1,466	951
Total current assets	26,321	23,033
Property, plant and equipment:
Property, plant and equipment	724,921	715,870
Less: accumulated depreciation	(276,587)	(266,482)
Property, plant and equipment, net	448,334	449,388
Equity method investments	249,893	250,030
Operating lease right-of-use assets	19,135	20,933
Goodwill	12,203	12,203
Marketing contract intangible, net	114,774	116,577
Rights-of-way	39,705	37,280
Other non-current assets	24,901	25,627
Total assets	$935,266	$935,071
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$12,627	$8,160
Accounts payable to related parties	50,282	64,423
Interest payable	16,317	5,024
Excise and other taxes payable	4,023	5,280
Current portion of operating lease liabilities	6,688	6,811
Accrued expenses and other current liabilities	6,327	7,117
Total current liabilities	96,264	96,815
Non-current liabilities:
Long-term debt	905,536	898,970
Asset retirement obligations	6,600	6,476
Operating lease liabilities, net of current portion	12,401	14,071
Other non-current liabilities	20,987	22,731
Total non-current liabilities	945,524	942,248
Equity (Deficit):
Common unitholders - public; 9,162,504 units issued and outstanding at March 31, 2022 (8,774,053 at December 31, 2021)	170,696	166,067
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at March 31, 2022 (34,696,800 at December 31, 2021)	(277,218)	(270,059)
Total deficit	(106,522)	(103,992)
Total liabilities and deficit	$935,266	$935,071

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended
	March 31,
	2022	2021
Net revenues:
Affiliates (1)	$123,754	$96,194
Third party	82,827	56,719
Net revenues	206,581	152,913
Cost of sales:
Cost of materials and other	126,194	81,171
Operating expenses (excluding depreciation and amortization presented below)	17,543	14,250
Depreciation and amortization	9,861	10,247
Total cost of sales	153,598	105,668
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	564	561
General and administrative expenses	5,095	4,105
Depreciation and amortization	474	492
Other operating expense (income), net	12	(83)
Total operating costs and expenses	159,743	110,743
Operating income	46,838	42,170
Interest expense, net	14,250	9,737
Income from equity method investments	(7,026)	(4,049)
Other (income) expense, net	(1)	31
Total non-operating expenses, net	7,223	5,719
Income before income tax expense	39,615	36,451
Income tax expense	101	184
Net income attributable to partners	$39,514	$36,267
Comprehensive income attributable to partners	$39,514	$36,267

Net income per limited partner unit:
Common units - basic	$0.91	$0.83
Common units - diluted	$0.91	$0.83

Weighted average limited partner units outstanding:
Common units - basic	43,471,536	43,443,336
Common units - diluted	43,481,572	43,449,059

Cash distributions per limited partner unit	$0.98	$0.92
(1)    See Note 2 for a description of our material affiliate revenue transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2021	$166,067	$(270,059)	$(103,992)
Cash distributions (1)	(8,570)	(33,830)	(42,400)
Net income attributable to partners	8,328	31,186	39,514
Delek Holdings unit sale to public	5,110	(5,110)	—
Other	(239)	595	356
Balance at March 31, 2022	$170,696	$(277,218)	$(106,522)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units for the three months ended March 31, 2022.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	$164,614	$(272,915)	$(108,301)
Cash distributions	(7,914)	(31,619)	(39,533)
Net income attributable to partners	7,261	29,006	36,267
Other	139	38	177
Balance at March 31, 2021	$164,100	$(275,490)	$(111,390)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$39,514	$36,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,335	10,739
Non-cash lease expense	1,798	2,018
Amortization of customer contract intangible assets	1,803	1,803
Amortization of deferred revenue	(444)	(538)
Amortization of deferred financing costs and debt discount	847	625
Income from equity method investments	(7,026)	(4,049)
Dividends from equity method investments	6,613	3,730
Other non-cash adjustments	492	274
Changes in assets and liabilities:
Accounts receivable	(4,966)	3,354
Inventories and other current assets	112	1,020
Accounts payable and other current liabilities	14,157	(390)
Accounts receivable/payable to related parties	(14,141)	7,359
Non-current assets and liabilities, net	(1,174)	(480)
Net cash provided by operating activities	47,920	61,732
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,613)	(6,119)
Proceeds from sales of property, plant and equipment	12	83
Purchases of intangible assets	(2,425)	(474)
Distributions from equity method investments	550	3,924
Equity method investment contributions	—	(1,379)
Net cash used in investing activities	(12,476)	(3,965)
Cash flows from financing activities:
Distributions to common unitholders - public	(8,570)	(7,914)
Distributions to common unitholders - Delek Holdings	(33,830)	(31,619)
Proceeds from revolving credit facility	113,600	77,500
Payments on revolving credit facility	(107,500)	(86,600)
Payments on financing lease liabilities	(710)	—
Net cash used in financing activities	(37,010)	(48,633)
Net (decrease) increase in cash and cash equivalents	(1,566)	9,134
Cash and cash equivalents at the beginning of the period	4,292	4,243
Cash and cash equivalents at the end of the period	$2,726	$13,377
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,110	$4,937
Non-cash investing activities:
Increase in accrued capital expenditures in accounts payable/receivable related parties	$—	$3,119
Decrease in accrued capital expenditures and other	$(1,527)	$(1,439)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$—	$2,623
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
On April 8, 2022, DKL Delaware Gathering, LLC (the “Purchaser”), a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (the “Purchased Interests”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico (the “Purchase Agreement”). The Partnership also entered into a guaranty agreement with the Seller in order to guaranty the payment obligations of the Purchaser under the Purchase Agreement. See Note 14 for further information.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on February 25, 2022 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
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
Reclassifications
In the current period, we reassessed the classification of certain expenses and made certain reclassification adjustments to better represent the nature of those expenses. Accordingly, we have made reclassifications to the prior period in order to conform to this revised current period classification, which resulted in an immaterial decrease in the prior period general and administrative expenses and an increase in the prior period operating expenses.
Risks and Uncertainties Arising from the COVID-19 Pandemic
During the quarter ended March 31, 2022, the economic environment in which we operate continued to improve as a result of the widespread availability of vaccines and testing in the U.S. over recent months which, in turn, has contributed to return to work, return to schools, and increased travel, with a corresponding increase in the demand for vehicle motor fuel and jet fuel. While we continue to face uncertainties around the COVID-19 Pandemic in terms of new variants, these stabilization trends as well as other factors impacting demand for our products, such as the global supply constraints caused by the military conflict between Russia and the Ukraine have mitigated the risks that remaining Pandemic-related uncertainties could have a material adverse impact on our financial position or results of operations. While these remaining uncertainties did not have a material impact on the preparation of our unaudited financial statements as of and for the three months ended March 31, 2022, to the extent these uncertainties were identified and were believed to have had a material impact on our prior year period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2022.
New Accounting Pronouncements Adopted During 2022
There were no new accounting pronouncements adopted during the three months ended March 31, 2022.
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

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Note 2 - Related Party Transactions
Commercial Agreements
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, however, in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Slurry Clarifying Services Agreement
We executed a series of agreements with DK Trading & Supply, LLC (“DKT&S”) and Alon Refining Krotz Springs, whereby the Partnership will operate and maintain a facility, located within the Krotz Springs, Louisiana refinery, to process slurry for DKT&S. Using a process that incorporates horizontal and vertical centrifuges, we will remove metals, ash, and other solids from the slurry. The clarified product can then be sold to DKT&S or one of its affiliates. As consideration for the processing services, we will receive a fixed rate per barrel processing fee in addition to a margin-based payment. The Partnership and DKT&S have agreed to a minimum delivery commitment volume to be processed in the facility. The initial term of the agreement is for a period of three years, and thereafter, will continue a year-to-year basis unless canceled by either party.
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
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. We were reimbursed a nominal amount by Delek Holdings during the three months ended March 31, 2022. There were no reimbursements by Delek Holdings during the three months ended March 31, 2021. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2022, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three month periods ended March 31, 2022 and 2021.

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million for both the three months ended March 31, 2022 and 2021, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$123,754	$96,194
Purchases from Affiliates	$105,885	$65,815
Operating and maintenance expenses	$11,476	$10,084
General and administrative expenses	$3,068	$2,119

Quarterly Cash Distributions
In February 2022, we paid quarterly cash distributions of $42.4 million, of which $33.8 million were paid to Delek Holdings. In February 2021, we paid quarterly cash distributions of $39.5 million, of which $31.6 million were paid to Delek Holdings and our general partner. On April 25, 2022, our board of directors declared a quarterly cash distribution totaling $42.6 million, based on the available cash as of the date of determination, for the end of the first quarter of 2022, payable on May 12, 2022, of which $33.6 million is expected to be paid to Delek Holdings.

Note 3 - Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 2 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $448.3 million net property, plant, and equipment balance as of March 31, 2022, $406.1 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for the pipeline and transportation and wholesale marketing and terminalling segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2022
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$4,782	$—	$4,782
Service Revenue - Affiliate (1)	4,004	8,545	12,549
Product Revenue - Third Party	—	78,045	78,045
Product Revenue - Affiliate	—	31,746	31,746
Lease Revenue - Affiliate	67,019	12,440	79,459
Total Revenue	$75,805	$130,776	$206,581
(1) Net of $1.8 million of amortization expense for the three months ended March 31, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

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

As of March 31, 2022, we expect to recognize $1.4 billion in future lease revenues, for periods up to financial year 2030, related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$206,379
2023	268,042
2024	192,400
2025	169,227
2026 and thereafter	573,893
Total expected revenue on remaining performance obligations	$1,409,941

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4 - Net Income Per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of March 31, 2022, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2022 is May 12, 2022.
Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended March 31,
	2022	2021
Net income attributable to partners	$39,514	$36,267
Less: Limited partners' distribution	42,604	39,968
Earnings in excess (deficit) of distributions	$(3,090)	$(3,701)

Limited partners' earnings on common units:
Distributions	$42,604	$39,968
Allocation of earnings in excess (deficit) of distributions	(3,090)	(3,701)
Total limited partners' earnings on common units	$39,514	$36,267

Weighted average limited partner units outstanding:
Common units - basic	43,471,536	43,443,336
Common units - diluted	43,481,572	43,449,059

Net income per limited partner unit:
Common units - basic	$0.91	$0.83
Common units - diluted (1)	$0.91	$0.83
(1) There were no outstanding common units excluded from the diluted earnings per unit calculation for the three months ended March 31, 2022 and 2021.

Note 5 - Inventory
Inventories consisted of $1.8 million and $2.4 million of refined petroleum products as of March 31, 2022 and December 31, 2021, respectively, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

Note 6 - Long-Term Obligations
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

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of March 31, 2022, we had $400.0 million in outstanding principal amount under the 2028 Notes, and the effective interest rate was 7.05%. Outstanding borrowings under the 2028 Notes include deferred financing costs amounting to $5.5 million as of March 31, 2022.
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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At March 31, 2022, the weighted average interest rate for our borrowings under the facility was approximately 2.67%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2022, this fee was 0.30% per year.
As of March 31, 2022, we had $264.1 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of March 31, 2022 were $585.9 million.
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

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2022, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of March 31, 2022, the effective interest rate related to the 2025 Notes was approximately 7.20%.
Outstanding borrowings under the 2025 Notes include deferred financing costs and debt discount of $2.3 million and $0.7 million, respectively, as of March 31, 2022, and $2.5 million and $0.8 million, respectively, as of December 31, 2021.

Note 7 - Equity
We had 9,162,504 common limited partner units held by the public outstanding as of March 31, 2022. Additionally, as of March 31, 2022, Delek Holdings owned an 78.9% limited partner interest in us, consisting of 34,311,278 common limited partner units.
On April 14, 2022, we filed a shelf registration statement with the SEC, which was declared on April 29, 2022, which provides the Partnership the ability to offer up to $200.0 million of our common limited partner units from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.
On December 22, 2021, Delek Holdings issued a press release regarding a program to sell up to 434,590 common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this program and we will not receive any proceeds from the sale of the securities by Delek Holdings.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2021 through March 31, 2022.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2021	8,774,053	34,696,800	43,470,853
Unit-based compensation awards (1)	2,929	—	2,929
Delek Holdings resale of units	385,522	(385,522)	—
Balance at March 31, 2022	9,162,504	34,311,278	43,473,782
(1) Unit-based compensation awards are presented net of 1,088 units withheld for taxes as of March 31, 2022.

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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2021	$0.920	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$42,384	February 8, 2022	February 1, 2022
March 31, 2022	$0.980	$42,604	May 12, 2022 (1)	May 5, 2022
(1) Expected date of distribution.

Note 8 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of our general partner. Equity-based compensation expense is included in general and administrative expenses in the

13 |

accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three months ended March 31, 2022 and 2021.
On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

Note 9 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of startup capital pursuant to the Amended and Restated Limited Liability Company Agreement. Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project in 2020. During the three months ended March 31, 2022, we made no capital contributions. During the three months ended March 31, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	March 31, 2022	December 31, 2021
Current Assets	$28,830	$28,735
Non-current Assets	$401,283	$403,692
Current liabilities	$6,637	$10,040

	Three Months Ended March 31,
	2022	2021
Revenues	$22,686	$9,043
Gross profit	$15,601	$3,625
Operating income	$15,419	$3,439
Net income	$15,396	$3,439

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	March 31, 2022	December 31, 2021
Current assets	$17,382	$15,010
Non-current assets	$239,755	$242,599
Current liabilities	$2,916	$1,492

	Three Months Ended March 31,
	2022	2021
Revenues	$8,895	$9,626
Gross profit	$4,238	$4,966
Operating income	$3,568	$4,478
Net Income	$3,569	$4,179

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

	March 31, 2022	December 31, 2021
Red River	$144,567	$144,041
CP LLC	$61,926	$61,670
Andeavor Logistics	$43,400	$44,319

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

Note 10 - Segment Data
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

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by contribution margin, with the exception of investments in pipeline joint ventures segment, which is measured based on net income, for the periods indicated (in thousands):

(in thousands)	Three Months Ended March 31,
	2022	2021
Pipelines and Transportation
Net revenues:
Affiliate	$71,023	$63,048
Third party	4,782	1,927
Total pipelines and transportation	75,805	64,975
Cost of materials and other	19,602	13,079
Operating expenses (excluding depreciation and amortization)	12,958	10,172
Segment contribution margin	$43,245	$41,724
Capital spending (1)	$8,149	$5,845

Wholesale Marketing and Terminalling
Net revenues:
Affiliate (2)	$52,731	$33,146
Third party	78,045	54,792
Total wholesale marketing and terminalling	130,776	87,938
Cost of materials and other	106,592	68,092
Operating expenses (excluding depreciation and amortization)	5,149	4,639
Segment contribution margin	$19,035	$15,207
Capital spending (1)	$937	$1,954

Investments in Pipeline Joint Ventures
Income from equity method investments	$(7,026)	$(4,049)
Equity method investments contributions	$—	$(1,379)

Consolidated
Net revenues:
Affiliate	$123,754	$96,194
Third party	82,827	56,719
Total Consolidated	206,581	152,913
Cost of materials and other	126,194	81,171
Operating expenses (excluding depreciation and amortization presented below)	18,107	14,811
Contribution margin	62,280	56,931
General and administrative expenses	5,095	4,105
Depreciation and amortization	10,335	10,739
Other operating expense (income), net	12	(83)
Operating income	46,838	42,170
Interest expense, net	14,250	9,737
Income from equity method investments	(7,026)	(4,049)
Other (income) expense, net	(1)	31
Total non-operating expenses, net	7,223	5,719
Income before income tax expense	39,615	36,451
Income tax expense	101	184
Net income attributable to partners	$39,514	$36,267
Capital spending (1)	$9,086	$7,799
(1) There were no capital contributions to equity method investments for the three months ended March 31, 2022. Capital spending for the three months ended March 31, 2021 excludes contributions to equity method investments in the amount of $1.4 million.
(2) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense related to a customer contract intangible asset. See Note 3 for additional information.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the total assets for each segment as of March 31, 2022 and December 31, 2021 (in thousands). Assets for each segment include property, plant and equipment, equity method investments, intangible assets and inventory.

	March 31, 2022	December 31, 2021
Pipelines and transportation	$455,145	$452,690
Wholesale marketing and terminalling	205,686	211,723
Investments in pipeline joint ventures	249,893	250,030
Other (1)	24,542	20,628
Total assets	935,266	$935,071
(1) Other includes cash and cash equivalents and related party receivables and other assets which are recorded at the corporate level.

Property, plant and equipment, accumulated depreciation and depreciation expense for the pipelines and transportation and wholesale marketing and terminalling reportable segments as of and for the three months ended March 31, 2022 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Property, plant and equipment	$604,323	$120,598	$724,921
Less: accumulated depreciation	(213,750)	(62,837)	(276,587)
Property, plant and equipment, net	$390,573	$57,761	$448,334
Depreciation expense for the three months ended March 31, 2022	$7,937	$2,398	$10,335

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of March 31, 2022.

Note 11 - Income Taxes
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

Note 12 - Commitments and Contingencies
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

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Crude Oil and Other Releases
During the three months ended March 31, 2022, there were no significant releases.
In August 2021, a release of finished product from our Greenville pipeline occurred near Dixon, Texas (the "Greenville Dixon Release"). Cleanup operations, site maintenance and remediation on this release are currently on-going where such costs incurred as of March 31, 2022 totaled $3.6 million. Additionally, as of March 31, 2022 we have accrued $0.5 million for remediation and other such matters related to this release. The affected area is currently being treated to bring it to acceptable residential levels protective of groundwater.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations, site maintenance and remediation on this release have been completed with closure granted and ground water monitoring wells removed. We filed suit in January 2020 against a third party contractor, seeking damages related to this release; two related actions were filed in November and December 2020 by and against the contractor's insurance company seeking judgments related to insurance coverage. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2022 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of March 31, 2022, we have accrued $0.3 million for remediation and other such matters related to these releases.
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
During the three months ended March 31, 2022, there were no crude oil and other releases remediation expenses, net of reimbursable expenses. During the three months ended March 31, 2021, the crude oil and other releases remediation expenses, net of reimbursable costs, were immaterial.
Other Commitments
In connection with the Permian Gathering System Acquisition (formerly known as the Big Spring Gathering Acquisition), we agreed to expend $33.8 million to construct additional Receipt Points on our gathering pipeline at the request of Delek Holdings producers with which we have dedicated acreage agreements, to be owned and operated by the Partnership. Such Receipt Points, once completed, result in incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this Acquisition. As of March 31, 2022 and March 31, 2021, the Partnership had $4.2 million and $28.4 million remaining commitments under the Receipt Point construction provision of the Permian Gathering System Acquisition agreement. Additionally, both Delek Holdings and the Partnership continue to identify and secure dedicated acreage and producer agreements that require construction of receipt points and also provide the opportunity for additional pipeline volumes, but that are not required under the original commitment. Related to these incremental agreements, the Partnership has begun

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
construction or otherwise separately committed to construct receipt points where the estimated remaining costs to complete totaled $45.8 million as of March 31, 2022, all of which is expected to be expended during 2022.

Note 13 - Leases
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
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended March 31,
(in thousands)	2022	2021
Lease Cost (1)
Operating lease cost	$2,641	$2,744
Short-term lease cost	319	147
Variable lease costs	936	—
Total lease cost	$3,896	$2,891

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,641)	$(2,744)
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,623

	Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (years) for operating leases	3.2	3.5
Weighted-average discount rate (2) operating leases	5.8%	5.9%
Weighted-average remaining lease term (years) for financing lease	1.9	2.7
Weighted-average discount rate (2) financing lease	1.9%	1.8%
(1) Includes an immaterial amount of financing lease.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 14 - Subsequent Events
Distribution Declaration
On April 25, 2022, our general partner's board of directors declared a quarterly cash distribution of $0.98 per unit, payable on May 12, 2022, to unitholders of record on May 5, 2022.
Planned 3 Bear Energy - New Mexico, LLC Acquisition
On April 8, 2022, DKL Delaware Gathering, LLC (the “Purchaser”), a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (the “Purchased Interests”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico (the “Purchase Agreement”). The Partnership also entered into a guaranty agreement with the Seller in order to guaranty the payment obligations of the Purchaser under the Purchase Agreement.
The purchase price for the Purchased Interests is $624.7 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness. The Purchaser paid a deposit under the Purchase Agreement of approximately $31.2 million. The deposit may be retained by the Seller upon certain termination events described in the Purchase Agreement. At closing, the deposit will be applied to the purchase price to be paid under the Purchase Agreement.

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The transactions contemplated by the Purchase Agreement are expected to close around mid-year 2022. The closing is subject to customary closing conditions set forth in the Purchase Agreement, including regulatory approvals. The Purchase Agreement also contains representations and warranties of the parties, indemnification obligations, termination rights, and other covenants and agreements.
Shelf Registration Statement
On April 14, 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 29, 2022, which provides the Partnership the ability to offer up to $200.0 million of our common limited partner units from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.

20 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on February 25, 2022 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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
On April 8, 2022, DKL Delaware Gathering, LLC (the “Purchaser”), a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (the “Purchased Interests”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico (the “Purchase Agreement”). The Partnership also entered into a guaranty agreement with the Seller in order to guaranty the payment obligations of the Purchaser under the Purchase Agreement. See Note 14 for further information.
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

21 |

Management's Discussion and Analysis
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

22 |

Management's Discussion and Analysis
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
The economy continues to recover from the impact of the COVID-19 Pandemic, both globally and domestically. Improved consumer demand resulting from stabilization in cases of COVID-19 and decreasing mortality rates during much of the period and across much of the country, and corresponding to the availability of vaccines, have contributed to improvements in domestic refining margins. However, on February 24, 2022 Russia launched a military invasion on Ukraine (the "Russia-Ukraine war"). In response to the unprovoked invasion, among other sanctions imposed, many countries, including the US, have banned the import of Russian commodities, including oil and gas. Russia is one of the world's top oil and gas suppliers, responsible for providing more than 40% of the natural gas supply to Europe and more than 8% of the world's oil supply. To combat record high oil prices, the Biden administration recently announced the largest release of oil in U.S. history from the nation’s strategic stockpiles, followed by a smaller, but still sizable, release from European countries. While these events have contributed to additional uncertainty in the global market, it's impact on supply of crude oil and refined products has caused significant increases in demand for our customers' products which is expected to continue for much of 2022.
Management has actively responded to the continuing impact of these economic disruptions on our business. To the extent warranted, we continue to monitor the impact and implement measures to mitigate the risk. Such efforts include (but are not limited to) the following:
•Reviewing planned production throughputs at our refineries and planning for optimization of operations;
•Coordinating planned maintenance activities with possible downtime as a result of possible reductions in throughputs;
•Searching for additional storage capacity if needed to store potential builds in crude oil or refined product inventories;
•Finding additional suppliers for key or specialty items or securing inventory or priority status with existing vendors;
•Continued monitoring of capital expenditures;
•Suspending the share repurchase program and dividend distributions until our internal parameters are met for resuming such activities;
•Adopting modified remote working where possible and when immediate exposure risk warrants, and where on-site operations are required, taking appropriate safety precautions;
•Identifying alternative financing solutions as needed to enhance our access to sources of liquidity; and
•Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and other employee related costs, and reducing or eliminating non-critical travel.
The combination of these efforts has served to mitigate other negative factors impacting our cash flows and operations, and has improved our liquidity positioning, operational flexibility and ability to respond to the continued economic impact of the COVID-19 Pandemic, the Russia-Ukraine War, and other events.

23 |

Management's Discussion and Analysis
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
2022 Strategic Developments
Slurry Clarifying Services Agreement
We executed a series of agreements with DK Trading & Supply, LLC (“DKT&S”) and Alon Refining Krotz Springs, whereby the Partnership will operate and maintain a facility, located within the Krotz Springs, Louisiana refinery, to process slurry for DKT&S. Using a process that incorporates horizontal and vertical centrifuges, we will remove metals, ash, and other solids from the slurry. The clarified product can then be sold to DKT&S or one of its affiliates. As consideration for the processing services, we will receive a fixed rate per barrel processing fee in addition to a margin-based payment. The Partnership and DKT&S have agreed to a minimum delivery commitment volume to be processed in the facility. The initial term of the agreement is for a period of three years, and thereafter, will continue a year-to-year basis unless canceled by either party.
3 Bear Energy - New Mexico, LLC Acquisition
On April 8, 2022, DKL Delaware Gathering, LLC (the “Purchaser”), a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (the “Purchased Interests”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico (the “Purchase Agreement”). The Partnership also entered into a guaranty agreement with the Seller in order to guaranty the payment obligations of the Purchaser under the Purchase Agreement.
The purchase price for the Purchased Interests is $624.7 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness. The Purchaser paid a deposit under the Purchase Agreement of approximately $31.2 million. The deposit may be retained by the Seller upon certain termination events described in the Purchase Agreement. At closing, the deposit will be applied to the purchase price to be paid under the Purchase Agreement.
The transactions contemplated by the Purchase Agreement are expected to close around mid-year 2022. The closing is subject to customary closing conditions set forth in the Purchase Agreement, including regulatory approvals. The Purchase Agreement also contains representations and warranties of the parties, indemnification obligations, termination rights, and other covenants and agreements.
Expansion of connectors project
In connection with the Permian Gathering System Acquisition (formerly known as the Big Spring Gathering Acquisition), we agreed to expend $33.8 million to construct additional Receipt Points to our gathering pipeline at the request of Delek Holdings producers with which we have dedicated acreage agreements, to be owned and operated by the Partnership. Such Receipt Points, once completed, result in

24 |

Management's Discussion and Analysis
incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this Acquisition. Additionally, both Delek Holdings and the Partnership continue to identify and secure dedicated acreage and producer agreements that require construction of receipt points and also provide the opportunity for additional pipeline volumes, but that are not required under the original commitment. Related to these incremental agreements, the Partnership has begun construction or otherwise separately committed to construct receipt points where the estimated remaining costs to complete totaled $45.8 million as of March 31, 2022, all of which is expected to be expended during 2022. See Note 12 for additional information.
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
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering, crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K filed with the SEC on February 25, 2022 for a discussion of our material commercial agreements with Delek Holdings.
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

25 |

Management's Discussion and Analysis
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

Financing
The Partnership has declared its intent to make a cash distribution to its unitholders at a distribution rate of $0.98 per unit for the quarter ended March 31, 2022 ($3.92 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 7 to the accompanying condensed consolidated financial statements for a discussion of historic cash distributions.
How We Evaluate Our Investments in Pipeline Joint Ventures
We make strategic investments in pipeline joint ventures generally when it provides an economic benefit in terms of pipeline access we can use for our existing or future customers and when we expect a rate of return that meets our internal investment criteria. Our existing

26 |

Management's Discussion and Analysis
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
During the three months ended March 31, 2022, the U.S. economic activity continued its recovery path resulting in increases in consumption and demand for crude oil and refined products, although heightened uncertainty still remains due to the on-going COVID-19 Pandemic and the spread of new variants of the virus. Compared to the three months ended March 31, 2021, crude oil prices during the three months ended March 31, 2022 were steadily increasing. The price of oil (WTI Cushing) closed at $100.28 per barrel on March 31, 2022, $41.12 per barrel higher than on March 31, 2021. The opening January 2022 price of oil (WTI Cushing) was $76.08 and reached the January 2022 high closing price of oil of $88.15 per barrel. Due to the sustained increase in oil prices, during the three months ended March 31, 2022, we experienced improved margins in the West Texas area, and better throughput for our assets with improved gross margins, when compared to the same period in 2021. We remain positively cautious about the recovery in demand and price of crude oil as it is not without volatility. The COVID-19 Pandemic, future OPEC+ decisions, global geopolitical and economic uncertainty continue to contribute to volatility in the financial and commodity markets. Our exposure to crude oil production, demand and commodity price fluctuations in our pipelines and transportation segment and our joint venture entities was limited due to minimum volume commitments under existing throughput contracts with customers, but continued pressure on our customers could present risks to our existing and new business opportunities as well as on collectability on our receivables. We believe we are strategically positioned, in these tougher market conditions to continue developing profitable growth projects that are needed to support future distribution growth in the midstream energy sector for the Partnership.
West Texas Marketing Operations
Overall demand for gathering and terminalling services in a particular area is generally driven by crude oil production in the area, which can be impacted by crude oil prices, refining economics and access to alternate delivery and transportation infrastructure. Additionally, volatility in crude oil, intermediate and refined products prices in the West Texas area and the value attributable to RINs can affect the results of our West Texas operations. For example, demand for and prices of crude oil and related refined products increased as economic activity began to recover during 2021 due to the increase in vaccinations. As discussed above, the U.S. economic activity continues to recover and demand for and prices of crude oil and related refined products continued on the rise during the three months ended March 31, 2022, as consumption of oil increased, spurred by easing of COVID-19 related restrictions. Although we expect the direct effects from the pandemic on U.S. oil consumption to decrease, some consumption patterns may be more lasting, including increased working from home and changes in travel behavior, which could limit growth in gasoline and jet fuel consumption.
See the chart below for the high, low and average price per barrel of WTI crude oil for each of the quarterly periods in 2021 and for the quarterly period in 2022.

27 |

Management's Discussion and Analysis

WTI Cushing Crude Oil
(Price per barrel)
$58.03
$66.19
$70.54
$77.33
$95.18
$66.09
$47.62
$74.22
$58.65
$75.45
$62.32
$84.93
$65.57
$123.70
$76.08
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
Quarters Ended
High
Low
Average

The volatility of refined products prices may impact our margin in the West Texas operations when the selling price of refined products does not adjust as quickly as the purchase price. See the charts below for the range of prices per gallon of gasoline and diesel for each of the quarterly periods in 2021 and for the quarterly period in 2022.

Gasoline Prices
(Price per gallon)
$1.71
$1.99
$2.15
$2.22
$2.71
$2.06
$1.33
$2.16
$1.86
$2.26
$1.91
$2.46
$1.92
$3.45
$2.20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
Quarters Ended
High
Low
Average

28 |

Management's Discussion and Analysis

Diesel Prices
(Price per gallon)
$1.71
$1.95
$2.08
$2.32
$3.02
$1.95
$1.41
$2.11
$1.73
$2.28
$1.85
$2.54
$2.01
$4.49
$2.30
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
Quarters Ended
High
Low
Average

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2022 from those disclosed in our Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting estimates as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting estimates include estimates related to equity method investments impairment assessment.
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

29 |

Management's Discussion and Analysis
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

30 |

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
The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2022 and 2021, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2022	2021
Net revenues:
Pipelines and transportation	$75,805	$64,975
Wholesale marketing and terminalling	130,776	87,938
Total	206,581	152,913
Operating costs and expenses:
Cost of materials and other	126,194	81,171
Operating expenses (excluding depreciation and amortization)	18,107	14,811
General and administrative expenses	5,095	4,105
Depreciation and amortization	10,335	10,739
Other operating expense (income), net	12	(83)
Total operating costs and expenses	159,743	110,743
Operating income	46,838	42,170
Interest expense, net	14,250	9,737
Income from equity method investments	(7,026)	(4,049)
Other (income) expense, net	(1)	31
Total non-operating costs and expenses	7,223	5,719
Income before income tax expense	39,615	36,451
Income tax (benefit) expense	101	184
Net income attributable to partners	$39,514	$36,267
Comprehensive income attributable to partners	$39,514	$36,267
EBITDA(1)	$66,003	$58,730

Net income per limited partner unit:
Common units - basic	$0.91	$0.83
Common units - diluted	$0.91	$0.83

Weighted average limited partner units outstanding:
Common units - basic	43,471,536	43,443,336
Common units - diluted	43,481,572	43,449,059
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

31 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$39,514	$36,267
Add:
Income tax expense	101	184
Depreciation and amortization	10,335	10,739
Amortization of customer contract intangible assets	1,803	1,803
Interest expense, net	14,250	9,737
EBITDA (1)	$66,003	$58,730
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$47,920	$61,732
Changes in assets and liabilities	6,012	(10,863)
Distributions from equity method investments in investing activities	550	3,924
Non-cash lease expense	(1,798)	(2,018)
Maintenance and regulatory capital expenditures (1)	(807)	(515)
(Refund to) reimbursement from Delek Holdings for capital expenditures (2)	(15)	359
Accretion of asset retirement obligations	(124)	(115)
Deferred income taxes	—	(65)
Other operating (expense) income, net	(12)	83
Distributable cash flow (3)	$51,726	$52,522

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

(2)
For the three month periods ended March 31, 2022 and 2021, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 2 to our accompanying condensed consolidated financial statements).

(3)	For a definition of distributable cash flow, please see "Non-GAAP Measures" above.

32 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the three months ended March 31, 2022 compared to the three months ended March 31, 2021
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended March 31,
	2022	2021
Net Revenues:
Affiliates	$123,754	96,194
Third-Party	82,827	56,719
Total Consolidated	206,581	152,913
Cost of materials and other	126,194	81,171
Operating expenses (excluding depreciation and amortization presented below)	18,107	14,811
Contribution margin	62,280	56,931
General and administrative expenses	5,095	4,105
Depreciation and amortization	10,335	10,739
Other operating expense (income), net	12	(83)
Operating income	$46,838	$42,170

Net Revenues
Q1 2022 vs. Q1 2021
Net revenues increased by $53.7 million, or 35.1%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and average volume of diesel sold, partially offset by decrease in the average volume of gasoline sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.94 per gallon and $1.25 per gallon, respectively; and
◦the average volume of gasoline sold decreased by 3.4 million gallons and the average volume of diesel sold increased by 2.5 million gallons.
•increases in pipeline throughputs, where the first quarter of 2021 were negatively impacted by severe weather events.

Cost of Materials and Other
Q1 2022 vs. Q1 2021
Cost of materials and other increased by $45.0 million, or 55.5%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold and the average volume of diesel sold, partially offset by decrease in the average volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.97 per gallon and $1.25 per gallon, respectively; and
◦the average volume of gasoline sold decreased by 3.4 million gallons and the average volume of diesel sold increased by 2.5 million gallons.

33 |

Management's Discussion and Analysis
Operating Expenses
Q1 2022 vs. Q1 2021
Operating expenses increased by $3.3 million, or 22.3%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

General and Administrative Expenses
General and administrative expenses increased by $1.0 million, or 24.1%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increase in professional consulting fees; and
•increase in employee and outside services costs.

Depreciation and Amortization
Q1 2022 vs. Q1 2021
The changes in depreciation and amortization for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were immaterial.

Interest Expense
Q1 2022 vs. Q1 2021
During the three months ended March 31, 2022 we incurred $14.3 million of interest expense, compared to $9.7 million during the three months ended March 31, 2021, an increase of $4.6 million, or 47.4%. This increase was primarily driven by the following:
•higher fixed rate interest on the 2028 Notes compared to our floating interest rates under the DKL Credit Facility; and
•increase in floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q1 2022 vs. Q1 2021
During the three months ended March 31, 2022 we recognized income of $7.0 million from equity method investments, compared to $4.0 million for the three months ended March 31, 2021, an increase of $3.0 million, or 73.5%. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•partially offset by decrease in income from Rio equity method investments.

34 |

Management's Discussion and Analysis
Operating Segments
We review operating results in two reportable segments: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment contribution margin. Segment reporting is discussed in more detail in Note 10 to our accompanying condensed consolidated financial statements.

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
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three months ended March 31, 2022 and 2021:

Pipelines and Transportation
	Three Months Ended March 31,
	2022	2021
Net Revenues:
Affiliates	$71,023	$63,048
Third-Party	4,782	1,927
Total Pipelines and Transportation	75,805	64,975
Cost of materials and other	19,602	13,079
Operating expenses (excluding depreciation and amortization presented below)	12,958	10,172
Segment contribution margin	$43,245	$41,724

Throughputs (average bpd)
	Three Months Ended March 31,
	2022	2021
El Dorado Assets:
Crude pipelines (non-gathered)	72,872	44,118
Refined products pipelines to Enterprise Systems	59,522	26,349
El Dorado Gathering System	16,156	11,880
East Texas Crude Logistics System	16,056	26,075
Permian Gathering System (1)	100,325	73,724
Plains Connection System	162,007	108,361
Trucking Assets	9,306	10,187
(1) Formerly known as the Big Spring Gathering System. Excludes volumes that are being temporarily transported via trucks while connectors are under construction.

35 |

Management's Discussion and Analysis
Comparison of the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net Revenues
Q1 2022 vs. Q1 2021
Net revenues for the pipelines and transportation segment increased by $10.8 million, or 16.7%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increased revenues associated with the Slurry Clarifying Services Agreement, which was effective January 1, 2022;
•increases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate and increases in throughputs at the Paline Pipeline due to scheduled pipeline maintenance during three months ended March 31, 2021 compared to the three months ended March 31, 2022; and
•increased revenues at our BSR Crude Pipeline, as a result of Luther Station becoming operational in 2021.

Cost of Materials and Other
Q1 2022 vs. Q1 2021
Cost of materials and other for the pipelines and transportation segment increased by $6.5 million, or 49.9%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q1 2022 vs. Q1 2021
Operating expenses for the pipelines and transportation segment increased by $2.8 million, or 27.4%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in employee and outside service costs.

Contribution Margin
Q1 2022 vs. Q1 2021
Contribution margin for the pipelines and transportation segment increased by $1.5 million, or 3.6%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in revenue due to higher throughput volumes as explained above; and
•partially offset by increases in operating expenses.

36 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2022 and 2021:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2022	2021
Net Revenues:
Affiliates	$52,731	$33,146
Third-Party	78,045	54,792
Total Wholesale Marketing and Terminalling	130,776	87,938
Cost of materials and other	106,592	68,092
Operating expenses (excluding depreciation and amortization presented below)	5,149	4,639
Segment contribution margin	$19,035	$15,207

Operating Information
	Three Months Ended March 31,
	2022	2021
East Texas - Tyler Refinery sales volumes (average bpd) (1)	70,578	71,963
Big Spring marketing throughputs (average bpd)	75,549	72,927
West Texas marketing throughputs (average bpd)	9,913	10,138
West Texas gross margin per barrel	$3.04	$3.42
Terminalling throughputs (average bpd) (2)	137,622	144,539

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Net Revenues
Q1 2022 vs. Q1 2021
Net revenues for the wholesale marketing and terminalling segment increased by $42.8 million, or 48.7%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and the average volume of diesel sold, partially offset by decrease in the average volume of gasoline sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.94 per gallon and $1.25 per gallon, respectively; and
◦the average volume of gasoline sold decreased by 3.4 million gallons and the average volume of diesel sold increased by 2.5 million gallons.

37 |

Management's Discussion and Analysis
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q1 2022 vs. Q1 2021
Cost of materials and other for our wholesale marketing and terminalling segment increased by $38.5 million, or 56.5%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold and the average volume of diesel sold, partially offset by decrease in the average volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.97 per gallon and $1.25 per gallon, respectively; and
◦the average volume of gasoline sold decreased by 3.4 million gallons and the average volume of diesel sold increased by 2.5 million gallons.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three months ended March 31, 2022 and 2021. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

38 |

Management's Discussion and Analysis
Operating Expenses
Q1 2022 vs. Q1 2021
Changes in operating expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were immaterial.

Contribution Margin
Q1 2022 vs. Q1 2021
The increase of $3.8 million, or 25.2%, in contribution margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to the following:
•increases in revenue due to increases in average sales prices per gallon of diesel and gasoline sold; and
•partially offset by increases in cost of materials and other due to increases in average cost per gallon of diesel and gasoline sold and increases in operating expenses.

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
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 9 to our accompanying condensed consolidated financial statements.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the quarter ended March 31, 2022.

Liquidity and Capital Resources
Source of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At March 31, 2022 our total liquidity amounted to $588.6 million, comprised of $585.9 million in unused credit commitments under the DKL Credit Facility and $2.7 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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

39 |

Management's Discussion and Analysis
operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and crude oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the uncertainty created by the COVID-19 Pandemic or the Russia - Ukraine War, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
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
We believe we were in compliance with the covenants in all our debt facilities as of March 31, 2022. After considering the potential effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 6 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On April 25, 2022, the board of directors of our general partner declared a distribution of $0.98 per common unit (the "Distribution"), which equates to approximately $42,604 per quarter, based on the number of common units expected to be outstanding as of May 5, 2022. The Distribution is expected to be paid on May 12, 2022 to common unitholders of record on May 5, 2022 and represents a 6.5% increase over the first quarter 2021 distribution. We have set a distribution growth guidance of 5% for the full year 2022. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to the periods indicated:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2021	$0.920	$3.68	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$3.76	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$3.80	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$3.90	$42,384	February 8, 2022	February 1, 2022
March 31, 2022	$0.980	$3.92	$42,604	May 12, 2022 (1)	May 5, 2022
(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$47,920	$61,732
Net cash used in investing activities	(12,476)	(3,965)
Net cash (used in) provided by financing activities	(37,010)	(48,633)
Net (decrease) increase in cash and cash equivalents	$(1,566)	$9,134

40 |

Management's Discussion and Analysis
Operating Activities
Net cash provided by operating activities was $47.9 million for the three months ended March 31, 2022, compared to $61.7 million for the three months ended March 31, 2021, resulting in a $13.8 million decrease in net cash provided by operating activities. The cash receipts from customer activities increased by $45.5 million and cash payments to suppliers and for allocations from Delek Holdings for salaries increased by $65.0 million. In addition, cash dividends received from equity method investments increased by $2.9 million and cash paid for debt interest decreased by $2.8 million.
Investing Activities
Net cash used in investing activities increased by $8.5 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. There were additions to property, plant and equipment amounting to $10.6 million, purchases of intangible assets amounting to $2.4 million and distributions from equity method investments amounting $0.6 million during the three months ended March 31, 2022 compared to additions to property, plant and equipment amounting to $6.1 million, purchases of intangible assets amounting to $0.5 million and distributions from equity method investments amounting to $3.9 million during the three months ended March 31, 2021. Additionally, there were no contributions to our equity method investments during the three months ended March 31, 2022 compared to $1.4 million during the three months ended March 31, 2021.
Financing Activities
Net cash used in financing activities amounted to $37.0 million during the three months ended March 31, 2022 compared to $48.6 million net cash provided by financing activities during the three months ended March 31, 2021. We borrowed $6.1 million under the revolving credit facility during the three months ended March 31, 2022, compared to repayments of $9.1 million under the revolving credit facility during the three months ended March 31, 2021. We paid quarterly cash distributions totaling $42.4 million during the three months ended March 31, 2022, compared to quarterly cash distributions totaling $39.5 million during the three months ended March 31, 2021. In addition, we made payments on finance lease liability in the amount of $0.7 million during the three months ended March 31, 2022 with no comparable activity during the three months ended March 31, 2021.
Debt Overview
As of March 31, 2022, we had total indebtedness of $905.5 million comprised of $264.1 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility"), $246.9 million of 6.75% senior notes due 2025 (the “2025 Notes”), net of deferred financing costs and original issue discount, and $394.5 million of the 2028 Notes, net of deferred financing costs. Deferred financing costs and original issue discount on the 2025 Notes amounted to $2.3 million and $0.7 million, respectively. Deferred financing costs on the 2028 Notes amounted to $5.5 million. The increase of $6.1 million in our long-term debt balance compared to the balance at December 31, 2021 resulted primarily from the borrowings under the DKL Credit Facility during the three months ended March 31, 2022:
•An aggregate principal amount of $264.1 million under the DKL Credit Facility ("revolving credit facility"), due on September 28, 2023, with an average borrowing rate of 2.67%.
•An aggregate principal amount of $246.9 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.20%.
•An aggregate principal amount of $394.5 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.05%.
We believe we were in compliance with the covenants in all of our debt facilities as of March 31, 2022. See Note 6 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

41 |

Management's Discussion and Analysis
Equity Units Overview
On April 14, 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 29, 2022, which provides the Partnership the ability to offer up to $200.0 million of our common limited partner units from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2022 and planned capital expenditures for the full year 2022 by segment and by major category (in thousands):

	Full Year 2022 Forecast	Three Months Ended March 31, 2022
Pipelines and Transportation
Regulatory (2)	$5,265	$1,251
Maintenance (1)	5,780	29
Discretionary projects (2)	58,823	6,869
Pipelines and transportation segment total (4)	$69,868	$8,149

Wholesale Marketing and Terminalling
Regulatory (3)	$2,292	$792
Maintenance (1)	215	—
Discretionary (3)	225	145
Wholesale marketing and terminalling segment total (4)	$2,732	$937

Total capital spending (4)	$72,600	$9,086
(1) Maintenance capital expenditures represent cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines, tanks and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. Delek Holdings has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 2 to our accompanying condensed consolidated financial statements).
(2) The majority of the $5.3 million and $5.8 million budgeted for regulatory and maintenance projects in the pipelines and transportation segment is expected to be spent on certain of our pipelines to maintain their operational integrity and scheduled maintenance and improvements on our assets. The majority of the $58.8 million for discretionary projects in the pipelines and transportation segment is expected to be spent on development of our DPG assets. These expenditures have historically been and will continue to be financed through cash generated from operations.
(3) The majority of the $2.3 million budgeted for regulatory projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals. These expenditures have historically been and will continue to be financed through cash generated from operations.
(4) There were no capital contributions to equity method investments for the three months ended March 31, 2022.

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

42 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2022 would be to change interest expense by approximately $2.6 million.
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, discontinued the reporting of certain LIBOR rates on December 31, 2021 and has publicly announced that it intends to discontinue all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness

ITEM 4. CONTROLS AND PROCEDURES
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting.  We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

43 |

Other Information

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 12 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2021 Annual Report on Form 10-K except as set forth below:
We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of completed or future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them, and new geographic areas and the diversion of management's attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
On April 11, 2022, we entered into a definitive purchase agreement for the acquisition of 100% of the equity interests of 3Bear Delaware Holding – NM, LLC (the “3Bear Transaction”), an indirect subsidiary of 3Bear Energy, LLC (“3Bear”). The Partnership is executing the transaction through a newly formed, wholly owned subsidiary, DKL Delaware Gathering, LLC. We expect the 3Bear Transaction to close around mid-year 2022, subject to closing conditions. If these conditions are not satisfied or waived, the 3Bear Transaction will not be consummated. If the closing of the 3Bear Transaction is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially, we may not realize the anticipated benefits of the acquisition fully or at all, or they may take longer to realize than expected.
In order to complete the 3Bear Transaction, and 3Bear must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the transactions may be jeopardized or prevented or the anticipated of the transactions could be reduced.
The 3Bear Transaction will require the management to devote significant attention and resources to integrating the 3Bear business with our business. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the 3Bear business into our business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the acquisition;
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integration of 3Bear’s operations into DKL; and
•the disruption or loss in momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and common unit price. Even if we are able to integrate our business operations successfully, there can be no assurance that the integration will result in the

44 |

realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated timeframe.
The Russia-Ukraine War, and events occurring in response thereto, including sanctions brought by the United States and other countries against Russia and any expansion of hostilities, may have an adverse impact on our business, our future results of operations, and our overall financial performance.
The effects of the military conflict that began with the Russian invasion of Ukraine in February 2022 on our business, financial condition, and results of operations are impossible to predict. Sanctions brought by the United States and other countries against Russia, any escalation of the conflict, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices for crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our petroleum product marketing operations, and have a material adverse effect on our business, financial condition, and results of operations.

ITEM 5. OTHER INFORMATION
As previously reported on March 28, 2022, the board of directors of our general partner appointed Avigal Soreq to serve as the President of our general partner, succeeding Ezra Uzi Yemin as President as he transitions to the role of Executive Chairman of the board of directors of our general partner. This transition will take place on June 9, 2022.

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy - New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on April 11, 2022).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three months ended March 31, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

45 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek Logistics Partners, LP
By:	Delek Logistics GP, LLC
Its General Partner

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert Wright
Robert Wright
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: May 5, 2022

46 |