Form 10-Q
period 2022-06-30
Delek Logistics Partners, LP
filed 2022-08-05
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2022, there were 43,484,647 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			50	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		50	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		51	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	52	Item 6. Exhibits
		8	Note 2 - Acquisitions
		10	Note 3 - Related Party Transactions	53	Signatures
		12	Note 4 - Revenues
		14	Note 5 - Net Income Per Unit
		14	Note 6 - Inventory
		14	Note 7 - Long-Term Obligations
		16	Note 8 - Equity
		17	Note 9 - Equity Based Compensation
		17	Note 10 - Equity Method Investments
		18	Note 11 - Segments
		20	Note 12 - Income Taxes
		20	Note 13 - Commitments and Contingencies
		22	Note 14 - Leases
		22	Note 15 - Subsequent Events

23	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	33	Summary of Financial and Other Information
	35	Results of Operations
		35	Consolidated
		38	Pipelines and Transportation
		41	Wholesale Marketing and Terminalling
		44	Investments in Pipeline Joint Ventures
	45	Liquidity and Capital Resources

49	Item 3. Quantitative and Qualitative Disclosures about Market Risk

49	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$13,810	$4,292
Accounts receivable	43,943	15,384
Inventory	3,654	2,406
Other current assets	2,257	951
Total current assets	63,664	23,033
Property, plant and equipment:
Property, plant and equipment	1,141,822	715,870
Less: accumulated depreciation	(287,983)	(266,482)
Property, plant and equipment, net	853,839	449,388
Equity method investments	248,675	250,030
Operating lease right-of-use assets	25,309	20,933
Goodwill	22,818	12,203
Marketing contract intangible, net	112,971	116,577
Rights-of-way	54,717	37,280
Customer relationship intangible, net	208,492	—
Other non-current assets	18,810	25,627
Total assets	$1,609,295	$935,071
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$44,398	$8,160
Accounts payable to related parties	91,491	64,423
Interest payable	6,035	5,024
Excise and other taxes payable	6,817	5,280
Current portion of operating lease liabilities	7,672	6,811
Accrued expenses and other current liabilities	6,573	7,117
Total current liabilities	162,986	96,815
Non-current liabilities:
Long-term debt	1,522,183	898,970
Asset retirement obligations	8,999	6,476
Operating lease liabilities, net of current portion	12,783	14,071
Other non-current liabilities	18,803	22,731
Total non-current liabilities	1,562,768	942,248
Equity (Deficit):
Common unitholders - public; 9,173,369 units issued and outstanding at June 30, 2022 (8,774,053 at December 31, 2021)	168,611	166,067
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at June 30, 2022 (34,696,800 at December 31, 2021)	(285,070)	(270,059)
Total deficit	(116,459)	(103,992)
Total liabilities and deficit	$1,609,295	$935,071

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Affiliates (1)	$124,366	$88,722	$248,120	$184,916
Third party	142,384	79,756	225,211	136,475
Net revenues	266,750	168,478	473,331	321,391
Cost of sales:
Cost of materials and other	176,360	88,695	302,554	169,866
Operating expenses (excluding depreciation and amortization presented below)	20,284	14,963	37,827	29,213
Depreciation and amortization	12,948	9,480	22,809	19,727
Total cost of sales	209,592	113,138	363,190	218,806
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	705	605	1,269	1,166
General and administrative expenses	13,773	5,990	18,868	10,095
Depreciation and amortization	474	487	948	979
Other operating expense (income), net	—	(136)	12	(219)
Total operating costs and expenses	224,544	120,084	384,287	230,827
Operating income	42,206	48,394	89,044	90,564
Interest expense, net	16,812	11,658	31,062	21,395
Income from equity method investments	(7,073)	(6,642)	(14,099)	(10,691)
Other income, net	(2)	(34)	(3)	(3)
Total non-operating expenses, net	9,737	4,982	16,960	10,701
Income before income tax expense	32,469	43,412	72,084	79,863
Income tax expense	305	166	406	350
Net income attributable to partners	$32,164	$43,246	$71,678	$79,513
Comprehensive income attributable to partners	$32,164	$43,246	$71,678	$79,513

Net income per limited partner unit:
Basic	$0.74	$1.00	$1.65	$1.83
Diluted	$0.74	$1.00	$1.65	$1.83

Weighted average limited partner units outstanding:
Basic	43,475,931	43,445,222	43,473,746	43,444,284
Diluted	43,502,983	43,460,366	43,491,796	43,453,806

Cash distributions per common limited partner unit	$0.985	$0.940	$1.965	$1.860
(1) See Note 3 for a description of our material affiliate revenue transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance at March 31, 2022	$170,696	$(277,218)	$(106,522)
Cash distributions	(8,980)	(33,624)	(42,604)
Net income attributable to partners	6,785	25,379	32,164
Other	110	393	503
Balance at June 30, 2022	$168,611	$(285,070)	$(116,459)

	Common - Public	Common - Delek Holdings	Total
Balance at March 31, 2021	$164,100	$(275,490)	$(111,390)
Cash distributions	(8,002)	(31,966)	(39,968)
Net income attributable to partners	8,666	34,580	43,246
Other	(86)	351	265
Balance at June 30, 2021	$164,678	$(272,525)	$(107,847)

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2021	$166,067	$(270,059)	$(103,992)
Cash distributions (1)	(17,550)	(67,454)	(85,004)
Net income attributable to partners	15,113	56,565	71,678
Delek Holdings unit sale to public	5,110	(5,110)	—
Other	(129)	988	859
Balance at June 30, 2022	$168,611	$(285,070)	$(116,459)
(1) Cash distributions include a nominal amount related to distribution equivalents on vested phantom units for the six months ended June 30, 2022.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	$164,614	$(272,915)	$(108,301)
Cash distributions	(15,916)	(63,585)	(79,501)
Net income attributable to partners	15,927	63,586	79,513
Other	53	389	442
Balance at June 30, 2021	$164,678	$(272,525)	$(107,847)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$71,678	$79,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,757	20,706
Non-cash lease expense	11,484	4,507
Amortization of customer contract intangible assets	3,606	3,606
Amortization of deferred revenue	(888)	(911)
Amortization of deferred financing costs and debt discount	1,776	1,325
Income from equity method investments	(14,099)	(10,691)
Dividends from equity method investments	13,717	8,311
Other non-cash adjustments	1,118	453
Changes in assets and liabilities:
Accounts receivable	300	(2,389)
Inventories and other current assets	263	524
Accounts payable and other current liabilities	(2,142)	295
Accounts receivable/payable to related parties	27,068	39,756
Non-current assets and liabilities, net	(4,581)	2,519
Net cash provided by operating activities	133,057	147,524
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,506)	(8,762)
Business Combination, net of cash acquired	(621,772)	—
Proceeds from sales of property, plant and equipment	11	219
Purchases of intangible assets	(3,797)	(675)
Distributions from equity method investments	1,737	5,400
Equity method investment contributions	—	(1,393)
Net cash used in investing activities	(659,327)	(5,211)
Cash flows from financing activities:
Distributions to common unitholders - public	(17,550)	(15,916)
Distributions to common unitholders - Delek Holdings	(67,454)	(63,585)
Proceeds from revolving credit facility	867,500	148,300
Payments on revolving credit facility	(244,600)	(606,100)
Proceeds from issuance of senior notes	—	400,000
Deferred financing costs paid	(701)	(6,326)
Payments on financing lease liabilities	(1,407)	(756)
Net cash provided by (used) in financing activities	535,788	(144,383)
Net increase (decrease) in cash and cash equivalents	9,518	(2,070)
Cash and cash equivalents at the beginning of the period	4,292	4,243
Cash and cash equivalents at the end of the period	$13,810	$2,173
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,275	$17,081
Income taxes	$40	$—
Non-cash investing activities:
Increase in accrued capital expenditures and other	$306	$1,557
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$8,433	$5,572
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
The Partnership is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). On April 8, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement (the “3 Bear Purchase Agreement”) with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”), related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “3 Bear Acquisition”). This transaction was completed on June 1, 2022 (the "Acquisition Date"). See Note 2 for further information.
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region.
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
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The adoption of this guidance does not have a material impact on the Partnership's condensed consolidated financial statements and related disclosures.

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2 - Acquisitions
3 Bear Acquisition
We completed the 3 Bear Acquisition on June 1, 2022 (the "Acquisition Date"), in which we acquired crude oil and natural gas gathering, processing, and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. The base purchase price for the 3 Bear Acquisition was $624.7 million, subject to adjustments for net working capital and closing indebtedness, as defined in the 3 Bear Purchase Agreement. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the DKL Credit Facility.
For the three and six months ended June 30, 2022, we incurred $6.2 million and $6.4 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Our consolidated financial and operating results reflect the 3 Bear Acquisition operations beginning June 1, 2022. Our results of operations included revenue and net income of $20.6 million and $1.5 million, respectively, for the period from June 1, 2022 through June 30, 2022 related to these operations.
The 3 Bear Acquisition was accounted for using the acquisition method of accounting, whereby the preliminary purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.
Determination of Purchase Price
The table below presents the estimated purchase price (in thousands):

Base purchase price:	$624,700
Less: closing net working capital (as defined in the 3 Bear Purchase Agreement) (1)	(250)
Less: closing indebtedness (as defined in the 3 Bear Purchase Agreement) (1)	(80,408)
Cash paid for the adjusted purchase price	544,042
Cash paid to payoff 3 Bear credit agreement (as defined in the 3 Bear Purchase Agreement)	80,408
Preliminary purchase price	$624,450
(1) These amounts are based upon estimates at closing, but are subject to a subsequent review and revision period pursuant to the 3 Bear Purchase Agreement at which time final settlements for these components will be determined. Such subsequent adjustments may result in changes to the preliminary purchase price.

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the 3 Bear Acquisition as of June 1, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,678
Accounts receivables, net	28,859
Inventories	1,831
Other current assets	986
Property, plant and equipment	382,800
Operating lease right-of-use assets	7,427
Goodwill	10,615
Customer relationship intangible, net (1)	210,000
Rights-of-way (1)	13,640
Other non-current assets	500
Total assets acquired	659,336

Liabilities assumed:
Accounts payable	8,020
Accrued expenses and other current liabilities	22,145
Current portion of operating lease liabilities	1,029
Asset retirement obligations	2,261
Operating lease liabilities, net of current portion	1,431
Total liabilities assumed	34,886
Fair value of net assets acquired	$624,450
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $210.0 million, which will be amortized over an 11.6-year useful life. We recognized amortization expense for the three and six months ended June 30, 2022 of $1.5 million. The estimated amortization is $18.0 million for each of the five succeeding fiscal years.
•Rights-of-way intangible valued at $13.6 million, which has an indefinite life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available, the final working capital adjustment is complete, and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of June 30, 2022. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
The fair value of property, plant and equipment was based on the combination of the cost and market approaches. Key assumptions in the cost approach include determining the replacement cost by evaluating recently published data and adjusting replacement cost for physical deterioration, functional and economic obsolescence. We used the market approach to measure the value of certain assets through an analysis of recent sales or offerings of comparable properties.
The fair value of customer relationships was based on the income approach. Key assumptions in the income approach include projected revenue attributable to customer relationships, attrition rate, operating margins and discount rates.
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.
The fair values of all other current assets and payables were equivalent to their carrying values due to their short-term nature.
The goodwill recognized in the 3 Bear Acquisition is primarily attributable to enhancing our third party revenues, further diversification of our customer and product mix, expanding our footprint into the Delaware basin and bolstering our Environmental, Social and Governance ("ESG") optionality through furthering carbon capture opportunities and greenhouse gas reduction projects currently underway. This goodwill is deductible for income tax purposes. Goodwill related to the 3 Bear Acquisition is included in the 3 Bear operations segment.

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Partnership assuming the 3 Bear Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the 3 Bear Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense and amortization of deferred financing costs associated with revolving credit facility borrowings incurred in connection with the 3 Bear Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair value of the acquired customer relationship intangibles, (iv) accounting policy alignment and (v) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the 3 Bear Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the 3 Bear Acquisition been effective as of the date presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2022	2021	2022	2021
Net sales	314,909	199,199	571,849	383,026
Net income attributable to partners	38,396	37,290	72,613	55,305
Net income per limited partner unit:
Basic income per unit	0.88	0.86	1.67	1.27
Diluted income per unit	0.88	0.86	1.67	1.27

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

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.6 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. We were reimbursed a nominal amount by Delek Holdings during the three and six months ended June 30, 2022. There were no reimbursements by Delek Holdings during the three and six months ended June 30, 2021. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2022, there was no receivable from related parties for these matters and a nominal receivable from related parties for these matters as of December 31, 2021. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and six month periods ended June 30, 2022. We were reimbursed a nominal amount for these matters in each of the three and six month periods ended June 30, 2021.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million and $0.8 million for the three and six months ended June 30, 2022 and 2021, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Summary of Transactions
Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, wholesale marketing and products terminalling services provided primarily to Delek Holdings based on regulated tariff rates or contractually based fees and product sales. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek Holdings, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek Holdings, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek Holdings for direct or allocated costs and expenses incurred by Delek Holdings on behalf of the Partnership and for charges Delek Holdings incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative expenses. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in cost of materials and other.
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$124,366	$88,722	$248,120	$184,916
Purchases from Affiliates	$143,730	$74,128	$249,615	$139,943
Operating and maintenance expenses	$11,787	$9,477	$23,263	$19,561
General and administrative expenses	$3,084	$1,994	$6,152	$4,113

Quarterly Cash Distributions
In February and May 2022, we paid quarterly cash distributions of $42.4 million and $42.6 million, respectively, of which $33.8 million and $33.6 million, respectively, were paid to Delek Holdings. In February and May 2021, we paid quarterly cash distributions of $39.5 million and $40.0 million, respectively, of which $31.6 million and $32.0 million, respectively, were paid to Delek Holdings. On July 25, 2022, our board of directors declared a quarterly cash distribution totaling $42.8 million, based on the available cash as of the date of determination, for the end of the second quarter of 2022, payable on August 11, 2022, of which $33.8 million is expected to be paid to Delek Holdings.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4 - Revenues
Within our pipeline and transportation and wholesale marketing and terminalling segments, we generate revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feed stocks; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 3 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $853.8 million net property, plant, and equipment balance as of June 30, 2022, $428.5 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
As of the 3 Bear Acquisition, our revenue-generating activities include crude oil and natural gas gathering, processing and transportation operations, as well as water disposal and recycling operations, with third parties in the Delaware Basin of New Mexico. For natural gas gathering and processing contracts in which we perform midstream services and also purchase the processed products, we determine if the economic control of the commodities has passed from the producer to us, before or after we perform our services (if at all), to determine whether we are principal or agent in the ultimate sale of the processed product. As a result of these activities, we generate two principal types of revenues:
•Product sales revenue - comprised of residual products as a result of our gathering services where 3 Bear meets the definition of the principal rather than an agent, and where such revenue is recognized upon satisfaction of the performance obligation, which is generally upon delivery
•Gathering services revenue - comprised of fees charged for one or more of the following services: gathering, processing and transportation of natural gas; gathering, transportation and storage of NGLs; gathering, recycling and disposal of wastewater; and transportation, storage and distribution of crude oil, refined products and other hydrocarbon-based products. The contractual fees are generally related to the volume of natural gas, NGLs, water, crude oil or refined products that are gathered, transported, stored or processed and therefore is not directly impacted by commodity prices.
The following tables represent a disaggregation of revenue for the pipeline and transportation and wholesale marketing and terminalling segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2022
	Pipelines and Transportation	Wholesale Marketing and Terminalling	3 Bear Operations	Consolidated
Service Revenue - Third Party	$5,312	$—	$4,600	$9,912
Service Revenue - Affiliate (1)	4,011	8,243	—	12,254
Product Revenue - Third Party	—	119,429	13,042	132,471
Product Revenue - Affiliate	—	26,843	2,962	29,805
Lease Revenue - Affiliate	71,283	11,025	—	82,308
Total Revenue	$80,606	$165,540	$20,604	$266,750
(1) Net of $1.8 million of amortization expense for the three months ended June 30, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$4,771	$137	$4,908
Service Revenue - Affiliate (1)	3,797	8,554	12,351
Product Revenue - Third Party	—	74,849	74,849
Product Revenue - Affiliate	—	3,741	3,741
Lease Revenue - Affiliate	61,867	10,762	72,629
Total Revenue	$70,435	$98,043	$168,478
(1) Net of $1.8 million of amortization expense for the three months ended June 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Six Months Ended June 30, 2022
	Pipelines and Transportation	Wholesale Marketing and Terminalling	3 Bear Operations	Consolidated
Service Revenue - Third Party	$10,095	$—	$4,600	$14,695
Service Revenue - Affiliate (1)	8,015	16,788	—	24,803
Product Revenue - Third Party	—	197,474	13,042	210,516
Product Revenue - Affiliate	—	58,589	2,962	61,551
Lease Revenue - Affiliate	138,301	23,465	—	161,766
Total Revenue	$156,411	$296,316	$20,604	$473,331
(1) Net of $3.6 million of amortization expense for the six months ended June 30, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Six Months Ended June 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$6,698	$219	$6,917
Service Revenue - Affiliate (1)	5,021	16,636	21,657
Product Revenue - Third Party	—	129,559	129,559
Product Revenue - Affiliate	—	20,128	20,128
Lease Revenue - Affiliate	123,691	19,439	143,130
Total Revenue	$135,410	$185,981	$321,391
(1) Net of $3.6 million of amortization expense for the six months ended June 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of June 30, 2022, we expect to recognize $1.4 billion in future lease revenues, for periods up to financial year 2030, related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$147,181
2023	286,587
2024	204,181
2025	178,876
2026 and thereafter	604,928
Total expected revenue on remaining performance obligations	$1,421,753

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5 - Net Income Per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of June 30, 2022, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended June 30, 2022 is August 11, 2022.
Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to partners	$32,164	$43,246	$71,678	$79,513
Less: Limited partners' distribution	42,832	40,846	85,436	80,814
Earnings in excess (deficit) of distributions	$(10,668)	$2,400	$(13,758)	$(1,301)

Limited partners' earnings on common units:
Distributions	$42,832	$40,846	$85,436	$80,814
Allocation of earnings in excess (deficit) of distributions	(10,668)	2,400	(13,758)	(1,301)
Total limited partners' earnings on common units	$32,164	$43,246	$71,678	$79,513

Weighted average limited partner units outstanding:
Basic	43,475,931	43,445,222	43,473,746	43,444,284
Diluted	43,502,983	43,460,366	43,491,796	43,453,806

Net income per limited partner unit:
Basic	$0.74	$1.00	$1.65	$1.83
Diluted (1)	$0.74	$1.00	$1.65	$1.83
(1) Outstanding common units totaling 2,153 and 1,083 were excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2022, respectively. Outstanding common units totaling 3,662 and 1,841 were excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2021, respectively.

Note 6 - Inventory
Inventories consisted of $3.7 million and $2.4 million of refined petroleum products as of June 30, 2022 and December 31, 2021, respectively, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

Note 7 - Long-Term Obligations
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under the Partnership’s existing debt instruments are as follows (in thousands):

	June 30, 2022	December 31, 2021
Delek Logistics 2028 Notes (1)	$394,746	$394,302
Delek Logistics Credit Facility (2)	880,281	258,000
Delek Logistics 2025 Notes (3)	247,156	246,668
	$1,522,183	$898,970
(1)Net of deferred financing costs of $5.3 million and $5.7 million at June 30, 2022 and December 31, 2021, respectively.
(2)Net of deferred financing costs of $0.6 million at June 30, 2022.
(3)Net of deferred financing costs of $2.2 million and $2.5 million and debt discount of $0.7 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2022, we had $400.0 million in outstanding principal amount under the 2028 Notes, and the effective interest rate was 7.40%.
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
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or Secured Overnight Financing Rate ("SOFR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers.
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At June 30, 2022, the weighted average interest rate for our borrowings under the facility was approximately 3.35%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2022, this fee was 0.30% per year.
In August 2020, the Partnership entered into a First Amendment to the DKL Credit Facility which, among other things, permitted the transfer of cash and equity consideration for the elimination of incentive distribution rights held by Delek Logistics GP, LLC, our general partner. It also modified the total leverage ratio and the senior leverage ratio (each as defined in the DKL Credit Facility) calculations to reduce the total funded debt (as defined in the DKL Credit Facility) component thereof by the total amount of unrestricted consolidated cash and cash equivalents on the balance sheet of the Partnership and its subsidiaries up to $20.0 million.
In May 2022, the Partnership entered into Second and Third Amendments to the DKL Credit Facility which, among other things, provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) with credit spread adjustments for 1-month and 3-month Term SOFR loans, and provided consent and flexibility related to the previously announced 3 Bear Acquisition with respect to certain covenants in the DKL Credit Facility. We believe we were in compliance with all covenant requirements as of June 30, 2022.
Further, on May 26, 2022, the Partnership entered into a Fourth Amendment (the “Fourth Amendment”) to the DKL Credit Facility. Among other things, the Fourth Amendment: (i) increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $150.0 million, for an aggregate amount of $1,000.0 million, (ii) increased the U.S. L/C Sublimit (as defined in the DKL

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Credit Facility) to an aggregate amount equal to $90.0 million and (iii) increased the U.S. Swing Line Sublimit (as defined in the DKL Credit Facility) to an aggregate amount equal to $18.0 million.
As of June 30, 2022, the Partnership had $880.9 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of June 30, 2022 were $119.1 million.
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
The Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 101.688% of the redeemed principal during the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
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
As of June 30, 2022, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of June 30, 2022, the effective interest rate related to the 2025 Notes was approximately 7.19%.

Note 8 - Equity
We had 9,173,369 common limited partner units held by the public outstanding as of June 30, 2022. Additionally, as of June 30, 2022, Delek Holdings owned an 78.9% limited partner interest in us, consisting of 34,311,278 common limited partner units.
On April 14, 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 29, 2022, which provides the Partnership the ability to offer up to $200.0 million of our common limited partner units from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.
On December 22, 2021, Delek Holdings issued a press release regarding a program to sell up to 434,590 common limited partner units representing limited partner interests in the Partnership. We did not sell any securities under this program and we did not receive any proceeds from the sale of the securities by Delek Holdings.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2021 through June 30, 2022.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2021	8,774,053	34,696,800	43,470,853
Unit-based compensation awards (1)	13,794	—	13,794
Delek Holdings resale of units	385,522	(385,522)	—
Balance at June 30, 2022	9,173,369	34,311,278	43,484,647
(1) Unit-based compensation awards are presented net of 2,184 units withheld for taxes as of June 30, 2022.

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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
June 30, 2021	$0.940	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$42,384	February 8, 2022	February 1, 2022
March 31, 2022	$0.980	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$42,832	August 11, 2022 (1)	August 4, 2022
(1) Expected date of distribution.

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of our general partner. Equity-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three and six months ended June 30, 2022 and 2021.
On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of startup capital pursuant to the Amended and Restated Limited Liability Company Agreement. Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project in 2020. During the six months ended June 30, 2022, we made no capital contributions. During the six months ended June 30, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	June 30, 2022	December 31, 2021
Current Assets	$32,290	$28,735
Non-current Assets	$399,005	$403,692
Current liabilities	$7,776	$10,040

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$21,449	$17,744	$44,135	$26,787
Gross profit	$13,665	$10,715	$29,266	$14,340
Operating income	$13,493	$10,556	$28,912	$13,995
Net income	$13,481	$10,551	$28,877	$13,990

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	June 30, 2022	December 31, 2021
Current assets	$17,166	$15,010
Non-current assets	$237,480	$242,599
Current liabilities	$2,735	$1,492

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$11,558	$13,600	$20,453	$23,226
Gross profit	$7,220	$8,739	$11,458	$13,705
Operating income	$6,622	$8,244	$10,190	$12,722
Net Income	$6,626	$8,544	$10,195	$12,723

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

	June 30, 2022	December 31, 2021
Red River	$144,775	$144,041
CP LLC	$61,480	$61,670
Andeavor Logistics	$42,420	$44,319

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

Note 11 - Segment Data
We aggregate our operating segments into four reportable segments: (i) pipelines and transportation; (ii) wholesale marketing and terminalling; (iii) 3 Bear operations; and (iv) investment in pipeline joint ventures. Based on the manner in which the Partnership’s Chief Operating Decision Maker (“CODM”) is currently reviewing the financial and operating information and metrics of the business of and for the three months ended June 30, 2022, inclusive of the 3 Bear Acquisition, the acquisition of 3 Bear resulted in a new operating segment as of and for the one month from the Acquisition Date through June 30, 2022, which is deemed to be reportable based on our quantitative assessment. While this new operating segment has certain common characteristics with our pipelines and transportation reportable segment, it also involves new operations (including natural gas gathering, processing and transportation as well as water disposal and recycling) and operates in new geographic location. Additionally, the Acquisition occurred in the last month of the quarter, and integration efforts continue to be in process as of June 30, 2022. For these reasons, the 3 Bear operating segment has been presented as a separate reportable segment as of and for the three months ended June 30, 2022. As we continue to integrate the 3 Bear operations in the coming quarters and refine how we manage those operations in the context of our overall business, it is possible that segment presentation could change.
Our operating segments adhere to the accounting policies used for our consolidated financial statements. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
measures the operating performance of each of its reportable segments based on segment contribution margin, with the exception of investments in pipeline joint ventures segment, which is measured based on net income. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization. The following is a summary of business segment operating performance as measured by contribution margin, with the exception of investments in pipeline joint ventures segment, which is measured based on equity method income (loss), for the periods indicated (in thousands):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pipelines and Transportation
Net revenues:
Affiliate	$75,294	$65,664	$146,316	$128,712
Third party	5,312	4,771	10,095	6,698
Total pipelines and transportation	80,606	70,435	156,411	135,410
Cost of materials and other	18,666	14,346	38,268	27,425
Operating expenses (excluding depreciation and amortization)	13,539	10,858	26,497	21,030
Segment contribution margin	$48,401	$45,231	$91,646	$86,955
Capital spending	$21,493	$1,531	$29,642	$7,376

Wholesale Marketing and Terminalling
Net revenues:
Affiliate	$46,110	$23,058	$98,842	$56,204
Third party	119,430	74,985	197,474	129,777
Total wholesale marketing and terminalling	165,540	98,043	296,316	185,981
Cost of materials and other	143,920	74,349	250,512	142,441
Operating expenses (excluding depreciation and amortization)	5,296	4,710	10,445	9,349
Segment contribution margin	$16,324	$18,984	$35,359	$34,191
Capital spending	$122	$1,060	$1,059	$3,014

3 Bear Operations
Net revenues:
Affiliate	$2,962	$—	$2,962	$—
Third party	$17,642	$—	$17,642	$—
Total 3 Bear	20,604	—	20,604	—
Cost of materials and other	13,774	—	13,774	—
Operating expenses (excluding depreciation and amortization)	2,154	—	2,154	—
Segment contribution margin	$4,676	$—	$4,676	$—
Capital spending	$5,111	$—	$5,111	$—

Investments in Pipeline Joint Ventures
Income from equity method investments	$7,073	$6,642	$14,099	$10,691
Equity method investments contributions	$—	$(14)	$—	$(1,393)

Consolidated
Net revenues:
Affiliate	$124,366	$88,722	$248,120	$184,916
Third party	142,384	79,756	225,211	136,475
Total Consolidated	266,750	168,478	473,331	321,391
Cost of materials and other	176,360	88,695	302,554	169,866
Operating expenses (excluding depreciation and amortization presented below)	20,989	15,568	39,096	30,379
Contribution margin	69,401	64,215	131,681	121,146
General and administrative expenses	13,773	5,990	18,868	10,095
Depreciation and amortization	13,422	9,967	23,757	20,706
Other operating expense (income), net	—	(136)	12	(219)
Operating income	42,206	48,394	89,044	90,564
Capital spending and capital contributions to equity method investments	$26,726	$2,591	$35,812	$10,390

The following table summarizes the total assets for each segment as of June 30, 2022 and December 31, 2021 (in thousands). Assets for each segment include property, plant and equipment, equity method investments, intangible assets and inventory.

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2022	December 31, 2021
Pipelines and transportation	$485,748	$452,690
Wholesale marketing and terminalling	192,105	211,723
3 Bear operations	647,531	—
Investments in pipeline joint ventures	248,675	250,030
Other (1)	35,236	20,628
Total assets	1,609,295	$935,071
(1) Other includes cash and cash equivalents and related party receivables and other assets which are recorded at the corporate level.

Property, plant and equipment, accumulated depreciation and depreciation expense for the Partnership's reportable segments, excluding the investment in pipeline joint ventures segment, as of and for the three and six months ended June 30, 2022 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	3 Bear Operations	Consolidated
Property, plant and equipment	$633,165	$120,745	$387,912	$1,141,822
Less: accumulated depreciation	(221,461)	(65,095)	(1,427)	(287,983)
Property, plant and equipment, net	$411,704	$55,650	$386,485	$853,839
Depreciation expense for the three months ended June 30, 2022	$7,884	$2,603	$1,427	$11,914
Depreciation expense for the six months ended June 30, 2022	$15,821	$5,001	$1,427	$22,249

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of June 30, 2022.

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

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Crude Oil and Other Releases
During the six months ended June 30, 2022, there were no significant releases.
In August 2021, a release of finished product from our Greenville pipeline occurred near Dixon, Texas (the "Greenville Dixon Release"). Cleanup operations, site maintenance and remediation on this release are currently on-going where such costs incurred as of June 30, 2022 totaled $3.9 million. The affected area is currently being treated to bring it to acceptable residential levels protective of groundwater. We believe additional costs associated with this release will be nominal.
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
For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2022 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of June 30, 2022, we have accrued a nominal amount for remediation and other such matters related to these releases.
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
During the three and six months ended June 30, 2022, we recorded $2.2 million of crude oil and other releases remediation expenses, net of reimbursable expenses. During the three and six months ended June 30, 2021, the crude oil and other releases remediation expenses, net of reimbursable costs, were immaterial.
Other Commitments
In connection with the Permian Gathering System Acquisition (formerly known as the Big Spring Gathering Acquisition), we agreed to expend $33.8 million to construct additional Receipt Points (the "Receipt Points") on our gathering pipeline at the request of Delek Holdings producers with which we have dedicated acreage agreements, to be owned and operated by the Partnership. Such Receipt Points, once completed, result in incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this acquisition. As of June 30, 2022, the Partnership had no remaining commitments under the Receipt Point construction provision of the Permian Gathering System Acquisition agreement. Additionally, both Delek Holdings and the Partnership continue to identify and secure dedicated acreage and producer agreements that require construction of receipt points and also provide the opportunity for additional pipeline volumes, but that are not required under the original commitment. Related to these incremental agreements, the Partnership has begun construction or otherwise separately committed to construct receipt points where the estimated remaining costs to complete totaled $53.0 million as of June 30, 2022, all of which is expected to be expended during 2022.

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14 - Leases
We lease certain pipeline, transportation and compressor equipment. Certain of our easements and rights-of-way are also subject to operating lease accounting. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Our leases do not have any outstanding renewal options. Certain leases also include options to purchase the leased equipment.
Certain of our lease agreements include rates based on equipment usage and others include rate inflationary indices based increases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Lease Cost (1)
Operating lease cost	$3,320	$3,365	$5,961	$6,109
Short-term lease cost	792	631	1,111	778
Variable lease costs	267	—	1,203	—
Total lease cost	$4,379	$3,996	$8,275	$6,887

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,320)	$(3,365)	$(5,961)	$(6,109)
Leased assets obtained in exchange for new operating lease liabilities	$8,433	$5,359	$8,433	$5,359

			Six Months Ended June 30,
			2022	2021

Weighted-average remaining lease term (years) for operating leases			3.4	3.5
Weighted-average discount rate (2) operating leases			5.9%	5.9%
Weighted-average remaining lease term (years) for financing lease			1.6	2.7
Weighted-average discount rate (2) financing lease			1.9%	1.8%
(1) Includes an immaterial amount of financing lease.
(2)Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On July 25, 2022, our general partner's board of directors declared a quarterly cash distribution of $0.985 per common limited partner unit, payable on August 11, 2022, to unitholders of record on August 4, 2022.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the COVID-19 Pandemic (or the "Pandemic") and the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, "OPEC+") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•risks related to realizing the anticipated benefits of the 3 Bear Acquisition and how the failure to do so could adversely affect our business, financial results and operations;
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

23 |

Management's Discussion and Analysis
•the effects of the military conflict that began with the Russian invasion of Ukraine (the "Russia-Ukraine War"), including the impact of sanctions brought by the United States and other countries against Russia or its allies;
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
•changes in the price of renewable identification numbers ("RINs") could affect our results of operations;
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

24 |

Management's Discussion and Analysis

Business Overview
The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties. We recently acquired 100% of the interest in 3 Bear Delaware Holding – NM, LLC ("3 Bear"), which expands our third-party revenue and includes crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico. We are currently in the process of integrating these operations into our existing businesses and assessing the long-term impact to our reportable segments. See “2022 Strategic Developments” and Note 2 for further information about this acquisition. A substantial majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, El Dorado and Big Spring refineries.
Business and Economic Environment Overview
During the second quarter 2022, the domestic oil and gas industry benefited from unprecedented conditions, including continued post-Pandemic demand exacerbated by global supply constraints. Crude oil supply constraints have persisted for a variety of reasons, including the continued effects from Pandemic-related refinery closures as well as the continuing impact of sanctions on Russian oil exports and transportation as a result of the ongoing Russia-Ukraine War. At the same time, supply chain constraints continue across industries, attributable to labor and driver shortages as well as lingering international trade tensions. These and other factors have triggered an inflationary environment, resulting in a 9.1% year-over-year increase in the Consumer Price Index for All Urban Consumers as of June 30, 2022, as well as significant increases across virtually every category (including food, utilities and motor fuel), with fuel oil and other fuels showing the largest twelve-month increase as of June 30, 2022 of 70.4% and motor fuel showing the second largest increase of 60.2%. To combat the inflationary environment, the Federal Reserve has raised interest rates 225 bps since January 2022, representing a 900% increase over the 0.25% fed funds rate which held steady for all of 2021. The stock market volatility is reflective of the stressed economic environment as well, with the S&P 500 and the Dow Industrial Average falling 11.9% and 10.3%. respectively, as of June 30, 2022, compared to June 30, 2021. For the broader market, debt and equity are generally expensive, while stock buy-backs may be at a bargain, while for the energy sector, there have been pockets of opportunity thanks to the strong energy-specific economics.
This environment provides unique opportunities for those midstream companies that have successfully weathered the Pandemic. Record-setting or near-record crack spreads and continued supply-constrained demand should continue to prompt exploration and production as well as refining utilization. Additionally, midstream companies, many of which have built-in recessionary protections as a result of minimum volume commitments on throughput and dedicated acreage agreements, are positioned to capitalize on increased gathering opportunities and run barrels through logistics assets at higher utilization than the minimums during this period. Furthermore, because of this favorability, well-positioned midstream and downstream players can potentially take advantage of capital markets when the timing is right. Likewise, strategic acquisitions in midstream can be particularly favorable, because of that built-in recessionary protection.
In June 2022, we successfully closed on an acquisition that expands our gathering footprint into the Delaware sub-basin of the Permian, and expands our product offering to include natural gas gathering and processing as well as wastewater processing and disposal. This acquisition not only diversifies our logistics customer base to include significantly more third-party customers, it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. While the incremental contribution margin for the second quarter only included one month, we expect that the acquisition will be immediately accretive, delivering incremental contribution margin and cash flows attributable to existing long-term dedicated acreage agreements as well as some contracts with minimum volume commitments. Additionally, the Delaware sub-basin is one of the most prolific drilling locations in the U.S., providing us significant opportunity for expanded gathering and processing as the producers ramp up production.
Our Reporting Segments and Assets
As of June 30, 2022, our business consists of the following four reportable segments:

Pipelines and Transportation
The operational assets and investments in our pipelines and transportation segment consist of pipelines, tanks, offloading facilities, trucks and ancillary assets, which provide crude oil gathering and crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.
The Partnership generates revenue in its pipelines and transportation segment by charging fees to customers, generally based on throughput or other relevant volumetric measures, for services associated with gathering, transporting, offloading and storing crude oil and refined

25 |

Management's Discussion and Analysis
products. Furthermore, a substantial majority of our pipelines and transportation segment revenues (and also contribution margin) is derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek Holdings and third parties are indexed to inflation-based indices. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically on July 1 of each year, by the amount of any change in various inflation-based indices, including FERC, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

Wholesale Marketing and Terminalling
The operational assets in our wholesale marketing and terminalling segment consist of refined products terminals and pipelines in Texas, Tennessee, Arkansas and Oklahoma. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler and Big Spring refineries, engaging in wholesale activity at our terminals in West Texas and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined products terminals to independent third parties and Delek Holdings.
Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek’s refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of commodity and refined product prices in our West Texas operations, which depend on many factors, including demand and supply of refined products in the West Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. Effective March 1, 2018, this segment also includes certain wholesale marketing and terminalling assets acquired from Delek, primarily located at or adjacent to the Big Spring Refinery. As of March 31, 2022, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery and the Big Spring Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek.

3 Bear Operations
The operational assets in our 3 Bear operations segment, which we acquired in connection with the 3 Bear Acquisition, consist of approximately 485 miles of pipelines, 88 million cubic feet ("MMCf") per day ("MMCf/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity. These assets support 3 Bear’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. Additionally, the combination of these services provides a comprehensive, integrated midstream service offering to producers.
With respect to our newly acquired 3 Bear operations segment, we generate two principal types of revenues:
•Product sales - comprised of residual products as a result of our gathering services where 3 Bear meets the definition of the principal rather than an agent, and where such revenue is recognized upon satisfaction of the performance obligation, which is generally upon delivery
•Gathering and processing services - comprised of fees charged for one or more of the following services under dedicated acreage and other long-term fee-based contracts: gathering, processing and transportation of natural gas; gathering, transportation and storage of NGLs; gathering, recycling and disposal of wastewater; and transportation, storage and distribution of crude oil, and other hydrocarbon-based products. The contractual fees are generally related to the volume of natural gas, NGLs, water, crude oil that is gathered, transported, stored or processed and therefore is not directly impacted by commodity prices.

Investments in Pipeline Joint Ventures
The Partnership owns a portion of three joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets, which provide crude oil and refined product pipeline transportation to third parties and subsidiaries of Delek Holdings.
Because the 3 Bear Acquisition occurred in the last month of the quarter, integration efforts continue to be in process as of June 30, 2022. In connection with those efforts, management is continuing to: (1) review, refine and integrate operational and management reporting processes, controls, policies and procedures for the acquired operations; (2) develop an operator-view understanding of the nature of the acquired operations and the similarity/dissimilarity compared to our legacy operating segments; and (3) to evaluate the nature and level of discrete financial information on results of operations that will ultimately be used to manage the acquired operations on a long-term basis. As a result, it is possible that segment presentation could change in the near term and that such changes could include the creation of new or different reportable segments or changes to the view of aggregation into existing reportable segments which are not yet determinable.

26 |

Management's Discussion and Analysis
2022 Strategic Developments
3 Bear Acquisition
On June 1, 2022, the Partnership, through its subsidiary DKL Delaware Gathering, LLC, acquired 100% of the limited liability company interests in 3 Bear related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "3 Bear Acquisition"). The preliminary purchase price for 3 Bear was $624.5 million, subject to customary closing adjustments. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the Partnership's existing credit agreement. Through this strategic transaction, the Partnership expects to significantly increase its third party revenue and further diversify its customer and product mix, expand its footprint into the Delaware sub-basin of the Permian, and provide immediate accretion to Distributable Cash Flow. Additionally, we believe the addition of 3 Bear may provide access to expanded carbon capture opportunities.
Amendments to DKL Credit Facility
In May 2022, we entered into Second and Third Amendments to our Third Amended and Restated Credit Agreement, which provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) and also amended certain financial covenant calculations in order to provide flexibility in connection with the timing of the 3 Bear Acquisition. Additionally, on May 26, 2022, we entered into a Fourth Amendment to Third Amended and Restated Credit Agreement to (i) increase the U.S. Revolving Credit Commitments (as defined in the Credit Agreement) by an amount equal to $150 million under an existing accordion feature, for an aggregate amount of commitments under our Existing Credit Agreement of $1 billion, (ii) increase the U.S. L/C Sublimit (as defined in the Credit Agreement) to an aggregate amount equal to $90 million and (iii) increase the U.S. Swing Line Sublimit (as defined in the Credit Agreement) to an aggregate amount equal to $18 million. The exercise of the accordion feature gave us the flexibility to utilize borrowings under the Credit Agreement to help fund the acquisition of 3 Bear while continuing to maintain sufficient availability to continue to effectively manage our working capital needs and liquidity risk, and to evaluate longer term capitalization strategies.
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
Connectors Expansion Project
In connection with the Permian Gathering System Acquisition (formerly known as the Big Spring Gathering Acquisition), we agreed to expend $33.8 million to construct additional Receipt Points to our gathering pipeline at the request of Delek Holdings producers with which we have dedicated acreage agreements, to be owned and operated by the Partnership. Such Receipt Points, once completed, result in incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this Acquisition. Additionally, both Delek Holdings and the Partnership continue to identify and secure dedicated acreage and producer agreements that require construction of receipt points and also provide the opportunity for additional pipeline volumes, but that are not required under the original commitment. Related to these incremental agreements, the Partnership has begun construction or otherwise separately committed to construct receipt points where the estimated remaining costs to complete totaled $53.0 million as of June 30, 2022, all of which is expected to be expended during 2022. See Note 13 for additional information.
Inflation Adjustments
On July 1, 2022, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased by approximately 8.7%, which was the amount of the change in the FERC oil pipeline index. The tariff on FERC regulated system acquired from 3 Bear has historically been adjusted as of January 1 each year. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 7.1% and the fees that are subject to adjustments using the producer price index increased approximately 10.8%.

27 |

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
Other Transactions with Delek Holdings
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

Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil, natural gas, natural gas liquids ("NGLs"), refined products, and produced water that we handle in our pipeline, transportation, terminalling, storage and marketing operations. These volumes are primarily affected by the supply of and demand for crude oil, natural gas, NGLs, intermediate and refined products in the markets served directly or indirectly by our assets. Although Delek Holdings has committed to minimum volumes under certain of the commercial agreements, as described above, our results of operations will be impacted by:
•Utilization of our assets in excess of minimum volume commitments;
•our ability to identify and execute acquisitions and organic expansion projects, and capture incremental volume increases from Delek Holdings or third parties;
•our ability to increase throughput volumes at our refined products terminals and provide additional ancillary services at those terminals;
•our ability to identify and serve new customers in our marketing and trucking operations;
•our ability to successfully integrate the 3 Bear business and to successfully realize the anticipated benefits of the financial and operating synergies of the 3 Bear Acquisition, including our ability to serve existing customers and to identify and serve new customers in those related lines of business and geographic location; and
•our ability to make connections to third-party facilities and pipelines.

28 |

Management's Discussion and Analysis

Contribution Margin per Barrel
Because we do not allocate general and administrative expenses by segment, we measure the performance of our operating segments by the amount of contribution margin as generated in operations, except for the investments in pipeline joint ventures segment. Contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization.
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

Cost of Materials and Other
These costs include:

(i)all costs of purchased refined products in our wholesale marketing and terminalling segment, as well as additives and related transportation of such products;	(iii) the cost of pipeline capacity leased from any third parties; (iv) gains and losses related to our commodity hedging activities; and
(ii)costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance;
(v) all costs of natural gas purchases and other direct cost of product sales in our 3 Bear operations segment, including costs associate with condensate and skim oil, and to the extent applicable, the related transportation of such products.

Financing
The Partnership has declared a cash distribution to its unitholders at a distribution rate of $0.985 per unit for the quarter ended June 30, 2022 ($3.94 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the accompanying condensed consolidated financial statements for further discussion.
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

29 |

Management's Discussion and Analysis

Market Trends
Fluctuations in crude oil, natural gas and NGLs prices and the prices of related refined and other hydrocarbon products impact our operations and the operations of other master limited partnerships in the midstream energy sector. For example, the prices of each of these products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Exploration and production activities have a direct impact on volumes transported through our gathering assets in the geologic basins in which we operate. Additionally, the demand for hydrocarbon-based refined products and related crack spreads significantly impact production decisions of our refining customers and likewise throughputs on our pipelines and other logistics assets. Finally, fluctuations in demand and commodity prices for refined products, as well as the value attributable to RINs, directly impacts our wholesale marketing operations, where we are subject to short-term commodity price fluctuations at the rack.
Most of the logistics services we provide (including pipelines and transportation, gathering and processing services) are subject to long-term fee-based contracts with minimum volume commitments or long-term dedicated acreage agreements which mitigate most of our short-term financial risk to price and demand volatility. However, sustained depressed demand/prices over the longer term could not only curb exploration and production expansion opportunities under our agreements, it could also impact our customers' willingness or ability to renew commercial agreements or result in liquidity or credit constraints that could impact our longer term relationship with them. That said, our recent acquisition of 3 Bear improved both our customer and geographic diversification which lowers concentration risk in those areas, in addition to adding service offerings to our portfolio. Furthermore, our dedicated acreage agreements provide significant growth opportunities in strong economic conditions (e.g., high demand/high commodity prices) without incremental customer acquisition cost. Given all of these factors, we believe that we continue to be strategically positioned, even in tougher market conditions, to sustain positive operating results and cash flows and to continue developing profitable growth projects that are needed to support future distribution growth.
During the three and six months ended June 30, 2022, the U.S. economic activity continued to recover resulting in increases in consumption and demand for crude oil, natural gas and refined products, although the on-going COVID-19 Pandemic and the pervasive inflationary environment (as well as the potential for additional regulatory response) continue to create uncertainty in the markets. Compared to the three months ended June 30, 2021, we have a seen a steady increase in average quarterly crude oil prices. The average price of crude oil (WTI Cushing) was $108.74 per barrel for the three months ended June 30, 2022, compared to $66.19 for the three months ended June 30, 2021. Additionally, average gasoline prices increased to $3.40 for the three months ended June 30, 2022, compared to $1.99 for the three months ended June 30, 2021, and average diesel prices increased to $3.98 for the three months ended June 30, 2022, compared to $1.95 for the three months ended June 30, 2021. As we continue our integration of the 3 Bear operations, we look forward to also benefiting from periods of strong demand for natural gas and NGLs, where average natural gas prices were $7.17 at Henry Hub and $6.23 at Waha during the three months ended June 30, 2021.
Market Outlook for the Remainder of 2022
As we look to the remainder of the year, commodity markets are predicting a decline in demand as consumer purchasing continues to be eroded by inflation combined with the expectation that the federal reserve may continue to raise interest rates in response. Such conditions could spell the declaration of an official recession, which may upend markets in unexpected ways and make capital more difficult to come by. However, due to years of global underinvestment in oil production and the possibility of continued sanctions on Russia, supply-constrained demand for oil and related commodity prices may continue to be strong, sitting at or near the higher end of the life-cycle. That said, domestic regulatory intervention could put pressure on profits of oil companies and may have unanticipated effects on the commodities markets and capital markets, as well as on exploration and production activities. For these reasons, we continue to position the Company to expand our third-party revenue diversification as well as our midstream footprint and product offerings to take advantage of favorable volume environments while working to ensure steady-stream minimum volume income streams and cash flows that will provide sustainability in periods of market disruption. Additionally, we will continue to balance the cost of debt and cost of equity while continuing to exercise a longer term sustainable view of capital allocation.
From a geographic positioning perspective, absent government intervention, industry analysts expect the Brent, a global benchmark crude, to WTI differential to continue to be favorable for domestic exports throughout 2022, including the U.S. Gulf Coast region. Furthermore, while the likelihood of a favorable Midland-Cushing differential is constrained by overbuilt pipeline capacity, significant export developments and other factors could quickly shift differentials to be more favorable to our Permian-heavy gathering and logistics positioning.
The charts on the following page provide historical commodity pricing statistics for crude oil, refined product and natural gas.

30 |

Management's Discussion and Analysis

31 |

Management's Discussion and Analysis
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting estimates as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting estimates include estimates related to equity method investments impairment assessment. Additionally, we have identified the following critical accounting policy that impacts the six months ended June 30, 2022:
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
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
We believe that the presentation of EBITDA and distributable cash flow provide information useful to investors in assessing our financial condition and results of operations and assists in evaluating our ongoing operating performance for current and comparative periods. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other partnerships in our industry, our definitions of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other partnerships, thereby diminishing their utility. For a reconciliation of EBITDA and distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, please refer to "Results of Operations" below.

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
The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Pipelines and transportation	$80,606	$70,435	$156,411	$135,410
Wholesale marketing and terminalling	165,540	98,043	296,316	185,981
3 Bear	20,604	—	20,604	—
Total	266,750	168,478	473,331	321,391
Operating costs and expenses:
Cost of materials and other	176,360	88,695	302,554	169,866
Operating expenses (excluding depreciation and amortization)	20,989	15,568	39,096	30,379
General and administrative expenses	13,773	5,990	18,868	10,095
Depreciation and amortization	13,422	9,967	23,757	20,706
Other operating expense (income), net	—	(136)	12	(219)
Total operating costs and expenses	224,544	120,084	384,287	230,827
Operating income	42,206	48,394	89,044	90,564
Interest expense, net	16,812	11,658	31,062	21,395
Income from equity method investments	(7,073)	(6,642)	(14,099)	(10,691)
Other (income) expense, net	(2)	(34)	(3)	(3)
Total non-operating costs and expenses	9,737	4,982	16,960	10,701
Income before income tax expense	32,469	43,412	72,084	79,863
Income tax (benefit) expense	305	166	406	350
Net income attributable to partners	$32,164	$43,246	$71,678	$79,513

EBITDA(1)	$64,506	$66,840	$130,509	$125,570

Net income per limited partner unit:
Basic	$0.74	$1.00	$1.65	$1.83
Diluted	$0.74	$1.00	$1.65	$1.83

Weighted average limited partner units outstanding:
Basic	43,475,931	43,445,222	43,473,746	43,444,284
Diluted	43,502,983	43,460,366	43,491,796	43,453,806
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

33 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$32,164	$43,246	$71,678	$79,513
Add:
Income tax expense	305	166	406	350
Depreciation and amortization	13,422	9,967	23,757	20,706
Amortization of marketing contract intangible asset	1,803	1,803	3,606	3,606
Interest expense, net	16,812	11,658	31,062	21,395
EBITDA (1)	$64,506	$66,840	$130,509	$125,570
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$85,137	$85,792	$133,057	$147,524
Changes in assets and liabilities	(26,920)	(29,842)	(20,908)	(40,705)
Distributions from equity method investments in investing activities	1,187	1,476	1,737	5,400
Non-cash lease expense	(9,686)	(2,489)	(11,484)	(4,507)
Maintenance and regulatory capital expenditures (1)	(233)	(1,133)	(1,040)	(2,862)
Reimbursement from (refund to) Delek Holdings for capital expenditures (2)	1	4	(14)	1,577
Accretion of asset retirement obligations	(123)	(115)	(247)	(230)
Deferred income taxes	—	—	—	(65)
Gain (loss) on sale of assets	—	136	(12)	219
Distributable cash flow (3)	$49,363	$53,829	$101,089	$106,351

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

(2)
For the three and six month periods ended June 30, 2022 and 2021, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

(3)	For a definition of distributable cash flow, please see "Non-GAAP Measures" above.

34 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenues:
Affiliates	$124,366	$88,722	$248,120	$184,916
Third-Party	142,384	79,756	225,211	136,475
Total Consolidated	266,750	168,478	473,331	321,391
Cost of materials and other	176,360	88,695	302,554	169,866
Operating expenses (excluding depreciation and amortization presented below)	20,989	15,568	39,096	30,379
Contribution margin	69,401	64,215	131,681	121,146
General and administrative expenses	13,773	5,990	18,868	10,095
Depreciation and amortization	13,422	9,967	23,757	20,706
Other operating expense (income), net	—	(136)	12	(219)
Operating income	$42,206	$48,394	$89,044	$90,564

Net Revenues
Q2 2022 vs. Q2 2021
Net revenues increased by $98.3 million, or 58.3%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increased revenues of $17.6 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022; and
•increases in the average sales prices per gallon of gasoline and diesel sold and volumes of gasoline sold, partially offset by a decrease in the volumes of diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $1.33 per gallon and $2.05 per gallon, respectively; and
◦the volumes of gasoline sold increased by 2.2 million gallons, partially offset by a 0.4 million gallons decrease in the volumes of diesel sold.
•increases in pipeline throughputs, where the second quarter of 2021 was negatively impacted by the Pandemic as well as severe weather events occurring in the first quarter of 2021 impacting Delek Holdings.
YTD 2022 vs. YTD 2021
Net revenues increased by $151.9 million, or 47.3%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increased revenues of $17.6 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022;
•increases in the average sales prices per gallon of gasoline and diesel sold and volume of diesel sold, partially offset by decrease in the volume of gasoline sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $1.16 per gallon and $1.64 per gallon, respectively; and
◦the average volume of gasoline sold decreased by 1.2 million gallons and the volume of diesel sold increased by 2.9 million gallons.
•increases in pipeline throughputs, where the first half of 2021 was negatively impacted by the Pandemic as well as severe weather events impacting Delek Holdings.

35 |

Management's Discussion and Analysis
Cost of Materials and Other
Q2 2022 vs. Q2 2021
Cost of materials and other increased by $87.7 million, or 98.8%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increase in costs of materials and other totaling $13.8 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022; and
•increases in the average cost per gallon of gasoline and diesel sold and volumes of gasoline sold, partially offset by a decrease in the volumes of diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.35 per gallon and $2.04 per gallon, respectively; and
◦the volumes of gasoline sold increased by 2.2 million gallons, partially offset by a 0.4 million gallons decrease in the volumes of diesel sold.
YTD 2022 vs. YTD 2021
Cost of materials and other increased by $132.7 million, or 78.1%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increase in costs of materials and other totaling $13.8 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022; and
•increases in the average cost per gallon of gasoline and diesel sold and the volume of diesel sold, partially offset by decrease in the volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $1.18 per gallon and $1.64 per gallon, respectively; and
◦the volume of gasoline sold decreased by 1.2 million gallons and the volume of diesel sold increased by 2.9 million gallons.

Operating Expenses
Q2 2022 vs. Q2 2021
Operating expenses increased by $5.4 million, or 34.8%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increase due to additional expenses associated with 3 Bear, which was acquired on June 1, 2022;
•increases in employee and outside service costs after cost cutting measures previously implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs, due to higher natural gas prices; and
•increases in utilities, maintenance and other variable expenses due to higher throughput.
YTD 2022 vs. YTD 2021
Operating expenses increased by $8.7 million, or 28.7%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increase due to additional expenses associated with 3 Bear, which was acquired on June 1, 2022;
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

General and Administrative Expenses
Q2 2022 vs. Q2 2021
General and administrative expenses increased by $7.8 million, or 129.9%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by an increase in outside services costs primarily associated with the 3 Bear Acquisition.
YTD 2022 vs. YTD 2021
General and administrative expenses increased by $8.8 million, or 86.9%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by transaction costs incurred in connection with the 3 Bear Acquisition.

36 |

Management's Discussion and Analysis
Depreciation and Amortization
Q2 2022 vs. Q2 2021
Depreciation and amortization increased by $3.5 million, or 34.7%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the 3 Bear Acquisition.
YTD 2022 vs. YTD 2021
Depreciation and amortization increased by $3.1 million, or 14.7%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the 3 Bear Acquisition.

Interest Expense
Q2 2022 vs. Q2 2021
During the second quarter of 2022 we incurred $16.8 million of interest expense, compared to $11.7 million during the second quarter of 2021, an increase of $5.2 million, or 44.2%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility to fund the 3 Bear Acquisition; and
•higher fixed rate interest on the 2028 Notes during the second quarter of 2022 compared to our floating interest rates under the DKL Credit Facility.
YTD 2022 vs. YTD 2021
During the six months ended June 30, 2022 we incurred $31.1 million of interest expense, compared to $21.4 million during the six months ended June 30, 2021, an increase of $9.7 million, or 45.2%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility to fund the 3 Bear Acquisition;
•higher fixed rate interest on the 2028 Notes compared to our floating interest rates under the DKL Credit Facility; and
•increase in floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q2 2022 vs. Q2 2021
We recognized income of $7.1 million from equity method investments during the second quarter of 2022 compared to $6.6 million for the second quarter of 2021, an increase of $0.4 million, or 6.5%. This increase was primarily driven by the following:
•increase in income from our Red River equity method investment due to higher throughput volumes and resulting revenue increases.
YTD 2022 vs. YTD 2021
During the six months ended June 30, 2022 we recognized income of $14.1 million from equity method investments, compared to $10.7 million for the six months ended June 30, 2021, an increase of $3.4 million, or 31.9%. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•partially offset by decrease in income from Rio equity method investment.

37 |

Management's Discussion and Analysis
Operating Segments
Our business consists of four reportable segments: (i) pipelines and transportation; (ii) wholesale marketing and terminalling; (iii) 3 Bear; and (iv) investment in pipeline joint ventures.
We review operating results in the following two reportable segments on a disaggregated basis: (i) pipelines and transportation and (ii) wholesale marketing and terminalling. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. The 3 Bear operations segment was added as a new reportable segment in the second quarter of 2022 in connection with the acquisition of this business on June 1, 2022 and includes the results of operations and cash flows of 3 Bear beginning on June 1, 2022. The Partnership is in the process of identifying its long-term plan for integrating 3 Bear into its existing segments and as a result, the Partnership’s operating segments may change in the near future. Management measures the operating performance of these reportable segments based on the segment contribution margin. Segment reporting is discussed in more detail in Note 11 to our accompanying condensed consolidated financial statements.
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

•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines and storage assets acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Permian Gathering Assets Acquisition
•assets acquired in the Trucking Assets Acquisition
•264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and six months ended June 30, 2022 and 2021:

Pipelines and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenues:
Affiliates	$75,294	$65,664	$146,316	$128,712
Third-Party	5,312	4,771	10,095	6,698
Total Pipelines and Transportation	80,606	70,435	156,411	135,410
Cost of materials and other	18,666	14,346	38,268	27,425
Operating expenses (excluding depreciation and amortization presented below)	13,539	10,858	26,497	21,030
Segment contribution margin	$48,401	$45,231	$91,646	$86,955

Throughputs (average bpd)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
El Dorado Assets:
Crude pipelines (non-gathered)	84,699	53,316	78,818	48,743
Refined products pipelines to Enterprise Systems	64,821	39,193	62,186	32,806
El Dorado Gathering System	17,961	17,430	17,064	14,670
East Texas Crude Logistics System	19,942	27,497	18,010	26,790
Permian Gathering System (1)	101,236	79,589	100,783	76,672
Plains Connection System	154,086	122,529	158,025	115,484
Trucking Assets	15,679	10,314	12,510	10,251
(1) Formerly known as the Big Spring Gathering System. Excludes volumes that are being temporarily transported via trucks while connectors are under construction.

38 |

Management's Discussion and Analysis
Comparison of the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net Revenues
Q2 2022 vs. Q2 2021
Net revenues for the pipelines and transportation segment increased by $10.2 million, or 14.4%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increases in throughputs, where the first quarter of 2021 was negatively impacted by the Pandemic as well as severe weather events impacting Delek Holdings.
YTD 2022 vs. YTD 2021
Net revenues for the pipelines and transportation segment increased by $21.0 million, or 15.5%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increased revenues associated with the Slurry Clarifying Services Agreement, which was effective January 1, 2022;
•increases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate and increases in throughputs at the Paline Pipeline due to scheduled pipeline maintenance during six months ended June 30, 2021 compared to the six months ended June 30, 2022; and
•increased revenues at our BSR Crude Pipeline, as a result of Luther Station becoming operational in 2021.

Cost of Materials and Other
Q2 2022 vs. Q2 2021
Cost of materials and other for the pipelines and transportation segment increased by $4.3 million, or 30.1%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expenses proportionate to increase in fees, insurance, supplies and maintenance expenses.
YTD 2022 vs. YTD 2021
Cost of materials and other for the pipelines and transportation segment increased by $10.8 million, or 39.5%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q2 2022 vs. Q2 2021
Operating expenses for the pipelines and transportation segment increased by $2.7 million, or 24.7%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increase in employee and outside service costs compared to same period prior year when cost cutting measures were implemented to respond to the COVID-19 Pandemic including delaying non-essential projects;
•increase in energy costs due to higher natural gas prices; and
•increase in utilities and other variable expenses due to higher throughputs.
YTD 2022 vs. YTD 2021
Operating expenses for the pipelines and transportation segment increased by $5.5 million, or 26.0%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in employee and outside service costs.

39 |

Management's Discussion and Analysis
Contribution Margin
Q2 2022 vs. Q2 2021
Contribution margin for the pipelines and transportation segment increased by $3.2 million, or 7.0%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increases in revenue due to higher throughput volumes as explained above; and
•partially offset by increases in operating expenses.
YTD 2022 vs. YTD 2021
Contribution margin for the pipelines and transportation segment increased by $4.7 million, or 5.4%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in revenue due to higher throughput volumes as explained above; and
•partially offset by increases in operating expenses.

40 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties.
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2022 and 2021:

Wholesale Marketing and Terminalling
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Revenues:
Affiliates	$46,110	$23,058	$98,842	$56,204
Third-Party	119,430	74,985	197,474	129,777
Total Wholesale Marketing and Terminalling	165,540	98,043	296,316	185,981
Cost of materials and other	143,920	74,349	250,512	142,441
Operating expenses (excluding depreciation and amortization presented below)	5,296	4,710	10,445	9,349
Segment contribution margin	$16,324	$18,984	$35,359	$34,191

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
East Texas - Tyler Refinery sales volumes (average bpd) (1)	63,502	74,565	67,021	73,271
Big Spring marketing throughputs (average bpd)	78,634	75,136	77,100	74,038
West Texas marketing throughputs (average bpd)	10,073	9,395	9,994	9,765
West Texas gross margin per barrel	$2.67	$4.24	$2.85	$3.81
Terminalling throughputs (average bpd) (2)	130,002	139,987	136,808	142,250

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Net Revenues
Q2 2022 vs. Q2 2021
Net revenues for the wholesale marketing and terminalling segment increased by $67.5 million, or 68.8%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increases in the average sales prices per gallon and average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $1.33 per gallon and $2.05 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 2.2 million gallons and 0.4 million gallons, respectively.
YTD 2022 vs. YTD 2021
Net revenues for the wholesale marketing and terminalling segment increased by $110.3 million, or 59.3%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and the average volume of diesel sold, partially offset by decrease in the average volume of gasoline sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $1.16 per gallon and $1.64 per gallon, respectively; and
◦the average volume of gasoline sold decreased by 1.2 million gallons and the average volume of diesel sold increased by 2.9 million gallons.

41 |

Management's Discussion and Analysis
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q2 2022 vs. Q2 2021
Cost of materials and other for our wholesale marketing and terminalling segment increased by $69.6 million, or 93.6%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increases in the average cost per gallon and average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.35 per gallon and $2.04 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 2.2 million gallons and 0.4 million gallons, respectively.
YTD 2022 vs. YTD 2021
Cost of materials and other for our wholesale marketing and terminalling segment increased by $108.1 million, or 75.9%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold and the average volume of diesel sold, partially offset by decrease in the average volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $1.18 per gallon and $1.64 per gallon, respectively; and

42 |

Management's Discussion and Analysis
◦the average volume of gasoline sold decreased by 1.2 million gallons and the average volume of diesel sold increased by 2.9 million gallons.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three and six months ended June 30, 2022 and 2021. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Changes in operating expenses for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were immaterial.

Contribution Margin
Q2 2022 vs. Q2 2021
Contribution margin for the wholesale marketing and terminalling segment decreased by $2.7 million, or 14.0%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by an increase in cost of materials and other due to increases in average cost per gallon of diesel and gasoline sold as described above. Such decreases were offset by an increase in revenue due to increases in average price per gallon of diesel and gasoline as described above.
YTD 2022 vs. YTD 2021
The increase of $1.2 million, or 3.4%, in contribution margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to the following:
•increases in revenue due to increases in average sales prices per gallon of diesel and gasoline sold; and
•partially offset by increases in cost of materials and other due to increases in average cost per gallon of diesel and gasoline sold and increases in operating expenses.

43 |

Management's Discussion and Analysis
3 Bear Operations

3 Bear Operations
Period from June 1 through June 30, 2022
Net Revenues:
Affiliates	$2,962
Third-Party	17,642
Total net revenues	20,604
Cost of materials and other	13,774
Operating expenses (excluding depreciation and amortization presented below)	2,154
Segment contribution margin	$4,676

Volumes
Period from June 1 through June 30, 2022

Natural Gas Gathering and Processing (Mcfd(1))	51,292
Crude Oil Gathering (bpd(2))	78,011
Water Disposal and Recycling (bpd(2))	57,625
(1) Mcfd - average thousand cubic feet per day.
(2) bpd - average barrels per day.

The 3 Bear operations segment includes the results of operations associated with crude oil and natural gas gathering, processing and transportation operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, since the Acquisition Date, or June 1, 2022. As a result, there is no comparative financial and operating data related to the three months and six months ended June 30, 2021, and the Partnership's consolidated results of operations for the three and six months ended June 30, 2022 only reflect one month of segment operations.
The revenues and contribution margin for the one-month period from the Acquisition Date through June 30, 2022 are largely driven by production volumes and gathering activities during the month, which are a function of both producer activities as well as our capacity, subject to the dedicated acreage agreements and the portions of acreage which have been developed, the extent to which connection points and interconnects have been brought on-line, and the extent to which maintenance or other planned or unplanned operational disruptions may occur. While the strong demand for crude oil and associated products have led to strong levels of production, we performed certain turnaround activities on our Libby plant associated with the expansion project during the month ended June 30, 2022 which reduced volumes of gathered natural gas and related wastewater during the month, and likewise reduced related product sales volumes, though favorable prices on condensate and skim oil largely offset product sales volume decreases. While periodic maintenance or other temporary disruptions may occur, the specific maintenance activities impacting these results were completed during June.
See Note 2 for information related to the acquisition and for pro forma financials for the three and six months ended June 30, 2022. Refer to Consolidated Results of Operations above for details and discussion of the 3 Bear operations segment for the quarter ended June 30, 2022.

Investments in Pipeline Joint Ventures Segment
The investments in pipeline joint ventures segment relates to investments in entities for which we share joint control that support the Delek Holdings operations in terms of offering connection to takeaway pipelines, alternative crude supply sources and flow of high quality crude oil to the Delek Holdings refining system. As a result, Delek Holdings is a major shipper and customer on certain of the joint venture pipelines, with minimum volume commitment ("MVC") agreements, which cushion the joint venture entities during periods of low activity as recently experienced due to the impact of COVID-19 Pandemic and impact of the extreme weather events. The other joint venture owners are usually major shippers on the pipelines resulting in a majority of the revenue of the joint venture entities coming from MVC agreements with related entities.
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 10 to our accompanying condensed consolidated financial statements.

44 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At June 30, 2022 our total liquidity amounted to $132.9 million, comprised of $119.1 million in unused credit commitments under the DKL Credit Facility and $13.8 million in cash and cash equivalents, which represented a decrease of $455.7 million from March 31, 2022, primarily as a result of the 3 Bear Acquisition. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
If market conditions were to change, for instance due to the uncertainty created by the COVID-19 Pandemic or the Russia-Ukraine War, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
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
We believe we were in compliance with the covenants in all our debt facilities as of June 30, 2022. After considering the potential effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On July 25, 2022, the board of directors of our general partner declared a distribution of $0.985 per common unit (the "Distribution"), which equates to approximately $42.8 million per quarter, based on the number of common units expected to be outstanding as of August 4, 2022. The Distribution is expected to be paid on August 11, 2022 to common unitholders of record on August 4, 2022 and represents a 4.8% increase over the second quarter 2021 distribution. We have set a distribution growth guidance of 5% for the full year 2022. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

45 |

Management's Discussion and Analysis
The table below summarizes the quarterly distributions related to the periods indicated:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2021	$0.920	$3.680	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$3.760	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$3.800	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$3.900	$42,384	February 8, 2022	February 1, 2022
March 31, 2022	$0.980	$3.920	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$3.940	$42,832	August 11, 2022 (1)	August 4, 2022
(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$133,057	$147,524
Net cash used in investing activities	(659,327)	(5,211)
Net cash provided by (used in) financing activities	535,788	(144,383)
Net increase (decrease) in cash and cash equivalents	$9,518	$(2,070)
Operating Activities
Net cash provided by operating activities was $133.1 million for the six months ended June 30, 2022, compared to $147.5 million for the six months ended June 30, 2021, resulting in a $14.5 million decrease in net cash provided by operating activities. The cash receipts from customer activities increased by $154.7 million and cash payments to suppliers and for allocations from Delek Holdings for salaries increased by $163.3 million. In addition, cash dividends received from equity method investments increased by $5.4 million and cash paid for debt interest increased by $11.2 million.
Investing Activities
Net cash used in investing activities increased by $654.1 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The 3 Bear Acquisition, effective on June 1, 2022, was partially financed through borrowings under the DKL Credit Facility amounting to $621.8 million, which was recorded in investing activities. There were no acquisitions during the six months ended June 30, 2021. In addition, there were additions to property, plant and equipment amounting to $35.5 million, purchases of intangible assets amounting to $3.8 million and distributions from equity method investments amounting $1.7 million during the six months ended June 30, 2022 compared to additions to property, plant and equipment amounting to $8.8 million, purchases of intangible assets amounting to $0.7 million and distributions from equity method investments amounting to $5.4 million during the six months ended June 30, 2021. Additionally, there were no contributions to our equity method investments during the six months ended June 30, 2022 compared to $1.4 million during the six months ended June 30, 2021.
Financing Activities
Net cash used in financing activities amounted to $535.8 million during the six months ended June 30, 2022 compared to $144.4 million net cash provided by financing activities during the six months ended June 30, 2021. We borrowed $622.9 million under the revolving credit facility during the six months ended June 30, 2022, compared to repayments of $457.8 million under the revolving credit facility during the six months ended June 30, 2021. We paid quarterly cash distributions totaling $85.0 million during the six months ended June 30, 2022, compared to quarterly cash distributions totaling $79.5 million during the six months ended June 30, 2021. In addition, we made payments on finance lease liability in the amount of $1.4 million during the six months ended June 30, 2022, compared to payments on finance lease liability in the amount of $0.8 million during the six months ended June 30, 2021.

46 |

Management's Discussion and Analysis
Debt Overview
As of June 30, 2022, we had total indebtedness of $1,522.2 million comprised of $880.3 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility"), net of deferred financing costs, $247.2 million of 6.75% senior notes due 2025 (the “2025 Notes”), net of deferred financing costs and original issue discount, and $394.7 million of the 2028 Notes, net of deferred financing costs. Deferred financing costs on the DKL Credit Facility amounted to $0.6 million. Deferred financing costs and original issue discount on the 2025 Notes amounted to $2.2 million and $0.7 million, respectively. Deferred financing costs on the 2028 Notes amounted to $5.3 million. The increase of $623.2 million in our long-term debt balance compared to the balance at December 31, 2021 resulted primarily from the borrowings under the DKL Credit Facility during the six months ended June 30, 2022:
•An aggregate principal amount of $880.3 million under the DKL Credit Facility ("revolving credit facility"), due on September 28, 2023, with an average borrowing rate of 3.35%.
•An aggregate principal amount of $247.2 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.19%.
•An aggregate principal amount of $394.7 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.40%.
We believe we were in compliance with the covenants in all of our debt facilities as of June 30, 2022. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program, which includes strategic consideration and planning for the timing and extent of regulatory maintenance, sustaining maintenance, and discretionary capital projects. These categories are described below:
•Regulatory maintenance projects in the pipelines and transportation segment are those expenditures expected to be spent on certain of our pipelines to maintain their operational integrity pursuant to applicable environmental and other regulatory requirements. Regulatory projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals in order to maintain environmental and other regulatory compliance. These expenditures have historically been and will continue to be financed through cash generated from operations.
•Sustaining maintenance capital expenditures represent capitalizable expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets made to maintain our long-term operating income or operating capacity. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines, tanks and terminals, to maintain equipment reliability, integrity and safety and to maintain compliance with environmental laws and regulations. Delek Holdings has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements). When not provided for under reimbursement agreements, such activities are generally funded by cash generated from operations.
•Discretionary projects include those projects that do not fall into one of the two categories above, and could include committed expansion projects under contracts with customers as well as other incremental growth projects, but are generally expected to produce incremental cash flows in accordance with our internal return on invested capital policy. Depending on the magnitude, funding for such projects may include cash generated from operations, borrowings under existing credit facilities, or issuances of additional debt or equity securities.

47 |

Management's Discussion and Analysis
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the six months ended June 30, 2022 and planned capital expenditures for the full year 2022 by segment and by major category (in thousands):

	Full Year 2022 Forecast	Six Months Ended June 30, 2022
Pipelines and Transportation
Regulatory	$3,407	$1,458
Maintenance	2,636	138
Discretionary (1)	81,989	28,046
Pipelines and transportation segment total	$88,032	$29,642

Wholesale Marketing and Terminalling
Regulatory	$2,038	$909
Maintenance	40	—
Discretionary	158	150
Wholesale marketing and terminalling segment total	$2,236	$1,059
3 Bear
Regulatory	$—	$—
Maintenance	—	—
Discretionary (2)	25,862	5,111
3 Bear operations segment total	$25,862	$5,111
Total capital spending (3)	$116,130	$35,812
(1) The majority of the $82.0 million for discretionary projects in the pipelines and transportation segment relates to current and forecasted remaining current year spend on development of our DPG Connectors Expansion Project, as discussed in the 2022 Strategic Developments section of Management Discussion and Analysis. Upon completion, these expenditures are expected to generate incremental cash flows under related dedicated acreage and throughput agreements. The current year spend excludes approximately $7.7 million of capital expenditures that were prepaid in the fourth quarter 2021, but which assets were received and placed in service in 2022. These capital expenditures are expected to be funded with cash from operations or borrowings under existing credit facilities and potential future issuances of equity and debt securities.
(2) The majority of the $25.9 million budgeted for discretionary projects in the 3 Bear operations segment is expected to be spent on expansions and connections of the assets acquired in the 3 Bear Acquisition. Upon completion, these expenditures are expected to generate incremental cash flows. These capital expenditures are expected to be funded with cash from operations or borrowings under existing credit facilities and potential future issuances of equity and debt securities.
(3) There were no capital contributions to equity method investments for the six months ended June 30, 2022.

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
Long-term Cash Requirements
Information regarding our known contractual obligations of the types described below, as of June 30, 2022, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$1,130,900	$—	$400,000	$1,530,900
Interest (1)	75,257	98,118	65,438	42,750	281,563
Finance lease obligation	2,968	1,668	—	—	4,636
Operating lease commitments (2)	8,697	11,556	1,540	1,218	23,011
Total	$86,922	$1,242,242	$66,978	$443,968	$1,840,110
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2025 and 2028 Notes at June 30, 2022. Floating interest rate debt is calculated using rates in effect on June 30, 2022.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of June 30, 2022.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

48 |

Management's Discussion and Analysis
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in commodity prices. Shifts in the cost of crude oil, natural gas, NGLs, refined products and ethanol and related selling prices of these products can generate changes in our operating margins.
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2022 would be to change interest expense by approximately $8.8 million.

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
We acquired 3 Bear effective June 1, 2022, and have included the operating results and assets and liabilities of 3 Bear in our consolidated financial statements as of June 30, 2022 and for the 30 days then ended. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the our disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of 3 Bear that are subsumed by internal control over financial reporting. 3 Bear accounted for approximately 40.2% of the total assets of the Partnership as of June 30, 2022 and approximately 3.7% of total revenues of the Partnership for the six months ended June 30, 2022. Other than our internal controls for 3 Bear, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

49 |

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2021 Annual Report on Form 10-K and the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, except as set forth below:
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
On April 8, 2022, DKL Delaware Gathering, LLC (the “Purchaser”), a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (the “3 Bear Acquisition”), related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico (the “3 Bear Purchase Agreement”). The Partnership also entered into a guaranty agreement with the Seller in order to guaranty the payment obligations of the Purchaser under the Purchase Agreement. These transactions were completed on June 1, 2022.
The 3 Bear Acquisition will require the management to devote significant attention and resources to integrating the 3 Bear business with our business. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the 3 Bear business into our business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the acquisition;
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the 3 Bear Acquisition;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integration of 3 Bear’s operations into DKL; and
•the disruption or loss in momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and common unit price. Even if we are able to integrate our business operations successfully, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated timeframe.

50 |

The Russia-Ukraine War, and events occurring in response thereto, including sanctions brought by the United States and other countries against Russia and any expansion of hostilities, may have an adverse impact on our business, our future results of operations, and our overall financial performance.
The effects of the military conflict that began with the Russian invasion of Ukraine in February 2022 on our business, financial condition, and results of operations are impossible to predict. Sanctions brought by the United States and other countries against Russia or any of its allies, any escalation of the conflict, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices for crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our petroleum product marketing operations, and have a material adverse effect on our business, financial condition, and results of operations.
The physical effects of climate change and severe weather present risks to our operations.
The potential physical effects of climate change and severe weather on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. We have systems in place to manage potential acute physical risks, including those that may be caused by climate change, but if any such events were to occur, they could have an adverse effect on our assets and operations. Examples of potential physical risks include floods, hurricane-force winds, wildfires, freezing temperatures and snowstorms. We have incurred, and will continue to incur, costs to protect our assets from physical risks, and to employ processes, to the extent available, to mitigate such risks.
Any extreme weather events may disrupt the ability to operate our facilities or to transport crude oil, refined petroleum or petrochemical and plastics products in these areas. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to prevent or repair damage to these facilities. Finally, depending on the severity and duration of any extreme weather events or climate conditions, our operations may need to be modified and material costs incurred, which could materially and adversely affect our business, financial condition and results of operations.
There are certain environmental hazards and risks inherent in our operations that could adversely affect those operations and our financial results.
The operation of refineries, pipelines, terminals and vessels is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined petroleum products terminals, or in connection with any facilities that receive our wastes or byproducts for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state, local and international environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills.

ITEM 5. OTHER INFORMATION
None.

51 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description
2.1
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy - New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed on April 11, 2022).

10.1	#
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 13, 2022, by and among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, National Association, as Administrative Agent, and the Lenders party thereto.

10.2	#
Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 26, 2022, by and among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, National Association, as Administrative Agent, and the Lenders party thereto.

10.3	#
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 26, 2022, by and among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, National Association, as Administrative Agent, and the Lenders party thereto.

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and six months ended June 30, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

52 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek Logistics Partners, LP
By:	Delek Logistics GP, LLC
Its General Partner

By:	/s/ Avigal Soreq
Avigal Soreq
President (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert Wright
Robert Wright
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: August 5, 2022

53 |