Form 10-Q/A
period 2022-03-31
Delek Logistics Partners, LP
filed 2022-08-10
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) of Delek Logistics Partners, LP, amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as originally filed with the Securities and Exchange Commission on May 5, 2022 (the “Original Filing”). As a result of a typographical and clerical error, the Section 302 and 906 Certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Filing referenced the incorrect report. This Form 10-Q/A is being filed solely to include revised Section 302 and 906 Certifications that reference the correct report.
Except for the revisions to the Section 302 and 906 Certifications specified in this Explanatory Note, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or otherwise update any disclosures contained in the Original Filing.

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

Dated: August 10, 2022

46 |