Form 10-K/A
period 2021-12-31
Delek Logistics Partners, LP
filed 2022-09-23
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No.1
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
Documents incorporated by reference: None
EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Report”) of Delek Logistics Partners, LP (the “Partnership,” “we,” “our” or “us”) filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Original Filing Date”). This Form 10-K/A is being filed solely to replace Exhibit 99.1 included in the Original Report with the corrected Exhibit 99.1 filed as an exhibit hereto and to correct the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (“EY”) (the “EY Audit Opinion”). The Report of Independent Public Accounting Firm of Weaver and Tidwell, L.L.P. (“Weaver”) in Exhibit 99.1 included in the Original Report inadvertently omitted the reference to the 2019 results of operations and cash flows under the section titled “Opinion on the Financial Statements”. Additionally, the EY Audit Opinion inadvertently omitted the Partnership’s 2019 equity in the net income of Red River Pipeline Company LLC under the section titled “Opinion on the Financial Statements”. In addition, this Amendment No. 1 includes a new consent of EY as Exhibit 23.1 hereto, a new consent of Weaver as Exhibit 23.2 hereto, and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have repeated the entire text of Item 8 of the Original Report in this Amendment No. 1. However, there have been no changes to the Partnership’s financial statements and notes thereto or the text of such item (other than the change stated in the immediately preceding paragraph).

Except as described above, no other amendments are being made to the Original Report. This Amendment No. 1 does not reflect events occurring after Original Filing Date or modify or update any disclosure contained in the Original Report in any way other than to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

Table of Contents
Delek Logistics Partners, LP
Annual Report on Form 10-K/A
For the Annual Period Ending December 31, 2021

2 |

Table of Contents

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

3 |

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

4

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

5

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

10.36		Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to the Exhibit 10.36 of the Partnership's Form 10-K filed on February 25, 2022).
21.1		Subsidiaries of Registrant (incorporated by reference to the Exhibit 21.1 of the Partnership's Form 10-K filed on February 25, 2022).
22.1		Subsidiary Guarantors of Delek Logistics Partners LP (incorporated by reference to the Exhibit 22.1 of the Partnership's Form 10-K filed on February 25, 2022).
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Public Accounting Firm (Weaver and Tidwell, L.L.P.).
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	#	Report of Independent Public Accounting Firm - Red River Pipeline Company LLC
Weaver and Tidwell, L.L.P. (PCAOB ID: 410) - Houston, Texas
101	<
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

6

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

7

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
We did not audit the financial statements of Red River Pipeline Company LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company LLC is stated at $144.0 million and $141.8 million as of December 31, 2021 and 2020, respectively, and the Partnership’s equity in the net income of Red River Pipeline Company LLC is stated at $14.4 million in 2021, $8.9 million in 2020, and $8.4 million in 2019. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company LLC, is based solely on the report of other auditors.
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

Impairment review of equity method investments
Description of the Matter	As discussed in Notes 2 and 14 to the consolidated financial statements, the Partnership has investments in nonconsolidated entities accounted for using the equity method totaling $250 million as of December 31, 2021, which included an equity method investment in Andeavor Logistics of $44.3 million. The carrying value of each equity method investment is evaluated for impairment when indicators of a loss in value below the carrying value exist, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. When indicators of impairment are identified, the Partnership estimates the fair value of the equity method investment. The estimated fair value of the investment is determined using a combination of a discounted cash flow analysis based upon projected financial information and a market approach. When the estimated fair value is lower than the carrying value, the Partnership considers whether that impairment is other-than-temporary

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

Dated: September 23, 2022

