Form 10-Q
period 2022-09-30
Delek Logistics Partners, LP
filed 2022-11-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	9/30/2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 28, 2022, there were 43,492,179 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			52	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		52	Item 1A. Risk Factors
	6	Condensed Consolidated Statements of Partner's Equity (Deficit)
	5	Condensed Consolidated Statements of Cash Flows		53	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	54	Item 6. Exhibits
		8	Note 2 - Acquisitions
		10	Note 3 - Related Party Transactions	55	Signatures
		12	Note 4 - Revenues
		14	Note 5 - Net Income Per Unit
		14	Note 6 - Inventory
		14	Note 7 - Long-Term Obligations
		17	Note 8 - Equity
		17	Note 9 - Equity Based Compensation
		18	Note 10 - Equity Method Investments
		19	Note 11 - Segments
		21	Note 12 - Income Taxes
		21	Note 13 - Commitments and Contingencies
		22	Note 14 - Leases
		23	Note 15 - Subsequent Events

24	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	34	Summary of Financial and Other Information
	36	Results of Operations
		36	Consolidated
		39	Pipelines and Transportation
		42	Wholesale Marketing and Terminalling
		45	Investments in Pipeline Joint Ventures
	46	Liquidity and Capital Resources

51	Item 3. Quantitative and Qualitative Disclosures about Market Risk

51	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,945	$4,292
Accounts receivable	53,351	15,384
Inventory	2,490	2,406
Other current assets	2,424	951
Total current assets	73,210	23,033
Property, plant and equipment:
Property, plant and equipment	1,178,334	715,870
Less: accumulated depreciation	(302,734)	(266,482)
Property, plant and equipment, net	875,600	449,388
Equity method investments	248,005	250,030
Customer relationship intangible, net	203,966	—
Marketing contract intangible, net	111,169	116,577
Rights-of-way	55,230	37,280
Goodwill	26,609	12,203
Operating lease right-of-use assets	24,329	20,933
Other non-current assets	20,122	25,627
Total assets	$1,638,240	$935,071
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$53,053	$8,160
Accounts payable to related parties	173,170	64,423
Interest payable	18,012	5,024
Excise and other taxes payable	6,759	5,280
Current portion of operating lease liabilities	7,775	6,811
Accrued expenses and other current liabilities	7,189	7,117
Total current liabilities	265,958	96,815
Non-current liabilities:
Long-term debt	1,448,772	898,970
Asset retirement obligations	9,152	6,476
Operating lease liabilities, net of current portion	11,798	14,071
Other non-current liabilities	16,817	22,731
Total non-current liabilities	1,486,539	942,248
Equity (Deficit):
Common unitholders - public; 9,180,901 units issued and outstanding at September 30, 2022 (8,774,053 at December 31, 2021)	168,911	166,067
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at September 30, 2022 (34,696,800 at December 31, 2021)	(283,168)	(270,059)
Total deficit	(114,257)	(103,992)
Total liabilities and deficit	$1,638,240	$935,071

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except unit and per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues:
Affiliates (1)	$127,150	$123,519	$375,270	$308,435
Third party	166,875	66,108	392,086	202,583
Net revenues	294,025	189,627	767,356	511,018
Cost of sales:
Cost of materials and other	177,740	105,129	480,295	274,995
Operating expenses (excluding depreciation and amortization presented below)	25,065	17,073	62,892	46,286
Depreciation and amortization	19,067	9,666	41,876	29,393
Total cost of sales	221,872	131,868	585,063	350,674
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	836	515	2,105	1,741
General and administrative expenses	11,959	5,898	30,826	15,933
Depreciation and amortization	473	490	1,421	1,469
Other operating (income) expense, net	(132)	273	(120)	54
Total operating costs and expenses	235,008	139,044	619,295	369,871
Operating income	59,017	50,583	148,061	141,147
Interest expense, net	22,559	14,529	53,621	35,924
Income from equity method investments	(8,567)	(7,261)	(22,666)	(17,952)
Other income, net	(36)	(115)	(39)	(118)
Total non-operating expenses, net	13,956	7,153	30,916	17,854
Income before income tax expense (benefit)	45,061	43,430	117,145	123,293
Income tax expense (benefit)	387	(194)	793	156
Net income attributable to partners	$44,674	$43,624	$116,352	$123,137
Comprehensive income attributable to partners	$44,674	$43,624	$116,352	$123,137

Net income per limited partner unit:
Basic	$1.03	$1.00	$2.68	$2.83
Diluted	$1.03	$1.00	$2.67	$2.83

Weighted average limited partner units outstanding:
Basic	43,485,779	43,454,535	43,477,801	43,447,739
Diluted	43,515,960	43,468,289	43,499,837	43,457,857

Cash distributions per common limited partner unit	$0.990	$0.950	$2.955	$3.800
(1) See Note 3 for a description of our material affiliate revenue transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance at June 30, 2022	$168,611	$(285,070)	$(116,459)
Cash distributions (1)	(9,229)	(33,797)	(43,026)
Net income attributable to partners	9,430	35,244	44,674
Other	99	455	554
Balance at September 30, 2022	$168,911	$(283,168)	$(114,257)

	Common - Public	Common - Delek Holdings	Total
Balance at June 30, 2021	$164,679	$(272,525)	$(107,846)
Cash distributions	(8,237)	(32,661)	(40,898)
Net income attributable to partners	8,745	34,879	43,624
Other	94	273	367
Balance at September 30, 2021	$165,281	$(270,034)	$(104,753)

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2021	$166,067	$(270,059)	$(103,992)
Cash distributions (1)	(26,779)	(101,251)	(128,030)
Net income attributable to partners	24,543	91,809	116,352
Delek Holdings unit sale to public	5,110	(5,110)	—
Other	(30)	1,443	1,413
Balance at September 30, 2022	$168,911	$(283,168)	$(114,257)

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	$164,614	$(272,915)	$(108,301)
Cash distributions	(24,153)	(96,246)	(120,399)
Net income attributable to partners	24,673	98,464	123,137
Other	147	663	810
Balance at September 30, 2021	$165,281	$(270,034)	$(104,753)

(1) Cash distributions include $0.2 million related to distribution equivalents on vested phantom units for the three and nine months ended September 30, 2022.

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$116,352	$123,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,297	30,862
Non-cash lease expense	13,584	6,967
Amortization of customer contract intangible assets	5,408	5,408
Amortization of deferred revenue	(1,332)	(1,475)
Amortization of deferred financing costs and debt discount	2,743	2,169
Income from equity method investments	(22,666)	(17,952)
Dividends from equity method investments	22,954	14,849
Other non-cash adjustments	1,784	1,413
Changes in assets and liabilities:
Accounts receivable	(9,108)	(2,745)
Inventories and other current assets	1,260	109
Accounts payable and other current liabilities	18,875	12,323
Accounts receivable/payable to related parties	108,747	47,483
Non-current assets and liabilities, net	(4,416)	(272)
Net cash provided by operating activities	297,482	222,276
Cash flows from investing activities:
Purchases of property, plant and equipment	(76,852)	(12,352)
Business Combination, net of cash acquired	(625,413)	—
Proceeds from sales of property, plant and equipment	143	275
Purchases of intangible assets	(4,702)	(746)
Distributions from equity method investments	1,737	6,245
Equity method investment contributions	—	(1,393)
Net cash used in investing activities	(705,087)	(7,971)
Cash flows from financing activities:
Distributions to common unitholders - public	(26,779)	(24,153)
Distributions to common unitholders - Delek Holdings	(101,251)	(96,246)
Proceeds from revolving credit facility	966,300	236,000
Payments on revolving credit facility	(417,400)	(721,700)
Proceeds from issuance of senior notes	—	400,000
Deferred financing costs paid	(701)	(6,216)
Payments on financing lease liabilities	(1,911)	(1,369)
Net cash provided by (used) in financing activities	418,258	(213,684)
Net increase in cash and cash equivalents	10,653	621
Cash and cash equivalents at the beginning of the period	4,292	4,243
Cash and cash equivalents at the end of the period	$14,945	$4,864
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,890	$19,170
Income taxes	$43	$—
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures and other	$(1,019)	$1,638
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$9,553	$8,750
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
The Partnership is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). On April 8, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement (the “3 Bear Purchase Agreement”) with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”), related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “3 Bear Acquisition”). The 3 Bear Acquisition was completed on June 1, 2022 (the "Acquisition Date"). See Note 2 for further information.
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
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The adoption of this guidance will not have a material impact on the Partnership's condensed consolidated financial statements and related disclosures.

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 2 - Acquisitions
3 Bear Acquisition
We completed the 3 Bear Acquisition on June 1, 2022, in which we acquired crude oil and natural gas gathering, processing, and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. The purchase price for the 3 Bear Acquisition was $628.1 million. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the DKL Credit Facility.
For the three and nine months ended September 30, 2022, we incurred $4.2 million and $10.6 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Our consolidated financial and operating results reflect the 3 Bear Acquisition operations beginning June 1, 2022. Our results of operations included revenue and net income of $60.9 million and $8.3 million, respectively, for the three months ended September 30, 2022 and $81.5 million and $9.8 million, respectively, for the nine months ended September 30, 2022.
The 3 Bear Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.
Determination of Purchase Price
The table below presents the purchase price (in thousands):

Base purchase price:	$624,700
Add: closing net working capital (as defined in the 3 Bear Purchase Agreement)	3,390
Less: closing indebtedness (as defined in the 3 Bear Purchase Agreement)	(80,618)
Cash paid for the adjusted purchase price	547,472
Cash paid to payoff 3 Bear credit agreement (as defined in the 3 Bear Purchase Agreement)	80,618
Purchase price	$628,090

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the 3 Bear Acquisition as of June 1, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,677
Accounts receivables, net	28,859
Inventories	1,831
Other current assets	986
Property, plant and equipment	382,800
Operating lease right-of-use assets	7,427
Goodwill	14,406
Customer relationship intangible, net (1)	210,000
Rights-of-way (1)	13,490
Other non-current assets	500
Total assets acquired	662,976

Liabilities assumed:
Accounts payable	8,020
Accrued expenses and other current liabilities	22,145
Current portion of operating lease liabilities	1,029
Asset retirement obligations	2,261
Operating lease liabilities, net of current portion	1,431
Total liabilities assumed	34,886
Fair value of net assets acquired	$628,090
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $210.0 million, which will be amortized over an 11.6-year useful life. We recognized amortization expense for the three and nine months ended September 30, 2022 is $4.5 million and $6.0 million, respectively. The estimated amortization is $18.0 million for each of the five succeeding fiscal years.
•Rights-of-way intangible that is subject to amortization with a preliminary fair value of $13.5 million, which will be amortized over the weighted-average useful life of 25.4 years. We recognized amortization expense for the three and nine months ended September 30, 2022 of $0.2 million. The estimated amortization is $0.6 million for each of the five succeeding fiscal years.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available, the final working capital adjustment is complete, and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of September 30, 2022. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2022	2021	2022	2021
Net sales	$294,025	$235,521	$865,874	$618,547
Net income attributable to partners	$48,703	$37,174	$117,430	$86,894
Net income per limited partner unit:
Basic income per unit	$1.12	$0.86	$2.70	$2.00
Diluted income per unit	$1.12	$0.86	$2.70	$2.00

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
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. We were reimbursed a nominal amount by Delek Holdings during the nine months ended September 30, 2022. There were no reimbursements by Delek Holdings during the three months ended September 30, 2022, or three and nine months ended September 30, 2021. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2022, there was no receivable from related parties for these matters and a nominal receivable from related parties for these matters as of December 31, 2021. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and nine month periods ended September 30, 2022. We were reimbursed a nominal amount for these matters in each of the three and nine month periods ended September 30, 2021.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2022. Total fees paid to the Partnership were $0.4 million and $1.2 million for the three and nine months ended September 30, 2022 and 2021, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$127,150	$123,519	$375,270	$308,435
Purchases from Affiliates	$124,714	$89,852	$374,329	$229,810
Operating and maintenance expenses	$16,478	$10,656	$39,741	$30,217
General and administrative expenses	$4,556	$2,681	$10,708	$6,794

Quarterly Cash Distributions
In February, May and August 2022, we paid quarterly cash distributions of $42.4 million, $42.6 million and $42.8 million, respectively, of which $33.8 million, $33.6 million and $33.8 million, respectively, were paid to Delek Holdings. In February, May and August 2021, we paid quarterly cash distributions of $39.5 million, $40.0 million and $40.8 million, respectively, of which $31.6 million, $32.0 million and $32.7 million, respectively, were paid to Delek Holdings. On October 25, 2022, our board of directors declared a quarterly cash distribution totaling $43.1 million, based on the available cash as of the date of determination, for the end of the third quarter of 2022, payable on November 10, 2022, of which $34.0 million is expected to be paid to Delek Holdings.

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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $1,178.3 million net property, plant, and equipment balance as of September 30, 2022, $429.4 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leasing equipment, nor do they include any material residual value guarantees or material restrictive covenants.
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
The following tables represent a disaggregation of revenue for the pipeline and transportation and wholesale marketing and terminalling segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2022
	Pipelines and Transportation	Wholesale Marketing and Terminalling	3 Bear Operations	Consolidated
Service Revenue - Third Party	$5,883	$—	$10,857	$16,740
Service Revenue - Affiliate (1)	4,050	9,075	—	13,125
Product Revenue - Third Party	—	102,703	47,432	150,135
Product Revenue - Affiliate	—	24,185	2,593	26,778
Lease Revenue - Affiliate	75,345	11,902	—	87,247
Total Revenue	$85,278	$147,865	$60,882	$294,025
(1) Net of $1.8 million of amortization expense for the three months ended September 30, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$5,323	$139	$5,462
Service Revenue - Affiliate (1)	4,484	9,241	13,725
Product Revenue - Third Party	—	60,645	60,645
Product Revenue - Affiliate	—	34,325	34,325
Lease Revenue - Affiliate	66,395	9,075	75,470
Total Revenue	$76,202	$113,425	$189,627
(1) Net of $1.8 million of amortization expense for the three months ended September 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Nine Months Ended September 30, 2022
	Pipelines and Transportation	Wholesale Marketing and Terminalling	3 Bear Operations	Consolidated
Service Revenue - Third Party	$15,978	$—	$15,457	$31,435
Service Revenue - Affiliate (1)	12,065	25,863	—	37,928
Product Revenue - Third Party	—	300,177	60,474	360,651
Product Revenue - Affiliate	—	82,774	5,555	88,329
Lease Revenue - Affiliate	213,646	35,367	—	249,013
Total Revenue	$241,689	$444,181	$81,486	$767,356
(1) Net of $5.4 million of amortization expense for the nine months ended September 30, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Nine Months Ended September 30, 2021
	Pipelines and Transportation	Wholesale Marketing and Terminalling	Consolidated
Service Revenue - Third Party	$12,021	$358	$12,379
Service Revenue - Affiliate (1)	9,505	25,877	35,382
Product Revenue - Third Party	—	190,204	190,204
Product Revenue - Affiliate	—	54,453	54,453
Lease Revenue - Affiliate	190,086	28,514	218,600
Total Revenue	$211,612	$299,406	$511,018
(1) Net of $5.4 million of amortization expense for the nine months ended September 30, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of September 30, 2022, we expect to recognize $1.4 billion in future lease revenues, for periods up to financial year 2030, related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$74,716
2023	291,514
2024	209,108
2025	183,804
2026 and thereafter	604,928
Total expected revenue on remaining performance obligations	$1,364,070

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 5 - Net Income Per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of September 30, 2022, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended September 30, 2022 is November 10, 2022.
Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to partners	$44,674	$43,624	$116,352	$123,137
Less: Limited partners' distribution	43,057	41,286	128,493	122,100
Earnings in excess (deficit) of distributions	$1,617	$2,338	$(12,141)	$1,037

Limited partners' earnings on common units:
Distributions	$43,057	$41,286	$128,493	$122,100
Allocation of earnings in excess (deficit) of distributions	1,617	2,338	(12,141)	1,037
Total limited partners' earnings on common units	$44,674	$43,624	$116,352	$123,137

Weighted average limited partner units outstanding:
Basic	43,485,779	43,454,535	43,477,801	43,447,739
Diluted	43,515,960	43,468,289	43,499,837	43,457,857

Net income per limited partner unit:
Basic	$1.03	$1.00	$2.68	$2.83
Diluted (1)	$1.03	$1.00	$2.67	$2.83
(1) Outstanding common units totaling 3,862 were excluded from the diluted earnings per unit calculation for the nine months ended September 30, 2022. There were no outstanding common units excluded from the diluted earnings per unit calculation for the three and nine months ended September 30, 2021.

Note 6 - Inventory
Inventories consisted of $2.5 million and $2.4 million of refined petroleum products as of September 30, 2022 and December 31, 2021, respectively, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

Note 7 - Long-Term Obligations
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under the Partnership’s existing debt instruments are as follows (in thousands):

	September 30, 2022	December 31, 2021
Delek Logistics 2028 Notes (1)	$394,968	$394,302
Delek Logistics Credit Facility (2)	806,405	258,000
Delek Logistics 2025 Notes (3)	247,399	246,668
	$1,448,772	$898,970
(1)Net of deferred financing costs of $5.0 million and $5.7 million at September 30, 2022 and December 31, 2021, respectively.
(2)Net of deferred financing costs of $0.5 million at September 30, 2022.
(3)Net of deferred financing costs of $2.0 million and $2.5 million and debt discount of $0.6 million and $0.8 million at September 30, 2022 and December 31, 2021, respectively.

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
As of September 30, 2022, we had $400.0 million in outstanding principal amount under the 2028 Notes, and the effective interest rate was 7.40%.
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
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At September 30, 2022, the weighted average interest rate for our borrowings under the facility was approximately 5.64%. Additionally, the DKL Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2022, this fee was 0.50% per year.
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
In May 2022, the Partnership entered into Second and Third Amendments to the DKL Credit Facility which, among other things, provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) with credit spread adjustments for 1-month and 3-month Term SOFR loans, and provided consent and flexibility related to the previously announced 3 Bear Acquisition with respect to certain covenants in the DKL Credit Facility. We believe we were in compliance with all covenant requirements as of September 30, 2022.
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
On October 13, 2022, the Partnership entered into a fourth amended and restated DKL Credit Facility (the "2022 DKL Credit Facility") with Fifth Third, as administrative agent and a syndicate of lenders. The 2022 DKL Credit Facility, among other things, (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate (eliminating the Canadian dollar tranche), with sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans (the “DKL Revolving Facility”) with an extended maturity date of October 13, 2027, and (B) a new senior secured term loan in the original principal amount of $300.0 million (the “DKL Term Facility”), (ii) reset the accordion feature under the DKL Revolving Facility, such that aggregate revolving commitments can be increased to up to $1.15 billion upon the agreement of the Partnership and one or more existing or new lenders and (ii) provided for the DKL Term Facility be drawn in full on October 13, 2022, with a maturity date of October 13, 2024 and with a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances. The DKL Term Facility requires four quarterly amortization payments of $3.8 million in 2023 and three quarterly amortization payments of $7.5 million in 2024.
Borrowings under the DKL Revolving Facility bear interest at the election of the Partnership at either a U.S. dollar prime rate, plus an applicable margin ranging from 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. Unused revolving commitments under the DKL Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% depending on the Partnership’s Total Leverage Ratio. Borrowings under the DKL Term Facility bear interest at the election of the Partnership at either a U.S. dollar prime rate, plus an applicable margin of 2.50% for the first year of the DKL Term Facility and 3.00% for the second year of the DKL Term Facility, or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin of 3.50% for the first year of the Term Facility and 4.00% for the second year of the DKL Term Facility.
The 2022 DKL Credit Facility contains affirmative and negative covenants and events of default, which the Partnership considers customary and are similar to those in our predecessor DKL Credit Facility. Under the financial covenants in the 2022 DKL Credit Facility, the Partnership cannot:
•permit, as of the last day of each fiscal quarter, the Total Leverage Ratio (as defined in the DKL Credit Facility) to be greater than 5.25 to 1.00; provided, that during any Temporary Increase Period (as defined in the DKL Credit Facility, the Partnership cannot permit the foregoing ratio to be greater than 5.50 to 1.00 (a Temporary Increase Period with respect to the 3 Bear Acquisition (as defined in the DKL Credit Facility) is in effect through March 31, 2023);
•permit, as of the last day of each fiscal quarter, the Senior Leverage Ratio (as defined in the DKL Credit Facility) to be greater than 3.75 to 1.00;
•permit, as of the last day of each fiscal quarter, the interest coverage ratio to be equal to or less than 2.00 to 1.00.
The obligations under the 2022 DKL Credit Facility remain secured by a first priority lien on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets.
As of September 30, 2022, the Partnership had $806.9 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of September 30, 2022 were $193.1 million.
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

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The terms of the exchange notes that were issued in May 2018 as a result of the exchange (also referred to as the "2025 Notes") are substantially identical to the terms of the original 2025 Notes.
As of September 30, 2022, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of September 30, 2022, the effective interest rate related to the 2025 Notes was approximately 7.19%.

Note 8 - Equity
We had 9,180,901 common limited partner units held by the public outstanding as of September 30, 2022. Additionally, as of September 30, 2022, Delek Holdings owned an 78.9% limited partner interest in us, consisting of 34,311,278 common limited partner units.
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
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2021 through September 30, 2022.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2021	8,774,053	34,696,800	43,470,853
Unit-based compensation awards (1)	21,326	—	21,326
Delek Holdings resale of units	385,522	(385,522)	—
Balance at September 30, 2022	9,180,901	34,311,278	43,492,179
(1) Unit-based compensation awards are presented net of 6,368 units withheld for taxes as of September 30, 2022.

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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
September 30, 2021	$0.950	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$42,384	February 8, 2022	February 1, 2022
March 31, 2022	$0.980	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$42,832	August 11, 2022	August 4, 2022
September 30, 2022	$0.990	$43,057	November 10, 2022 (1)	November 4, 2022
(1) Expected date of distribution.

Note 9 - Equity Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of our general partner. Equity-based compensation expense is included in general and administrative expenses in the

17 |

accompanying condensed consolidated statements of income and comprehensive income and is immaterial for the three and nine months ended September 30, 2022 and 2021.
On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

Note 10 - Equity Method Investments
In May 2019, the Partnership, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed by borrowings under the DKL Credit Facility, to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River. In addition, we contributed $0.4 million of startup capital pursuant to the Amended and Restated Limited Liability Company Agreement. Red River, which owns a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, completed a planned expansion project to increase the pipeline capacity and commenced operations on the completed expansion project in 2020. During the nine months ended September 30, 2022, we made no capital contributions. During the nine months ended September 30, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received.
Summarized unaudited financial information for Red River on a 100% basis is shown below (in thousands):

	September 30, 2022	December 31, 2021
Current Assets	$36,029	$28,735
Non-current Assets	$396,618	$403,692
Current liabilities	$10,169	$10,040

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$25,340	$19,349	$69,475	$46,136
Gross profit	$17,210	$12,027	$46,476	$26,367
Operating income	$15,469	$11,871	$44,381	$25,866
Net income	$15,509	$11,853	$44,386	$25,843

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
Combined summarized unaudited financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	September 30, 2022	December 31, 2021
Current assets	$19,561	$15,010
Non-current assets	$234,715	$242,599
Current liabilities	$3,688	$1,492

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$11,949	$12,090	$32,402	$35,316
Gross profit	$7,014	$6,757	$18,472	$20,462
Operating income	$6,284	$6,300	$16,474	$19,022
Net Income	$6,306	$6,300	$16,501	$19,023

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

	September 30, 2022	December 31, 2021
Red River	$143,729	$144,041
CP LLC	61,461	61,670
Andeavor Logistics	42,815	44,319
Total Equity Method Investments	248,005	250,030

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

Note 11 - Segment Data
We aggregate our operating segments into four reportable segments: (i) pipelines and transportation; (ii) wholesale marketing and terminalling; (iii) 3 Bear operations; and (iv) investment in pipeline joint ventures. Based on the manner in which the Partnership’s Chief Operating Decision Maker (“CODM”) is currently reviewing the financial and operating information and metrics of the business of and for the three and nine months ended September 30, 2022, inclusive of the 3 Bear Acquisition, the acquisition of 3 Bear resulted in a new operating segment as of and for the period from the Acquisition Date through September 30, 2022, which is deemed to be reportable based on our quantitative assessment. While this new operating segment has certain common characteristics with our pipelines and transportation reportable segment, it also involves new operations (including natural gas gathering, processing and transportation as well as water disposal and recycling) and operates in new geographic location. Additionally, the Acquisition occurred on June 1, 2022, and integration efforts continue to be in process as of September 30, 2022. For these reasons, the 3 Bear operating segment has been presented as a separate reportable segment as of and for the three and nine months ended September 30, 2022. As we continue to integrate the 3 Bear operations in the coming quarters and refine how we manage those operations in the context of our overall business, it is possible that segment presentation could change.
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pipelines and Transportation
Net revenues:
Affiliate	$79,395	$70,879	$225,711	$199,591
Third party	5,883	5,323	15,978	12,021
Total pipelines and transportation	85,278	76,202	241,689	211,612
Cost of materials and other	20,004	15,170	58,272	42,595
Operating expenses (excluding depreciation and amortization presented below)	11,292	13,680	37,789	34,710
Segment contribution margin	$53,982	$47,352	$145,628	$134,307
Depreciation and amortization	$7,847	$8,056	$23,668	$24,918
Capital spending	$21,151	$2,570	$50,793	$9,946

Wholesale Marketing and Terminalling
Net revenues:
Affiliate	$45,162	$52,640	$144,004	$108,844
Third party	102,703	60,785	300,177	190,562
Total wholesale marketing and terminalling	147,865	113,425	444,181	299,406
Cost of materials and other	122,614	89,959	373,126	232,400
Operating expenses (excluding depreciation and amortization presented below)	6,952	3,908	17,397	13,317
Segment contribution margin	$18,299	$19,558	$53,658	$53,689
Depreciation and amortization	$2,640	$2,100	$7,641	$5,944
Capital spending	$278	$1,566	$1,337	$4,580

3 Bear Operations
Net revenues:
Affiliate	$2,593	$—	$5,555	$—
Third party	58,289	—	75,931	—
Total 3 Bear	60,882	—	81,486	—
Cost of materials and other	35,122	—	48,897	—
Operating expenses (excluding depreciation and amortization presented below)	7,657	—	9,811	—
Segment contribution margin	$18,103	$—	$22,778	$—
Depreciation and amortization	$9,053	$—	$11,988	$—
Capital spending	$10,531	$—	$15,642	$—

Investments in Pipeline Joint Ventures
Income from equity method investments	$8,567	$7,261	$22,666	$17,952
Equity method investments contributions	$—	$—	$—	$(1,393)

Consolidated
Net revenues:
Affiliate	$127,150	$123,519	$375,270	$308,435
Third party	166,875	66,108	392,086	202,583
Total Consolidated	294,025	189,627	767,356	511,018
Cost of materials and other	177,740	105,129	480,295	274,995
Operating expenses (excluding depreciation and amortization presented below)	25,901	17,588	64,997	48,027
Contribution margin	90,384	66,910	222,064	187,996
General and administrative expenses	11,959	5,898	30,826	15,933
Depreciation and amortization	19,540	10,156	43,297	30,862
Other operating (income) expense, net	(132)	273	(120)	54
Operating income	$59,017	$50,583	$148,061	$141,147
Capital spending and capital contributions to equity method investments	$31,960	$4,136	$67,772	$14,526

Assets by segment are not a measure used to assess the performance of the company by the chief operating decision maker and thus are not disclosed.

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, plant and equipment, accumulated depreciation and depreciation expense for the Partnership's reportable segments, excluding the investment in pipeline joint ventures segment, as of and for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Pipelines and Transportation	Wholesale Marketing and Terminalling	3 Bear Operations	Consolidated
Property, plant and equipment	$657,788	$122,096	$398,450	$1,178,334
Less: accumulated depreciation	(229,206)	(67,817)	(5,711)	(302,734)
Property, plant and equipment, net	$428,582	$54,279	$392,739	$875,600
Depreciation expense for the three months ended September 30, 2022	$7,847	$2,640	$4,284	$14,771
Depreciation expense for the nine months ended September 30, 2022	$23,668	$7,641	$6,277	$37,586

In accordance with ASC 360, Property, Plant & Equipment, we evaluate the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2022.

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
Crude Oil and Other Releases
During the nine months ended September 30, 2022, there were no significant releases.
In August 2021, a release of finished product from our Greenville pipeline occurred near Dixon, Texas (the "Greenville Dixon Release"). Cleanup operations, site maintenance and remediation on this release are currently on-going where such costs incurred as of September 30, 2022 totaled $4.0 million. The affected area is currently being treated to bring it to acceptable residential levels protective of groundwater. We believe additional costs associated with this release will be nominal.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations, site maintenance and remediation on this release have been completed with closure granted and ground water monitoring wells removed. We filed suit in January 2020 against a third party contractor, seeking damages related to this release; two related actions were filed in November and December 2020 by and against the contractor's insurance company seeking judgments related to insurance coverage. Those matters were settled during the three months ended September 30, 2022, for an amount of $3.7 million paid to the Partnership. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2022 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of September 30, 2022, we have accrued $0.3 million for remediation and other such matters related to these releases.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income and comprehensive income. The majority of our releases have been subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement, with the exception of the Greenville Dixon Release noted above as they are not covered under the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
During the nine months ended September 30, 2022, we recorded $1.7 million of crude oil and other releases remediation expenses, net of reimbursable expenses. During the nine months ended September 30, 2021, the crude oil and other releases remediation expenses, net of reimbursable costs, were immaterial.
Other Commitments
In connection with the Permian Gathering System Acquisition (formerly known as the Big Spring Gathering Acquisition), we agreed to expend $33.8 million to construct additional Receipt Points (the "Receipt Points") on our gathering pipeline at the request of Delek Holdings producers with which we have dedicated acreage agreements, to be owned and operated by the Partnership. Such Receipt Points, once completed, result in incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this acquisition. As of September 30, 2022, the Partnership had no remaining commitments under the Receipt Point construction provision of the Permian Gathering System Acquisition agreement. Additionally, both Delek Holdings and the Partnership continue to identify and secure dedicated acreage and producer agreements that require construction of receipt points and also provide the opportunity for additional pipeline volumes, but that are not required under the original commitment. Related to these incremental agreements, the Partnership has begun construction or otherwise separately committed to construct receipt points where the estimated remaining costs to complete totaled $25.3 million as of September 30, 2022, all of which is expected to be expended during 2022.

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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Lease Cost (1)
Operating lease cost	$3,060	$3,659	$9,021	$9,768
Short-term lease cost	1,060	484	2,171	1,262
Variable lease costs	—	276	1,203	235
Total lease cost	$4,120	$4,419	$12,395	$11,265

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,060)	$(3,659)	$(9,021)	$(9,768)
Leased assets obtained in exchange for new operating lease liabilities (1)	$1,120	$318	$9,553	$5,679

			Nine Months Ended September 30,
			2022	2021

Weighted-average remaining lease term (years) for operating leases			3.3	4.8
Weighted-average discount rate (2) operating leases			6.0%	6.4%
Weighted-average remaining lease term (years) for financing lease			1.4	6.7
Weighted-average discount rate (2) financing lease			1.9%	3.2%
(1) Includes an immaterial amount of financing lease.
(2)Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 15 - Subsequent Events
Distribution Declaration
On October 25, 2022, our general partner's board of directors declared a quarterly cash distribution of $0.990 per common limited partner unit, payable on November 10, 2022, to unitholders of record on November 4, 2022.

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

24 |

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

25 |

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
Business and Economic Environment Overview
An elevated hydrocarbon pricing environment has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization during the third quarter 2022 as compared to the prior year. Our successful integration of 3 Bear further diversifies our logistics customer base to include significantly more third-party customers, it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of integrating our 3 Bear operations which complement our existing Permian Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire Delek Logistics system.
Expectations of an economic downturn as well as initiatives to reduce carbon footprints through energy transition to renewables, have softened the demand expectations for hydrocarbons and natural gas. We are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. The Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely. Therefore, liquid transportation fuels will continue to be in high demand, and we aspire to be a leader in energy transformation while still providing affordable transportation fuels that improve the standard of living in the communities that we serve.
Our Reporting Segments and Assets
As of September 30, 2022, our business consists of the following four reportable segments:

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
The Partnership generates revenue in its pipelines and transportation segment by charging fees to customers, generally based on throughput or other relevant volumetric measures, for services associated with gathering, transporting, offloading and storing crude oil and refined products. Furthermore, a substantial majority of our pipelines and transportation segment revenues (and also contribution margin) is derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek Holdings and third parties are indexed to inflation-based indices. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically on July 1 of each year, by the amount of any change in various inflation-based indices, including FERC, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.

26 |

Management's Discussion and Analysis

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
Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings' refining operations and to independent third parties from whom we receive fees for marketing, transporting, storing and terminalling refined products and to whom we wholesale market refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of commodity and refined product prices in our West Texas operations, which depend on many factors, including demand and supply of refined products in the West Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area. Effective March 1, 2018, this segment also includes certain wholesale marketing and terminalling assets acquired from Delek Holdings, primarily located at or adjacent to the Big Spring Refinery. As of March 31, 2022, we generated revenue in our wholesale marketing and terminalling segment by (i) providing marketing services for the refined products output of the Tyler Refinery and the Big Spring Refinery, (ii) engaging in wholesale activity at our Abilene and San Angelo, Texas terminals, as well as at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and (iii) providing terminalling services to independent third parties and Delek Holdings.

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
With respect to our acquired 3 Bear operations segment, we generate two principal types of revenues:
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
Because the 3 Bear Acquisition occurred in June 2022, integration efforts continue to be in process as of September 30, 2022. In connection with those efforts, management is continuing to: (1) review, refine and integrate operational and management reporting processes, controls, policies and procedures for the acquired operations; (2) develop an operator-view understanding of the nature of the acquired operations and the similarity/dissimilarity compared to our legacy operating segments; and (3) to evaluate the nature and level of discrete financial information on results of operations that will ultimately be used to manage the acquired operations on a long-term basis. As a result, it is possible that segment presentation could change in the near term and that such changes could include the creation of new or different reportable segments or changes to the view of aggregation into existing reportable segments which are not yet determinable.

27 |

Management's Discussion and Analysis
2022 Strategic Developments
3 Bear Acquisition
On June 1, 2022, the Partnership, through its subsidiary DKL Delaware Gathering, LLC, acquired 100% of the limited liability company interests in 3 Bear related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "3 Bear Acquisition"). The purchase price for 3 Bear was $628.1 million. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the Partnership's existing credit agreement. Through this strategic transaction, the Partnership expects to significantly increase its third party revenue and further diversify its customer and product mix, expand its footprint into the Delaware sub-basin of the Permian, and provide immediate accretion to Distributable Cash Flow. Additionally, we believe the addition of 3 Bear may provide access to expanded carbon capture opportunities.
Amendments to DKL Credit Facility
In May 2022, we entered into Second and Third Amendments to our Third Amended and Restated Credit Agreement, which provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) and also amended certain financial covenant calculations in order to provide flexibility in connection with the timing of the 3 Bear Acquisition. Additionally, on May 26, 2022, we entered into a Fourth Amendment to Third Amended and Restated Credit Agreement to, among other things, increase the U.S. Revolving Credit Commitments (as defined in the Credit Agreement) by an amount equal to $150 million under an existing accordion feature, for an aggregate amount of commitments under our Existing Credit Agreement of $1.0 billion. The exercise of the accordion feature gave us the flexibility to utilize borrowings under the Credit Agreement to help fund the acquisition of 3 Bear while continuing to maintain sufficient availability to continue to effectively manage our working capital needs and liquidity risk, and to evaluate longer term capitalization strategies.
On October 13, 2022, we entered into a Fourth Amended and Restated Credit Agreement with Fifth Third, as administrative agent and a syndicate of lenders (the "2022 DKL Credit Facility"). The 2022 DKL Credit Facility, among other things, (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate (eliminating the Canadian dollar tranche), with sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans (the “DKL Revolving Facility”) with an extended maturity date of October 13, 2027, and (B) a new senior secured term loan in the original principal amount of $300.0 million (the “DKL Term Facility”), (ii) reset the accordion feature under the DKL Revolving Facility, such that aggregate revolving commitments can be increased to up to $1.15 billion upon the agreement of the Partnership and one or more existing or new lenders and (ii) provided for the DKL Term Facility be drawn in full on October 13, 2022, with a maturity date of October 13, 2024, and with a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances.
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
Connectors Expansion Project
In connection with the Permian Gathering System Acquisition (formerly known as the Big Spring Gathering Acquisition), we agreed to expend $33.8 million to construct additional Receipt Points to our gathering pipeline at the request of Delek Holdings producers with which we have dedicated acreage agreements, to be owned and operated by the Partnership. Such Receipt Points, once completed, result in incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this Acquisition. Additionally, both Delek Holdings and the Partnership continue to identify and secure dedicated acreage and producer agreements that require construction of receipt points and also provide the opportunity for additional pipeline volumes, but that are not required under the original commitment. Related to these incremental agreements, the Partnership has begun construction or otherwise separately committed to construct receipt points where the estimated remaining costs to complete totaled $25.3 million as of September 30, 2022, all of which is expected to be expended during 2022. See Note 13 for additional information.
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

28 |

Management's Discussion and Analysis
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

29 |

Management's Discussion and Analysis
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

Financing
The Partnership has declared a cash distribution to its unitholders at a distribution rate of $0.99 per unit for the quarter ended September 30, 2022 ($3.96 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our DKL Credit Facility and any potential future issuances of equity and debt securities. See Note 8 to the accompanying condensed consolidated financial statements for further discussion.
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

30 |

Management's Discussion and Analysis

Market Trends
Fluctuations in crude oil, natural gas and NGLs prices and the prices of related refined and other hydrocarbon products impact operations in the midstream energy sector. For example, the prices of each of these products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Exploration and production activities have a direct impact on volumes transported through our gathering assets in the geologic basins in which we operate. Additionally, the demand for hydrocarbon-based refined products and related crack spreads significantly impact production decisions of our refining customers and likewise throughputs on our pipelines and other logistics assets. Finally, fluctuations in demand and commodity prices for refined products, as well as the value attributable to RINs, directly impacts our wholesale marketing operations, where we are subject to short-term commodity price fluctuations at the rack.
Most of the logistics services we provide (including pipelines and transportation, gathering and processing services) are subject to long-term fee-based contracts with minimum volume commitments or long-term dedicated acreage agreements which mitigate most of our short-term financial risk to price and demand volatility. However, sustained depressed demand/prices over the longer term could not only curb exploration and production expansion opportunities under our agreements, it could also impact our customers' willingness or ability to renew commercial agreements or result in liquidity or credit constraints that could impact our longer term relationship with them. That said, our recent acquisition of 3 Bear and recent expansion of our gas processing capabilities have improved both our customer and geographic diversification which lowers concentration risk in those areas, in addition to adding service offerings to our portfolio. Furthermore, our dedicated acreage agreements provide significant growth opportunities in strong economic conditions (e.g., high demand/high commodity prices) without incremental customer acquisition cost. Given all of these factors, we believe that we continue to be strategically positioned, even in tougher market conditions, to sustain positive operating results and cash flows and to continue developing profitable growth projects that are needed to support future distribution growth.
Market Outlook for the Remainder of 2022
As we look to the remainder of the year, commodity markets are predicting a decline in demand as consumer purchasing continues to be eroded by inflation. Such conditions could spell a global economic downturn, which may upend markets in unexpected ways and make capital more difficult to come by. However, due to years of global underinvestment in oil production and the supply-constrained demand for oil and related commodity prices may continue to be strong, sitting at or near the higher end of the life-cycle. That said, domestic regulatory intervention could put pressure on profits of oil companies and may have unanticipated effects on the commodities markets and capital markets, as well as on exploration and production activities. We are continuously evaluating forward markets and have actively engaged cost and risk mitigation strategies to proactively take advantage of opportunities through disciplined capital allocation. We are committed to lowering our costs in all aspects of our business and challenging ourselves to achieve operating excellence by improving efficiency. We are continuously looking to improve our operating and general and administrative cost structure and are exploring a zero-based budgeting process for 2023. For these reasons, we continue to position the Company to expand our third-party revenue diversification as well as our midstream footprint and product offerings to take advantage of favorable volume environments while working to ensure steady-stream minimum volume income streams and cash flows that will provide sustainability in periods of market disruption. Additionally, we will continue to balance the cost of debt and cost of equity while continuing to exercise a longer-term sustainable view of capital allocation.
From a geographic positioning perspective, absent government intervention, industry analysts expect Brent crude oil, a global benchmark crude oil, to WTI differential to continue to be favorable for domestic exports throughout 2022, including the U.S. Gulf Coast region. Furthermore, while the likelihood of a favorable Midland-Cushing differential is constrained by overbuilt pipeline capacity, significant export developments and other factors could quickly shift differentials to be more favorable to our Permian-heavy gathering and logistics positioning.
The charts on the following page provide historical commodity pricing statistics for crude oil, refined product and natural gas.

31 |

Management's Discussion and Analysis

Critical Accounting Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting estimates as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting estimates include estimates related to equity method investments impairment assessment. Additionally, we have identified the following critical accounting policy that impacts the nine months ended September 30, 2022:
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

32 |

Management's Discussion and Analysis
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
The following table and discussion present a summary of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Pipelines and transportation	$85,278	$76,202	$241,689	$211,612
Wholesale marketing and terminalling	147,865	113,425	444,181	299,406
3 Bear	60,882	—	81,486	—
Total	294,025	189,627	767,356	511,018
Operating costs and expenses:
Cost of materials and other	177,740	105,129	480,295	274,995
Operating expenses (excluding depreciation and amortization)	25,901	17,588	64,997	48,027
General and administrative expenses	11,959	5,898	30,826	15,933
Depreciation and amortization	19,540	10,156	43,297	30,862
Other operating (income) expense, net	(132)	273	(120)	54
Total operating costs and expenses	235,008	139,044	619,295	369,871
Operating income	59,017	50,583	148,061	141,147
Interest expense, net	22,559	14,529	53,621	35,924
Income from equity method investments	(8,567)	(7,261)	(22,666)	(17,952)
Other income, net	(36)	(115)	(39)	(118)
Total non-operating costs and expenses	13,956	7,153	30,916	17,854
Income before income tax expense (benefit)	45,061	43,430	117,145	123,293
Income tax expense (benefit)	387	(194)	793	156
Net income attributable to partners	$44,674	$43,624	$116,352	$123,137

EBITDA(1)	$88,962	$69,917	$219,471	$195,487

Net income per limited partner unit:
Basic	$1.03	$1.00	$2.68	$2.83
Diluted	$1.03	$1.00	$2.67	$2.83

Weighted average limited partner units outstanding:
Basic	43,485,779	43,454,535	43,477,801	43,447,739
Diluted	43,515,960	43,468,289	43,499,837	43,457,857
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

34 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow to the most directly comparable U.S. GAAP measure, or net income and net cash from operating activities, respectively.
Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$44,674	$43,624	$116,352	$123,137
Add:
Income tax expense (benefit)	387	(194)	793	156
Depreciation and amortization	19,540	10,156	43,297	30,862
Amortization of marketing contract intangible asset	1,802	1,802	5,408	5,408
Interest expense, net	22,559	14,529	53,621	35,924
EBITDA (1)	$88,962	$69,917	$219,471	$195,487
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$164,425	$74,752	$297,482	$222,276
Changes in assets and liabilities	(94,450)	(16,256)	(115,358)	(56,898)
Distributions from equity method investments in investing activities	—	845	1,737	6,245
Non-cash lease expense	(2,100)	(2,460)	(13,584)	(6,967)
Maintenance and regulatory capital expenditures (1)	(2,143)	(850)	(3,183)	(3,712)
Reimbursement from Delek Holdings for capital expenditures (2)	19	11	5	1,588
Accretion of asset retirement obligations	(168)	(116)	(415)	(346)
Deferred income taxes	(76)	(138)	(76)	(203)
Gain (loss) on sale of assets	132	(273)	120	(54)
Distributable cash flow (3)	$65,639	$55,515	$166,728	$161,929

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

(2)
For the three and nine month periods ended September 30, 2022 and 2021, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

(3)	For a definition of distributable cash flow, please see "Non-GAAP Measures" above.

35 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenues:
Affiliates	$127,150	$123,519	$375,270	$308,435
Third-Party	166,875	66,108	392,086	202,583
Total Consolidated	294,025	189,627	767,356	511,018
Cost of materials and other	177,740	105,129	480,295	274,995
Operating expenses (excluding depreciation and amortization presented below)	25,901	17,588	64,997	48,027
Contribution margin	90,384	66,910	222,064	187,996
General and administrative expenses	11,959	5,898	30,826	15,933
Depreciation and amortization	19,540	10,156	43,297	30,862
Other operating (income) expense, net	(132)	273	(120)	54
Operating income	$59,017	$50,583	$148,061	$141,147

Net Revenues
Q3 2022 vs. Q3 2021
Net revenues increased by $104.4 million, or 55.1%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increased revenues of $60.9 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022; and
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $0.57 per gallon and $1.44 per gallon, respectively; and
◦the volumes of gasoline and diesel sold decreased by 0.8 million gallons and 1.1 million gallons, respectively.
•increases in pipeline throughputs, where the third quarter of 2021 was negatively impacted by the COVID-19 Pandemic.
YTD 2022 vs. YTD 2021
Net revenues increased by $256.3 million, or 50.2%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increased revenues of $81.5 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022;
•increases in the average sales prices per gallon of gasoline and diesel sold and volume of diesel sold, partially offset by a decrease in the volume of gasoline sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.96 per gallon and $1.56 per gallon, respectively; and
◦the average volume of gasoline sold decreased by 2.0 million gallons and the volume of diesel sold increased by 1.9 million gallons.
•increases in pipeline throughputs, where the nine months ended September 30, 2021 were negatively impacted by the COVID-19 Pandemic as well as severe weather events.

36 |

Management's Discussion and Analysis
Cost of Materials and Other
Q3 2022 vs. Q3 2021
Cost of materials and other increased by $72.6 million, or 69.1%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increase in costs of materials and other totaling $35.1 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022; and
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.56 per gallon and $1.42 per gallon, respectively; and
◦the volumes of gasoline and diesel sold decreased by 0.8 million gallons and 1.1 million gallons, respectively.
YTD 2022 vs. YTD 2021
Cost of materials and other increased by $205.3 million, or 74.7%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increase in costs of materials and other totaling $48.9 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022; and
•increases in the average cost per gallon of gasoline and diesel sold and the volume of diesel sold, partially offset by a decrease in the volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.97 per gallon and $1.55 per gallon, respectively; and
◦the volume of gasoline sold decreased by 2.0 million gallons and the volume of diesel sold increased by 1.9 million gallons.

Operating Expenses
Q3 2022 vs. Q3 2021
Operating expenses increased by $8.3 million, or 47.3%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
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
YTD 2022 vs. YTD 2021
Operating expenses increased by $17.0 million, or 35.3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increase due to additional expenses associated with 3 Bear, which was acquired on June 1, 2022;
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

General and Administrative Expenses
Q3 2022 vs. Q3 2021
General and administrative expenses increased by $6.1 million, or 102.8%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by an increase in outside services costs primarily associated with the 3 Bear Acquisition.
YTD 2022 vs. YTD 2021
General and administrative expenses increased by $14.9 million, or 93.5%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by transaction costs incurred in connection with the 3 Bear Acquisition.

37 |

Management's Discussion and Analysis
Depreciation and Amortization
Q3 2022 vs. Q3 2021
Depreciation and amortization increased by $9.4 million, or 92.4%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the 3 Bear Acquisition.
YTD 2022 vs. YTD 2021
Depreciation and amortization increased by $12.4 million, or 40.3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the 3 Bear Acquisition.

Interest Expense
Q3 2022 vs. Q3 2021
During the third quarter of 2022 we incurred $22.6 million of interest expense, compared to $14.5 million during the third quarter of 2021, an increase of $8.1 million, or 56.0%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility; and
•higher floating rate interests under the DKL Credit Facility.
YTD 2022 vs. YTD 2021
During the nine months ended September 30, 2022 we incurred $53.6 million of interest expense, compared to $35.9 million during the nine months ended September 30, 2021, an increase of $17.7 million, or 49.3%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility to fund the 3 Bear Acquisition;
•higher fixed rate interest on the 2028 Notes compared to our floating interest rates under the DKL Credit Facility; and
•increase in floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q3 2022 vs. Q3 2021
We recognized income of $8.6 million from equity method investments during the third quarter of 2022 compared to $7.3 million for the third quarter of 2021, an increase of $1.3 million, or 17.8%. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases.
YTD 2022 vs. YTD 2021
During the nine months ended September 30, 2022 we recognized income of $22.7 million from equity method investments, compared to $18.0 million for the nine months ended September 30, 2021, an increase of $4.7 million, or 26.1%. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•partially offset by decrease in income from Rio equity method investment.

38 |

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

•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines and storage assets acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Permian Gathering Assets Acquisition
•assets acquired in the Trucking Assets Acquisition
•264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties
The following tables and discussion present the results of operations and certain operating statistics of the pipelines and transportation segment for the three and nine months ended September 30, 2022 and 2021:

Pipelines and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenues:
Affiliates	$79,395	$70,879	$225,711	$199,591
Third-Party	5,883	5,323	15,978	12,021
Total Pipelines and Transportation	85,278	76,202	241,689	211,612
Cost of materials and other	20,004	15,170	58,272	42,595
Operating expenses (excluding depreciation and amortization presented below)	11,292	13,680	37,789	34,710
Segment contribution margin	$53,982	$47,352	$145,628	$134,307

Throughputs (average bpd)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
El Dorado Assets:
Crude pipelines (non-gathered)	87,653	81,929	81,795	60,344
Refined products pipelines to Enterprise Systems	65,761	62,263	63,391	42,733
El Dorado Gathering System	14,354	14,086	16,150	14,056
East Texas Crude Logistics System	23,960	18,644	20,015	24,045
Permian Gathering System (1)	121,304	84,325	107,699	79,251
Plains Connection System	184,254	131,571	166,864	120,905
Trucking Assets	15,763	11,450	13,606	10,655
(1) Formerly known as the Big Spring Gathering System. Excludes volumes that are being temporarily transported via trucks while connectors are under construction.

39 |

Management's Discussion and Analysis
Comparison of the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net Revenues
Q3 2022 vs. Q3 2021
Net revenues for the pipelines and transportation segment increased by $9.1 million, or 11.9%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increases in throughputs, where the third quarter of 2021 was negatively impacted by the COVID-19 Pandemic as well as severe weather events impacting Delek Holdings.
YTD 2022 vs. YTD 2021
Net revenues for the pipelines and transportation segment increased by $30.1 million, or 14.2%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increased revenues associated with the Slurry Clarifying Services Agreement, which was effective January 1, 2022;
•increases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate and increases in throughputs at the Paline Pipeline due to scheduled pipeline maintenance during nine months ended September 30, 2021 compared to the nine months ended September 30, 2022; and
•increased revenues at our BSR Crude Pipeline, as a result of Luther Station becoming operational in 2021.

Cost of Materials and Other
Q3 2022 vs. Q3 2021
Cost of materials and other for the pipelines and transportation segment increased by $4.8 million, or 31.9%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increases in transportation costs related to our trucking assets, including driver wages and benefits and fuel expenses proportionate to increase in fees, insurance, supplies and maintenance expenses.
YTD 2022 vs. YTD 2021
Cost of materials and other for the pipelines and transportation segment increased by $15.7 million, or 36.8%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
Q3 2022 vs. Q3 2021
Operating expenses for the pipelines and transportation segment decreased by $2.4 million, or 17.5%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increase in employee and outside service costs compared to same period prior year when cost cutting measures were implemented to respond to the COVID-19 Pandemic including delaying non-essential projects;
•increase in energy costs due to higher natural gas prices; and
•increase in utilities and other variable expenses due to higher throughputs.
YTD 2022 vs. YTD 2021
Operating expenses for the pipelines and transportation segment increased by $3.1 million, or 8.9%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in employee and outside service costs.

40 |

Management's Discussion and Analysis
Contribution Margin
Q3 2022 vs. Q3 2021
Contribution margin for the pipelines and transportation segment increased by $6.6 million, or 14.0%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increases in revenue due to higher throughput volumes as explained above; and
•partially offset by increases in operating expenses.
YTD 2022 vs. YTD 2021
Contribution margin for the pipelines and transportation segment increased by $11.3 million, or 8.4%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
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
The tables and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2022 and 2021:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenues:
Affiliates	$45,162	$52,640	$144,004	$108,844
Third-Party	102,703	60,785	300,177	190,562
Total Wholesale Marketing and Terminalling	147,865	113,425	444,181	299,406
Cost of materials and other	122,614	89,959	373,126	232,400
Operating expenses (excluding depreciation and amortization presented below)	6,952	3,908	17,397	13,317
Segment contribution margin	$18,299	$19,558	$53,658	$53,689

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
East Texas - Tyler Refinery sales volumes (average bpd) (1)	65,396	71,847	66,473	72,791
Big Spring marketing throughputs (average bpd)	74,238	81,880	76,135	76,680
West Texas marketing throughputs (average bpd)	10,082	10,560	10,023	10,033
West Texas gross margin per barrel	$4.23	$3.33	$3.84	$3.64
Terminalling throughputs (average bpd) (2)	142,003	144,355	138,558	142,959

(1)	Excludes jet fuel and petroleum coke.
(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Comparison of the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Net Revenues
Q3 2022 vs. Q3 2021
Net revenues for the wholesale marketing and terminalling segment increased by $34.4 million, or 30.4%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $0.57 per gallon and $1.44 per gallon, respectively; and
◦the volumes of gasoline and diesel sold decreased by 0.8 million gallons and 1.1 million gallons, respectively.
YTD 2022 vs. YTD 2021
Net revenues for the wholesale marketing and terminalling segment increased by $144.8 million, or 48.4%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and volume of diesel sold, partially offset by a decrease in the volume of gasoline sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.96 per gallon and $1.56 per gallon, respectively; and

42 |

Management's Discussion and Analysis
◦the average volume of gasoline sold decreased by 2.0 million gallons and the volume of diesel sold increased by 1.9 million gallons.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations.

Cost of Materials and Other
Q3 2022 vs. Q3 2021
Cost of materials and other for our wholesale marketing and terminalling segment increased by $32.7 million, or 36.3%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.56 per gallon and $1.42 per gallon, respectively; and
◦the volumes of gasoline and diesel sold decreased by 0.8 million gallons and 1.1 million gallons, respectively.
YTD 2022 vs. YTD 2021
Cost of materials and other for our wholesale marketing and terminalling segment increased by $140.7 million, or 60.6%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:

43 |

Management's Discussion and Analysis
•increases in the average cost per gallon of gasoline and diesel sold and the volume of diesel sold, partially offset by a decrease in the volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.97 per gallon and $1.55 per gallon, respectively; and
◦the volume of gasoline sold decreased by 2.0 million gallons and the volume of diesel sold increased by 1.9 million gallons.
The following chart shows a summary of the average prices per gallon of gasoline and diesel sold in our West Texas operations for the three and nine months ended September 30, 2022 and 2021. Refer to the Refined Products Volume chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q3 2022 vs. Q3 2021
Operating expenses for our wholesale marketing and terminalling segment increased by $3.0 million, or 77.9% in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increases in employee and outside service costs after cost cutting measures previously implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs, due to higher natural gas prices; and
•increases in utilities, maintenance and other variable expenses due to higher throughput.
YTD 2022 vs. YTD 2021
Operating expenses for our wholesale marketing and terminalling segment increased by $4.1 million, or 30.6%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

Contribution Margin
Q3 2022 vs. Q3 2021
Contribution margin for the wholesale marketing and terminalling segment decreased by $1.3 million, or 6.4%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by an increase in cost of materials and other due to increases in average cost per gallon of diesel and gasoline sold as described above. Such decreases were offset by an increase in revenue due to increases in average price per gallon of diesel and gasoline as described above.
YTD 2022 vs. YTD 2021
The change in contribution margin for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was immaterial.

44 |

Management's Discussion and Analysis
3 Bear Operations

3 Bear Operations
	Three Months Ended September 30, 2022	Period from June 1 through September 30, 2022
Net Revenues:
Affiliates	$2,593	$5,555
Third-Party	58,289	75,931
Total net revenues	60,882	81,486
Cost of materials and other	35,122	48,897
Operating expenses (excluding depreciation and amortization presented below)	7,657	9,811
Segment contribution margin	$18,103	$22,778

Volumes
	Three Months Ended September 30, 2022	Period from June 1 through September 30, 2022

Natural Gas Gathering and Processing (Mcfd(1))	64,429	115,721
Crude Oil Gathering (bpd(2))	86,483	164,891
Water Disposal and Recycling (bpd(2))	69,411	125,127
(1) Mcfd - average thousand cubic feet per day.
(2) bpd - average barrels per day.

The 3 Bear operations segment includes the results of operations associated with crude oil and natural gas gathering, processing and transportation operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, since the Acquisition Date, or June 1, 2022. As a result, there is no comparative financial and operating data related to the three months and nine months ended September 30, 2021, and the Partnership's consolidated results of operations for the three and nine months ended September 30, 2022 only reflect segment operations since June 1, 2022.
The revenues and contribution margin for the period from the Acquisition Date through September 30, 2022 are largely driven by production volumes and gathering activities, which are a function of both producer activities as well as our capacity, subject to the dedicated acreage agreements and the portions of acreage which have been developed, the extent to which connection points and interconnects have been brought on-line, and the extent to which maintenance or other planned or unplanned operational disruptions may occur. While the strong demand for crude oil and associated products have led to strong levels of production, we performed certain turnaround activities on our Libby plant associated with the expansion project during the month ended June 30, 2022 which reduced volumes of gathered natural gas and related wastewater during the month, and likewise reduced related product sales volumes, though favorable prices on condensate and skim oil largely offset product sales volume decreases. While periodic maintenance or other temporary disruptions may occur, the specific maintenance activities impacting these results were completed during June.
See Note 2 for information related to the acquisition and for pro forma financials for the three and nine months ended September 30, 2022. Refer to Consolidated Results of Operations above for details and discussion of the 3 Bear operations segment for the quarter ended September 30, 2022.

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

45 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At September 30, 2022 our total liquidity amounted to $208.0 million, comprised of $193.1 million in unused credit commitments under the DKL Credit Facility and $14.9 million in cash and cash equivalents, which represented an increase of $75.1 million from June 30, 2022. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We believe we were in compliance with the covenants in all our debt facilities as of September 30, 2022. After considering the potential effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Amendments to DKL Credit Facility
In May 2022, we entered into Second and Third Amendments to our Third Amended and Restated Credit Agreement, which provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) and also amended certain financial covenant calculations in order to provide flexibility in connection with the timing of the 3 Bear Acquisition. Additionally, on May 26, 2022, we entered into a Fourth Amendment to Third Amended and Restated Credit Agreement to, among other things, increase the U.S. Revolving Credit Commitments (as defined in the Credit Agreement) by an amount equal to $150 million under an existing accordion feature, for an aggregate amount of commitments under our Existing Credit Agreement of $1 billion. The exercise of the accordion feature gave us the flexibility to utilize borrowings under the Credit Agreement to help fund the acquisition of 3 Bear while continuing to maintain sufficient availability to continue to effectively manage our working capital needs and liquidity risk, and to evaluate longer term capitalization strategies.
On October 13, 2022, we entered into a Fourth Amended and Restated Credit Agreement with Fifth Third, as administrative agent and a syndicate of lenders (the "2022 DKL Credit Facility"). The DKL Credit Facility, among other things, (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate (eliminating the Canadian dollar tranche), with sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans (the “DKL Revolving Facility”) with an extended maturity date of October 13, 2027, and (B) a new senior secured term loan in the original principal amount of $300.0 million (the “DKL Term Facility”), (ii) reset the accordion feature under the DKL Revolving Facility, such that aggregate revolving commitments can be increased to up to $1.15 billion upon the agreement of the Partnership and one or more existing or new lenders and

46 |

Management's Discussion and Analysis
(ii) provided for the DKL Term Facility be drawn in full on October 13, 2022, with a maturity date of October 13, 2024, and with a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances.
Cash Distributions
On October 25, 2022, the board of directors of our general partner declared a distribution of $0.99 per common unit (the "Distribution"), which equates to approximately $43.1 million per quarter, based on the number of common units expected to be outstanding as of November 4, 2022. The Distribution is expected to be paid on November 10, 2022 to common unitholders of record on November 4, 2022 and represents a 4.2% increase over the third quarter 2021 distribution. We have set a distribution growth guidance of 5% for the full year 2022. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to the periods indicated:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2021	$0.920	$3.680	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$3.760	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$3.800	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$3.900	$42,384	February 8, 2022	February 1, 2022
March 31, 2022	$0.980	$3.920	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$3.940	$42,832	August 11, 2022	August 4, 2022
September 30, 2022	$0.990	$3.960	$43,057	November 10, 2022 (1)	November 4, 2022
(1) Expected date of distribution.

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$297,482	$222,276
Net cash used in investing activities	(705,087)	(7,971)
Net cash provided by (used) in financing activities	418,258	(213,684)
Net increase in cash and cash equivalents	$10,653	$621
Operating Activities
Net cash provided by operating activities was $297.5 million for the nine months ended September 30, 2022, compared to $222.3 million for the nine months ended September 30, 2021, resulting in a $75.2 million increase in net cash provided by operating activities. The cash receipts from customer activities increased by $250.1 million and cash payments to suppliers and for allocations from Delek Holdings for salaries increased by $164.3 million. In addition, cash dividends received from equity method investments increased by $8.1 million and cash paid for debt interest increased by $18.7 million.
Investing Activities
Net cash used in investing activities increased by $697.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The 3 Bear Acquisition, which closed on June 1, 2022, was partially financed through borrowings under the DKL Credit Facility amounting to $625.4 million, which was recorded in investing activities. There were no acquisitions during the nine months ended September 30, 2021. In addition, there were additions to property, plant and equipment amounting to $76.9 million, purchases of intangible assets amounting to $4.7 million and distributions from equity method investments amounting $1.7 million during the nine months ended September 30, 2022 compared to additions to property, plant and equipment amounting to $12.4 million, purchases of intangible assets amounting to $0.7 million and distributions from equity method investments amounting to $6.2 million during the nine months ended September 30, 2021. Additionally, there were no contributions to our equity method investments during the nine months ended September 30, 2022 compared to $1.4 million during the nine months ended September 30, 2021.

47 |

Management's Discussion and Analysis
Financing Activities
Net cash provided by (used) in financing activities amounted to $418.3 million during the nine months ended September 30, 2022 compared to $213.7 million net cash provided by financing activities during the nine months ended September 30, 2021. We had net borrowings of $548.9 million under the revolving credit facility during the nine months ended September 30, 2022, compared to net repayments of $485.7 million under the revolving credit facility during the nine months ended September 30, 2021. We had no proceeds from senior notes during the nine months ended September 30, 2022, compared to proceeds of $400.0 million during the nine months ended September 30, 2021. We paid quarterly cash distributions totaling $128.0 million during the nine months ended September 30, 2022, compared to quarterly cash distributions totaling $120.4 million during the nine months ended September 30, 2021. In addition, we made payments on finance lease liability in the amount of $1.9 million during the nine months ended September 30, 2022, compared to payments on finance lease liability in the amount of $1.4 million during the nine months ended September 30, 2021.
Debt Overview
As of September 30, 2022, we had total indebtedness of $1,448.8 million comprised of $806.4 million under the amended and restated senior secured revolving agreement (the "DKL Credit Facility"), net of deferred financing costs, $247.4 million of 6.75% senior notes due 2025 (the “2025 Notes”), net of deferred financing costs and original issue discount, and $395.0 million of the 2028 Notes, net of deferred financing costs. Deferred financing costs on the DKL Credit Facility amounted to $0.5 million. Deferred financing costs and original issue discount on the 2025 Notes amounted to $2.0 million and $0.6 million, respectively. Deferred financing costs on the 2028 Notes amounted to $5.0 million. The increase of $549.8 million in our long-term debt balance compared to the balance at December 31, 2021 resulted primarily from the borrowings under the DKL Credit Facility during the nine months ended September 30, 2022:
•An aggregate principal amount of $806.4 million under the DKL Credit Facility ("revolving credit facility"), due on September 28, 2023, with an average borrowing rate of 5.64%, which was amended and restated on October 13, 2022. See Note 15 to our accompanying condensed consolidated financial statements for further information.
•An aggregate principal amount of $247.4 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.19%.
•An aggregate principal amount of $395.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.40%.
We believe we were in compliance with the covenants in all of our debt facilities as of September 30, 2022. See Note 7 to our accompanying condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

48 |

Management's Discussion and Analysis
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
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the nine months ended September 30, 2022 and planned capital expenditures for the full year 2022 by segment and by major category (in thousands):

	Full Year 2022 Forecast	Nine Months Ended September 30, 2022
Pipelines and Transportation
Regulatory	$3,733	$1,945
Maintenance	1,431	371
Discretionary (1)	84,004	48,477
Pipelines and transportation segment total	$89,168	$50,793
Wholesale Marketing and Terminalling
Regulatory	$909	$907
Maintenance	315	—
Discretionary	624	430
Wholesale marketing and terminalling segment total	$1,848	$1,337
3 Bear
Regulatory	$—	$—
Maintenance	—	753
Discretionary (2)	25,862	14,889
3 Bear operations segment total	$25,862	$15,642
Total capital spending (3) (4)	$116,878	$67,772
(1) The majority of the $84.0 million for discretionary projects in the pipelines and transportation segment relates to current and forecasted remaining current year spend on development of our DPG Connectors Expansion Project, as discussed in the 2022 Strategic Developments section of Management Discussion and Analysis. Upon completion, these expenditures are expected to generate incremental cash flows under related dedicated acreage and throughput agreements. These capital expenditures are expected to be funded with cash from operations or borrowings under existing credit facilities and potential future issuances of equity and debt securities. The current year spend excludes approximately $12.0 million of capital expenditures that were prepaid in the fourth quarter 2021, but which assets were received and placed in service in 2022.
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
(3) There were no capital contributions to equity method investments for the nine months ended September 30, 2022.
(4) The current year spend excludes approximately $8.1 million for equipment purchased during the nine months ended September 30, 2022 to be used in future expansion projects.

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

49 |

Management's Discussion and Analysis
Long-term Cash Requirements
Information regarding our known contractual obligations of the types described below, as of September 30, 2022, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$806,900	$250,000	$—	$400,000	$1,456,900
Interest (1)	91,231	90,750	57,000	28,500	267,481
Finance lease obligation	2,968	1,668	—	—	4,636
Operating lease commitments (2)	8,697	11,556	1,540	1,218	23,011
Total	$909,796	$353,974	$58,540	$429,718	$1,752,028
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2025 and 2028 Notes at September 30, 2022. Floating interest rate debt is calculated using rates in effect on September 30, 2022.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of September 30, 2022.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

50 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2022 would be to change interest expense by approximately $8.1 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and appropriately communicated to management. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.
We acquired 3 Bear effective June 1, 2022, and have included the operating results and assets and liabilities of 3 Bear in our consolidated financial statements as of September 30, 2022. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the our disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of 3 Bear that are subsumed by internal control over financial reporting. 3 Bear accounted for approximately 40.8% of the total assets of the Partnership as of September 30, 2022 and approximately 10.6% of total revenues of the Partnership for the six months ended September 30, 2022. Other than our internal controls for 3 Bear, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

51 |

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2021 Annual Report on Form 10-K and the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, except as set forth below:
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
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integration of 3 Bear’s operations into the Partnership; and
•the disruption or loss in momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
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

52 |

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

ITEM 5. OTHER INFORMATION
None.

53 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	#
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc.

10.2	#	Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and Delek Logistics Partners, LP.
10.3	#	Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.
10.4	#	Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.
10.5	#	Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Delek Refining Ltd., DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.
10.6	#
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.

31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

54 |

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

Dated: November 8, 2022

55 |