Form 10-K
period 2022-12-31
Delek Logistics Partners, LP
filed 2023-03-01
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-35721
DELEK LOGISTICS PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware			45-5379027
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

310 Seven Springs Way, Suite 400 and 500	Brentwood	Tennessee	37027
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2022 was approximately $427,504,859, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 24, 2023, there were 43,568,583 common limited partner units.
Documents incorporated by reference: None

Table of Contents
Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2022

2 |

Summary of Risk Factors

Delek Logistics Partners, LP is a registrant pursuant to the Securities Act of 1933 and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "DKL." Unless otherwise noted or the context requires otherwise, references in this report to "Delek Logistics Partners, LP," the "Partnership," “we,” “us,” or “our” or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless otherwise noted or the context requires otherwise, references in this report to "Delek Holdings" refers collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than the Partnership and its subsidiaries and its general partner.
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements that refer to the recent acquisition of 3 Bear Delaware Holding – NM, LLC (the “3 Bear Acquisition”), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, including as the same may be impacted by the on-going war between Russia and Ukraine (the "Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
Available Information
Our corporate headquarters are located at 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027. Our phone number is 615-771-6701. Our Internet website address is www.DelekLogistics.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission (“SEC”) and are available on our Internet website in the “Resources” section, free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Corporate Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors’ committees in the “Corporate Governance” section of our website. We will provide any of these documents to any stockholder that makes a written request to the Corporate Secretary, Delek Logistics, GP, LLC, general partner of Delek Logistics Partners, LP, 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027.

3 |

Summary of Risk Factors

Summary of Risk Factors
An investment in the Partnership involves a high degree of risk. Numerous factors, including those discussed below in Item 1A, Risk Factors, may limit our ability to successfully execute our business and growth strategies. You should carefully consider all of the information set forth and incorporated by reference in this Annual Report on Form 10-K in deciding whether to invest in the Partnership. Among these important risks are the following:
•An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
•Our ongoing review of strategic alternatives could materially impact our strategic direction, business and results of operations.
•If our cost efficiency measures are not successful, we may become less competitive.
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
•We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
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

4 |

Summary of Risk Factors

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

5 |

Business and Properties

PART I
ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
Company Overview
The Partnership is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"), and operates in the midstream energy sector. Through its owned assets and joint ventures located primarily in and around the Permian Basin, the Delaware Basin and other select areas in the Gulf Coast region, Delek Logistics provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services. Delek Holdings owns the general partner interest as well as a majority of the limited partner interests in the Partnership and is also a significant customer.
The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets as well as crude oil and natural gas gathering and water processing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties. In June 2022, we acquired 100% of the interest in 3 Bear Delaware Holding – NM, LLC ("3 Bear"), which expands our third-party revenue and includes crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico. As we continue the process of integrating these operations into our existing businesses and assessing the long-term impact to our business, management (including the designated Chief Operating Decision Maker or “CODM”) has changed the way that the business is managed and reviewed, including from a financial reporting perspective. As a result, effective in the fourth quarter 2022, we have revised our reportable segments accordingly. The new reportable segments consist of Gathering and Processing, Wholesale Marketing and Terminalling, Storage and Transportation, and Investments in Pipeline Joint Ventures. The primary change in our segmentation as compared to prior presentations is that our pipeline operations are now viewed separately from our Storage and Transportation segment because of the integral nature of the pipeline operations in relation to our expanded gathering operations, and certain legacy gathering activities and operations are now managed as part of the Gathering and Processing segment. Additionally, we are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. A substantial portion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our pipeline usage and gathered crude oil barrels are contracted either primarily or exclusively to Delek Holdings in support of its Tyler, El Dorado, and Big Spring refineries.
The following map outlines the location of our assets and operations, which are described in greater detail in the “Information About Our Segments” section below.

6 |

Business and Properties

BIG SPRING GATHERING SYSTEM
Big Spring
Midland
ALBUQUERQUE
PERMIAN BASIN
LUBBOCK
WICHITA FALLS
WOODFORD BASIN
CUSHING
CUSHING OPTIONALITY: 100,000 BPD
NASHVILLE
BRENTWOOD
MEMPHIS
LITTLE ROCK
RED RIVER
EL DORADO
SALA GATHERING SYSTEM
Magnolia
El Dorado
AR
LA
BIG SPRING
RIO
EL PASO
DALLAS
WEST TEXAS GULF
CADDO
WINK TO WEBSTER
TYLER
SAN ANGELO
AMDEL
PALINE
KROTZ SPRINGS
ST JAMES
NEW ORLEANS
BEAUMONT
FREEPORT
EAGLE FORD BASIN
DELAWARE GATHERING SYSTEM
EAST TEXAS LOGISTICS SYSTEM
Greenville
Mt. Pleasant
Big Sandy
CADDO
Longview
Kilgore
Henderson

DELEK REFINERIES
DELEK ASPHALT TERMINAL
DELEK RENEWABLES
RETAIL CITES
DELEK CRUDE PIPELINE
DKL PRODUCT TERMINAL
DKL PRODUCT TANK FARM
DKL CRUDE TANK FARM
DKL PRODUCT PIPELINE
DKL CRUDE PIPELINE

DKL NATURAL GAS PLANT
DKL NATURAL GAS PIPELINE
DKL WATER PIPELINE
DKL SWD
DKL JOINT VENTURE CRUDE PIPELINE
THIRD-PARTY PRODUCT PIPELINE
THIRD-PARTY PRODUCT TERMINAL
LONGVIEW, TEXAS
CORPORATE HEADQUARTERS

7 |

Business and Properties

Principal Activities and Underlying Assets
The principal activities of the business are listed below:

Partnership Overview (1)
Primary Operations:	we provide gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through our owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region
Fee-Based Revenue Sources (2) (3):	crude oil gathering, transporting and storage of crude oil and natural gas; marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling of water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas
Other Revenue Sources:	sales of wholesale products in the West Texas market.
Terminals	10 light product distribution terminals
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system (4)	approximately 1,120
Gas gathering pipelines	95 (150 MMcf/d pipeline capacity)
Water gathering pipelines	170 (220 MBbl/d of pipeline capacity)
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	approximately 10.8 million barrels of active shell capacity
Crude oil storage tanks located at our refineries	various capacities located on-site at Delek Holdings' Tyler, El Dorado and Big Spring refineries as well as at our Delaware Gathering Assets.
Trucking Assets	264 tractors and 353 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties
Water disposal capacity	approximately 200 MBbl/d of water disposal capacity
Gas processing capacity	approximately 88 MMcf/d of gas processing capacity
Crude oil pipeline joint ventures:	Andeavor Logistics Rio Pipeline LLC (33% interest)
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
(4) The mileage excludes the Midlands Connector System we are currently managing on behalf of Delek Holdings subject to the terms of the DPG Management Agreement.

Our operational assets are integral to and dependent on the success of Delek Holdings' refining operations, as the majority of our assets are contracted exclusively to Delek Holdings in support of Delek Holdings' refineries located in Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery"). Delek Holdings is our primary customer and is responsible, directly and indirectly, for the majority of our contribution margin (as defined in "—Major Customers").
Reportable Operating Segments Overview
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and Other, consisting primarily of general and administrative expenses.

8 |

Business and Properties

Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Joint Ventures
The assets in our gathering and processing segment consist of pipelines, tanks, offloading facilities, which provide crude oil and natural gas gathering and processing, water disposal and recycling and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.	The operational assets in our wholesale marketing and terminalling segment consist of refined products terminals and pipelines in Texas, Tennessee, Arkansas and Oklahoma. We generate revenue in our wholesale marketing and terminalling segment by providing marketing services for the refined products output of the Tyler and Big Spring refineries, engaging in wholesale activity at our terminals in West Texas and at terminals owned by third parties, whereby we purchase light products for sale and exchange to third parties, and by providing terminalling services at our refined products terminals to independent third parties and Delek Holdings.	The operational assets and investments in our storage and transportation segment consist of tanks, offloading facilities, trucks and ancillary assets, which provide crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.	The Partnership owns a portion of three joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets primarily in the Permian Basin and Gulf Coast regions and with strategic connections to Cushing, Midland and other key exchange points, which provide crude oil and refined product pipeline transportation to third parties and subsidiaries of Delek Holdings.
Ownership Structure
Delek Logistics Partners, LP is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The following chart illustrates the Partnership's structure as of December 31, 2022:

Our Vision
We have a long history of operating successfully in our core segments by focusing on operating efficiencies and market fundamentals, balanced with the continued pursuit of strategic investments and acquisitions, both with our sponsor and with third parties. And while the oil and gas macroeconomic environment continues to be dynamic, we believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the ESG movement. For these reasons, it is critical that we understand not only our current ESG positioning in the market, but also that we integrate a broader sustainability view to all of our activities, both operational and strategic. For these reasons, in partnership with our sponsor Delek Holdings, we have developed a Long-Term Sustainability Framework, representing a continuously evolving foundation out of which we identify our strategic objectives and initiatives, which collectively form our Long-term Sustainability Strategy for 2023.

9 |

Business and Properties

Core Values
First and foremost, it's important to acknowledge that, despite evolving views on long-term sustainability in terms of our strategy and future growth, our core values remain solid and unchanging and representative of our foundational principles:
Long-Term Sustainability Framework: Overarching Objectives
Our Long-Term Sustainability Framework is simply a lens with which to view our strategic objectives, built upon the bedrock of our core values. As discussed above, we expect that our Long-Term Sustainability Framework will involve iterative, living evolution as we transform as a company. That said, certain fundamental principles are foundational, and direct us as we develop our guiding objectives. With that in mind, we have initially identified the following overarching objectives:
I. Redirect Corporate Culture towards Innovation, Excellence, and Operating Discipline.
II. Focus on Operational Optimization and Improved Margin Capture.
III. Implement Digital Transformation Strategy.
IV. Identify ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns.
V. Evaluate Strategic Priorities and Redefine Long-term Sustainable Business Model.
Long-Term Sustainability Framework: Key Initiatives
Integral to our Long-Term Sustainability Framework and the achievement of the initial overarching objectives are the following key initiatives:
•Maintain safe, reliable, and environmentally responsible operations.
•Create shareholder value by rewarding our shareholders with a competitive long-term capital allocation framework.
•Continuous evaluation of our business model in terms of long-term economic and operational sustainability.
See further discussion in the 'Executive Summary: Strategic Overview' Section of Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K.
Core Strategy
Historically, our business strategy has been focused on capitalizing on and growing our integrated business model in ways that allow us to participate in all phases of the midstream process. This growth has come from acquisitions or new investments, as well as investments in our existing businesses, as we continue to broaden our existing geographic presence and integrated business model, while also reducing our reliance on Delek Holdings. As our most recent example of strategic investment, we recently completed the acquisition of 3 Bear Delaware Holding - NM, LLC ("3 Bear") from 3 Bear Energy - New Mexico LLC (the "Seller") related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "3 Bear Acquisition"). The integration of 3 Bear further diversifies our logistics customer base to include significantly more third-party customers, it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities.

10 |

Business and Properties

A secondary focus of our strategic growth has been and continues to be to diversity our revenue streams and to ensure the longevity of those revenue streams and related cash flows to continue to support strong distributable cash flow coverage and healthy leverage ratios. As producers continue to ramp up production within the Permian, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of diversifying our revenue streams through the addition of the 3 Bear operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Additionally, through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire system. While our customers are subject to volatility in the demand for hydrocarbons and natural gas, we are well positioned to manage through economic volatility because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements.
Aside from the 3 Bear Acquisition, we have a history of successful acquisitions that have added value to our business model and recurring cash flows while simultaneously strengthening our balance sheet. Here are some of our most significant transactions in recent years, all of which continue to have a lasting and important impact on our strategic positioning and long-term value proposition:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price
March 1, 2020	Acquired from Delek Holdings, a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Midland Gathering Assets," formerly referred to as the "Permian Gathering Assets"), and certain related assets, such transaction the "Midland Gathering Assets Acquisition" (formerly referred to as the "Permian Gathering Assets Acquisition"). The Midland Gathering Assets are recorded in our gathering and processing segment and include crude oil pipelines, approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets. The Midland Gathering Assets Acquisition was considered a transaction between entities under common control.	Delek Holdings	$100 million and 5.0 million common limited partner units
May 1, 2020	Acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." The Trucking Assets are recorded in our transportation segment and include approximately 150 trucks and trailers. The Trucking Assets Acquisition was considered a transaction between entities under common control.	Delek Holdings	$48 million
June 1, 2022	Acquired 100% of the limited liability company interests in 3 Bear from 3 Bear Energy – New Mexico LLC, related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, which enhanced our third party revenues, further diversified of our customer and product mix and, expanded our footprint into the Delaware basin.	3 Bear Energy – New Mexico LLC	$628.3 million
See Note 3 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

Evolving Strategic View
The Partnership has also embraced opportunities to enhance our environmental stewardship. While we expect that non-hydrocarbon renewables will continue to grow as a percentage of total energy consumption, liquid transportation fuels will continue to be in high demand during transition. For these reasons, we are consistently evaluating existing and arising market factors and technologies, as we look to the future of energy. In connection with the development of our Long-Term Sustainability Framework, we have expanded the scope of our growth and business development strategy to one that is also focused on operational, economic and environmental sustainability, including increased emphasis on sustainable carbon efficiency. As an initial foundational change, this expanded scope includes the implementation of an enhanced screening process for proposed future growth projects to incorporate key considerations regarding their environmental and social impact, including quantitative and qualitative data corresponding to several sustainability criteria, such as GHG emissions, carbon intensity, water usage, electricity usage, waste generation, biodiversity impact, and impact on indigenous peoples, among other environmental conscious considerations. This type of data provides management with a more thorough understanding of a project’s potential environmental and social impacts to better make investment decisions that are aligned with our long-term sustainability view. As we move into the future and begin to execute on new growth transactions under the sustainability framework, this data will enable us not only to more closely track the impact we have on both the communities in which we operate and the environment at large, but also to realize the exponential impact of sustainable growth on the long-term value to our stakeholders.

11 |

Business and Properties

Other Strategic Activity
We continued to successfully execute on several other strategic opportunities during 2022, including:
Right-sizing Leverage to Achieve Strategic Growth Objectives: Amendments to DKL Credit Facility
In May 2022, we entered into Second and Third Amendments to our Third Amended and Restated Credit Agreement, which provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) and also amended certain financial covenant calculations in order to provide flexibility in connection with the timing of the 3 Bear Acquisition. Additionally, on May 26, 2022, we entered into a Fourth Amendment to Third Amended and Restated Credit Agreement to, among other things, increase the U.S. Revolving Credit Commitments (as defined in the Credit Agreement) by an amount equal to $150 million under an existing accordion feature, for an aggregate amount of commitments under our Existing Credit Agreement of $1.0 billion. The exercise of the accordion feature gave us the flexibility to utilize borrowings under the Credit Agreement to help fund the acquisition of 3 Bear while continuing to maintain sufficient availability to continue to effectively manage our working capital needs and liquidity risk, and to evaluate longer term capitalization strategies.
On October 13, 2022, we entered into a Fourth Amended and Restated Credit Agreement with Fifth Third Bank, National Association ("Fifth Third"), as administrative agent and a syndicate of lenders (the "2022 DKL Credit Facility"). The 2022 DKL Credit Facility, among other things, (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate (eliminating the Canadian dollar tranche), with sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans (the “DKL Revolving Facility”) with an extended maturity date of October 13, 2027, and (B) a new senior secured term loan in the original principal amount of $300.0 million (the “DKL Term Facility”), (ii) reset the accordion feature under the DKL Revolving Facility, such that aggregate revolving commitments can be increased to up to $1.15 billion upon the agreement of the Partnership and one or more existing or new lenders and (ii) provided for the DKL Term Facility be drawn in full on October 13, 2022, with a maturity date of October 13, 2024, and with a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances.
Expanding Innovation Through Diversification: Slurry Clarifying Services Agreement
We executed a series of agreements, effective January 1, 2022, with DK Trading & Supply, LLC (“DKT&S”) and Alon Refining Krotz Springs, Inc. whereby the Partnership will operate and maintain a facility, located within the Krotz Springs, Louisiana refinery, to process slurry for DKT&S. Using a process that incorporates horizontal and vertical centrifuges, we remove metals, ash, and other solids from the slurry. The clarified product can then be sold to DKT&S or one of its affiliates. As consideration for the processing services, we will receive a fixed rate per barrel processing fee in addition to a margin-based payment. The Partnership and DKT&S have agreed to a minimum delivery commitment volume to be processed in the facility. The initial term of the agreement is for a period of three years, and thereafter, will continue a year-to-year basis unless canceled by either party.
Continued Investment in Logistics Footprint: Connectors Expansion Project
In connection with the Midland Gathering Assets Acquisition (formerly known as the Permian Gathering Assets Acquisition), we agreed to expend $33.8 million to construct additional receipt points to our gathering pipeline at the request of Delek Holdings for producers with which they have dedicated acreage agreements, to be owned and operated by the Partnership. Such receipt points, once completed, result in incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this acquisition. Additionally, both Delek Holdings and the Partnership identified and secured dedicated acreage and producer agreements that required construction of receipt points and also provided the opportunity for additional pipeline volumes, but that were not required under the original commitment. Related to these incremental agreements, the Partnership has completed construction of these receipt points as of December 31, 2022.
Contractual Rate Adjustments to Keep Pace with Inflation
On July 1, 2022, the tariffs on certain of our Federal Energy Regulatory Commission ("FERC") regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased by approximately 8.7%, which was the amount of the change in the FERC oil pipeline index. The tariff on FERC regulated system on our Delaware Gathering System has been adjusted as of January 1, 2023. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 7.1% and the fees that are subject to adjustments using the producer price index increased approximately 10.8%. These adjustments allow us to ensure that our results are reflective of current market conditions.
See further discussion regarding our specific '2022 Strategic Activities - A Look Back' in the 'Executive Summary'' section as well as relevant discussion in our "Liquidity and Capital Resources' section located in Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K. Additionally, see further discussion in Note 6, Note 7 and Note 10, respectively, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

12 |

Business and Properties

Information About Our Segments
We prepare segment information on the same basis that we review financial information for operational decision-making purposes. Currently, we aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and Other, consisting primarily of general and administrative expenses. Additional segment and financial information is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 15, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Gathering and Processing
Overview
The operational assets in our gathering and processing segment, consist of assets acquired in connection with the Midland Gathering Assets Acquisition, including approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets, as well as operational assets we acquired in connection with the 3 Bear Acquisition, consist of approximately 485 miles of pipelines, 88 million cubic feet ("MMCf") per day ("MMCf/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity located primarily in the Delaware Basin (“Delaware Gathering Assets”). The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Midland Basin. The 3 Bear assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil gathering as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.
Revenue Streams and Customers
With respect to our gathering and processing segment, we generate two principal types of revenues:
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
•Pipeline throughput fees - comprised of fees to customers, generally based on throughput or other relevant volumetric measures, for transporting crude oil and refined products via our pipeline assets. A substantial majority of these revenues (and also contribution margin) is derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. These commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which provides protection from market volatility related to commodity prices.
Competition
The Permian Basin has been one of the most prolific oil and gas producing regions in the U.S. It is fed by the remnants of a prehistoric seabed containing organic deposits and forming one of the thickest hydrocarbon structures in the world. It consists of three sub-regions: the Delaware Basin, which is the deepest of the Permian sub-basins and is located in the western section located in New Mexico, the Midland Basin which has been an active drilling region since the 1940s and is located in the eastern part of the Permian in Texas, and the Central Basin Platform which lies between the Delaware and Midland. The Permian Basin wells produce not only oil and gas, but also large volumes of salt water, resulting in an ancillary industry surrounding water disposal and transportation.
We primarily operate our gathering and processing operations in the Delaware and Midland Basins within the overall Permian Basin, with our Delaware Basin focused on crude and gas gathering as well as gas and water processing and primarily services third-party customers, and our Midland activities focused on crude gathering and transportation which ultimately services the refineries of Delek Holdings, our largest customer.

13 |

Business and Properties

With respect to our Delaware Basin Gathering and Processing activities, competition is impacted by the prevalence of other midstream companies in the region with gathering lines, compression facilities, processing plants, and storage and transportation capabilities. Additionally, the demand for gathering and processing activities is dependent upon oil and gas production in the area. Because virtually all of our business in the Delaware Basin is third-party, our competitive position is dependent upon our ability to develop relationships with producers, to provide an integrated gathering and processing asset infrastructure, including rights-of-way, that allows us to demonstrate the breadth, quality, and relevance of our gathering and processing service offerings, and to secure strategic long-term contracts with those producers. For the year ended December 31, 2022, we have a customer base that is continuing to grow based on our success in these areas, and where our contract portfolio is comprised of long-term renewable contracts, often with minimum volume commitments and dedicated acreage which further contributes to the long-term stability of those associated cash flows.
With respect to the Midland Basin Gathering and Processing activities, we note many of the same factors in terms of securing a competitive position for providing gathering services to producers. These include having strategically located assets, including rights-of-way, and securing dedicated acreage and other competitive contracts. However, our Permian Gathering activities have a unique component that positions us well strategically. And that is, we have worked with our sponsor, Delek Holdings, to purchase first barrels of crude oil gathered from producers and then utilizing the Partnership’s network of logistics assets, combined with physical exchange trades, in order to ultimately source those (or equivalent) barrels for production at Delek Holdings refineries. As a result, our producer arrangements are structured such that the Partnership, the producers, and our primary customer for those barrels (Delek Holdings) are mutually incentivized to continue those relationships. This includes rights of first refusal for barrels coming out of wellheads under agreements with producers. As a result, our access to those barrels, and our revenues for those gathering and related transportation activities, are well insulated from typical competitive pressures.
We face competition for the transportation of crude oil from other pipeline owners whose pipelines or gathering facilities (i) may have a location advantage over our pipelines or gathering facilities, (ii) may be able to transport more desirable crude oil or refined products to Delek Holdings or to third parties, or (iii) may be able to transport crude oil or refined product at a lower rate. Any or all such factors could cause Delek Holdings, or our third-party customers, to reduce throughput to a level that is below the minimum throughput commitments established in any contracts we may have with them or determine not to renew such contracts when the term expires. To the extent our pipeline assets are directly serving Delek Holdings into the refineries, the competition risk is significantly lower.
Seasonality
Our Processing and Gathering activities in the Delaware and Permian (Midland) Basins may be subject to seasonality to the extent that crude oil prices are impacted. The reason is that, unlike in the Appalachian Basin, where natural gas is produced from natural gas wells, most of the natural gas production in the Permian Basin relates to gas produced from crude oil well. Thus, producers' exploration and production activities, including whether to deploy drilling rigs or take them out of operation, are impacted by crude oil prices. While the price of crude oil is impacted by many factors, including the domestic and global crude oil supply and macro geopolitical factors, it may also be impacted by seasonality. However, to the extent that we have minimum volume commitments with producers, we are insulated from these seasonal/market conditions.
The volume and throughput of crude oil and refined products transported through our pipelines, particularly those originating from our Permian Gathering activities, are directly affected by the level of supply and demand for related products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. In addition, our refining customers, such as Delek Holdings, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or refined products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin will be substantially mitigated due to our commercial agreements with Delek Holdings which include minimum volume and throughput commitments.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (the “ICA”) and by state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission, the Arkansas Public Regulation Commission and the New Mexico Public Regulation Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with all applicable reporting requirements for these pipelines. Some of our pipelines have received waivers from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements. See "Governmental Regulation and Environmental Matters—Rate Regulation of Petroleum Pipelines" of this Annual Report on Form 10-K, for more information on the FERC imposed tariffs. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically on July 1 of each year, by the amount of any change in various inflation-based indices, including FERC, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. The tables below show the operating results for the wholesale marketing and terminalling segment.

14 |

Business and Properties

Midland Gathering Assets
We own a system of common carrier pipelines that primarily gathers and transports crude oil. The Midland Gathering System (formerly referred to as Permian Gathering System) (the "Midland Gathering System") includes approximately 200 miles of crude oil gathering and transportation lines with approximately 350,000 bpd capacity located primarily near the Big Spring Refinery in Texas, which provide access to hydrocarbons directly from wellheads located in the Midland Basin.
The table below includes certain operating statistics for our Midland Gathering Assets:

Throughputs (average bpd)
	Year Ended December 31,
	2022	2021	2020
Midland Gathering System (1)	128,725	80,285	82,817
Plains Connection System (1)	183,827	124,025	104,770
(1) Throughputs for the year ended December 31, 2020 for the Midland Gathering System and the Plains Connection System are for approximately 275 days we owned the assets following the Midland Gathering Assets Acquisition (formerly known as Permian Gathering Assets Acquisition) effective March 31, 2020.

Delaware Gathering Assets
Delaware Gathering Assets is anchored by a high-quality diversified customer base across approximately 350,000 dedicated acres, it has integrated crude, gas and water infrastructure concentrated in the central Lea County, New Mexico core. These assets consist of approximately 485 miles of pipelines, 88 million cubic feet ("MMCI") per day ("MMCI/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity. These assets support our crude oil and natural gas gathering, processing and transportation business, as well as water disposal and recycling operations.

Volumes
Period from June 1 through December 31, 2022

Natural Gas Gathering and Processing (Mcfd(1))	60,971
Crude Oil Gathering (bpd(2))	87,519
Water Disposal and Recycling (bpd(2))	72,056
(1) Mcfd - average thousand cubic feet per day.
(2) bpd - average barrels per day.

15 |

Business and Properties

Pipeline Assets

Pipeline, Diameter (inches)	Length (miles)	Throughput Capacity (bpd)	Commodity	Associated Refinery	Origin/Termination Point	Third-Party System Connections
El Dorado Assets (1)
Magnolia Pipeline 12, 16 (2)	77	68,500	crude oil	El Dorado	Shreveport, LA to Magnolia, AR	ETP/ExxonMobil's LOLA System
Magnolia Station (3)	N/A	N/A	crude oil	El Dorado	N/A	N/A
El Dorado Pipeline 12 (4)	31	22,000	crude oil	El Dorado	Magnolia Station to Delek Holdings' Sandhill Station	N/A
Refined Products Pipeline System (5)
12- inch diesel pipeline	8	N/A	diesel	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
10-inch gasoline pipeline	8	N/A	gasoline	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
Paline Pipeline System (6)
Longview to Nederland Pipeline 10 (7)	195	42,000	crude oil	N/A	Longview, TX to the Phillips 66-operated Beaumont terminal in Nederland, TX	N/A
East Texas Crude Logistics System
Nettleton Pipeline 8, 10	36	25,000	crude oil	Tyler	Tank Farms in Longview, TX to (a) Bullard Junction at the Tyler Refinery, and (b) our other tank farms in Longview, TX	N/A
McMurrey Pipeline System 6, 8, 12	59	24,000	crude oil	N/A	Tank Farms in Longview, TX, runs roughly parallel to the Nettleton Pipeline	N/A
Tyler Assets (8)
Tyler-Big Sandy Product Pipeline (9)
Hopewell Pipeline 8	13	30,000	crude oil	Tyler	Tyler Refinery to Hopewell Station	N/A
Big Sandy Pipeline 8	19	30,000	crude oil	Tyler	Hopewell Station to Big Sandy Station	N/A
Big Spring Logistics Assets (10)
Refined Product Pipeline 6	40	20,000 (11)	refined product	Big Spring	Big Spring, TX to Midland, TX	N/A
Primary crude oil pipeline	20	250,000	crude oil	Big Spring	N/A	N/A
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
(4) Upon reaching Sandhill Station, the crude oil from the El Dorado Pipeline is transported, via multiple short crude oil pipelines owned by us, to Tank 192, a 150,000 barrel capacity storage tank ("Tank 192") or to Tank 120, an 80,000 barrel capacity storage tank ("Tank 120"), which receives heavier asphaltic crudes. At present, substantially all crude oil that enters the El Dorado Refinery, including the crude oil gathered on the El Dorado Gathering System, is routed through Sandhill Station. We own Tank 192 and Tank 120 and lease the underlying ground from Lion Oil Company, LLC (formerly known as Lion Oil Company) under a long-term ground lease.
(5) Pursuant to a capacity lease with Enterprise, we also lease capacity of approximately 14,000 bpd on the approximately 240-mile Enterprise Products Pipeline from Enterprise's El Dorado Station to our refined products terminal in Memphis, Tennessee.
(6) Operated as a common carrier pipeline.
(7) The Longview to Nederland Pipeline includes a three-mile section that runs north from Kilgore, Texas. In addition, there is a connection near Vidor, Texas which connects with a third-party pipeline terminating at the Jefferson Energy Terminal in Beaumont, Texas.
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

16 |

Business and Properties

Our East Texas Crude Logistics System includes five owned or leased crude oil storage terminals, at which we store crude oil owned by Delek Holdings for the Tyler Refinery. The following table summarizes information with respect to these terminals:

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
The table below includes certain operating statistics for our El Dorado Assets and El Dorado Gathering System:

Throughputs (average bpd)
	Year Ended December 31,
	2022	2021	2020
El Dorado Assets:
Crude pipelines (Non-gathered) (1)	78,519	65,335	74,179
Refined Products Pipelines to Enterprise System	56,382	48,757	53,702
El Dorado Gathering System	15,391	14,460	13,466
(1) Excludes crude oil gathered on the El Dorado Gathering System and injected into our El Dorado Assets.

The table below sets forth historical average daily throughput for the East Texas Crude Logistics System.

Throughputs (average bpd)
	Year Ended December 31,
	2022	2021	2020
East Texas Crude Logistics System	21,310	22,647	15,960

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

17 |

Business and Properties

Wholesale Marketing and Terminalling
Overview
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
Revenue Streams and Customers
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
Competition
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
Seasonality
The volume and throughput of crude oil and refined products sold through our terminals and to third parties are directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. While demand for asphalt products, which are a substantial portion of the El Dorado Refinery's product mix, is also lower in the winter months. In addition, our refining customers, such as Delek Holdings, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or refined products by our customers and therefore limit our marketing and terminalling activities during these periods. While these season fluctuations may impact our revenues and margins, we do not hold inventory and therefore are not subject to inventory risk.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2022, 2021 and 2020, we present the results for the period during which we owned the relevant assets, as delineated in any notes accompanying the tables.

18 |

Business and Properties

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

	Year Ended December 31,
	2022	2021	2020
Sales volumes (average bpd):	66,058	68,497	71,182

West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas.
We own approximately 100 miles of product pipelines in West Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. We purchase products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings shipped product that was produced at the Big Spring Refinery. We completed constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that allows Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2022 at the Abilene and San Angelo terminals associated with our marketing activities. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."

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

	Year Ended December 31,
	2022	2021	2020
Throughput (average bpd)	10,206	10,026	11,264
Gross margin (in thousands)	$15,457	$13,631	$9,775
Gross margin per barrel	$4.15	$3.72	$2.37

Terminalling
We provide terminalling services for products to third parties and Delek Holdings through light products terminals we own in Nashville, Tennessee and to Delek Holdings, or certain third parties to whom Delek Holdings has assigned its rights, through our light products terminals in Memphis, Tennessee; Tyler, Texas; Big Sandy, Texas; Mount Pleasant, Texas; Duncan, Oklahoma; El Dorado, Arkansas; and North Little Rock, Arkansas. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information pertaining to our material agreements. See "Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Intermediation Agreement" for a description of a third party's involvement in certain agreements.

19 |

Business and Properties

The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2022.

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
(4) See "Gathering and Processing Segment—Tyler Assets," "Gathering and Processing Segment—El Dorado Gathering System and El Dorado Assets," and "Storage and Transportation Segment—Other Transportation Assets" above for a discussion of the storage tanks associated with these terminals. The North Little Rock Terminal, the El Dorado Terminal and tank farm and the Tyler Terminal and tank farm are located on property leased from third parties and Delek Holdings.

The table below sets forth historical average daily throughput for each of our terminals.

	Year Ended December 31,
	2022	2021	2020
Throughput (average bpd):
Tyler, TX	68,722	69,284	72,484
Duncan, OK	23,473	30,163	34,214
El Dorado, AR	11,580	12,553	10,334
Memphis, TN	7,422	7,000	9,912
North Little Rock, AR	10,828	6,971	9,033
Nashville, TN	6,100	6,247	5,524
Mount Pleasant, TX	2,642	4,520	4,048
Big Sandy, TX	1,495	1,563	1,702
Total	132,262	138,301	147,251

Storage and Transportation Segment
Overview
The operational assets in our storage and transportation segment consist of tanks, offloading facilities, trucks and ancillary assets, which provide crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.
Revenue Streams and Customers
The Partnership generates revenue in its Storage and Transportation segment by charging fees to customers, generally based on throughput or other relevant volumetric measures, for services associated with transporting, offloading and storing crude oil and refined products. Furthermore, a substantial majority of our Storage and Transportation segment revenues (and also EBITDA) is derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. As more fully described below, our commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which we believe will provide a stable revenue stream in the future. The fees charged under our agreements with Delek Holdings and third parties are indexed to inflation-based indices.

20 |

Business and Properties

Competition
We face competition for the transportation and storage of crude oil from pipeline owners whose storage facilities (i) may have a location advantage over our pipelines offtake or storage facilities, (ii) may be able to transport or store more desirable crude oil or refined products to Delek Holdings or to third parties, (iii) may be able to transport or store crude oil or refined product at a lower rate, or (iv) may be able to store more crude oil or refined product. Any or all such factors could cause Delek Holdings, or our third-party customers, to reduce throughput to a level that is below the minimum throughput commitments established in any contracts we may have with them or determine not to renew such contracts when the term expires.
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
Seasonality
The volume and throughput of crude oil and refined products transported through our other segments and sold through our terminals and to third parties are directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. While demand for asphalt products, which are a substantial portion of the El Dorado Refinery's product mix, is also lower in the winter months. As a result, the need for our storage services may actually fluctuate in opposition to seasonal demand, but may also be impacted by our customers' strategic decisions on whether to store or sell excess committed volumes. Our transportation activities within this segment, which consists primarily of ancillary trucking services and which supplement and provide alternative transportation for barrels in times when supply or demand are disrupted, can be responsive to seasonal as well as other unexpected changes in demand.
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the Interstate Commerce Act (the “ICA”) and by state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission, the Arkansas and the New Mexico Public Service Commission. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with all applicable reporting requirements for these pipelines. Some of our pipelines have received waivers from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements. See "Governmental Regulation and Environmental Matters—Rate Regulation of Petroleum Pipelines" of this Annual Report on Form 10-K, for more information on the FERC imposed tariffs. In addition, the rates charged with respect to our assets that are subject to inflation indexing may increase or decrease, typically on July 1 of each year, by the amount of any change in various inflation-based indices, including FERC, provided that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. The tables below show the operating results for the wholesale marketing and terminalling segment.
Other Transportation Assets
The Partnership also owns additional assets or leases capacity on additional assets that are used to support Delek Holdings' refineries or that are used in our operations but may not be adjacent to or directly on the properties owned by such refineries. These include tankage assets and trucking assets listed below:
•five tanks with an aggregate active shell capacity of approximately 180,000 barrels at a terminal in North Little Rock, Arkansas; and
•264 tractors and 353 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties.

Investments in Pipeline Joint Ventures
Overview
The Partnership owns a portion of three joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets primarily in the Permian Basin and Gulf Coast regions and with strategic connections to Cushing, Midland and other key exchange points, which provide crude oil and refined product pipeline transportation to third parties and subsidiaries of Delek Holdings.
Revenue Streams and Customers
We do not directly earn revenues from our joint venture investments. Rather, we earn income (loss) from the equity method investment, which is inclusive of our proportionate share of net income (loss) of the joint venture for each period. These pipelines serve numerous customers and generally charge spot or contractual rates pursuant to FERC regulations.

21 |

Business and Properties

Competition
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
Seasonality
The volume and throughput of crude oil and refined products transported through our pipelines, including those in which we own a joint venture interest, are directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products fluctuates during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. In addition, our refining customers, such as Delek Holdings, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or refined products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin are substantially mitigated due to throughput and deficiency agreements with Delek Holdings and other customers of the pipeline joint ventures, many of which are related to our joint venture partners. Additionally, because of the related party nature of many of the customers of these joint ventures, they are incentivized to continue working with our pipeline joint ventures to create and maintain mutually beneficial contractual arrangements.
Our investments in pipeline joint ventures include the following:

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
The Rio Pipeline, which was completed in September 2016, is strategically located to benefit from increased drilling activity in the Delaware Basin area. This pipeline which offers connection to the Midland takeaway pipelines.
The Caddo Pipeline, completed in January 2017, strategically provides essential additional logistics support to nearby refineries with a third crude supply source.
We acquired a 33% ownership stake in Red River in May 2019. The expansion project to increase the crude oil pipeline capacity from 150,000 bpd to 235,000 bpd was completed in October 2020. Delek Holdings is a major shipper on the Red River Pipeline. Following the completion of the expansion project, Delek Holdings increased its crude oil options, increasing the flow of Cushion crude oil into Longview, TX. Strategically, at Longview TX we have access to the Delek Holdings refining system providing ability to reduce dependence on Midland crude oil at Tyler, El Dorado and Krotz Springs, Gulf Coast markets through Paline and other third-party pipelines and increases potential WTI Brent exposure with limited cost to the Partnership.

Corporate and Other
The corporate and other segment primarily consists of general and administrative expenses not allocated to a reportable segment. When applicable, it may also contain operating segments that are not reportable and do not meet the criteria for aggregation with any of our existing reportable segments.

22 |

Business and Properties

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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Slurry Clarifying Services Agreement
We executed a series of agreements, effective January 1, 2022, with DK Trading & Supply, LLC (“DKT&S”) and Alon Refining Krotz Springs, Inc. whereby the Partnership will operate and maintain a facility, located within the Krotz Springs, Louisiana refinery, to process slurry for DKT&S. Using a process that incorporates horizontal and vertical centrifuges, we will remove metals, ash, and other solids from the slurry. The clarified product can then be sold to DKT&S or one of its affiliates. As consideration for the processing services, we will receive a fixed rate per barrel processing fee in addition to a margin-based payment. The Partnership and DKT&S have agreed to a minimum delivery commitment volume to be processed in the facility. The initial term of the agreement is for a period of three years, and thereafter, will continue a year-to-year basis unless canceled by either party.
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, Delek Logistics Operating, LLC, Lion Oil Company, LLC (formerly known as Lion Oil Company) and certain of the Partnership's and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended and restated from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2023.
Other Agreements with Third Parties
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

23 |

Business and Properties

Delek Holdings' Crude Oil and Refined Products Intermediation Agreement
Pursuant to financing arrangements between Delek Holdings and its subsidiaries, Lion Oil Company, LLC, DK Trading & Supply, LLC and Alon USA, LP (all hereinafter referred to together as "Delek Holdings"), to which we are not a party, and Citigroup Energy ("Citi"), Delek Holdings assigned to Citi certain of its rights under our specific terminalling agreements, pipelines, storage and throughput facilities agreements, and asphalt services agreements. This is a financing arrangement for Delek Holdings whereby Citi holds crude oil and product for Delek Holdings. Citi retains these storage and transportation rights for the term of the financing arrangement, which currently expires on December 30, 2024, with Citi having the option to further extend to December 30, 2025.The Inventory Intermediation Agreement with Citi replaces the Supply and Offtake Agreements with J. Aron that expired on December 30, 2022.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the Delek Holdings' Inventory Intermediation Agreement.
Major Customers
We are dependent upon Delek Holdings as our primary customer, and the loss of Delek Holdings as a customer would have a material adverse effect on both of our operating segments. We derive a substantial majority of our contribution margin (defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization) from fee-based commercial agreements with Delek Holdings or as a direct result of its operations.
For more information pertaining to these agreements, see "Commercial Agreements." Our other customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.
Delek Holdings, directly or indirectly, accounted for 46.3%, 59.8% and 67.4% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
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

24 |

Business and Properties

Governance
Board of Directors Oversight
The strategy and direction of our business begins with the Board of Directors of our general partner. The Board of Directors is committed to developing and implementing the Partnership’s ESG-related goals, taking an active role in overseeing management’s efforts. To assist in these efforts, Board of Directors of our general partner has delegated a number of sustainability-related responsibilities to its standing committees.

BOARD OF DIRECTORS

AUDIT COMMITTEE

ESG Responsibilities and Oversight:

- ESG-related financial reporting and climate-risk disclosures
- Legal and regulatory compliance, including those related to ESG
- Financial risk exposure related to ESG
- Code of business conduct & ethics

TECHNOLOGY COMMITTEE

ESG Responsibilities and Oversight:

- Contingency planning and disaster recovery activities
- Information security policies, programs, procedures, and initiatives
- Information security risk exposure and insurance policies
- Information security mitigation

GOVERNANCE AND COMPENSATION COMMITTEE

ESG Responsibilities and Oversight:

- ESG practices, policies, and communications, including diversity and human rights
- Company engagement with stakeholders on sustainability and ESG matters
- ESG initiatives related to human capital management
- Compensation and benefits policies and practices and remuneration plans for ESG goals through recommendation to the Holdings Compensation Committee

ENVIRONMENTAL, HEALTH AND SAFETY (EHS) COMMITTEE

ESG Responsibilities and Oversight:

- EHS policies and programs associated with ESG
- Litigation, policy, and regulatory disclosures related to EHS
- Contingency planning and emergency response activities
- Emerging EHS issues, trends, developments, and research
- Material impact of capital expenditures and acquisitions on EHS compliance, EHS risk exposure, and environmental performance associated with ESG

Delek Executives

Drives and implements ESG strategies, programs, and plans across the organization

The primary responsibility for overseeing ESG-related matters has been assigned to the Governance and Compensation Committee of the Board of Directors of our general partner. The Governance and Compensation Committee, which has been helping to guide these activities, is focused on elevating the Partnership’s ESG performance to that of a leader amongst its peers. The Governance and Compensation Committee’s responsibilities include making recommendations to Delek Holdings’ Human Capital and Compensation Committee related to executive and employee compensation for the achievement of ESG-related goals.
The Environment, Health and Safety Committee of the Board of Directors of our general partner exercises direct oversight over a number of ESG-related matters such as the implementation of our first GHG reductions goals, the continual improvement of our workforce health and safety performance, spill prevention, waste minimization, and air emission reduction efforts.
The Audit Committee of the Board of Directors of our general partner oversees certain ESG-related matters, such as all financial reporting disclosures related to ESG, the Partnership's legal and regulatory compliance, and any potential financial risk exposure related to ESG.
Management Oversight
The strategy provides for clear lines of ownership and accountability, in addition to regular and clear communication between the Board of Directors of our general partner and executives, are critical to effectively managing our ESG-related risks and opportunities. As such, Delek Holdings’ leadership has created several ESG-related strategic groups. For example, the New Energy Task Force was developed to examine how to tactically reduce our GHG emissions, as well as to evaluate product and service offerings that will be sustainable in the post-2050 net carbon neutral environment.
In addition, the Joint Risk Committee, which consists of our President, Chief Financial Officer, Chief Operating Officer and General Counsel, acts as the executive sponsors and overseers of our Enterprise Risk Management Framework and reports quarterly to the Board of Directors. Moreover, Delek Holdings implemented three standing subcommittees underneath the Joint Risk Committee: the Systems Risk Management Subcommittee, the Financial Markets Risk Subcommittee, and the ESG Risk Subcommittee, which was established in the beginning of 2022. Specifically, the ESG Risk Subcommittee, led by our Vice President of Public Affairs and ESG, is composed of experts and leaders across our business functions, including our executives responsible for Refining, Retail, Human Resources, Investor Relations and Delek Logistics, as well as our Chief Financial Officer and General Counsel. To ensure continued progress, the ESG subcommittee meets quarterly to assess, manage and oversee relevant risks, including those related to safety, the workforce and decarbonization.

25 |

Business and Properties

Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines
The rates, terms and conditions of service on certain of our pipelines are subject to regulation by the FERC under the ICA and by state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission, the Arkansas Public Service Commission and the New Mexico Public Regulation Commission. The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. See Item 1A, "Risk Factors—Risks Relating to Our Business."
While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, Louisiana and New Mexico; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states. Without limitation, certain of our pipeline assets in Texas, including the Greenville-Mount Pleasant Pipeline, are operated under the regulation of the Texas Railroad Commission and subject to filed tariffs and other regulatory requirements of that agency. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier by publishing tariffs and providing transportation on a non-discriminatory basis. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing transportation on a non-discriminatory basis. New Mexico Public Regulation Commission may prescribe reasonable maximum rates for the transportation of oil, and the products derived from oil, by a pipeline common carrier from any point in New Mexico to an ultimate destination in New Mexico.
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
The United States Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the "Pipeline Safety Act") gives the PHMSA the power to assess penalties of up to $257,664 per violation per day of violation, and up to $2,576,627 for a series of related violations. These amounts are subject to inflation adjustments as well. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. We work closely with our industry associations to participate with and monitor PHMSA's efforts.

26 |

Business and Properties

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

27 |

Business and Properties

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
We currently own and lease, and Delek Holdings has in the past owned and leased, properties where hydrocarbons are being or have been managed for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we may be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) to clean up contaminated property (including contaminated groundwater), to perform remedial operations to prevent future contamination or to reimburse costs incurred by federal or state agencies or other persons who are allowed to seek such costs under applicable law.
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

28 |

Business and Properties

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
We believe that we are the owner of valid easement rights and rights-of-way or fee ownership or leasehold interests to the lands on which our assets are located. Under the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements), Delek Holdings has agreed to indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business, in each case, that are identified prior to the relevant date in the Omnibus Agreement, subject to an annual deductible. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens, and easements, restrictions, and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.
Liens and Encumbrances
The majority of the assets described in this Annual Report on Form 10-K are pledged under and encumbered by our credit agreement. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Corporate Headquarters
Delek Holdings leases its corporate headquarters at 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027. The lease is for 56,141 square feet and expires in January 2030. We pay Delek Holdings a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read Items 1 and 2. "Business and Properties—Commercial Agreements—Other Agreements with Delek Holdings."

29 |

Risk Factors
ITEM 1A.  RISK FACTORS
We are subject to numerous known and unknown risks, many of which are presented below and elsewhere in this Annual Report on Form 10-K. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K in evaluating us and our common stock. Any of the risk factors described below, or additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, cash flows and results of operations. The headings provided in this Item 1A are for convenience and reference purposes only and shall not limit or otherwise affect the extent or interpretation of the risk factors.
Risks Relating to Our Business
Our relationship with Delek Holdings and their financial condition subjects us to potential risks that are beyond our control.
Delek Holdings is the only customer for a majority of our assets, including but not limited to our assets used to support the Tyler Refinery and the majority of our terminalling assets. In addition, Delek Holdings, through inventory intermediation agreements with its assignee, is effectively the principal customer for our Big Spring Logistics Assets used to support the Big Spring Refinery and our Lion Pipeline System, the Gathering Assets, and our El Dorado, Memphis and North Little Rock terminals. Please see Items 1 and 2. "Business and Properties—Delek Holdings' Crude Oil and Refined Products Intermediation Agreement." As we expect to continue to derive the substantial majority of our margins from Delek Holdings, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings under our commercial agreements. In addition, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings’ assignees. If Delek Holdings were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek Holdings’ management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek Holdings' obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek Holdings. If Delek Holdings fails to renew these contracts as they come up for renewal, or if Delek Holdings fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated as a result of our performance failure or for any other reason, and we are unable to generate revenue from third parties with respect to such assets, we could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek Holdings’ or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek Holdings and its assignees, including, but not limited to, the following:
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

30 |

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

31 |

Risk Factors
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
On June 1, 2022, we completed the 3 Bear Acquisition, which will require management to devote significant attention and resources to integrating the 3 Bear business with our business. Potential difficulties that may be encountered in the integration process include, among others:
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

32 |

Risk Factors
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
The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. Events which could result in such losses, and in some cases already have impacted our operations, include unplanned maintenance requirements, catastrophic events such as fire, mechanical breakdown, explosion, or contamination, natural disasters and orders issued by environmental authorities. Large energy industry claims could result in significant increases in the level of premium costs and deductibles for participants in the energy industry. Insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance coverage they are willing to offer or demand significantly higher premiums or deductibles. If we experience significant claims, or if there are significant changes occur in the number or financial solvency of insurance underwriters for the energy industry, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at a reasonable cost.
Furthermore, any losses under the insurance policies experienced by Delek Holdings may impact our ability to obtain, renew or arrange for adequate alternative coverage. As a result of market conditions and our claims history, premiums and deductibles for Delek Holdings' insurance policies have increased, and some of Delek Holdings' insurers have declined to renew policies. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
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
Any extreme weather events may disrupt the ability to operate our facilities or to transport crude oil, refined petroleum or petrochemical and plastics products in these areas. In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of crude oil and refined products. For example, severe weather events could damage transportation infrastructures and lead to interruptions of our operations, including our ability to deliver products or increases in costs. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to prevent or repair damage to these facilities. Finally, depending on the severity and duration of any extreme weather events or climate conditions, our operations may need to be modified and material costs incurred, which could materially and adversely affect our business, financial condition and results of operations.
If we are unable to generate sufficient cash flow, our ability to pay quarterly distributions to our common unitholders at all or at current levels or our ability to increase our quarterly distributions in the future could be impaired materially.

33 |

Risk Factors
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

34 |

Risk Factors
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

35 |

Risk Factors
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

36 |

Risk Factors
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

37 |

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

38 |

Risk Factors
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

39 |

Risk Factors
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
Our revolving credit facility and the respective indentures governing the 2025 Notes and 2028 Notes (as defined in Note 11 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could limit our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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

40 |

Risk Factors
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
As of December 31, 2022, we had approximately $1,670.5 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the respective indentures governing the 2025 Notes and 2028 Notes. Our level of debt could have important consequences to us, including the following:
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
While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not, at some point, assert that some or all of the transportation service we provide that is not currently subject to our FERC tariffs within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements.

41 |

Risk Factors
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

42 |

Risk Factors
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
Further, the administrator for LIBOR ceased publishing one-week and two-month U.S. dollar LIBOR at the end of 2021 and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate ("SOFR"), that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgement of submitting panel members. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
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

43 |

Risk Factors
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

44 |

Risk Factors
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

45 |

Risk Factors
These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations. These activities could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our common limited partner unit price and access to capital markets.
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
Uncertainty surrounding new or continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, any terrorist attack, armed conflict, war or political instability in the significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our petroleum product marketing operations. The long-term impacts of terrorist attacks and the threat of future terrorist on the energy transportation terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
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

46 |

Risk Factors
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
Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some business partners, such as contractors and distributors.

47 |

Risk Factors
Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with emerging privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.
In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any critical infrastructure security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to remain in compliance with these government regulations may results in enforcement actions which may have a material adverse effect on our business and operations.
An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our results of operations and financial condition. We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long lived asset or goodwill may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future tariff rates, forecasted throughput levels, operating costs and capital expenditures. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of long-lived assets or goodwill in the future.
The Partnership's ongoing study of strategic options could materially impact our strategic direction, business and results of operations.
Delek Holdings’ board of directors, with the assistance of outside advisors, is evaluating a wide range of strategies for Delek Holdings to unlock and enhance stockholder value. This process, including any uncertainty created by this process, involves a number of risks which could impact our business and our unitholders, including the following: significant fluctuations in our unit price could occur in response to developments or actions relating to the process or market speculation regarding any such developments or actions; we may encounter difficulties in hiring, retaining and motivating key personnel who provide services to us during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic alternatives. The review process also requires significant time and attention from management, which could distract them from other tasks in operating our business or otherwise disrupt our business. Such disruptions could cause concern to our customers, strategic partners, or other constituencies and may have material impact on our business and operating results and volatility in our unit price. There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transactions or strategy, if implemented, will provide greater value to our unitholders than that reflected in the price of our units representing limited partner interest. Any outcome of this process would be dependent upon a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing on reasonable terms. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.
If our cost efficiency measures are not successful, we may become less competitive.
We continue to focus on minimizing operating expenses through cost improvements and simplification of our corporate structure. We may experience delays or unanticipated costs in implementing our cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies and adversely affect our competitive position.

48 |

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

49 |

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

50 |

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

51 |

Risk Factors
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
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 24, 2023, Delek Holdings owned 78.8% of our outstanding common limited partner units.
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
As of February 24, 2023, Delek Holdings held 34,311,278 common limited partner units. In addition, we have agreed to provide Delek Holdings with certain registration rights on a portion of these units. We have filed a shelf registration statement with the SEC for the re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million common limited partner units. We will not receive any proceeds from the sale of these units by Delek Holdings. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements, so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or

52 |

Risk Factors
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
If at any time our general partner and its affiliates own more than 85% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. The ownership threshold will drop to 80% automatically if the ownership of common units by our general partner and its affiliates falls below 77% of the outstanding common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 24, 2023, Delek Holdings owned 34,311,278 common limited partner units, or 78.8% of our total outstanding common limited partner units.
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

53 |

Risk Factors
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

54 |

Risk Factors
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

55 |

Risk Factors
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

56 |

Risk Factors
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

57 |

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were four holders of record of our common units held by the public as of February 24, 2023. In addition, as of February 24, 2023, Delek Holdings and its affiliates owned 34,311,278 of our common units. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of historic cash distributions.
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

ITEM 6. [RESERVED]

58 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (the 'Annual Report on Form 10-K'). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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

59 |

Management's Discussion and Analysis
•disruptions due to equipment interruption or failure, or other events, including terrorism, sabotage or cyber-attacks, at our facilities, Delek Holdings’ facilities or third-party facilities on which our business is dependent;
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
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets as well as crude oil and natural gas gathering and water processing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties. In June 2022, we acquired 100% of the interest in 3 Bear Delaware Holding – NM, LLC ("3 Bear"), which expands our third-party revenue and includes crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering” business). As we continue the process of integrating these operations into our existing businesses and assessing the long-term impact to our business, management (including the designated Chief Operating Decision Maker or “CODM”) has changed the way that the business is managed and reviewed, including from a financial reporting perspective. As a result, effective in the fourth quarter 2022, we have revised our reportable segments accordingly. The new reportable

60 |

Management's Discussion and Analysis
segments consist of Gathering and Processing, Wholesale Marketing and Terminalling, Storage and Transportation, and Investments in Pipeline Joint Ventures. The primary change in our segmentation as compared to prior presentations is that, now that we have substantially expanded our gathering activities, certain legacy gathering activities and operations are now managed as part of the Gathering and Processing segment. Additionally, we are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. A substantial portion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our pipeline usage and gathered crude oil barrels are contracted either primarily or exclusively to Delek Holdings in support of its Tyler, El Dorado and Big Spring refineries.
The Partnership is not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. See "Part 1—Items 1 and 2. Business and Properties—Company Overview" for further details.
Business and Economic Environment Overview
During much of year ended December 31, 2022, domestic markets have experienced an elevated hydrocarbon pricing environment has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, the successful integration of Delek Delaware Gathering further diversifies our logistics customer base to include significantly more third-party customers, it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of integrating our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire Delek Logistics system. As a result, we saw an increase in EBITDA (as defined in "Non GAAP Measures" section below) of $46.8 million in 2022 as compared to 2021. Our gathering and processing segment which had EBITDA of $175.3 million in 2022 compared to $126.8 million in 2021, benefited from additional EBITDA associated with the 3 Bear Acquisition. Our wholesale marketing and terminalling segment saw a $3.5 million increase in EBITDA largely as a result of higher volumes of product sales in our West Texas wholesale operations partially offset by lower gross margin per barrel. EBITDA for our investments in pipeline joint ventures increased $7.1 million as a result of strong throughputs particularly on the Red River Pipeline and Caddo Pipeline. See the “Results of Operations” section below for further discussion.
Looking forward, concerns about inflation and a possible economic downturn as well as initiatives to reduce carbon footprints through energy transition to renewables have softened the forward demand expectations for hydrocarbons and natural gas. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, as we look forward to 2023, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.
See further discussion on macroeconomic factors and market trends, including the impact on 2022 and the outlook for 2023, in the ‘Market Trends’ section below.
Other 2022 Developments
Increasing Unitholder Value and Long-term Sustainability Through Acquisitions: 3 Bear Acquisition
On June 1, 2022, the Partnership, through its subsidiary DKL Delaware Gathering, LLC, acquired 100% of the limited liability company interests in 3 Bear related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "3 Bear Acquisition"). The purchase price for 3 Bear was $628.3 million. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the Partnership's existing credit agreement. Through this strategic transaction, the Partnership expects to significantly increase its third-party revenue and further diversify its customer and product mix, expand its footprint into the Delaware sub-basin of the Permian, and provide immediate accretion to Distributable Cash Flow. Additionally, we believe the addition of 3 Bear may provide access to expanded carbon capture opportunities.

61 |

Management's Discussion and Analysis
Right-sizing Leverage to Achieve Strategic Growth Objectives: Amendments to DKL Credit Facility
In May 2022, we entered into Second and Third Amendments to our DKL Credit Facility (as defined in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on form 10-K), which provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) and also amended certain financial covenant calculations in order to provide flexibility in connection with the timing of the 3 Bear Acquisition. Additionally, on May 26, 2022, we entered into a Fourth Amendment to our DKL Credit Facility to, among other things, increase the U.S. Revolving Credit Commitments (as defined in the Credit Agreement) by an amount equal to $150 million under an existing accordion feature, for an aggregate amount of commitments under our Existing Credit Agreement of $1.0 billion. The exercise of the accordion feature gave us the flexibility to utilize borrowings under the Credit Agreement to help fund the 3 Bear Acquisition while continuing to maintain sufficient availability to continue to effectively manage our working capital needs and liquidity risk, and to evaluate longer term capitalization strategies.
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
Expanding Innovation Through Diversification: Slurry Clarifying Services Agreement
We executed a series of agreements with DK Trading & Supply, LLC (“DKT&S”) and Alon Refining Krotz Springs, Inc. whereby the Partnership will operate and maintain a facility, located within the Krotz Springs, Louisiana refinery, to process slurry for DKT&S. Using a process that incorporates horizontal and vertical centrifuges, we will remove metals, ash, and other solids from the slurry. The clarified product can then be sold to DKT&S or one of its affiliates. As consideration for the processing services, we will receive a fixed rate per barrel processing fee in addition to a margin-based payment. The Partnership and DKT&S have agreed to a minimum delivery commitment volume to be processed in the facility. The initial term of the agreement is for a period of three years, and thereafter, will continue a year-to-year basis unless canceled by either party.
Continued Investment in Logistics Footprint: Connectors Expansion Project
In connection with the Midland Gathering Assets Acquisition (formerly known as the Permian Gathering Assets Acquisition), we agreed to expend $33.8 million to construct additional receipt points to our gathering pipeline, at the request of Delek Holdings for producers with which they have dedicated acreage agreements, to be owned and operated by the Partnership. Such receipt points, once completed, result in incremental pipeline revenues, subject to the minimum volume commitments and other terms of the throughput and deficiency commercial agreement with Delek Holdings, entered into in connection with this acquisition. Additionally, both Delek Holdings and the Partnership identified and secured dedicated acreage and producer agreements that required construction of receipt points and also provided the opportunity for additional pipeline volumes, but that were not required under the original commitment. Related to these incremental agreements, the Partnership has completed construction of these receipt points as of December 31, 2022.
Contractual Rate Adjustments to Keep Pace with Inflation
On July 1, 2022, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased by approximately 8.7%, which was the amount of the change in the FERC oil pipeline index. The tariff on FERC regulated system acquired from 3 Bear has been adjusted as of January 1, 2023. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 7.1% and the fees that are subject to adjustments using the producer price index increased approximately 10.8%. These adjustments allow us to maintain compliance with FERC regulations as well as to ensure that our results are reflective of current market conditions.

62 |

Management's Discussion and Analysis
Segment Overview
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other, consisting primarily of general and administrative expenses, interest expense and depreciation and amortization.

Gathering and Processing
The operational assets in our gathering and processing segment, consist of assets acquired in connection with the Midland Gathering Assets Acquisition, including approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets, as well as operational assets we acquired in connection with the 3 Bear Acquisition, consist of approximately 485 miles of pipelines, 88 million cubic feet ("MMCf") per day ("MMCf/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity located primarily in the Delaware Basin (“Delaware Gathering Assets”). The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Permian Basin. The 3 Bear assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

Wholesale Marketing and Terminalling
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

Storage and Transportation
The operational assets in our storage and transportation segment consist of tanks, offloading facilities, trucks and ancillary assets, which provide crude oil, intermediate and refined products transportation and storage services primarily in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas. Additionally, the assets in this segment provide crude oil transportation services to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment.

Investments in Pipeline Joint Ventures
The Partnership owns a portion of three joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets primarily in the Permian Basin and Gulf Coast regions and with strategic connections to Cushing, Midland and other key exchange points, which provide crude oil and refined product pipeline transportation to third parties and subsidiaries of Delek Holdings.

Corporate and Other
The corporate and other segment primarily consists of general and administrative expenses not allocated to a reportable segment, interest expense and depreciation and amortization. When applicable, it may also contain operating segments that are not reportable and do not meet the criteria for aggregation with any of our existing reportable segments.

63 |

Management's Discussion and Analysis

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have long been focused on maintaining stable cash flows and to grow the quarterly distributions paid to our unitholders over time. To that end, we have been focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures, enhancing our existing systems and lowering our carbon footprint, as we continued to evaluate ways to provide Delek Holdings with logistics services and look for ways to reduce our reliance on Delek Holdings as our primary customer.
2022 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we began 2022, we focused on the following Strategic Focus Areas:
I.Generate Stable Cash Flow
II.Focus on Growing Our Business through Acquisitions and Investments in Joint Ventures
III.Engage in Mutually Beneficial Transactions with Delek Holdings
IV.Pursue Attractive Expansion and Construction Opportunities
V.Optimize Our Existing Assets and Expand Our Customer Base
VI.Expand our ESG Consciousness and Lower our Carbon Footprint
2022 Strategic Scorecard

Description of Strategic Success	Generate Stable Cash Flow	Focus on Growing Our Business through Acquisitions and Investments in Joint Ventures	Engage in Mutually Beneficial Transactions with Delek Holdings	Pursue Attractive Expansion and Construction Opportunities	Optimize Our Existing Assets and Expand Our Customer Base	Expand our ESG Consciousness and Lower our Carbon Footprint
Acquisition of Delaware Gathering	X	X		X	X
Slurry Clarifying Services Agreement	X		X		X
Connectors Expansion Project	X		X	X
Co-Developing our ESG Strategy with our General Partner and Issuing our First ESG Assessment Report						X
Looking Forward: 2023 Strategic Focus Areas
As we look to 2023, we continue to believe that our strategic focus areas are the right ones. As such, we continue to refine our processes for evaluating risks and returns while maintaining a keen eye on our overarching Long-Term Strategic Objectives and our desire to create long-term operational sustainability. To that end, our 2023 Strategic Focus Areas are as follows:
•Generate Stable Cash Flow. Continue to pursue opportunities to provide logistics, marketing and other services to Delek Holdings and third parties pursuant to long-term, fee-based contracts. In new service contracts, endeavor to include minimum volume throughput or other commitments, similar to those included in our current commercial agreements with Delek Holdings.
•Focus on Growing Our Business. Continue to evaluate and pursue opportunities to grow our business through both strategic acquisitions and expansion and construction projects, both internally funded or in combination with potential external partners and through investments in joint ventures. Additionally, where possible, leverage our strong relationship with Delek Holdings to enhance our opportunities to grow our business.
◦Pursue Acquisitions. Pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders, with a focus on expanding our third-party business. Leverage our current asset base, and our knowledge of the regional markets in which we operate, to target and complete attractive third-party acquisitions.
◦Investments in Joint Ventures. Continue to focus on leveraging and, when appropriate, expanding our investments in joint ventures, which have contributed to our initiative to grow our midstream business while increasing our crude oil sourcing flexibility.

64 |

Management's Discussion and Analysis
•Engage in Mutually Beneficial Transactions with Delek Holdings. Delek Holdings has granted us a right of first offer on certain logistics assets. We intend to review our right to purchase any such assets as they are offered to us under the terms of the right of first offer, from time to time. Delek Holdings is also required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek Holdings may acquire or construct in the future. Further, continue to evaluate additional growth opportunities through subsequent dropdowns of logistics assets acquired or developed by Delek Holdings, while factoring in associated impact on our capital structure and critically evaluating anticipated return on investment.
•Pursue Attractive Expansion and Construction Opportunities. Continue to evaluate, and when appropriate in the context of our return on investment and risk assessment criteria, pursue organic growth opportunities that complement our existing businesses or that provide attractive returns within or outside our current geographic footprint. Continue to evaluate potential opportunities to make capital investments that will be used to expand our existing asset base through the expansion and construction of new logistics assets to support growth of any of our customers', including Delek Holdings', businesses and from increased third-party activity. These construction projects may be developed either through joint venture relationships or by us acting independently, depending on size and scale.
•Optimize Our Existing Assets and Expand Our Customer Base. Continue seeking to enhance the profitability of our existing assets by adding incremental throughput volumes, improving operating efficiencies and increasing system-wide utilization. Additionally, continue to seek opportunities to further diversify our customer base by increasing third-party throughput volumes running through certain of our existing systems and expanding our existing asset portfolio to service more third-party customers.
•Expand our ESG Consciousness and Lower Our Carbon Footprint. Continue to look for ways to grow our business whilst staying conscious of and minimizing the negative environmental impact, while also seeking opportunities to invest in innovative technologies that will reduce our carbon emissions as we achieve our growth objectives and sustainably improve unitholder returns. We expect to achieve this objective through ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns.
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

65 |

Management's Discussion and Analysis
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

Financing
The Partnership paid a cash distribution to its unitholders at a distribution rate of $1.02 per unit for the quarter ended December 31, 2022 ($4.08 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 12 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
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

66 |

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
Most of the logistics services we provide (including transportation, gathering and processing services) are subject to long-term fee-based contracts with minimum volume commitments or long-term dedicated acreage agreements which mitigate most of our short-term financial risk to price and demand volatility. However, sustained depressed demand/prices over the longer term could not only curb exploration and production expansion opportunities under our agreements, it could also impact our customers' willingness or ability to renew commercial agreements or result in liquidity or credit constraints that could impact our longer term relationship with them. That said, our recent expansion of our gas processing capabilities have improved both our customer and geographic diversification which lowers concentration risk in those areas, in addition to adding service offerings to our portfolio. Furthermore, our dedicated acreage agreements provide significant growth opportunities in strong economic conditions (e.g., high demand/high commodity prices) without incremental customer acquisition cost. Given all of these factors, we believe that we continue to be strategically positioned, even in tougher market conditions, to sustain positive operating results and cash flows and to continue developing profitable growth projects that are needed to support future distribution growth.
The charts on the following page provide historical commodity pricing statistics for crude oil, refined product and natural gas.

67 |

Management's Discussion and Analysis

68 |

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

Reconciliation of net income to EBITDA (in thousands)	Year Ended December 31,
	2022	2021
Net income	$159,052	$164,822
Add:
Income tax expense	382	153
Depreciation and amortization	62,988	42,770
Amortization of customer contract intangible assets	7,211	7,211
Interest expense, net	82,304	50,221
EBITDA	$311,937	$265,177

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$192,168	$275,162
Changes in assets and liabilities	49,423	(51,429)
Distributions from equity method investments in investing activities	1,737	8,774
Non-cash lease expense	(16,254)	(9,652)
Regulatory capital expenditures (1)	(9,684)	(8,232)
Reimbursement from Delek Holdings for capital expenditures (2)	1,176	1,913
Accretion of asset retirement obligations	(596)	(461)
Deferred income taxes	(5)	(353)
Gain on sale of assets	114	59
Distributable cash flow	$218,079	$215,781

(1)
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

(2)
For the years ended December 31, 2022 and 2021, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).

69 |

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
Consolidated Results of Operations - Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
The following table presents a summary of our consolidated results of operations and our segment operating performance for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (in thousands). The discussion immediately following presents the consolidated results of operations.

Consolidated
	Year Ended December 31,
	2022	2021	2020
Net revenues:
Affiliate	$479,411	$418,826	$382,666
Third-Party	556,996	282,076	180,752
Total Consolidated	1,036,407	700,902	563,418
Cost of materials and other	641,363	384,409	269,094
Operating expenses (excluding depreciation and amortization presented below)	88,307	61,820	56,279
General and administrative expenses	34,181	21,460	22,587
Depreciation and amortization	62,988	42,770	35,731
Other operating income, net	(114)	(59)	(66)
Operating income	$209,682	$190,502	$179,793
Interest expense, net	82,304	50,221	42,874
Income from equity method investments	(31,683)	(24,575)	(22,693)
Other (income) expense, net	(373)	(119)	133
Total non-operating expenses, net	50,248	25,527	20,314
Income before income tax expense	159,434	164,975	159,479
Income tax expense	382	153	223
Net income attributable to partners	$159,052	$164,822	$159,256

Net Revenues
2022 vs. 2021
Net revenues increased by $335.5 million, or 47.9%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by the following:
•increased revenues of $123.7 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022;
•increases in the average sales prices per gallon of gasoline and diesel sold and increases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.74 per gallon and $1.43 per gallon, respectively; and
◦the volume of gasoline and diesel sold increased by 2.0 million gallons and 1.0 million gallons, respectively.
•increases in pipeline throughputs, where the year ended December 31, 2021 was negatively impacted by the COVID-19 Pandemic as well as severe weather events.
2021 vs. 2020
Net revenues increased by $137.5 million, or 24%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increased revenues associated with agreements executed in connection with the Midland Gathering Assets (formerly referred to as the Permian Gathering Assets Acquisition) and the Trucking Assets acquisitions, which were effective March 31, 2020 and May 1, 2020,

70 |

Management's Discussion and Analysis
respectively. See Note 3 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information;
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

Cost of Materials and Other
2022 vs. 2021
Cost of materials and other increased by $257.0 million, or 66.8%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increase in cost of materials and other totaling $73.0 million as a result of 3 Bear Acquisition, which was completed on June 1, 2022; and
•increases in the average cost per gallon of gasoline and diesel sold and increases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.74 per gallon and $1.43 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 2.0 million gallons and 1.0 million gallons, respectively.
2021 vs. 2020
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

Operating Expenses
2022 vs. 2021
Operating expenses increased by $26.5 million, or 42.8%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increase due to additional expenses associated with 3 Bear, which was acquired on June 1, 2022;
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.
2021 vs. 2020
Operating expenses increased by $5.5 million, or 9.8%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs due to higher natural gas prices; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

71 |

Management's Discussion and Analysis
General and Administrative Expenses
2022 vs. 2021
General and administrative expenses increased $12.7 million, or 59.3%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by transaction costs incurred in connection with the 3 Bear Acquisition.
2021 vs. 2020
The changes in general and administrative expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 were immaterial.

Depreciation and Amortization
2022 vs. 2021
Depreciation and amortization increased by $20.2 million, or 47.3%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the 3 Bear Acquisition.
2021 vs. 2020
Depreciation and amortization increased by $7.0 million, or 19.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•addition of assets to our asset base as a result of the Trucking Assets Acquisition and the Midland Gathering Assets Acquisition; and
•higher asset additions in the current year compared to prior year as some projects which had been temporarily suspended when COVID-19 induced liquidity conservation were commenced.

Interest Expense
2022 vs. 2021
During the year ended December 31, 2022 we incurred $82.3 million of interest expense, compared to $50.2 million during the year ended December 31, 2021, an increase of $32.1 million, or 63.9%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility to fund 3 Bear Acquisition; and
•increase in floating interest rates applicable to the DKL Credit Facility and DKL Term Facility due to dramatic market rate increases in 2020.
2021 vs. 2020
During the year ended December 31, 2021 we incurred $50.2 million on interest expense, compared to $42.9 million during the year ended December 31, 2020, an increase of $7.3 million, or 17.1%. This increase was primarily driven by the following:
•higher fixed rate interest on the new 2028 Notes issued during second quarter of 2021 compared to our floating interest rates under the DKL Credit Facility;
•increased borrowings under the DKL Credit Facility as a result of our Midland Gathering Assets Acquisition, the Trucking Assets Acquisition and the IDR Restructuring Transaction; and
•partially offset by a decrease in floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
2022 vs. 2021
During the year ended December 31, 2022 we recognized income of $31.7 million from equity method investments, compared to $24.6 million during the year ended December 31, 2021, an increase of $7.1 million, or 28.9%. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investments due to higher throughput volumes and resulting revenue increases; and
•partially offset by decrease in income from Rio equity method investment.

72 |

Management's Discussion and Analysis
2021 vs. 2020
During the year ended December 31, 2021 we recognized income of $24.6 million from equity method investments, compared to $22.7 million during year ended December 31, 2020, an increase of $1.9 million, or 8%. This increase was primarily driven by the following:
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

73 |

Management's Discussion and Analysis
Operating Segments
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 15 to our accompanying consolidated financial statements.
Gathering and Processing Segment
Our gathering and processing segment assets provide crude oil gathering services to Delek Holdings and third parties. These assets include:
•the pipeline assets used to support Delek Holdings' El Dorado refinery (the "El Dorado Assets")
•the gathering system that supports transportation of crude oil to the El Dorado Refinery (the "El Dorado Gathering System")
•the Paline Pipeline System
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the Greenville-Mount Pleasant Pipeline
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Midland Gathering Assets Acquisition
•assets acquired in the 3 Bear Acquisition
The following table and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the years ended December 31, 2022, 2021 and 2020.

Gathering and Processing
	Year Ended December 31,
	2022	2021	2020
Net Revenues	$305,427	$161,852	$140,288
Cost of materials and other	$81,525	$5,139	$5,065
Operating expenses (excluding depreciation and amortization)	$48,211	$29,830	$26,213
Segment EBITDA	$175,250	$126,818	$108,752

Throughputs (average bpd)
	Year Ended December 31,
	2022	2021	2020
El Dorado Assets:
Crude pipelines (non-gathered)	78,519	65,335	74,179
Refined products pipelines to Enterprise Systems	56,382	48,757	53,702
El Dorado Gathering System	15,391	14,460	13,466
East Texas Crude Logistics System	21,310	22,647	15,960
Midland Gathering System (1)	128,725	80,285	82,817
Plains Connection System (1)	183,827	124,025	104,770
(1) Throughputs for the Midland Gathering System (formerly known as the Permian Gathering System) and the Plains Connection System are for approximately 275 days we owned the assets following the Midland Gathering Assets Acquisition effective March 31, 2020.

Delaware Gathering Assets Volumes
Period from June 1 through December 31, 2022

Natural Gas Gathering and Processing (Mcfd(1))	60,971
Crude Oil Gathering (bpd(2))	87,519
Water Disposal and Recycling (bpd(2))	72,056
(1) Mcfd - average thousand cubic feet per day.
(2) bpd - average barrels per day.

74 |

Management's Discussion and Analysis
Operational Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
2022 vs. 2021
Net revenues for the gathering and processing segment increased by $143.6 million, or 88.7%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, driven primarily by the following:
•increased revenues of $123.7 million as a result of the 3 Bear Acquisition, which was completed on June 1, 2022;
•increases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate and increases in throughputs at the Paline Pipeline due to scheduled pipeline maintenance during year ended December 31, 2021 compared to the year ended December 31, 2022; and
•increased revenues at our BSR Crude Pipeline, as a result of Luther Station becoming operational in 2021.
2021 vs. 2020
Net revenues for the gathering and processing segment increased by $21.6 million, or 15.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increased revenues associated with agreements executed in connection with the Midland Gathering Assets Acquisition, which was effective March 31, 2020. See Note 3 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information;
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

Cost of Materials and Other
2022 vs. 2021
Cost of materials and other for the gathering and processing segment increased by $76.4 million, or 1,486.4%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, driven primarily by the following:
•increase in cost of materials and other totaling $73.0 million as a result of 3 Bear Acquisition, which was completed on June 1, 2022.
2021 vs. 2020
Cost of materials and other for the gathering and processing segment increased by $0.1 million, or 1.5%, in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Operating Expenses
2022 vs. 2021
Operating expenses for the gathering and processing segment increased by $18.4 million, or 61.6%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increase due to additional expenses associated with 3 Bear, which was acquired on June 1, 2022; and
•increases in employee and outside service costs.
2021 vs. 2020
Operating expenses for the gathering and processing segment increased by $3.6 million, or 13.8%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increase in energy costs due to higher natural gas prices; and
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended.

75 |

Management's Discussion and Analysis

EBITDA
2022 vs. 2021
EBITDA increased by $48.4 million or 38.2%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•Additional EBITDA associated with the 3 Bear acquisition;
•increases in revenue due to higher throughput volumes as explained above; and
•partially offset by increases in operating expenses.
2021 vs. 2020
EBITDA increased by $18.1 million or 16.6%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increases in revenues associated with agreements executed in connection with the Midland Gathering Assets Acquisition and the BSR Crude Pipeline; and
•partially offset by the increase in operating expenses.

76 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties.
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2022, 2021 and 2020.

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2022	2021	2020
Net Revenues	$588,884	$413,257	$312,891
Cost of materials and other	$491,452	$323,350	$226,223
Operating expenses (excluding depreciation and amortization presented below)	$19,458	$16,357	$13,117
Segment EBITDA	$83,098	$79,597	$79,602

Operating Information
	Year Ended December 31,
	2022	2021	2020
East Texas - Tyler Refinery sales volumes (average bpd) (1)	66,058	68,497	71,182
Big Spring marketing throughputs (average bpd)	71,580	78,370	76,345
West Texas marketing throughputs (average bpd)	10,206	10,026	11,264
West Texas marketing gross margin per barrel	$4.15	$3.72	$2.37
Terminalling throughputs (average bpd) (2)	132,262	138,301	147,251
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
2022 vs. 2021
Net revenues for the wholesale marketing and terminalling segment increased by $175.6 million, or 42.5%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.74 per gallon and $1.43 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 2.0 million gallons and 1.0 million gallons, respectively.
2021 vs. 2020
Net revenues for the wholesale marketing and terminalling segment increased by $100.4 million, or 32.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
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
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the years ended December 31, 2022, 2021 and 2020.

77 |

Management's Discussion and Analysis

Cost of Materials and Other
2022 vs. 2021
Cost of materials and other for the wholesale marketing and terminalling segment increased by $168.1 million, or 52.0%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased by $0.74 per gallon and $1.43 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 2.0 million gallons and 1.0 million gallons, respectively.
2021 vs. 2020
Cost of materials and other for the wholesale marketing and terminalling segment increased by $97.1 million, or 42.9%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
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
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the years ended December 31, 2022, 2021 and 2020. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

78 |

Management's Discussion and Analysis
Operating Expenses
2022 vs. 2021
Operating expenses for the wholesale marketing and terminalling segment increased by $3.1 million, or 19.0%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increases in variable expenses such as utilities, maintenance and material costs; and
•this increase was partially offset by lower operating costs associated with allocated contract services pertaining to certain of our assets.
2021 vs. 2020
Operating expenses for the wholesale marketing and terminalling segment increased by $3.2 million, or 24.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increases in variable expenses such as utilities, maintenance and material costs; and
•this increase was partially offset by lower operating costs associated with allocated contract services pertaining to certain of our assets.

EBITDA
2022 vs. 2021
EBITDA for the wholesale marketing and terminalling segment increased by $3.5 million, or 4.4%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•Increase in volume of gasoline and diesel sold in our West Texas marketing operations; and
•this increase was partially offset by lower West Texas gross margin per barrel.
2021 vs. 2020
The change in EBITDA for the year ended December 31, 2021 compared to the year ended December 31, 2020, was immaterial.

79 |

Management's Discussion and Analysis
Storage and Transportation Segment
Our storage and transportation segment assets provide transportation and storage services to Delek Holdings and third parties. These assets include:
•El Dorado Rail Offloading Racks
•the El Dorado Tank Assets
•the Tyler Tank Assets and Tyler Crude Tank
•storage assets acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Trucking Assets Acquisition
•Greenville Storage Facility
Additionally, we own or lease 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
The table and discussion below present the results of operations and certain operating statistics of the storage and transportation segment for the years ended December 31, 2022, 2021 and 2020.

Storage and Transportation
	Year Ended December 31,
	2022	2021	2020
Net revenues	$142,096	$125,793	$110,239
Cost of materials and other	$66,953	$54,682	$40,869
Operating expenses (excluding depreciation and amortization presented below)	$17,843	$13,987	$15,988
Segment EBITDA	$56,269	$56,929	$51,704

Operational Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
2022 vs. 2021
Net revenues for the storage and transportation segment increased by $16.3 million, or 13.0%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, driven primarily by the following:
•increased trucking transportation associated with higher refinery volumes.
2021 vs. 2020
Net revenues for the storage and transportation segment increased by $15.6 million, or 14.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increased revenues associated with agreements executed in connection with the Trucking Assets Acquisition which was effective May 1, 2020. See Note 3 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

Cost of Materials and Other
2022 vs. 2021
Cost of materials and other for the storage and transportation segment increased by $12.3 million, or 22.4%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, driven primarily by the following:
•increased trucking transportation associated with higher refinery volumes; and
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

80 |

Management's Discussion and Analysis
2021 vs. 2020
Cost of materials and other for the storage and transportation segment increased by $13.8 million, or 33.8%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increases in transportation costs related to our Trucking Assets due to the Trucking Assets Acquisition, which was effective May 1, 2020; and
•increases in driver wages and benefits and fuel expense proportionate to increases in fees, insurance, supplies and maintenance expenses.

Operating Expenses
2022 vs. 2021
Operating expenses for the storage and transportation segment increased by $3.9 million, or 27.6%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increases in employee and outside service costs.
2021 vs. 2020
Operating expenses for the storage and transportation segment decreased by $2.0 million, or 12.5%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•decrease in contract services.

EBITDA
2022 vs. 2021
The change in EBITDA for the year ended December 31, 2022 compared to the year ended December 31, 2021, was immaterial.
2021 vs. 2020
EBITDA for the storage and transportation segment increased by $5.2 million, or 10.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by the following:
•increased EBITDA associated with the Trucking Assets Acquisition.

81 |

Management's Discussion and Analysis
Investments in Pipeline Joint Ventures Segment
The Investments in Pipeline Joint Ventures segment relates to strategic Joint Venture investments, accounted for as equity method investments, to support the Delek Holdings operations in terms of offering connection to takeaway pipelines, alternative crude supply sources and flow of high quality crude oil to the Delek Holdings refining system. As a result, Delek Holdings is a major shipper and customer on certain of the Joint Venture pipelines, with minimum volume commitment ("MVC") agreements, which cushion the Joint Venture entities during periods of low activity as recently experienced due to the impact of the extreme weather events. The other Joint Venture owners are usually major shippers on the pipelines resulting in a majority of the revenue of the Joint Venture entities coming from MVC agreements with related entities.
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 14 to our accompanying consolidated financial statements.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the year ended December 31, 2022.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At December 31, 2022 our total liquidity amounted to $187.5 million comprised of $179.5 million in unused credit commitments under the DKL Credit Facility and $8.0 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the uncertainty created by the COVID-19 Pandemic or the Russia-Ukraine War, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements. Such actions include seeking alternative financing solutions and enacting cost reduction measures. Refer to the Business Overview section of this MD&A for a complete discussion of the uncertainties identified by management and the actions taken to respond to these uncertainties.
We believe we were in compliance with the covenants in all our debt facilities as of December 31, 2022. See Note 11 to our consolidated financial statements for a complete discussion of our third-party indebtedness.
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

82 |

Management's Discussion and Analysis
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
Cash Distributions
On January 23, 2023, the board of directors of our general partner declared a distribution of $1.020 per common unit (the "Distribution"), which equates to approximately $44.4 million per quarter, or approximately $177.8 million per year, based on the number of common units outstanding as of February 2, 2023. The Distribution was paid on February 9, 2023 to common unitholders of record on February 2, 2023 and represents a 4.6% increase over the fourth quarter 2021 distribution. We have set a distribution growth guidance of 5% for the full year 2023. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our 2022 quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2022	$0.980	$3.92	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$3.94	$42,832	August 11, 2022	August 4, 2022
September 30, 2022	$0.990	$3.96	$43,057	November 10, 2022	November 4, 2022
December 31, 2022	$1.020	$4.08	$44,440	February 9, 2023	February 2, 2023

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$192,168	$275,162
Net cash used in investing activities	(770,437)	(16,360)
Net cash provided by (used in) financing activities	581,947	(258,753)
Net increase in cash and cash equivalents	$3,678	$49

Operating Activities
Net cash provided by operating activities decreased by $83.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The cash receipts from customer activities increased by $326.3 million and cash payments to suppliers and for allocations to Delek Holdings for salaries increased by $377.9 million. In addition, cash dividends received from equity method investments increased by $2.1 million and cash paid for debt interest increased by $33.5 million.
Investing Activities
Net cash used in investing activities increased by $754.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The 3 Bear Acquisition, which closed on June 1, 2022, was partially financed through borrowings under the DKL Credit Facility amount to $625.6 million, which was recorded in investing activities. There were no acquisitions during the year ended December 31, 2021. In addition, there were purchases of property, plant and equipment amounting to $141.1 million, purchases of intangibles assets amounting to $5.6 million and distributions from equity method investments amounting to $1.7 million during the year ended December 31, 2022, compared to additions to property, plant and equipment amounting to $23.1 million, purchases of intangible assets amounting to $1.0 million and distributions from equity method investments amounting to $8.8 million during the year ended December 31, 2021. Additionally,

83 |

Management's Discussion and Analysis
there were no contributions to our equity method investments during the year ended December 31, 2022 compared to $1.4 million during the year ended December 31, 2021.
Financing Activities
Net cash provided by (used in) financing activities decreased by $840.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. We had net borrowings of $462.5 million under the revolving credit facility during the year ended December 31, 2022, compared to net repayments of $488.6 million under the revolving credit facility during the year ended December 31, 2021. We had no proceeds from senior notes during the year ended December 31, 2022 compared to proceeds of $400.0 million during the year ended December 31, 2021. We paid quarterly cash distributions totaling $171.1 million during the year ended December 31, 2022, compared to quarterly cash distributions totaling $161.7 million during the year ended December 31, 2021. In addition, we made payments on finances lease liability in the amount of $2.9 million during the year ended December 31, 2022, compared to payments on finance lease liability in the amount of $2.2 million during the year ended December 31, 2021.
Debt Overview
As of December 31, 2022, we had total indebtedness of $1,661.6 million, net of deferred financing costs and debt discount of $7.0 million and $2.0 million, respectively. The increase of $764.0 million in our long-term debt balance compared to the balance at December 31, 2021 resulted from the borrowings under the DKL Credit Facility during the year ended December 31, 2022. As of December 31, 2022, our total indebtedness consisted of:
•An aggregate principal amount of $720.5 million under the DKL Revolving Facility ("revolving credit facility"), due on October 13, 2027, with an average borrowing rate of 7.55%, which was amended and restated on October 13, 2022.
•An aggregate principal amount of $300.0 million, under the DKL Term Facility, due on October 13, 2024, with an average borrowing rate of 7.92%.
•An aggregate principal amount of $250.0 million, under the Delek Logistics Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.21%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.40%.
We believe we were in compliance with the covenants in all debt facilities as of December 31, 2022. See Note 11 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.
Agreements Governing Certain Indebtedness of Delek Holdings
Although we are not contractually bound by and are not liable for Delek Holdings' debt under its credit arrangements, we are indirectly affected by certain prohibitions and limitations contained therein. Specifically, certain of Delek Holdings' credit arrangements require that Delek Holdings meet certain minimum covenant levels for (i) consolidated shareholders’ equity and (ii) a ratio of consolidated shareholders' equity to adjusted total assets. Delek Holdings, due to its majority ownership and control of our general partner, has the ability to prevent us from taking actions that would cause Delek Holdings to violate these and any other covenants in its credit arrangements or otherwise be in default under any of its credit arrangements. As a result, we cannot assure you that such covenants will not impact our ability to use the full capacity under our revolving credit facility in the future. Please read Item 1A. "Risk Factors—Risks Relating to Our Business—Delek Holdings’ level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings' level of indebtedness and financial performance and credit ratings.”
Equity Units Overview
On November 14, 2022, we entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (the “Manager”) under which we may issue and sell, from time to time, to or through the Manager, as sales agent and/or principal, as applicable, common units representing limited partner interests, having an aggregate offering price of up to $100.0 million. The Equity Distribution Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. The net proceeds from any sales under this agreement will be used for general partnership purposes. For the year ended December 31, 2022, we sold 59,192 common units under the Equity Distribution Agreement for net proceeds of $3.1 million. Underwriting discounts were immaterial.
On April 14, 2022, we filed a shelf registration statement with the SEC, which was declared effective on April 29, 2022, which provides the Partnership the ability to offer up to $200.0 million of our common limited partner units from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.
On December 20, 2021, Delek Holdings announced a program to sell up to 434,590 common limited partner units representing limited partner interests in the Partnership in open market transactions. For the years ended December 31, 2022 and 2021, Delek Holdings sold 385,522 and 49,068 units, respectively, for gross proceeds of $16.4 million ($13.6 million, net of taxes) and $2.1 million ($1.7 million, net of taxes). See Note 4 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional details.

84 |

Management's Discussion and Analysis
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
On March 31, 2020, we issued 5.0 million common limited partner units to Delek Holdings as part of the consideration for the Midland Gathering Assets Acquisition. In connection with the issuance of these units and in accordance with the Partnership Agreement, we issued additional general partner units in an amount necessary to maintain the 2% general partner interest as defined in the Partnership Agreement.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program, which includes strategic consideration and planning for the timing and extent of regulatory maintenance, sustaining maintenance, and discretionary capital projects. These categories are described below:
•Regulatory maintenance projects in the gathering and processing segment are those expenditures expected to be spent on certain of our pipelines to maintain their operational integrity pursuant to applicable environmental and other regulatory requirements. Regulatory projects in the wholesale marketing and terminalling segment relates to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals in order to maintain environmental and other regulatory compliance. These expenditures have historically been and will continue to be financed through cash generated from operations.
•Sustaining capital expenditures represent capitalizable expenditures for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets made to maintain our long-term operating income or operating capacity. Examples of sustaining capital expenditures are expenditures for the repair, refurbishment and replacement of pipelines, tanks and terminals, to maintain equipment reliability, integrity and safety and to maintain compliance with environmental laws and regulations. Delek Holdings has agreed to reimburse us with respect to certain assets it has transferred to us pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements). When not provided for under reimbursement agreements, such activities are generally funded by cash generated from operations.
•Growth projects include those projects that do not fall into one of the two categories above, and could include committed expansion projects under contracts with customers as well as other incremental growth projects, but are generally expected to produce incremental cash flows in accordance with our internal return on invested capital policy. Depending on the magnitude, funding for such projects may include cash generated from operations, borrowings under existing credit facilities, or issuances of additional debt or equity securities.

85 |

Management's Discussion and Analysis
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the year ended December 31, 2022 and planned capital expenditures for the full year 2023 by segment and by major category:

(in thousands)	Full Year 2023 Forecast	Year Ended December 31, 2022
Gathering and Processing
Regulatory	$2,857	$2,855
Sustaining	61	1,455
Growth	66,156	118,284
Gathering and Processing Segment Total (1)	$69,074	$122,594
Wholesale Marketing and Terminalling
Regulatory	$7,575	$156
Sustaining	—	24
Growth	—	1,368
Wholesale Marketing and Terminalling Segment Total (1)	$7,575	$1,548
Storage and Transportation
Regulatory	2,625	—
Sustaining	2,066	6,528
Growth	—	—
Storage and Transportation Segment Total (1)	$4,691	$6,528
Total Capital Spending (1)	$81,340	$130,670
(1) There were no capital contributions for the year ended December 31, 2022.

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
Long-term Cash Requirements
Information regarding our known contractual obligations of the types described below, as of December 31, 2022, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$15,000	$535,000	$720,500	$400,000	$1,670,500
Interest (1)	123,269	209,257	154,020	14,250	500,796
Finance Lease Obligation	2,807	344	—	—	3,151
Operating lease commitments (2)	9,058	10,200	2,164	1,235	22,657
Total	$150,134	$754,801	$876,684	$415,485	$2,197,104
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2025 and 2028 Notes at December 31, 2022. Floating interest rate debt is calculated using rates in effect on December 31, 2022.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2022.

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
Other Cash Requirements
Our other cash requirements consisted of operating activities, cash distributions to unitholders, contributions to investments in joint ventures and capital expenditures. Operating activities included cash outflows related to payments to suppliers for crude and other materials and payments for services. Refer to the Cash Flow section for our operating activities spend in 2022. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity. Refer to Cash Distributions section for cash distributions made in 2022 and planned distributions for 2023. Refer to the capital spending section for our capital expenditures for 2022 and our planned capital expenditures for 2023.

86 |

Management's Discussion and Analysis
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Annual Report on Form 10-K.

87 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2022 would be to change interest expense by approximately $10.2 million.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. During 2022, our results of operations were negatively affected by higher natural gas costs, higher labor costs and supply chain disruptions, in part, by the COVID-19 Pandemic, the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue into fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE
None.

88 |

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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Principal Executive Officer and Chief Financial Officer, and implemented by the board of directors of our general partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
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
We acquired 3 Bear effective June 1, 2022, and have included the operating results and assets and liabilities of 3 Bear in our consolidated financial statements as of December 31, 2022. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of 3 Bear that are subsumed by internal control over financial reporting. 3 Bear accounted for approximately 40.7% of the total assets of the Partnership as of December 31, 2022 and approximately 11.9% of net revenues of the Partnership for the year ended December 31, 2022.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors of our general partner. Based on its assessment and review with the Audit Committee, management concluded that, as of December 31, 2022, we maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Except as noted below, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended December 31, 2022, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced our previous ERP including our accounting system and general ledger. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new ERP system to maintain appropriate internal control over financial reporting during and after the system change.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in the section beginning on page F-1.

89 |

Controls and Procedures, and Other Information
ITEM 9B. OTHER INFORMATION
On February 26, 2023, the Board of our general partner adopted Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Partnership Agreement, effective upon adoption. Amendment No. 1 amends Section 1.1(a)(ii) of the Partnership Agreement to revise the definition of “Available Cash” to include cash that is available to be borrowed as Working Capital Borrowing (as such term is defined in the Partnership Agreement) as of the date of determination of Available Cash with respect to a quarter. A copy of Amendment No. 1 is filed as Exhibit 3.3 to this Annual Report on Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

90 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek Holdings. As of December 31, 2022, three individuals (Messrs. Soreq, Spiegel, and Yemin) serve as both directors and executive officers of the general partner and as officers and, with respect to Messrs. Soreq and Yemin, directors, of Delek Holdings. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
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
At the date of this report, the Board consists of the following nine members: Ezra Uzi Yemin, Sherri A. Brillon, Charles J. Brown, III, Eric D. Gadd, Frederec Charles Green, Ron W. Haddock, Gennifer F. Kelly, Reuven Spiegel and Avigal Soreq. The Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly has no material relationship with Delek Holdings or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek Holdings or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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

91 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
and insurance administration. In addition, we reimburse Delek Holdings for allocated expenses of personnel who devote 50% or more of their time performing services for our benefit.
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Avigal Soreq	44	Director and President, Delek Logistics
Ezra Uzi Yemin	53	Executive Chairman of the Board of Directors
Sherri A. Brillon	62	Chair of Audit Committee and Member of Technology and Governance and Compensation Committees
Charles J. Brown, III	74	Director, Chair of Conflicts Committee and Member of Audit and Governance and Compensation Committees
Eric D. Gadd	66	Director, Chair of EHS Committee and Member of Governance and Compensation and Conflicts Committees
Frederec Charles Green	56	Director and Member of Technology Committee
Ron W. Haddock	81	Director, Chair of Governance and Compensation Committee, and Member of Audit and EHS Committee
Gennifer F. Kelly	49	Director, Chair of Technology Committee, and Member of Conflicts and EHS Committees
Reuven Spiegel	65	Director, Executive Vice President and Chief Financial Officer
Denise McWatters	62	Executive Vice President, General Counsel and Secretary
Odely Sakazi	38	Senior Vice President, Delek Logistics

Avigal Soreq rejoined the Partnership as President and as one of our directors on June 9, 2022, after serving as the Chief Executive Officer of El Al Israel Airlines, the national airline of Israel, since January 2021. Mr. Soreq also currently serves as the chief executive officer and president of Delek Holdings. Prior to that, Mr. Soreq was a member of the Delek Holdings’ executive management team, including as the Chief Operating Officer from March 2020 until January 2021, its Chief Commercial Officer from November 2016 until March 2020, an Executive Vice President from August 2015 until January 2021, and a Vice President from 2012 until 2015. In addition, Mr. Soreq served as an Executive Vice President of Delek Logistics GP, LLC from 2015 until 2021, and as its Vice President from 2012 until 2015. Prior to joining Delek Holdings, Mr. Soreq worked for SunPower Corporation (NASDAQ: SPWR), and previously as a senior finance and business consultant for Trabelsy & Co., and as a consultant in the corporate finance department for KPMG’s Tel-Aviv office. His past experience includes service in the Israeli Air Force in various roles between 1996 and 2004, where he reached the rank of Major. Mr. Soreq is a certified public accountant in Israel.
Ezra Uzi Yemin has served as the Executive Chairman of the Board since June 2022. Mr. Yemin has served as one of our directors since April 2001 and as the chair of the Board since April 2012. Mr. Yemin previously served as our chief executive officer and president from April 2012 and August 2019, respectively, until June 2022. Mr. Yemin also serves as the executive chairman of the board of directors of Delek Holdings, and has served as a director since April 2001 and as the chair since December 2012. He also previously served as the chief executive officer and president of Delek Holdings, from June 2004 and April 2001, respectively, until June 2022. Mr. Yemin served as the president of Alon USA Partners GP, LLC, from July 2017 until its acquisition by Delek Holdings in February 2018 and the chairman of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek Holdings since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as the business, operations and operating environment of Delek Holdings (the owner of over 21% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.
Sherri A. Brillon has served as one of our directors since January 2021. She has served as a member of the Audit Committee since January 2021 and as its Chairperson since January 2022. She has also served as a member of the Governance and Compensation Committee and the Technology Committee since July 2021. Ms. Brillon has over 35 years of experience in the oil and gas industry. From 1985 to 2019, Ms. Brillon held various positions of increasing responsibility at Encana Corporation, a leading North American hydrocarbon exploration and marketing company now known as Ovintiv Inc. (NYSE: OVV), before retiring as Executive Vice President and Chief Financial Officer in 2019. At Encana, Ms. Brillon was responsible for directing the financial operations of the organization and she also implemented Encana’s business strategy through multiple strategic transactions. Ms. Brillon has served on the Board of Directors for Enerplus (NYSE: ERF) since October 2022. She is a past director of the Canadian Chamber of Commerce, Alberta Energy Regulator, Tim Hortons Inc., a Canadian multinational fast food restaurant chain, and PrairieSky Royalty Ltd. (TSX: PSK), which owns properties generating royalty revenues from petroleum and natural gas in Canada. Ms. Brillon attended the University of Calgary, where she graduated with a Bachelor of Arts degree in economics. Ms. Brillon was appointed to the Board because the board of directors believed her many years of experience in both the upstream and midstream sectors of the oil and gas industry will be important as the Board navigates rapid developments in the petroleum industry.

92 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Charles J. Brown, III has served as a member of the Board since November 2012, as a member of the Audit Committee and Conflicts Committee (of which he is Chairperson) since November 2012, as a member of the Governance and Compensation Committee since July 2021, and as a member of the EHS Committee from its inception in October 2016 to July 2021. Mr. Brown is a licensed attorney with more than 30 years of experience in the energy industry. From July 2013 until his retirement on January 1, 2020, Mr. Brown served as the executive vice president of Apex Clean Energy, Inc., an independent renewable energy company, where he managed legal and business development activities. Mr. Brown is currently the owner of, and since 2011, the chief advisor for, CRW Energy, a consulting firm focused on the international power and utility industries. From 2008 through 2011, Mr. Brown served as a partner in the energy department of a large international law firm. Mr. Brown was appointed to the Board because of his experience in the energy industry, and because, as an attorney, he provides the Board with valuable expertise in matters involving the financial, legal, regulatory and risk matters affecting the Partnership.
Eric D. Gadd has served as a member of the Board since October 2013 and as Chairperson of the EHS Committee since its inception in October 2016. He has also been a member of the Conflicts Committee since October 2013 and the Governance and Compensation Committee since July 2021. Mr. Gadd previously served as a member of the Audit Committee from October 2013 to July 2021. Mr. Gadd is currently principal director at Contanda LLC, which is a private company that operates bulk liquid terminals in North America. Mr. Gadd is the founder and president of the consulting firm Awelon LLC, which is focused on expanding business development opportunities for both public and private companies in the energy sector. He has over 40 years of diverse experience in the energy industry including exploration and production field services, mid-stream, renewable energy, commodity trading and risk management, and mergers and acquisitions. Prior to forming Awelon LLC in 2006, Mr. Gadd held various executive positions with multiple leading companies in the energy industry over a 25-year period. Mr. Gadd was appointed to the Board because of his extensive energy industry experience.
Frederec Green has served as a member of the Board since April 2012 and has served as a member of our Technology Committee since July 2021. Mr. Green served as an Executive Vice President of our general partner from May 2009 until November 2020. Mr. Green also served in numerous executive roles at Delek Holdings from January 2005 through November 2020, including serving as the primary operational officer for Delek Holdings’ refineries and as Executive Vice President and Chief Operating Officer from November 2016 until March 2020. He also served on the board of directors of Alon Energy USA, Inc. from May 2015 until July 2017, and served as the Chief Executive Officer of Alon USA Partners, LP from July 2017 until December 2017. Mr. Green has 35 years of experience in the refining and midstream industries, including fourteen years at Murphy Oil USA, Inc. where he served as a senior vice president during his last six years. Mr. Green has experience in mergers and acquisitions as well as all aspects of managing a refining business, from crude oil and feedstock supply to product trading, transportation, and sales. Mr. Green is currently an independent consultant serving clients in the midstream and downstream sectors, including Delek Holdings and Delek Logistics. Mr. Green was appointed to the Board because of his extensive energy industry experience and his in-depth knowledge of our and Delek Holdings’ businesses and operations.
Ron W. Haddock has served as a member of the Board since July 2017. He has served as the Chairperson of the Governance and Compensation Committee since July 2021 and as a member of the EHS Committee and Audit Committee since May 2018 and 2022, respectively. Mr. Haddock has also served as our Lead Independent Director since February 2021. Mr. Haddock is currently Chairman and Chief Executive Officer of AEI Services LLC, an international power generation/distribution and natural gas distribution company, positions he has held since 2004 and August 2003, respectively. He also served on the board of Alon Energy USA, Inc. from December 2000 until its acquisition by Delek in July 2017 and served on the board of Petron Corporation, an oil refining and marketing company in the Philippines from 2010 to 2022. From January 1989 to July 2000, Mr. Haddock served as chief executive officer of FINA, Inc., a Belgian oil company. Mr. Haddock also served on the boards of Safety‑Kleen Systems, Inc., a waste management, oil recycling and refining company, from 2003 to 2012, and Trinity Industries, Inc. (NYSE: TRN), a diversified transportation, industrial and construction company, from 2007 to 2013, as well as eight other corporate boards. The Board believes that Mr. Haddock’s extensive directorship experience, past executive positions within the refining and petrochemical industry, financial reporting background and expertise qualify him to serve as a member of the Board.
Gennifer Kelly has served as a director since July 2020. She has served as the Chairperson of the Technology Committee since its inception in July 2021 and as a member of the EHS Committee and Conflicts Committee since July 2020. She also serves on the board of Devon Energy Corp. (NYSE: DVN) and is a member of Audit and Reserves committees. Ms. Kelly has 25 years of oil and gas industry experience in both upstream and midstream sectors. Ms. Kelly previously held the role of Chief Operating Officer and SVP of Western Midstream Partners (NYSE: WES) and Vice President of Marketing for Anadarko Petroleum Corporation (NYSE: APC). Prior to her role at Western Midstream, Ms. Kelly led Operations Transformation efforts, as well as Strategic Planning, Portfolio Management and Asset Management teams for Anadarko. She has diverse operations experience in production, drilling and completions engineering, working extensively in East Texas, West Texas and the Gulf of Mexico. Prior to joining Anadarko Petroleum, Ms. Kelly worked as an engineer for Kerr McGee Corporation and the Louisiana Office of Conservation. Ms. Kelly holds both a Bachelor of Science in Petroleum Engineering and a Master of Business Administration from Louisiana State University. Ms. Kelly is a registered Professional Engineer in the state of Texas and a member of the Society of Petroleum Engineers. Ms. Kelly is currently the board chair of Lone Star College Foundation; a non‑profit organization aiding Lone Star College students with funding their education. The Board values Ms. Kelly’s years of experience in the oil and gas industry and operations experience as well as her technical background.

93 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Reuven Spiegel has served as our Chief Financial Officer since May 2020, and as a member of the Board since July 2014. Mr. Spiegel previously served as a member of the Audit Committee from September 2014 until April 2020 and as a member of the EHS Committee from October 2016 until April 2020. Prior to joining the Board, Mr. Spiegel served as Chief Executive Officer of Israel Discount Bank Ltd. (TLV: DSCT) from 2011 through 2014 where he had previously held the position of Executive Vice President from 2001 through 2005. In 2005 and 2006, Mr. Spiegel also served as Chairperson of the board of Discount Mortgage Bank. Mr. Spiegel also served as Chief Executive Officer of IDB Bank of NY from 2006 to 2010. He also has experience as an executive in the real estate industry. The Board believes that Mr. Spiegel’s financial industry experience provides the Board with valuable expertise in the Partnership’s financial and accounting matters.
Denise McWatters has served as our Executive Vice President, General Counsel and Corporate Secretary since February 2021. Ms. McWatters previously served as the General Counsel, Chief Compliance Officer and Corporate Secretary of HollyFrontier Corporation, an independent petroleum refiner (NYSE: HFC), and of the general partner of Holly Energy Partners, L.P. (NYSE: HEP) from May 2008 until August 2019. Prior to joining HollyFrontier, Ms. McWatters served as the General Counsel of The Beck Group, an architecture, construction and design firm, from 2005 through October 2007.
Todd O’Malley serves as our Executive Vice President and Chief Operating Officer. Prior to joining the Partnership in 2021, Mr. O’Malley served as a special advisor to a number of private equity and public company CEOs and boards regarding corporate strategy, M&A/divestments, financial structuring, and commercial optimization. He has previously held C-suite positions at Citizens Companies (President and CEO), Gulf Oil (EVP and Chief Commercial Officer), PBF Logistics (President), and PBF Energy (SVP and Chief Commercial Officer). He has also worked extensively in the investment banking, hedge fund, commodity trading, and electric and natural gas sectors. He holds an undergraduate degree from Colgate University (cum laude) and an MBA from Thunderbird School of Global Management.
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
Board Leadership Structure
Mr. Yemin serves as Executive Chairman of the Board. He is also the Executive Chairman of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholders. Mr. Yemin also brings to the Board and us the perspective of our majority unitholder and the principal executive officer and chair of the board of publicly traded company. The Board met 26 times in the year ended December 31, 2022, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he or she served during the year.
Because the Executive Chairman of the Board is not an independent director, on February 22, 2021, the Board designated Ron W. Haddock to serve in a lead capacity (the "Lead Independent Director") to coordinate the activities of the other independent directors and to perform such other duties and responsibilities as the Board may determine from time to time. The Lead Independent Director is appointed annually by the Board and may be removed from or replaced at any time. The Lead Independent Director will chair all meeting of the Board at which the Executive Chairman is not present, including executive sessions of the independent directors, call additional meetings of the independent directors as deemed appropriate, and perform such other functions as the Board may direct.
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
Communications with the Board of Directors of Our General Partner
Unitholders or other interested parties who wish to communicate with any of our directors, any committee chairperson or the Board may do so by writing to the director, committee chairperson or the Board in care of the Secretary of the general partner of Delek Logistics Partners, LP at 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027. Any such communication received will be forwarded directly to the director to whom it is addressed. If the communication is addressed to the Board and no particular director is named, the communication will be forwarded, depending on the subject matter, to the appropriate committee chairperson or to all members of the Board.

94 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Committees of the Board of Directors of Our General Partner
Audit Committee
The Board has a standing Audit Committee. The Audit Committee consists of Ms. Brillon (chair) and Messrs. Brown and Haddock. Mr. Brown joined the committee at its inception in November 2012, Mr. Haddock joined the committee in 2022 and Ms. Brillon joined the committee in January 2021. The Audit Committee met four times during the year ended December 31, 2022, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.
The Board has determined that (i) each of Messrs. Brown and Haddock and Ms. Brillon qualifies as independent and as financially literate under applicable SEC rules and regulations and the rules of the NYSE, and (ii) Ms. Brillon meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Audit Committee Members	Independent	Financially Literate	Qualifies as an Audit Committee Financial Expert
Sherri A. Brillon (Chair)	✓	✓	✓
Charles J. Brown III	✓	✓	✓
Ron Haddock	✓	✓
The purpose of the Audit Committee is to provide assistance to the Board in the oversight of (a) the quality and integrity of our financial statements; (b) the disclosure and financial reporting process, including our financial statements; (c) our internal controls and procedures for financial reporting; (d) the performance of our internal audit function and the independent registered public accounting firm employed by us for the purpose of preparing and issuing an audit report or related work; (e) the qualifications and independence of our independent registered public accounting firm; and (f) our compliance with policies under our Code of Business Conduct & Ethics and legal and regulatory requirements. These responsibilities are set forth in the Audit Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chair) and Gadd and Ms. Kelly. The Board has determined that each of Messrs. Brown, and Gadd and Ms. Kelly qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Mr. Gadd joined the committee in October 2013. Ms. Kelly joined the committee on July 29, 2020. The Conflicts Committee met 1 time during the year ended December 31, 2022, either in person or telephonically, with each member attending all meetings of the Conflicts Committee.
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
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chair) and Haddock and Ms. Kelly. Mr. Gadd joined the committee at its inception in October 2016, Mr. Haddock joined the committee in May 2018, and Ms. Kelly joined the committee in July 2020. The EHS Committee met four times in 2022, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Governance and Compensation Committee
In July 2021 the Board established the Governance and Compensation Committee of the Board. The Governance and Compensation

95 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Committee consists of Messrs. Haddock (chair), Brown, and Gadd and Ms. Brillon. The Governance and Compensation Committee met four times in 2022, either in person or telephonically, with each member attending at least 75% of all meetings of the Governance and Compensation Committee. The purpose of the Governance and Compensation Committee is to (a) recommend to the Board director nominees for each Board committee; (b) periodically review the corporate governance policies applicable to the Partnership (the “Governance Guidelines”) and recommend to the Board any changes deemed necessary or desirable; (c) monitor, oversee and review compliance of the Governance Guidelines and all other applicable policies of the Partnership as the Governance and Compensation Committee or the Board deem necessary or desirable; (d) support the Board and work with management to ensure that compensation practices properly reflect management and Partnership philosophy, competitive practice and regulatory requirements; and (e) review, provide advice on and, where appropriate, approve the following items: (1) executive and employee compensation objectives, plans, and levels; (2) culture and employee engagement; (3) diversity and inclusion; (4) leadership and talent engagement; and (5) executive succession planning. These responsibilities are set forth in the Governance and Compensation Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Technology Committee
In July 2021 the Board established the Technology Committee of the Board. The Technology Committee consists of Mses. Kelly (chair) and Brillon and Mr. Green. The Technology Committee met four times in 2022, either in person or telephonically, with each member attending at least 75% of all meetings of the Technology Committee. The purpose of the Technology Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s policies, programs, procedures and initiatives with respect to technology and information security. These responsibilities are set forth in the Technology Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
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
Governance Guidelines, Code of Business Conduct & Ethics and Committee Charters
The Governance Guidelines of the Board of Directors of our general partner, the charters of the standing Board committees of our general partner and our Amended and Restated Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekLogistics.com under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon a request made to Investor Relations, Delek Logistics Partners, LP, or ir@deleklogistics.com. We intend to disclose any amendments to, or waivers of, the Code of Business Conduct & Ethics on behalf of our President, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

96 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
ITEM 11. EXECUTIVE COMPENSATION
All of our general partner's executive officers are employees of Delek Holdings. Neither we nor our general partner directly employ any of the executive officers responsible for managing our business.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2022. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. Messrs. Soreq, Yemin, Sakazi and Spiegel and Ms. McWatters are referred to collectively herein as our "named executive officers" or "NEOs".
Overview - Compensation Decisions and Allocation of Compensation Expenses
Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $4.3 million per year to Delek Holdings for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek Holdings directly for a proportionate amount of the salary and employee benefits costs of Delek Holdings employees who devote more than 50% of their time to our business and affairs.
None of our NEOs other than Mr. Sakazi devoted more than 50% of their total business time to our business and affairs in 2022. Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us except with respect to Mr. Sakazi. Instead, the administrative fee covers all centralized services provided to us by our NEOs other than Mr. Sakazi, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
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
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2022. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:
• to motivate and retain our general partner's key executives;
• to align the long-term economic interests of our general partner's executives with those of our unitholders; and
• to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. In 2022 our executive officers received time-vesting phantom units under the LTIP.
Pursuant to the terms of the LTIP, upon the occurrence of an Exchange Transaction (as defined in the LTIP, and generally including a merger, consolidation, acquisition, reorganization or similar extraordinary transaction), the Board may, in its discretion, accelerate the vesting of the

97 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
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
Compensation Consultants
The Governance and Compensation Committee of the Board did not retain a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2022.
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
The members of the Governance and Compensation Committee have submitted this Governance and Compensation Committee Report to the Board of Directors as of March 1, 2023:
•Ron W. Haddock (Chair)
•Sherri A. Brillon
•Charles J. Brown, III
•Eric D. Gadd
2022 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2022 (and the two prior fiscal years) for our general partner's president (Mr. Soreq), former principal executive officer (Mr. Yemin), principal financial officer (Mr. Spiegel), Executive Vice President, General Counsel, and Secretary (Ms. McWatters) and Senior Vice President (Mr. Sakazi).

98 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($) (2)	Option Awards ($)	Other Compensation ($) (3)	Total ($)
Avigal Soreq, President	2022	—	—	499,955	—	—	499,955
Ezra Uzi Yemin, Former Chief Executive Officer	2022	—	—	1,233,943	—	—	1,233,943
	2021	—	—	1,049,979	—	—	1,049,979
	2020	—	—	—	—	—	—
Reuven Spiegel, Chief Financial Officer	2022	—	—	133,418	—	—	133,418
	2021	—	—	133,323	—	—	133,323
	2020	—	—	—	—	—	—
Denise McWatters, General Counsel	2022	—	—	116,705	—	—	116,705
	2021	—	—	116,648	—	—	116,648
Odely Sakazi, Senior Vice President	2022	300,000	—	250,091	—	12,781	562,872
	2021	294,231	—	246,645	—	4,370	545,246
	2020	310,385	139,087	219,620	—	18,586	687,678
(1) As noted above, no compensation other than grants of service phantom units under our LTIP is reported for the NEOs except for Mr. Sakazi, because none of our executive officers other than Mr. Sakazi received compensation from us or our general partner in 2022.
(2) Amounts in this column represent the grant date fair value of DK PSUs, DK RSUs, with respect to Mr. Sakazi, and DKL phantom units, with respect to all NEOs, granted under the 2016 Plan or the LTIP, as applicable. The fair value of DK PSUs is calculated using a Monte-Carlo simulation model, which assumes a risk-free rate of interest of 1.84%, an expected term of 2.81 years and expected volatility of 74.11%. Assumptions used in the calculation of these amounts for the 2022 fiscal year are included in footnote 20 to the audited financial statements of Delek Holdings for the 2022 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about March 1, 2023. The fair value of DK RSUs and DKL phantom units is calculated using the closing price of Delek Holdings’ Common Stock and our common limited partner units, respectively, on the date of the grant.
(3) For fiscal year 2022, this amount includes matching contributions to the Partnership’s 401(k) Plan in the amount of $10,385 for Mr. Sakazi and group term life insurance premiums of $486 for Mr. Sakazi. For Mr. Sakazi, this amount also includes reimbursement in the amount of $910 for phone expenses and $1,000 for HSA employer in 2022.

Grants of Plan Based Awards in 2022
The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2022:

		Estimated Future Payouts Under Equity Incentive Plan Awards (#) (1)			All Other Stock Awards: Number of Shares of Units (#)	Grant Date Fair Value of Units and Option Awards (2)
Name	Grant Date	Threshold	Target	Maximum
Ezra Uzi Yemin	3/10/2022				29,827 (3)	1,233,943
Avigal Soreq	6/10/2022				9,331(3)	499,955
Reuven Spiegel	3/10/2022				3,225 (3)	133,418
Denise McWatters	3/10/2022				2,821 (3)	116,705
Odely Sakazi	3/10/2022				3,047 (4)	66,668
	3/10/2022				806 (3)	33,344
	3/10/2022	2,285	4,570	9,140	4,570(4)	150,079
(1) The amounts in this column reflect the threshold, target, and maximum shares to be issued upon the vesting of PSUs. The PSUs granted to Mr. Sakazi are subject to a performance period beginning January 1, 2022 and ending December 31, 2022.
(2) The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes over the expected term of the grant. Assumptions used in the calculation of this amount for the 2022 fiscal year are included in footnote 13 to our audited financial statements for the 2022 fiscal year included in this Annual Report on Form 10-K. Because the fair value of PSUs is calculated differently than the fair value of RSUs, the grant date fair values for PSUs and RSUs covering identical quantities of shares may differ.
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

99 |

Outstanding Equity Awards at December 31, 2022
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2022.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Avigal Soreq President	—	—	n/a	n/a	7,776	$351,864
Ezra Uzi Yemin Former Chief Executive Officer	—	—	n/a	n/a	34,467	$1,559,632
Reuven Spiegel Chief Financial Officer	—	—	n/a	n/a	3,381	$152,990
Denise McWatters General Counsel	—	—	n/a	n/a	3,461	$156,610
Odely Sakazi Senior Vice President	—	—	n/a	n/a	990	$44,798

Option Exercises and Stock Vested in 2022
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Avigal Soreq, President	—	$—	1,555	$69,633
Ezra Uzi Yemin, Former Chief Executive Officer	—	$—	17,132	$899,706
Reuven Spiegel, Chief Financial Officer	—	$—	2,609	$138,326
Denise McWatters, General Counsel	—	$—	1,780	$93,111
Odely Sakazi, Senior Vice President	—	$—	508	$26,579

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2022 and their last day of employment with our general partner or its affiliates was December 31, 2022. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of such event and our stock price.

Name	Termination of Employment	Change-In-Control
Avigal Soreq, President	—	$—
Ezra Uzi Yemin, Former Chief Executive Officer	—	$—
Reuven Spiegel, Chief Financial Officer	—	$—
Denise McWatters, General Counsel	—	$—
Odely Sakazi, Senior Vice President	$894,859 (1)	$1,552,457 (2)
(1) Assumes acceleration of 2,534 unvested DK RSUs, 288 unvested DKL RSUs, and 6,704 unvested PSUs.
(2) Assumes acceleration of 4,659 unvested DK RSUs, 990 unvested DKL RSUs, and 11,091 unvested PSUs.

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

100 |

of the phantom units, (ii) make other adjustments to the terms of the phantom units, or (iii) in the event the Exchange Transaction involves the receipt of equity of another entity in exchange for units, convert the phantom units into comparable awards relating to such entity's equity.
Compensation of Directors in 2022
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for services on the Board or its committees. The compensation framework for the Board's other directors during 2022 (Messrs. Brown, Gadd, Green and Haddock and Mses. Brillon and Kelly) (the "Compensated Directors") was determined by the Board. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time. For 2021, the Board did not engage a compensation consultant to evaluate Compensated Director compensation, and instead considered the other factors outlined above. The Board determined to maintain the same levels of compensation for the Compensated Directors in 2022 as the compensation paid in 2021. This compensation includes a cash retainer for services on the Board and its Committees (and a lead director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period, as set forth below:

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
In November 2022, the Board voted to approve a new compensation structure for non-employee directors, which is effective for fiscal year 2023. The following table shows our non-employee director compensation for 2023, the cash portions of which will be paid ratably each quarter:

Board of Directors Retainer (Per Year)	$85,000
Lead Director Fee (Per Year)	$15,000
Target Value for Equity Awards (Per Year)	$120,000

Committee Retainers (Per Year):	Chair
Audit Committee	$10,000
Conflicts Committee	$7,500
EHS Committee	$5,000
Technology Committee	$5,000
Governance and Compensation Committee	$7,500

101 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
The following table sets forth a summary of the compensation we paid to the Compensated Directors for service during 2022.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sherri A. Brillon	93,400	99,980	—	—	193,380
Charles J. Brown, III	90,600	99,980	—	—	190,580
Eric D. Gadd	87,500	99,980	—	—	187,480
Frederec C. Green	76,400	99,980	—	—	176,380
Ron W. Haddock	129,000 (4)	99,980	—	—	228,980
Gennifer Kelly	86,900	99,980	—	—	186,880
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Soreq, Yemin and Spiegel do not receive any compensation for their service as directors.
(2) This column reports the amount of cash compensation earned in 2022 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of this amount for the 2022 fiscal year are included in Note 13 to our audited financial statements for the 2022 fiscal year included in this Annual Report on Form 10-K. The grant date fair value of $53.58 per unit is equal to the NYSE closing price of our common units as of June 10, 2022. Each of Messrs. Brown, Gadd, Haddock and Green and Mses. Kelly and Brillon held 1,133 outstanding phantom units at December 31, 2022.
(4) This amount includes a one-time retainer fee payment of $25,000 to Mr. Haddock for his service on the CEO Selection Committee established by the Board of Directors of Delek Holdings.

Compensation Committee Interlocks and Insider Participation
Messrs. Brown, Gadd and Haddock and Ms. Brillon served on the Governance and Compensation Committee during 2022, and Messrs. Soreq and Spiegel, as well as the Board, assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.
Principal Executive Officer Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our principal executive officer in 2022.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our principal executive officer.
We expect the principal executive officer pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 24, 2023 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek Holdings by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027.

102 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP		Delek US Holdings, Inc.
	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	34,311,278	78.8	n/a	n/a
Directors, Director Nominees and NEOs:
Avigal Soreq (5)	1,953	*	19,738	*
Ezra Uzi Yemin (6)	227,013	*	983,020	1.5
Sherri A. Brillon	3,200	*	—	*
Charles J. Brown, III	9,819	*	—	*
Eric D. Gadd	24,644	*	—	*
Frederec Charles Green	72,886	*	152,918	*
Ron W. Haddock	16,553	*	17,517	*
Gennifer F. Kelly	6,014	*	—	*
Reuven Spiegel (7)	10,068	*	11,491	*
Denise McWatters (8)	2,371	*	7,578	*
Todd O'Malley (9)	3,876	*	11,801	*
Odely Sakazi (10)	1,024	*	5,743	*
All directors, all director nominees, all NEOs and all executive officers as a group (12 persons)	379,421	*	1,209,806	1.8
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027.
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 43,568,583 common units representing limited partner interests issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 66,941,871 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, we report shares equal to the number of RSUs that are vested or that will vest within 60 days of the Measurement Date.
(4) Subsidiaries of Delek US Holdings, Inc. hold the common limited partner units. Delek US Energy, Inc. and Delek Logistics Services Company directly held 20,745,868 and 13,565,410 common limited partner units, respectively. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Exchange Act, as amended.
(5) The number of our common units owned includes 777 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 2,495 RSUs that will vest within 60 days of the Measurement Date.
(6) 206,684 of our units and 691,945 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. The number of our common units owned includes 4,904 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 37,136 RSUs that will vest within 60 days of the Measurement Date.
(7) The number of our common units owned includes 845 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 2,858 RSUs that will vest within 60 days of the Measurement Date.
(8) The number of our common units owned includes 504 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 1,670 RSUs that will vest within 60 days of the Measurement Date.
(9) The number of our common units owned includes 811 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 2,798 RSUs that will vest within 60 days of the Measurement Date.
(10) The number of our common units owned includes 144 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 895 RSUs that will vest within 60 days of the Measurement Date.

103 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2022 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	749,024	N/A	222,233
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	749,024	N/A	222,233
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

104 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As of February 24, 2023, Delek Holdings and its affiliates owned 34,311,278 of our common limited partner units, which represents a 78.8% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates own more than five percent of our equity interests. In addition, Messrs. Soreq, Spiegel, and Yemin and Ms. McWatters serve as executive officers of both Delek Holdings and our general partner.
Distributions and Payments to Delek Holdings
Pursuant to our Partnership Agreement, we are required to make quarterly cash distributions of 100% of our "available cash" to limited partners, including Delek Holdings. During 2022, we made cash distributions totaling $171.1 million to our unitholders, of which $135.2 million was paid to Delek Holdings and our general partner.
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. In return, Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of and the amounts paid under our material commercial agreements and other non-contractual arrangements with Delek Holdings during 2022.
For a discussion of a third party's involvement in certain of our agreements, see Items 1 and 2. "Business and Properties—Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Intermediation Agreement."
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
See Note 4 and Note 17 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the Omnibus Agreement during 2022.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined products and ethanol from Delek Holdings, totaling $496.2 million during the year ended December 31, 2022. We sold RINs in the amount of approximately $12.1 million to Delek Holdings during the year ended December 31, 2022.

105 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Until October 2022, the Partnership had an $850.0 million senior secured revolving credit agreement with Fifth Third Bank, National Association ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "DKL Credit Facility"). The obligations under the DKL Credit Facility were secured by first priority liens on substantially all of the Partnership's and its U.S. subsidiaries' tangible and intangible assets. Additionally, Delek Marketing and Supply, LLC, a subsidiary of Delek Holdings ("Delek Marketing"), had provided a limited guaranty of the Partnership's obligations under the DKL Credit Facility. Delek Marketing's guaranty was (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the DKL Credit Facility. Effective March 30, 2020, Delek Marketing's limited guaranty and pledge of the Holdings Note was terminated pursuant to a guaranty and pledge release approved by the required lenders under the DKL Credit Facility.
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
Fourth Amended and Restated Credit Agreement
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
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin (the "Delek Permian Gathering Project"). The majority of the gathering systems has been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the DPG Management Agreement during 2022.
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

106 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
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

107 |

Principal Accountant Fees and Services
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $1,141,600 and $907,625 paid for the services of Ernst & Young LLP during fiscal years 2022 and 2021, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions, investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2022 and 2021, regardless of when the fees and expenses were paid.
Audit-related fees
No audit-related fees were paid for the services of Ernst & Young LLP during fiscal years 2022 and 2021.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2022 and 2021.
All of the fees described above were approved in accordance with the Audit Committee pre-approval policy described below.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. During the years ended 2022 and 2021, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

108 |

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
1.1
Equity Distribution Agreement, dated as of November 14, 2022, by and among the Partnership, Delek Logistics GP, LLC, and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Partnership’s Form 8-K filed on November 14, 2022).

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
2.5
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy - New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on April 11, 2022).

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

3.3	#	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated February 26, 2023.
3.4		Certificate of Formation of Delek Logistics GP, LLC (incorporated by reference to Exhibit 3.3 to the Partnership's Registration Statement on Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.5
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

4.8		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Partnership’s Form 8-K filed on May 25, 2021).
4.9	#	Supplemental Indenture, dated as of May 27, 2022, among DKL Delaware Gathering, the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association.
4.10	#
Fourth Supplemental Indenture, dated as of May 27, 2022, among DKL Delaware Gathering, the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association.

4.11	#	Second Supplemental Indenture, dated as of July 8, 2022, among the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association.
4.12	#	Fifth Supplemental Indenture, dated as of July 8, 2022, among the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association.
10.1	++
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

F-2

10.4
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on March 26, 2018).

10.5
Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of February 10, 2014, by and among Lion Oil Company and Delek Logistics Operating, LLC, and for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on February 14, 2014).

10.6
Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of July 22, 2016, but effective as of February 11, 2014, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 5, 2016).

10.7
First Amendment to Throughput and Tankage Agreement (El Dorado Terminal and Tankage), dated as of December 14, 2018, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.10 to the Partnership's Form 10-K filed on March 1, 2019).

10.8
Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated July 26, 2013, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 8-K filed on August 1, 2013).

10.9
First Amendment to Throughput and Tankage Agreement (Tyler Terminal and Tankage), dated as of December 14, 2018, by and between Delek Refining, LTD. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.29 to the Partnership's Form 10-K filed on March 1, 2019).

10.10
Throughput Agreement (El Dorado Rail Offloading Facility), dated as of March 31, 2015, among Lion Oil Company, Lion Oil Trading & Transportation, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on April 6, 2015).

10.11
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

10.19
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.20
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US Holdings, Inc., and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on March 26, 2018).

10.21
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

10.22
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

10.23
Third Amendment and Restatement to Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 15, 2020 (incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K filed on May 18, 2020).

F-3

10.24	++
First Amended and Restated Limited Liability Company Agreement of Rangeland RIO Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.25	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.26
Transportation Services Agreement dated May 15, 2020 and effective May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on May 18, 2020).

10.27
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

10.28
First Amendment to Third Amended and Restated Credit Agreement, dated August 12, 2020, by and among Delek Logistics Partners, LP and each other borrower referenced therein, as borrowers, Fifth Third Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on August 14, 2020).

10.29
Second Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 31, 2020 (incorporated by reference to the Exhibit 10.2 of the Partnership's Form 8-K filed on April 6, 2020).

10.30
Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 26, 2022, by and among the Partnership and each other borrower referenced therein, as borrowers, Fifth Third Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q filed on August 5, 2022).

10.31
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 26, 2022, by and among the Partnership and each other borrower referenced therein, as borrowers, Fifth Third Bank, National Association, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-Q filed on August 5, 2022).

10.32
Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated October 13, 2022, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K filed on October 17, 2022).

10.33
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.34
Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the Partnership (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.35
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.36
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.4 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.37
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Delek Refining Ltd., DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.38
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.6 of the Partnership’s Form 10 Q filed on November 8, 2022).

10.39	*
General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 5, 2016).

10.40	*
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.41	*
Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.6 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.42	*
Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.7 to the Partnership's Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-182631), filed on October 16, 2012).

10.43	*
Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-256954) filed on June 10, 2021).

10.44		Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.36 to the Partnership's Form 10-K filed on February 25, 2022).
10.45	#	Delek Logistics GP, LLC 2012 Long-Term Incentive Plan Terms and Conditions.
21.1	#	Subsidiaries of Registrant.
22.1	#	Subsidiary Guarantors of Delek Logistics Partners LP.

F-4

23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Public Accounting Firm (Weaver and Tidwell, L.L.P.).
31.1	#	Certification of Delek Logistics GP, LLC's Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	#	Report of Independent Public Accounting Firm - Red River Pipeline Company LLC
Weaver and Tidwell, L.L.P. (PCAOB ID: 410) - Houston, Texas
101	<
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2022, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.

104		The cover page from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2022, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.
++	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.
<	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

F-5

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2022 and 2021 and
For Each of the Three Years Ended December 31, 2022, 2021 and 2020

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Red River Pipeline Company LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company LLC is stated at $149.6 million and $144.0 million as of December 31, 2022 and 2021, respectively, and the Partnership’s equity in the net income of Red River Pipeline Company LLC is stated at $20.5 million in 2022, $14.4 million in 2021 and $8.9 million in 2020. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company LLC, is based solely on the report of other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Business Combinations
Description of the Matter
During 2022, the Partnership completed its acquisition of 3 Bear Delaware Holding – NM, LLC (“3 Bear”) for net consideration of approximately $628.3 million as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination. The Partnership allocated the purchase price, to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset of $210.0 million.
Auditing the Partnership's accounting for its acquisition of 3 Bear was complex due to the significant estimation required by management to determine the fair value of the customer relationships intangible asset acquired. The Partnership used the income approach in estimating the initial fair value of the acquired customer relationships intangible asset. There was a high degree of subjective auditor judgment in evaluating the assumptions used in the income approach as changes to the assumptions used could have a significant effect on the determination of the initial fair value. Assumptions used included projected revenue attributable to customer relationships, forecasted operating margins, and the discount rate, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Partnership's accounting for business combinations, including controls over the assumptions identified above.

To test the estimated fair values, we performed audit procedures that included, among others, evaluating the Partnership's use of the income approach and testing the assumptions discussed above and the completeness and accuracy of the underlying data used by the Partnership in its analysis. Our audit procedures also included evaluating the professional qualifications and objectivity of the Partnership's external consultant that assessed the projected revenue assumptions. In addition, in evaluating whether we could use the work of the Partnership’s external consultant, we assessed the reasonableness of the projected revenue assumptions by identifying and evaluating corroborative and contrary evidence. We involved our valuation specialists to assist in evaluating the appropriateness of the valuation methods and the reasonableness of certain significant assumptions, including the evaluation of the discount rate used in the income approach.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.
Nashville, Tennessee
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on Internal Control over Financial Reporting
We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 3 Bear Delaware Holding – NM, LLC (“3 Bear”), which is included in the 2022 consolidated financial statements of the Partnership and constituted 40.7% of total assets as of December 31, 2022, and 11.9% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of 3 Bear.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
March 1, 2023

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,970	$4,292
Accounts receivable	53,314	15,384
Inventory	1,483	2,406
Other current assets	2,463	951
Total current assets	65,230	23,033
Property, plant and equipment:
Property, plant and equipment	1,240,684	715,870
Less: accumulated depreciation	(316,680)	(266,482)
Property, plant and equipment, net	924,004	449,388
Equity method investments	257,022	250,030
Customer relationship intangible, net	199,440	—
Marketing contract intangible, net	109,366	116,577
Rights-of-way, net	55,990	37,280
Goodwill	27,051	12,203
Operating lease right-of-use assets	24,788	20,933
Other non-current assets	16,408	25,627
Total assets	$1,679,299	$935,071
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$57,403	$8,160
Accounts payable to related parties	6,055	64,423
Current portion of long-term debt	15,000	—
Interest payable	5,308	5,024
Excise and other taxes payable	8,230	5,280
Current portion of operating lease liabilities	8,020	6,811
Accrued expenses and other current liabilities	6,202	7,117
Total current liabilities	106,218	96,815
Non-current liabilities:
Long-term debt, net of current portion	1,646,567	898,970
Operating lease liabilities, net of current portion	12,114	14,071
Asset retirement obligations	9,333	6,476
Other non-current liabilities	15,767	22,731
Total non-current liabilities	1,683,781	942,248
Equity (Deficit):
Common unitholders - public; 9,257,305 units issued and outstanding at December 31, 2022 (8,774,053 at December 31, 2021)	172,119	166,067
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at December 31, 2022 (34,696,800 at December 31, 2021)	(282,819)	(270,059)
Total deficit	(110,700)	(103,992)
Total liabilities and deficit	$1,679,299	$935,071

See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2022	2021	2020
Net revenues
Affiliate (1)	$479,411	$418,826	$382,666
Third Party	556,996	282,076	180,752
Net revenues	1,036,407	700,902	563,418
Cost of sales:
Cost of materials and other - affiliate (1)	496,184	321,939	205,581
Cost of materials and other - third party	145,179	62,470	63,513
Operating expenses (excluding depreciation and amortization presented below)	85,438	59,483	53,846
Depreciation and amortization	60,210	40,945	33,737
Total cost of sales	787,011	484,837	356,677
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2,869	2,337	2,433
General and administrative expenses	34,181	21,460	22,587
Depreciation and amortization	2,778	1,825	1,994
Other operating income, net	(114)	(59)	(66)
Total operating costs and expenses	826,725	510,400	383,625
Operating income	209,682	190,502	179,793
Interest expense, net	82,304	50,221	42,874
Income from equity method investments	(31,683)	(24,575)	(22,693)
Other (income) expense, net	(373)	(119)	133
Total non-operating expenses, net	50,248	25,527	20,314
Income before income tax expense	159,434	164,975	159,479
Income tax expense	382	153	223
Net income attributable to partners	$159,052	$164,822	$159,256
Comprehensive income attributable to partners	$159,052	$164,822	$159,256
Less: General partner's interest in net income, including incentive distribution rights (2)	—	—	18,724
Limited partners' interest in net income	$159,052	$164,822	$140,532

Net income per limited partner unit:
Basic	$3.66	$3.79	$4.18
Diluted	$3.66	$3.79	$4.18

Weighted average limited partner units outstanding:
Basic	43,487,910	43,447,739	33,594,284
Diluted	43,511,650	43,460,470	33,597,418

Cash distributions per common limited partner unit	$3.975	$3.785	$3.605
(1) See Note 4 for a description of our material affiliate revenue and purchases transactions.
(2) See Note 4 for a description of the IDR Restructuring Transaction.

See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)
(in thousands)

	Partnership
	Common - Public	Common - Delek Holdings	General Partner - Delek Holdings	Total

Balance at December 31, 2019	$164,436	$(310,513)	$(5,042)	(151,119)
Cash distributions (1)	(31,532)	(77,665)	(27,635)	(136,832)
GP units issued to maintain 2% interest	—	—	10	10
Net income attributable to partners	36,324	104,208	18,724	159,256
Delek Holdings unit purchases from public	(4,979)	4,979	—	—
Issuance of units in connection with the Midland Gathering Assets Acquisition	—	107,323	2,190	109,513
Cash distribution to Delek Holdings for Trucking Assets Acquisition	—	(46,607)	(951)	(47,558)
Cash distribution to general partner for conversion of its economic interest and IDR elimination	—	—	(45,000)	(45,000)
Conversion of GP economic interest	—	(57,702)	57,702	—
Sponsor contribution of fixed assets	—	2,938	—	2,938
Other	365	124	2	491
Balance at December 31, 2020	$164,614	$(272,915)	$—	$(108,301)
Cash distributions (1)	(32,462)	(129,255)	—	(161,717)
Net income attributable to partners	33,086	131,736	—	164,822
Delek Holdings unit sale to public	650	(650)	—	—
Other	179	1,025	—	1,204
Balance at December 31, 2021	$166,067	$(270,059)	$—	$(103,992)
Cash distributions (1)	(35,868)	(135,219)	—	(171,087)
Net income attributable to partners	33,617	125,435	—	159,052
Delek Holdings unit sale to public	5,110	(5,110)	—	—
Issuance of units pursuant to the Equity Distribution Agreement	3,096	—	—	3,096
Other	97	2,134	—	2,231
Balance at December 31, 2022	$172,119	$(282,819)	$—	$(110,700)
(1) Cash distributions include $0.2 million related to distribution equivalents on vested phantom units for the year ended December 31, 2022. Cash distributions for the years ended December 31, 2021 and 2020 include a nominal amount related to distribution equivalents on vested phantom units.
.
See accompanying notes to the consolidated financial statements

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$159,052	$164,822	$159,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,988	42,770	35,731
Non-cash lease expense	16,254	9,652	6,075
Amortization of customer contract intangible assets	7,211	7,211	7,211
Amortization of deferred revenue	(1,775)	(1,953)	(1,888)
Amortization of deferred financing costs and debt discount	3,872	3,016	2,412
Income from equity method investments	(31,683)	(24,575)	(22,693)
Dividends from equity method investments	22,954	20,831	25,436
Other non-cash adjustments	2,718	1,959	1,253
Changes in assets and liabilities:
Accounts receivable	(9,071)	292	(2,472)
Inventories and other current assets	2,233	55	11,363
Accounts payable and other current liabilities	18,564	(1,913)	(13,479)
Accounts receivable/payable to related parties	(58,368)	67,161	(14,628)
Non-current assets and liabilities, net	(2,781)	(14,166)	(561)
Net cash provided by operating activities	192,168	275,162	193,016
Cash flows from investing activities:
Asset acquisitions from Delek Holdings, net of assumed liabilities	—	—	(100,527)
Purchases of property, plant and equipment	(141,098)	(23,052)	(13,271)
Proceeds from sales of property, plant and equipment	143	275	107
Purchases of intangible assets	(5,597)	(964)	(13)
Business Combination, net of cash acquired	(625,622)	—	—
Distributions from equity method investments	1,737	8,774	2,741
Equity method investment contributions	—	(1,393)	(12,175)
Net cash used in investing activities	(770,437)	(16,360)	(123,138)
Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount	3,096	—	—
Proceeds from issuance of additional units to maintain 2% general partner interest	—	—	10
Distributions to general partner	—	—	(27,635)
Distributions to common unitholders - public	(35,868)	(32,462)	(31,532)
Distributions to common unitholders - Delek Holdings	(135,219)	(129,255)	(77,665)
Distributions to Delek Holdings unitholders and general partner related to Trucking Assets Acquisition	—	—	(47,558)
Distribution to general partner for conversion of its interest and IDR elimination	—	—	(45,000)
Proceeds from term loan debt	298,511	—	—
Proceeds from revolving credit facility	1,752,300	341,000	599,600
Payments on revolving credit facility	(1,289,800)	(829,601)	(441,400)
Proceeds from issuance of senior notes	—	400,000	—
Deferred financing costs paid	(8,206)	(6,216)	—
Payments on financing lease liabilities	(2,867)	(2,219)	—
Net cash provided by (used in) financing activities	581,947	(258,753)	(71,180)
Net increase (decrease) in cash and cash equivalents	3,678	49	(1,302)
Cash and cash equivalents at the beginning of the period	4,292	4,243	5,545
Cash and cash equivalents at the end of the period	7,970	4,292	4,243

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$78,148	$44,633	$40,582
Income taxes	$43	$34	$98
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures and other	$(10,428)	$3,850	$198
Equity issuance to Delek Holdings unitholders in connection with Midland Gathering Assets Acquisition	$—	$—	$109,513
Non-cash financing activities:
Sponsor contribution of property, plant and equipment	$—	$—	$2,938
Non-cash lease liability arising from obtaining right of use assets during the period	$12,717	$9,457	$32,090

See accompanying notes to the consolidated financial statements

Notes to Consolidated Financial Statements
Delek Logistics Partners, LP
Notes to the Consolidated Financial Statements
1. General
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
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired from Delek Holdings, a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Midland Gathering Assets", formerly referred to as the "Permian Gathering Assets"), and certain related assets, such transaction the "Midland Gathering Assets Acquisition" (formerly referred to as the "Permian Gathering Assets Acquisition"). See Note 3 of the accompanying consolidated financial statements for further information.
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

Notes to Consolidated Financial Statements
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation.
Segment Reporting
We are an energy business focused on crude oil, natural gas, intermediate and refined products pipeline and storage activities and wholesale marketing, terminalling and offloading activities as well as water disposal and recycling. Management reviews operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures.
•The assets and investments reported in the gathering and processing segment provide crude oil gathering and crude oil, intermediate and refined products transportation services to Delek Holdings' refining operations and independent third parties.
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
•The storage and transportation segment provides crude oil, intermediate and refined products transportation and storage services to Delek Holdings' refining operations and independent third parties.
•The investments in pipeline joint ventures segment include the Partnership's joint ventures investments discussed in Note 14.
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker ("CODM") assesses financial information for decision-making purposes. The primary change in our segmentation as compared to prior presentations is that our pipeline operations are now viewed separately from our storage and transportation segment because of the integral nature of the pipeline operations in relation to our expanded gathering operations, and certain legacy gathering activities and operations are now managed as part of the Gathering and Processing segment. Additionally, we are now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes. The CODM evaluates performance based upon earnings before interest, taxes, depreciation and amortization ("EBITDA"). We define EBITDA for any period as net income (loss) to add back interest expense, income tax expense (benefit), depreciation and amortization (including amortization of customer contract intangible assets, which is included as a component of net revenues in our accompanying consolidated statements of income and comprehensive income). Segment reporting is discussed in more detail in Note 15.
Cash and Cash Equivalents
We maintain cash and cash equivalents in accounts with large U.S. financial institutions. Any highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. All accounts receivable amounts are considered to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of December 31, 2022 and 2021. Delek Holdings accounted for approximately 32.8% of the consolidated accounts receivable balance as of December 31, 2022. One third-party customer accounted for approximately 33.1% and 47.4% of the consolidated accounts receivable balance as of December 31, 2022 and December 31, 2021, respectively.
Inventory
Inventory consists of refined products, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. We are not subject to concentration risk with specific suppliers, since our refined products inventory purchases are commodities that are readily available from a large selection of suppliers.
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

Notes to Consolidated Financial Statements
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

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of 8 to 35 years. The amortization expense, with the exception of the marketing contract intangible, is included in depreciation and amortization on the accompanying consolidated statements of income. The marketing contract intangible is amortized on a straight-line basis over a 20-year period as a component of net revenues from affiliates. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired.
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
We elected to perform a qualitative assessment for purposes of our annual goodwill impairment test during the fourth quarter in 2022, 2021 and 2020. Our annual assessment of goodwill did not result in an impairment charge during the years ended December 31, 2022, 2021 or 2020. Details of goodwill balances by segment are included in Note 9.
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date in accordance with the provisions of ASC 805. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence

Notes to Consolidated Financial Statements
are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. The carrying value of each equity method investment is evaluated for impairment when conditions exist that indicate it is more likely than not that an impairment may have occurred, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. When impairment triggers are present, the fair value of the equity method investment is estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”), the estimated long term growth rate and weighted average cost of capital (“WACC”) as the discount rate. The market approach uses estimated EBITDA multiples for guideline comparable companies to estimate the fair value of the equity method investment. An impairment loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairment losses recorded on equity method investments for the years ended December 31, 2022, 2021 or 2020 Equity method investments are reported as part of the investments in pipeline joint ventures segment. See Note 14 for further information on our equity method investments.
Fair Value of Financial Instruments
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of our assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825"), with the exception of our fixed rate debt.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Beginning balance	$6,476	$6,015
Liabilities acquired	2,261	—
Accretion expense	596	461
Ending balance	$9,333	$6,476
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
Deferred Financing Costs
Deferred financing costs are included in other non-current assets in the accompanying consolidated balance sheets and represent expenses related to issuing and amending our revolving credit facility. Deferred financing costs associated with our term loan facilities and are included as a reduction to the associated debt balance in the accompanying consolidated balance sheets. These costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense in the accompanying consolidated statements of income and comprehensive income.
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
For all leases that include fixed rental rate increases, these are included in our fixed lease payments. Our leases may include variable payments, based on changes on price or other indices, which are expensed as incurred.

Notes to Consolidated Financial Statements
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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2022, the only potentially dilutive units outstanding consist of unvested phantom units.
Comprehensive Income
Comprehensive income for the years ended December 31, 2022, 2021 and 2020 was equivalent to net income.
Sales, Use and Excise Taxes
The Partnership's policy is to exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected on behalf of a customer.

Notes to Consolidated Financial Statements
New Accounting Pronouncements Adopted During 2022
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. We adopted this guidance during 2022 and the adoption did not have a material impact on our business, financial condition or results of operations.

3. Acquisitions
3 Bear Acquisition
We completed the 3 Bear Acquisition on June 1, 2022, in which we acquired crude oil and natural gas gathering, processing, and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. The purchase price for the 3 Bear Acquisition was $628.3 million. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the DKL Credit Facility.
For the year ended December 31, 2022, we incurred $10.6 million, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying consolidated statements of income.
Our consolidated financial and operating results reflect the 3 Bear Acquisition operations beginning June 1, 2022. Our results of operations included revenue and net income of $123.7 million and $14.2 million, respectively, for the year ended December 31, 2022.
The 3 Bear Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.
Determination of Purchase Price
The table below presents the purchase price (in thousands):

Base purchase price:	$624,700
Add: closing net working capital (as defined in the 3 Bear Purchase Agreement)	3,600
Less: closing indebtedness (as defined in the 3 Bear Purchase Agreement)	(80,618)
Cash paid for the adjusted purchase price	547,682
Cash paid to payoff 3 Bear credit agreement (as defined in the 3 Bear Purchase Agreement)	80,618
Purchase price	$628,300

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the 3 Bear Acquisition as of June 1, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,678
Accounts receivables, net	28,859
Inventories	1,836
Other current assets	986
Property, plant and equipment	382,799
Operating lease right-of-use assets	7,427
Goodwill	14,848
Customer relationships intangible, net (1)	210,000
Rights-of-way (1)	13,490
Other non-current assets	500
Total assets acquired	663,423

Liabilities assumed:
Accounts payable	8,020
Accrued expenses and other current liabilities	22,382
Current portion of operating lease liabilities	1,029
Asset retirement obligations	2,261
Operating lease liabilities, net of current portion	1,431
Total liabilities assumed	35,123
Fair value of net assets acquired	$628,300
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

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of December 31, 2022. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
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
The fair value of customer relationships was based on the income approach. Key assumptions in the income approach include projected revenue attributable to customer relationships, operating margins and discount rates.
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.
The fair values of all other current assets and liabilities were equivalent to their carrying values due to their short-term nature.
The goodwill recognized in the 3 Bear Acquisition is primarily attributable to enhancing our third-party revenues, further diversification of our customer and product mix, expanding our footprint into the Delaware basin and bolstering our Environmental, Social and Governance ("ESG") optionality through furthering carbon capture opportunities and greenhouse gas reduction projects currently underway. This goodwill is deductible for income tax purposes. Goodwill related to the 3 Bear Acquisition is included in the gathering and processing segment.

Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Partnership assuming the 3 Bear Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the 3 Bear Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense and amortization of deferred financing costs associated with revolving credit facility borrowings incurred in connection with the 3 Bear Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair value of the acquired customer relationships intangible, (iv) accounting policy alignment and (v) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the 3 Bear Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the 3 Bear Acquisition been effective as of the date presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Year Ended December 31,
(in thousands, except per unit data)	2022	2021
Net sales	$1,134,925	$859,156
Net income attributable to partners	$156,810	$114,977
Net income per limited partner unit:
Basic income per unit	$3.61	$2.65
Diluted income per unit	$3.60	$2.65
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
The Trucking Assets are recorded in our storage and transportation segment and include approximately 150 trucks and trailers, which are primarily leased or owned, respectively.
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
Midland Gathering Assets Acquisition (formerly Permian Gathering Assets Acquisition)
Effective March 31, 2020, the Partnership, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Midland Gathering Assets from Delek Holdings, located in Howard, Borden and Martin Counties, Texas. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million of our common limited partner units (the "Additional Units"). We financed the cash component of this acquisition with borrowings from the DKL Credit Facility.
The Midland Gathering Assets are recorded in our gathering and processing segment and include:
•Crude oil pipelines;
•Approximately 200 miles of gathering systems;
•Approximately 65 Tank battery connections;
•Terminals (total storage of approximately 650,000 bbls); and
•Applicable rights-of-way.
In connection with the closing of the transaction, Delek Holdings, the Partnership and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “Big Spring T&D Agreement”). Under the Big Spring T&D Agreement, the Partnership will operate and maintain the Midland Gathering Assets connecting Delek Holdings' interests in and to certain crude oil with the Partnership's Big Spring,

Texas terminal and provide gathering, transportation and other related services with respect to any and all crude produced from shipper’s and certain other producers’ respective interests for delivery at the Big Spring Terminal. The transaction and related agreements were approved by the Conflicts Committee of the Partnership's general partner, which is comprised solely of independent directors. See Note 4 for more detailed descriptions of these agreements.
The Midland Gathering Assets Acquisition was considered a transaction between entities under common control. Accordingly, the Midland Gathering Assets were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the Midland Gathering Assets as of the acquisition date was $209.5 million. Pursuant to the common control guidance, the 5.0 million units issued (which had a closing market price of $9.10 per unit on the transaction date) were recorded in equity at $109.5 million, representing the net carrying value of the Midland Gathering Assets purchased of $209.5 million less the $100.0 million cash consideration. Prior periods have not been recast as these assets do not constitute a business in accordance with ASU 2017-01. We capitalized approximately $0.7 million of acquisition costs related to the Midland Gathering Assets Acquisition.

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
Material commercial agreements with Delek Holdings:

Asset/Operation	Initiation Date	Initial/Maximum Term (years) (1)	Service	Minimum Throughput Commitment (bpd)	Fee (/bbl)

El Dorado Assets and El Dorado Gathering System:
Crude Oil Pipelines (non-gathered)	November 2012	5 / 15	Crude oil and refined products transportation	46,000 (2)	$1.12 (3)
Refined Products Pipelines	November 2012	5 / 15		40,000	$0.13
El Dorado Gathering System	November 2012	5 / 15	Crude oil gathering	14,000	$3.01 (3)

East Texas Crude Logistics System:
Crude Oil Pipelines	November 2012	5 / 15	Crude oil transportation and storage	35,000	$0.53 (4)
Storage	November 2012	5 / 15		N/A	$329,665/month
East Texas Marketing	November 2012	10 (5)	Marketing products for Tyler Refinery	50,000	$0.90 (5)

Big Sandy Terminal:
Refined Products Transportation	November 2012	5 / 15	Refined products transportation, dedicated terminalling services and storage for the Tyler Refinery	5,000	$0.66
Terminalling	November 2012	5 / 15		5,000	$0.66
Storage	November 2012	5 / 15		N/A	$65,874/month

Tyler Throughput and Tankage:
Refined Products Throughput	July 2013	8 / 16	Dedicated Terminalling and storage	50,000	$0.44
Storage	July 2013	8 / 16		N/A	$1,034,886/month

Notes to Consolidated Financial Statements

Memphis Pipeline	June 1, 2018	5	Refined Products Transportation	11,000	$1.36

El Dorado Throughput and Tankage:
Refined Products Throughput	February 2014	8 / 16	Dedicated terminalling and storage	11,000	$0.62
Storage	February 2014	8 / 16		N/A	$1,620,006/month

El Dorado Assets Throughput:
Light Crude Throughput	March 2015	9 / 15	Dedicated Offloading Services	N/A (6)	$1.25
Heavy Crude Throughput	March 2015	9 / 15	Dedicated Offloading Services	N/A (6)	$2.81

Pipelines, Storage and Throughput Facilities Agreement (Big Spring Logistics Assets):
Crude Oil and Refined Products Throughput	March 1, 2018	10 / 15	Pipeline throughput	104,300	$0.06
Rail Offloading	March 1, 2018	10 / 15	Offloading services	4,500	$0.48
Terminalling	March 1, 2018	10 / 15	Dedicated Terminalling	29,250	$0.78
Storage	March 1, 2018	10 / 15	Storage	N/A	$1,632,647/month

Asphalt Services Agreement (Big Spring Logistics Assets):
Terminalling	March 1, 2018	10 / 15	Dedicated Asphalt Terminalling and Storage	1,020 to 2,380 based on seasonality	$9.86
Storage	March 1, 2018	10 / 15		N/A	$542,173/month

Marketing Agreement (Big Spring Logistics Assets):
Marketing Services	March 1, 2018	10 / 15	Dedicated Marketing and Selling	65,000	$0.59 - $0.84

Throughput and Deficiency Agreement (Midland Gathering Assets)
Gathering System	March 31, 2020	10 / 20	Gathering and Transportation Services	120,000 (7)	$0.76
				15,000 (8)	$0.70
Re-delivery System	March 30, 2020	10 / 20		50,000	$0.27

Pipelines, Throughput and Offloading Facilities Agreement (Big Spring Logistics Assets)
Fintex / Magellen Pipeline	April 1, 2020	2 / 10	Refined Products	20,000	$0.68
Crude Oil Offloading	January 1, 2020	2 / 10	Crude Oil Offloading	15,120	$1.04
Storage	April 1, 2020	2 / 10	Storage	N/A	$277,620/month
LPG Rack	January 1, 2020	2 / 10	Truck Unloading Facility	4,500	$5.78

Transportation Services Agreement
Trucking Services	May 1, 2020	10 / 14	Transportation Services	N/A	$39,000,000/Minimum Annual Revenue Commitment
(1) Maximum term gives effect to the extension of the commercial agreement pursuant to the terms thereof.
(2) Excludes volumes gathered on the El Dorado Gathering System (the "El Dorado Gathering System").
(3) Volumes gathered on the El Dorado Gathering System will not be subject to an additional fee for transportation on our El Dorado Assets (the "El Dorado Assets") to the El Dorado Refinery.
(4) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.79/bbl.
(5) For any volumes in excess of 50,000 bpd, the throughput fee will be $0.88/bbl. Following the primary term, the marketing agreement automatically renews for a successive one-year term, unless either party provides notice of non-renewal 10 months prior to the expiration of the then-current term. The initial primary term for the marketing agreement has been extended through 2027.
(6) The throughput agreement provides for a minimum throughput fee of $1.8 million per quarter for throughput of a combination of light and heavy crude.
(7) For any volumes in excess of 120,000, the throughput fee will be $0.55/bbl.
(8) These volumes are associated with a connection expansion project completed in fourth quarter 2022 to construct additional receipt points on our gathering pipeline.

Notes to Consolidated Financial Statements

Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Slurry Clarifying Services Agreement
We executed a series of agreements, effective January 1, 2022, with DK Trading & Supply, LLC (“DKT&S”) and Alon Refining Krotz Springs, Inc. whereby the Partnership will operate and maintain a facility, located within the Krotz Springs, Louisiana refinery, to process slurry for DKT&S. Using a process that incorporates horizontal and vertical centrifuges, we remove metals, ash, and other solids from the slurry. The clarified product can then be sold to DKT&S or one of its affiliates. As consideration for the processing services, we will receive a fixed rate per barrel processing fee in addition to a margin-based payment. The Partnership and DKT&S have agreed to a minimum delivery commitment volume to be processed in the facility. The initial term of the agreement is for a period of three years, and thereafter, will continue a year-to-year basis unless canceled by either party.
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended and restated from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.3 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the year ended December 31, 2022. We were reimbursed a nominal amount and $0.6 million during the years ended December 31, 2021 and 2020, respectively. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2022, there was no receivable from related parties for these matters and a nominal receivable from related parties for these matters as of December 31, 2021. These reimbursements are recorded as reductions to operating expenses. There were no reimbursements for these matters during the year ended December 31, 2022. We were reimbursed a nominal amount and $0.1 million for these matters during the years ended December 31, 2021 and 2020, respectively.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $34.6 million, $21.8 million and $29.4 million pursuant to the Partnership Agreement during the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2023. Total fees paid to the Partnership were $1.5 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively, which are recorded in affiliate revenue in our consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Unregistered Sale of Equity Securities
In connection with the Partnership's issuance of the common limited partner units under the Midland Gathering Assets Acquisition and in accordance with the Partnership's First Amended and Restated Agreement of Limited Partnership, as amended (the "Previous Partnership Agreement"), the Partnership issued general partner units to the general partner in an amount necessary to maintain its 2% general partner interest as defined in the Previous Partnership Agreement. The sale and issuance of the Additional Units and such general partner units in connection with the Midland Gathering Assets Acquisition is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Notes to Consolidated Financial Statements
Additionally, in March 2020, Delek Marketing & Supply, LLC ("Delek Marketing") repurchased 451,822 common limited partner units from an unaffiliated investor pursuant to a Common Unit Purchase Agreement between Delek Marketing and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, Delek Holdings' ownership in our common limited partner units increased to 64.5% from 62.6%. Delek Holdings' ownership in our common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million Additional Units in connection with the Midland Gathering Assets Acquisition described above.
In August 2020, Delek Holdings ownership in our common limited partner units was further increased to approximately 80% in connection with the IDR Restructuring Transaction, when the Partnership issued 14.0 million of the Partnership's newly issued common limited partner units to Delek Holdings.
On December 22, 2021, Delek Holdings issued a press release regarding a program to sell up to 434,590 common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this program and we will not receive any proceeds from the sale of the securities by Delek Holdings. For the years ended December 31, 2022 and 2021, Delek Holdings sold 385,522 and 49,068 units, respectively, for gross proceeds of $16.4 million ($13.6 million, net of taxes) and $2.1 million ($1.7 million, net of taxes).
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP
On March 31, 2020, in connection with the completion of the Midland Gathering Assets Acquisition, the Board of the general partner adopted Amendment No. 2 (“Amendment No. 2”) to the Previous Partnership Agreement, effective upon adoption. Amendment No. 2 amended the Previous Partnership Agreement to provide for a waiver of distributions in respect of the Incentive Distribution Rights ("IDRs") for General Partner Additional Units ("GP Additional Units") associated with the 5.0 million Additional Units for at least two years, through at least the distribution for the quarter ending March 31, 2022 (the “IDR Waiver”). The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. Subsequently, the IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020.
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues	$479,411	$418,826	$382,666
Purchases from Affiliates	$496,184	$321,939	$205,581
Operating and maintenance expenses	$53,803	$40,854	$43,985
General and administrative expenses	$13,565	$9,330	$12,557

Quarterly Cash Distribution
Prior to August 13, 2020, our common and general partner unitholders and the holders of IDRs were entitled to receive quarterly distributions of available cash as it was determined by the board of directors of our general partner in accordance with the terms and provisions of our Partnership Agreement. Pursuant to the IDR Restructuring Transaction on August 13, 2020, the general partner will no longer receive any cash distributions. During the years ended December 31, 2022, 2021 and 2020, we paid quarterly cash distributions of $170.9 million, $161.6 million and $136.8 million, respectively, of which $135.2 million, $129.3 million and $105.3 million, respectively, were paid to Delek Holdings and our

Notes to Consolidated Financial Statements
general partner. On January 23, 2023, the board of directors of our general partner declared a quarterly cash distribution totaling $44.4 million based on the available cash as of the date of determination for the end of the fourth quarter of 2022. The distribution was paid on February 9, 2023 to unitholders of record on February 2, 2023, of which $35.0 million was paid to Delek Holdings.

5. Revenues
We generate revenue by charging fees for crude oil gathering, transporting and storage of crude oil and natural gas; marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling of water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 46.3%, 59.8% and 67.4% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $924.0 million net property, plant, and equipment balance as of December 31, 2022, $348.9 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leased assets, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Year Ended December 31, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$29,199	$—	$21,614	$50,813
Service Revenue - Affiliate	16,458	32,593	—	49,051
Product Revenue - Third Party	90,383	415,800	—	506,183
Product Revenue - Affiliate	52,692	90,298	—	142,990
Lease Revenue - Affiliate (1)	116,695	50,193	120,482	287,370
Total Revenue	$305,427	$588,884	$142,096	$1,036,407
(1) Net of $7.2 million of amortization expense for the year ended December 31, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

	Year Ended December 31, 2021
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$4,670	$490	$11,942	$17,102
Service Revenue - Affiliate	13,723	34,033	—	47,756
Product Revenue - Third Party	—	264,974	—	264,974
Product Revenue - Affiliate	—	76,074	—	76,074
Lease Revenue - Affiliate (1)	143,459	37,686	113,851	294,996
Total Revenue	$161,852	$413,257	$125,793	$700,902
(1) Net of $7.2 million of amortization expense for the year ended December 31, 2021, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

Notes to Consolidated Financial Statements

	Year ended December 31, 2020
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$1,035	$634	$16,561	$18,230
Service Revenue - Affiliate	17,768	33,632	—	51,400
Product Revenue - Third Party	—	162,522	—	162,522
Product Revenue - Affiliate	—	71,178	—	71,178
Lease Revenue - Affiliate (1)	121,485	44,925	93,678	260,088
Total Revenue	$140,288	$312,891	$110,239	$563,418
(1) Net of $7.2 million of amortization expense for the year ended December 31, 2020, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of December 31, 2022, we expect to recognize approximately $1.3 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of December 31, 2022 were as follows (in thousands):

2023	$293,303
2024	210,897
2025	185,592
2026	177,917
2027	430,886
Total expected revenue on remaining performance obligations	$1,298,595

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
As discussed in Note 4 - Related Party Transactions, pursuant to Amendment No. 2 to the Partnership Agreement, an agreement was reached for a waiver of distributions in respect of the IDRs for the GP Additional Units associated with the 5.0 million Additional Units issued in connection with the Midland Gathering Assets Acquisition for at least two years, through at least the distribution for the quarter ending March 31, 2022. The IDR Waiver essentially reduced the distribution made to the holders of the IDRs during this period, as the holders would not receive a share of the distribution made on the GP Additional Units. An additional waiver letter was signed that waived all of the distributions for the first quarter of 2020 on the Additional Units with respect to base distributions and the IDRs. Subsequently, the IDRs were eliminated in the IDR Restructuring Transaction on August 13, 2020. Refer to Note 4 for additional details.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2022, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The date of distribution for the distributions earned during the quarterly period ended December 31, 2022 is February 9, 2023. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
Net income attributable to partners	$159,052	$164,822	$159,256
Less: General partner's distribution (including IDRs) (1)	—	—	18,618
Less: Limited partners' distribution	172,933	164,484	127,070
Earning in excess (deficit) of distributions	$(13,881)	$338	$13,568

General partner's earnings:
Distributions (including IDRs) (1)	$—	$—	$18,618
Allocation of earnings in excess (deficit) of distributions	—	—	106
Total general partner's earnings	$—	$—	$18,724

Limited partners' earnings on common units:
Distributions	$172,933	$164,484	$127,070
Allocation of earnings in excess (deficit) of distributions	(13,881)	338	13,462
Total limited partners' earnings on common units	$159,052	$164,822	$140,532

Weighted average limited partner units outstanding:
Common units - basic	43,487,910	43,447,739	33,594,284
Common units - diluted	43,511,650	43,460,470	33,597,418

Net income per limited partner unit:
Common - basic	$3.66	$3.79	$4.18
Common - diluted (2)	$3.66	$3.79	$4.18
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
(2) There were 7,511, 4,458 and 5,201 outstanding common unit equivalents excluded from the diluted earnings per unit calculation during the years ended December 31, 2022, 2021 and 2020, respectively.

7. Inventory
Inventories consisted of $1.5 million and $2.4 million of refined petroleum products as of December 31, 2022 and 2021, respectively, each of which are net of lower of cost or net realizable value reserve of a nominal amount. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We recognize lower of cost or net realizable value charges as a component of cost of materials and other in the consolidated statements of income and comprehensive income.

8.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2022	2021
Land	$17,367	$14,533
Building and building improvements	5,072	2,742
Pipelines, tanks and terminals	1,103,857	654,154
Asset retirement obligation assets	2,073	2,073
Other equipment	30,849	30,774
Construction in process	81,466	11,594
Property, plant and equipment	1,240,684	715,870
Less: accumulated depreciation	(316,680)	(266,482)
Property, plant and equipment, net	$924,004	$449,388

9.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2022, 2021, and 2020. We performed a qualitative assessment for the years ended December 31, 2022, December 31, 2021, and December 31, 2020. In 2022, 2021 and 2020, the annual impairment review resulted in the determination that no indicators of impairment of goodwill were present.
A summary of our goodwill by segment is as follows (in millions):

		Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Total
Balance,	December 31, 2020	$4,155	$7,499	$549	$12,203
Goodwill Impairment		—	—	—	—
Balance,	December 31, 2021	4,155	7,499	549	12,203
Acquisition		14,848	—	—	14,848
Goodwill Impairment		—	—	—	—
Balance,	December 31, 2022	$19,003	$7,499	$549	$27,051

10.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

	Useful		Accumulated
As of December 31, 2022	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Customer relationships	11.6 years	$210,000	$(10,560)	$199,440
Marketing contract	20 years	144,219	(34,853)	109,366
Rights-of-way assets	8 - 35 years	13,490	(377)	13,113
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	42,877		42,877
Total		$410,586	$(45,790)	$364,796

	Useful		Accumulated
As of December 31, 2021	Life	Gross	Amortization	Net
Intangible assets subject to amortization:
Marketing contract	20 years	$144,219	$(27,642)	$116,577
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	37,280		37,280
Total		$181,499	$(27,642)	$153,857

Amortization of the rights-of-way assets and customer relationships intangible asset was $10.9 million for the year ended December 31, 2022, and is included in depreciation and amortization on the accompanying consolidated statements of income and comprehensive income. Amortization of the marketing contract was $7.2 million during the years ended December 31, 2022, 2021 and 2020, and is included as a reduction of net revenue on the accompanying consolidated statements of income and comprehensive income.
Amortization expense is estimated to be $0.6 million $7.2 million and $18.1 million for the rights-of-way assets, marketing contract intangible and the customer relationship intangible, respectively, for each of the years ended December 31, 2023 through 2027.

Notes to Consolidated Financial Statements
11. Long-Term Obligations
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under the Partnership’s existing debt instruments are as follows (in thousands):

	December 31, 2022	December 31, 2021
Delek Logistics 2028 Notes (1)	$395,190	$394,302
DKL Revolving Facility (2)	720,129	258,000
DKL Term Facility (3)	298,605	—
Delek Logistics 2025 Notes (4)	247,643	246,668
	$1,661,567	$898,970
(1)Net of deferred financing costs of $4.8 million and $5.7 million at December 31, 2022 and December 31, 2021, respectively.
(2)Net of deferred financing costs of $0.4 million at December 31, 2022.
(3)Net of debt discount of $1.4 million at December 31, 2022.
(4)Net of deferred financing costs of $1.8 million and $2.5 million and debt discount of $0.6 million and $0.8 million at December 31, 2022 and December 31, 2021, respectively.

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
As of December 31, 2022, we had $400.0 million in outstanding principal amount under the 2028 Notes, and the effective interest rate was 7.40%. The estimated fair value of the 2028 Notes was $359.7 million and $414.0 million as of December 31, 2022 and December 31, 2021, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
DKL Credit Facility
On September 28, 2018, the Partnership entered into a third amended and restated senior secured revolving credit agreement (hereafter, the "DKL Credit Facility") with Fifth Third Bank, National Association ("Fifth Third"), as administrative agent, and a syndicate of lenders with total lender commitments of $850.0 million. The DKL Credit Facility contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars. The DKL Credit Facility also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of the Partnership's and its subsidiaries' tangible and intangible assets.
The DKL Credit Facility had a maturity date of September 28, 2023. Borrowings denominated in U.S. dollars bear interest at either a U.S. dollar prime rate, plus an applicable margin, or Secured Overnight Financing Rate ("SOFR"), plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers.
The applicable margin in each case and the fee payable for any unused revolving commitments vary based upon the Partnership's most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At December 31, 2022, the weighted average interest rate for our borrowings under the facility was approximately 7.55%. Additionally, the DKL Credit Facility

Notes to Consolidated Financial Statements
requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2022, this fee was 0.50% per year.
In August 2020, the Partnership entered into a First Amendment to the DKL Credit Facility which, among other things, permitted the transfer of cash and equity consideration for the elimination of incentive distribution rights held by Delek Logistics GP, LLC, our general partner. It also modified the total leverage ratio and the senior leverage ratio (each as defined in the DKL Credit Facility) calculations to reduce the total funded debt (as defined in the DKL Credit Facility) component thereof by the total amount of unrestricted consolidated cash and cash equivalents on the balance sheet of the Partnership and its subsidiaries up to $300.0 million.
In May 2022, the Partnership entered into Second and Third Amendments to the DKL Credit Facility which, among other things, provided for the transition from a LIBOR benchmark to a term Secured Overnight Financing Rate benchmark (“Term SOFR”) with credit spread adjustments for 1-month and 3-month Term SOFR loans, and provided consent and flexibility related to the previously announced 3 Bear Acquisition with respect to certain covenants in the DKL Credit Facility. We believe we were in compliance with all covenant requirements as of December 31, 2022.
Further, on May 26, 2022, the Partnership entered into a Fourth Amendment (the “Fourth Amendment”) to the DKL Credit Facility. Among other things, the Fourth Amendment: (i) increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $150.0 million, for an aggregate amount of $1,000.0 million, (ii) increased the U.S. L/C Sublimit (as defined in the DKL Credit Facility) to an aggregate amount equal to $90.0 million and (iii) increased the U.S. Swing Line Sublimit (as defined in the DKL Credit Facility) to an aggregate amount equal to $18.0 million.
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
•permit, as of the last day of each fiscal quarter, the Senior Leverage Ratio (as defined in the DKL Credit Facility) to be greater than 3.75 to 1.00; and
•permit, as of the last day of each fiscal quarter, the interest coverage ratio to be equal to or less than 2.00 to 1.00.
The obligations under the 2022 DKL Credit Facility remain secured by a first priority lien on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets.
As of December 31, 2022 and 2021, we had outstanding borrowings under the DKL Revolving Facility of $720.5 million and $258.0 million with weighted average borrowing rates of 7.55% and 2.46%, respectively. As of December 31, 2022 there were no letters of credit in place. Unused credit commitments under the DKL Credit Facility as of December 31, 2022 were $179.5 million.
At December 31, 2022, the weighted average borrowing rate under the DKL Term Loan Facility was approximately 7.92%, comprised entirely of SOFR borrowings. The principal amount outstanding thereunder was $300.0 million, and the effective interest rate was 8.22%.

Notes to Consolidated Financial Statements
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
As of December 31, 2022, we had $250.0 million in outstanding principal amount of the 2025 Notes. As of December 31, 2022, the effective interest rate related to the 2025 Notes was approximately 7.21%. The estimated fair value of the 2025 Notes was $243.4 million and $253.8 million as of December 31, 2022 and December 31, 2021, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
Principal maturities of the Partnership's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2022 (in thousands):

Year Ended December 31,	Total
2023	$15,000
2024	285,000
2025	250,000
2026	—
2027	720,500
Thereafter	400,000
Total	$1,670,500

12. Equity
We had 9,257,305 common limited partner units held by the public outstanding as of December 31, 2022. Additionally, as of December 31, 2022, Delek Holdings owned an 78.8% limited partner interest in us, consisting of 34,311,278 common limited partner units.
On November 14, 2022, we entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (the “Manager”) under which we may issue and sell, from time to time, to or through the Manager, as sales agent and/or principal, as applicable, common units representing limited partner interests, having an aggregate offering price of up to $100.0 million. The Equity Distribution Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. The net proceeds from any sales under this agreement will be used for general partnership purposes. For the year ended December 31, 2022, we sold 59,192 common units under the Equity Distribution Agreement for net proceeds of $3.1 million. Underwriting discounts were immaterial.
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

Notes to Consolidated Financial Statements
management and board of directors, at fair market value. Delek Holdings now owns 100% of the outstanding ownership interest in our general partner. As part of this transaction, we expensed approximately $1.1 million of transaction costs.
In August 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, which subsequently became effective, for the proposed re-sale or other disposition from time to time by Delek Holdings of up to 14.0 million of our common limited partner units. As of December 31, 2022, we did not sell any securities under this shelf registration statement and we will not receive any proceeds from the sale of securities by Delek Holdings.
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2020 through December 31, 2022.

	Common - Public	Common - Delek Holdings	General Partner	Total
Balance at December 31, 2019	9,131,579	15,294,046	498,482	24,924,107
General partner units issued to maintain 2% interest	—	—	102,196	102,196
Unit-based compensation awards (1)	17,711	—	—	17,711
Midland Gathering Assets Acquisition equity issuance	—	5,000,000	—	5,000,000
Delek Holdings unit purchases from public	(451,822)	451,822	—	—
General Partner units converted to non-economic general partner interest	—	—	(600,678)	(600,678)
Common limited partner units issued in IDR Restructuring Transaction	—	14,000,000	—	14,000,000
Balance at December 31, 2020	8,697,468	34,745,868	—	43,443,336
Delek Holdings resale of units	49,068	(49,068)	—	—
Unit-based compensation awards (1)	27,517	—	—	27,517
Balance at December 31, 2021	8,774,053	34,696,800	—	43,470,853
Delek Holdings resale of units	385,522	(385,522)	—	—
Unit-based compensation awards (1)	38,538	—	—	38,538
Issuance of units pursuant to the Equity Distribution Agreement	59,192	—	—	59,192
Balance at December 31, 2022	9,257,305	34,311,278	—	43,568,583
(1) Unit-based compensation awards are presented net of 12,224, 5,315 and 926 units withheld for taxes as of December 31, 2022, 2021 and 2020, respectively.

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

	Year Ended December 31,
	2022	2021	2020
Net income attributable to partners	$159,052	$164,822	$159,256
Less: General partner's IDRs	—	—	(17,632)
Net income available to partners	$159,052	$164,822	$141,624
General partner's ownership interest	—%	—%	2.0%
General partner's allocated interest in net income	—	—	1,092
General partner's IDRs	—	—	17,632
Total general partner's interest in net income	$—	$—	$18,724

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
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders and general partner will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end. The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
December 31, 2020	$0.910	$39,533	February 9, 2021	February 2, 2021
March 31, 2021	$0.920	$39,968	May 14, 2021	May 10, 2021
June 30, 2021	$0.940	$40,846	August 11, 2021	August 5, 2021
September 30, 2021	$0.950	$41,286	November 10, 2021	November 5, 2021
December 31, 2021	$0.975	$42,384	February 8, 2022	February 1, 2022
March 31, 2022	$0.980	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$42,832	August 11, 2022	August 4, 2022
September 30, 2022	$0.990	$43,057	November 10, 2022	November 4, 2022
December 31, 2022	$1.020	$44,440	February 9, 2023	February 2, 2023

The allocations of total quarterly cash distributions made to general and limited partners for the years ended December 31, 2022, 2021 and 2020 are set forth in the table below. Distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below presents total cash distributions applicable to the period in which the distributions are earned (in thousands, except per unit amounts):

	Year Ended December 31,
	2022	2021	2020
General partner's distributions:
General partner's distributions	$—	$—	$986
General partner's IDRs	—	—	17,632
Total general partner's distributions	—	—	18,618

Limited partners' distributions:
Common limited partners' distributions	172,933	164,484	127,070
Total cash distributions	$172,933	$164,484	$145,688
Cash distributions per limited partner unit	$3.975	$3.785	$3.605

Notes to Consolidated Financial Statements
13. Equity-Based Compensation
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of our initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income and is immaterial for the years ended December 31, 2022, 2021 and 2020. See Note 2 for additional information on terms and measurement considerations.
On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

14. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas with prior capacity of 150,000 bpd and increased capacity of 235,000 bpd after completion of an expansion project in October 2020 . During the years ended December 31, 2021 and 2020, we made capital contributions to Red River of $1.4 million and $12.2 million, respectively. We made no capital contributions during the year ended December 31, 2022
Summarized financial information for Red River on a 100% basis is shown below (in thousands):

	As of December 31, 2022	As of December 31, 2021
Current Assets	$33,365	$28,735
Non-current Assets	$394,267	$403,692
Current liabilities	$5,144	$10,040

	Years Ended December 31,
	2022	2021	2020
Revenues	$95,525	$68,057	$51,001
Gross profit	$62,726	$41,121	$31,103
Operating income	$61,975	$40,436	$30,382
Net income	$62,113	$40,390	$30,404

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
Combined summarized financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	As of December 31, 2022	As of December 31, 2021
Current assets	$18,888	$15,010
Non-current assets	$231,898	$242,599
Current liabilities	$1,973	$1,492

	Years Ended December 31,
	2022	2021	2020
Revenues	$45,109	$46,335	$55,482
Gross profit	$25,849	$26,688	$36,904
Operating income	$23,121	$24,587	$34,951
Net Income	$23,198	$24,589	$34,977

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

Notes to Consolidated Financial Statements

	As of December 31, 2022	As of December 31, 2021
Red River	$149,635	$144,041
CP LLC	64,056	61,670
Andeavor Logistics	43,331	44,319
Total Equity Method Investments	$257,022	$250,030

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

15. Segment Data
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other segment.
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change primarily represents reporting the operating results of our pipeline operations and legacy gathering assets and the operating results of the 3 Bear assets within a new reportable segment called gathering and processing. Prior to this change, the pipeline operations and legacy gathering assets were reported as part of pipelines and transportation segment. The former pipelines and transportation reportable segment was renamed to storage and transportation. Additionally, we are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. Corporate and other primarily includes general and administrative expenses, interest expense and depreciation and amortization. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes.
Our operating segments adhere to the accounting policies used for our consolidated financial statements. Our operating segments are managed separately because each segment requires different industry knowledge, technology and marketing strategies. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation.
Through September 30, 2022, the CODM believed that contribution margin was a meaningful measure of performance, and it was used by the CODM to analyze the Partnership and stand-alone operating segment performance. During the fourth quarter 2022, the CODM determined that EBITDA is the key performance measure for planning and forecasting purposes and discontinued the use of contribution margin as a measure of performance. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
Assets by segment is not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.

Notes to Consolidated Financial Statements
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Year Ended December 31, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$185,845	$173,084	$120,482	$—	$—	$479,411
Third party	119,582	415,800	21,614	—	—	556,996
Total revenue	$305,427	$588,884	$142,096	$—	$—	$1,036,407

Segment EBITDA	$175,250	$83,098	$56,269	$31,683	$(34,363)	$311,937
Depreciation and amortization	47,206	6,308	8,591		883	62,988
Amortization of customer contract intangible	—	7,211	—	—	—	7,211
Interest expense, net	—	—	—	—	82,304	82,304
Income tax expense						382
Net income						$159,052

Capital spending (2) (3)	$122,594	$1,548	$6,528	$—	$—	$130,670

	Year Ended December 31, 2021
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$157,182	$147,793	$113,851	$—	$—	$418,826
Third party	4,670	265,464	11,942	—	—	282,076
Total revenue	$161,852	$413,257	$125,793	$—	$—	$700,902

Segment EBITDA	$126,818	$79,597	$56,929	$24,575	$(22,742)	$265,177
Depreciation and amortization	22,394	5,547	8,588	—	6,241	42,770
Amortization of customer contract intangible	—	7,211	—	—	—	7,211
Interest expense, net	—	—	—	—	50,221	50,221
Income tax expense						153
Net income						$164,822

Capital spending (2) (3)	$22,262	$3,622	$1,567	$—	$—	$27,451

Notes to Consolidated Financial Statements

	Year ended December 31, 2020
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$139,253	$149,735	$93,678	$—	$—	$382,666
Third party	1,035	163,156	16,561	—	—	180,752
Total revenue	$140,288	$312,891	$110,239	$—	$—	$563,418

Segment EBITDA	$108,752	$79,602	$51,704	$22,693	$(17,456)	$245,295
Depreciation and amortization	18,415	5,520	9,205	—	2,591	35,731
Amortization of customer contract intangible	—	7,211	—	—	—	7,211
Interest expense, net	—	—	—	—	42,874	42,874
Income tax expense						223
Net income						$159,256

Capital spending (2) (3)	$5,384	$5,962	$4,087	$—	$16	$15,449
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the Marketing Contract Intangible Acquisition. See Note 3 for additional information.
(2) Capital spending for the year ended December 31, 2020, excludes transaction costs capitalized in the amount of $0.3 million that relate to the Trucking Assets Acquisition and $0.7 million that relate to the Midland Gathering Assets Acquisition.
(3) Capital spending for the years ended December 31, 2021 and 2020 excludes contributions to equity method investments amounting to $1.4 million and $12.2 million, respectively. There were no contributions made during the year ended December 31, 2022.

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
As of December 31, 2022 and 2021, the total non-current deferred tax liability was $1.0 million and $1.0 million, respectively. These amounts are included in other non-current liabilities in our accompanying consolidated balance sheets. The majority component of our non-current deferred tax liabilities as of December 31, 2022 and 2021 was depreciation and amortization.

Notes to Consolidated Financial Statements
The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income before income taxes is attributable to the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
State income taxes	$382	$153	$223
Income tax expense	$382	$153	$223

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current	$377	$(200)	$(178)
Deferred	5	353	401
Total	$382	$153	$223

Delek Holdings files a consolidated Texas gross margin tax return, and tax payments for the Partnership are paid by Delek Holdings. Therefore, a portion of the current tax payable is included in accounts receivable/payable from related parties. As of both December 31, 2022 and 2021, income taxes payable were immaterial and were included in accounts receivable/payable from related parties in the accompanying consolidated balance sheets. Taxes that are determined on a consolidated basis apply the “benefits for loss” allocation method; thus, tax attributes are realized when used in the combined tax return to the extent that they have been subject to a valuation allowance. We are no longer subject to audit through 2017.
We recognize accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. There were no uncertain tax positions recorded as of December 31, 2022 or 2021, and there were no interest or penalties recognized related to uncertain tax positions for the years ended December 31, 2022, 2021 or 2020. We have examined uncertain tax positions for any material changes in the next 12 months and none are expected.

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

Notes to Consolidated Financial Statements
comply with applicable laws and regulations and to resolve claims by governmental agencies or other persons for personal injury, property damage, response costs, or natural resources damages.
Crude Oil and Other Releases
During the year ended December 31, 2022, there were no significant releases.
In August 2021, a release of finished product from our Greenville pipeline occurred near Dixon, Texas (the "Greenville Dixon Release"). Cleanup operations, site maintenance and remediation on this release are currently on-going where such costs incurred as of December 31, 2022 totaled $4.7 million. The affected area is currently being treated to bring it to acceptable residential levels protective of groundwater. We believe additional costs associated with this release will be nominal.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations, site maintenance and remediation on this release have been completed with closure granted and ground water monitoring wells removed. We filed suit in January 2020 against a third-party contractor, seeking damages related to this release; two related actions were filed in November and December 2020 by and against the contractor's insurance company seeking judgments related to insurance coverage. Those matters were settled during the third quarter of 2022, for an amount of $3.7 million paid to the Partnership. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2022 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of December 31, 2022, we have accrued $0.3 million for remediation and other such matters related to these releases.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income and comprehensive income. The majority of our releases have been subsequently reimbursed by Delek Holdings pursuant to the terms of the Omnibus Agreement, with the exception of the Greenville Dixon Release noted above as it is not covered under the Omnibus Agreement. Reimbursements are recorded as a reduction to operating expense. We do not believe the total costs associated with these events, whether alone or in the aggregate, including any fines or penalties and net of available insurance, indemnification or reimbursement, will have a material adverse effect upon our business, financial condition or results of operations.
During the year ended December 31, 2022, we recorded $1.7 million of crude oil and other releases remediation expenses, net of reimbursable expenses. During the year ended December 31, 2021 crude oil and other releases remediation expenses, net of reimbursable costs, were immaterial.

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

Notes to Consolidated Financial Statements
The following table presents additional information related to our operating leases in accordance ASC 842:

	Years Ended December 31,
(in thousands)	2022	2021
Lease Cost (1)
Operating lease cost	$12,054	$12,586
Short-term lease cost	2,541	1,609
Variable lease costs	4,803	600
Total lease cost	$19,398	$14,795

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,054)	$(12,586)
Leased assets obtained in exchange for new operating lease liabilities	$12,682	$6,386
Leased assets obtained in exchange for new financing lease liabilities	$35	$3,071

	Years Ended December 31,
	2022	2021

Weighted-average remaining lease term (years) for operating leases	3.3	3.3
Weighted-average discount rate (2) operating leases	6.6%	5.8%
Weighted-average remaining lease term (years) for finance lease	1.1	2.1
Weighted-average discount rate (2) finance lease	1.9%	1.8%
(1) Includes an immaterial amount of financing lease.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancellable terms in excess of one year as of December 31, 2022 (in thousands) under ASC 842:

2023	$9,058
2024	6,673
2025	3,527
2026	1,357
2027	807
Thereafter	1,235
Total lease payments	$22,657
Less: Interest	2,523
Present value of lease liabilities	$20,134

The following is an estimate of the maturity of our lease liabilities for financing leases having remaining noncancellable terms in excess of one year as of December 31, 2022 (in thousands) under ASC 842:

2023	$2,807
2024	320
2025	24
2026	—
2027	—
Thereafter	—
Total lease payment	$3,151
Less: Interest	84
Present values of lease liabilities	$3,067

19. Subsequent Events
Distribution Declaration
On January 23, 2023, our general partner's board of directors declared a quarterly cash distribution of $1.02 per unit, paid on February 9, 2023, to unitholders of record on February 2, 2023.

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

    By: /s/ Reuven Spiegel
     Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer

Dated: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023:

/s/ Avigal Soreq
Avigal Soreq
President
(Principal Executive Officer)

/s/ Reuven Spiegel
Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wright
Robert Wright
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Executive Chairman of the Board of Directors

/s/ Sherri A. Brillon
Sherri A. Brillon
Director

F-95

/s/ Charles J. Brown, III
Charles J. Brown, III
Director

/s/ Eric D. Gadd
Eric D. Gadd
Director

/s/ Frederec Charles Green
Frederec Charles Green
Director

/s/ Ron W. Haddock
Ron W. Haddock
Director

/s/ Gennifer F. Kelly
Gennifer F. Kelly
Director

F-96