Form 10-Q
period 2023-03-31
Delek Logistics Partners, LP
filed 2023-05-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	3/31/2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-35721
DELEK LOGISTICS PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware			45-5379027
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

310 Seven Springs Way, Suite 500	Brentwood	Tennessee	37027
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 2, 2023, there were 43,575,120 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			40	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		40	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partner's Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		40	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	40	Item 6. Exhibits
		7	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions	41	Signatures
		11	Note 4 - Revenues
		12	Note 5 - Net Income Per Unit
		13	Note 6 - Long-Term Obligations
		14	Note 7 - Equity
		14	Note 8 - Equity Method Investments
		15	Note 9 - Segments
		17	Note 10 - Commitments and Contingencies
		18	Note 11 - Leases
		18	Note 12 - Subsequent Events

19	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	28	Summary of Financial and Other Information
	29	Results of Operations
	36	Liquidity and Capital Resources

39	Item 3. Quantitative and Qualitative Disclosures about Market Risk

39	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,964	$7,970
Accounts receivable	60,536	53,314
Inventory	2,656	1,483
Other current assets	2,772	2,463
Total current assets	76,928	65,230
Property, plant and equipment:
Property, plant and equipment	1,273,942	1,240,684
Less: accumulated depreciation	(332,814)	(316,680)
Property, plant and equipment, net	941,128	924,004
Equity method investments	243,273	257,022
Customer relationship intangible, net	194,914	199,440
Marketing contract intangible, net	107,563	109,366
Rights-of-way, net	56,397	55,990
Goodwill	27,051	27,051
Operating lease right-of-use assets	24,882	24,788
Other non-current assets	19,481	16,408
Total assets	$1,691,617	$1,679,299
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$23,097	$57,403
Accounts payable to related parties	4,477	6,055
Current portion of long-term debt	15,000	15,000
Interest payable	16,552	5,308
Excise and other taxes payable	4,349	8,230
Current portion of operating lease liabilities	8,132	8,020
Accrued expenses and other current liabilities	6,367	6,202
Total current liabilities	77,974	106,218
Non-current liabilities:
Long-term debt, net of current portion	1,693,200	1,646,567
Operating lease liabilities, net of current portion	12,175	12,114
Asset retirement obligations	9,509	9,333
Other non-current liabilities	16,181	15,767
Total non-current liabilities	1,731,065	1,683,781
Equity (Deficit):
Common unitholders - public; 9,263,842 units issued and outstanding at March 31, 2023 (9,257,305 at December 31, 2022)	170,522	172,119
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at March 31, 2023 (34,311,278 at December 31, 2022)	(287,944)	(282,819)
Total deficit	(117,422)	(110,700)
Total liabilities and deficit	$1,691,617	$1,679,299

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2023	2022
Net revenues
Affiliate (1)	$124,999	$123,754
Third Party	118,526	82,827
Net revenues	243,525	206,581
Cost of sales:
Cost of materials and other - affiliate (1)	91,071	105,885
Cost of materials and other - third party	35,025	20,309
Operating expenses (excluding depreciation and amortization presented below)	24,215	17,543
Depreciation and amortization	19,764	9,861
Total cost of sales	170,075	153,598
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	525	564
General and administrative expenses	7,510	5,095
Depreciation and amortization	1,341	474
Loss on disposal of assets	142	12
Total operating costs and expenses	179,593	159,743
Operating income	63,932	46,838
Interest expense, net	32,581	14,250
Income from equity method investments	(6,316)	(7,026)
Other income, net	(2)	(1)
Total non-operating expenses, net	26,263	7,223
Income before income tax expense	37,669	39,615
Income tax expense	302	101
Net income attributable to partners	$37,367	$39,514
Comprehensive income attributable to partners	$37,367	$39,514

Net income per limited partner unit:
Basic	$0.86	$0.91
Diluted	$0.86	$0.91

Weighted average limited partner units outstanding:
Basic	43,569,963	43,471,536
Diluted	43,585,297	43,481,572

Cash distributions per common limited partner unit	$1.025	$0.980
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2022	$172,119	$(282,819)	$(110,700)
Cash distributions	(9,442)	(34,998)	(44,440)
Net income attributable to partners	7,940	29,427	37,367
Other	(95)	446	351
Balance as of March 31, 2023	$170,522	$(287,944)	$(117,422)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2021	$166,067	$(270,059)	$(103,992)
Cash distributions	(8,570)	(33,830)	(42,400)
Net income attributable to partners	8,328	31,186	39,514
Delek Holdings unit sale to public	5,110	(5,110)	—
Other	(239)	595	356
Balance as of March 31, 2022	$170,696	$(277,218)	$(106,522)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$37,367	$39,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,105	10,335
Non-cash lease expense	2,200	1,798
Amortization of customer contract intangible assets	1,803	1,803
Amortization of deferred revenue	(444)	(444)
Amortization of deferred financing costs and debt discount	1,127	847
Income from equity method investments	(6,316)	(7,026)
Dividends from equity method investments	9,238	6,613
Other non-cash adjustments	780	492
Changes in assets and liabilities:
Accounts receivable	2,165	(4,966)
Inventories and other current assets	(1,482)	112
Accounts payable and other current liabilities	(36,430)	14,157
Accounts receivable/payable to related parties	(1,578)	(14,141)
Non-current assets and liabilities, net	(345)	(1,174)
Net cash provided by operating activities	29,190	47,920
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,837)	(10,613)
Proceeds from sales of property, plant and equipment	—	12
Purchases of intangible assets	(582)	(2,425)
Distributions from equity method investments	1,440	550
Net cash used in investing activities	(26,979)	(12,476)
Cash flows from financing activities:
Distributions to common unitholders - public	(9,442)	(8,570)
Distributions to common unitholders - Delek Holdings	(34,998)	(33,830)
Proceeds from revolving facility	143,500	113,600
Payments on revolving facility	(93,400)	(107,500)
Payments on term loan debt	(3,750)	—
Deferred financing costs paid	(400)	—
Payments on financing lease liabilities	(727)	(710)
Net cash provided by (used in) financing activities	783	(37,010)
Net increase (decrease) in cash and cash equivalents	2,994	(1,566)
Cash and cash equivalents at the beginning of the period	7,970	4,292
Cash and cash equivalents at the end of the period	10,964	2,726

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,210	$2,110
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures and other	$8,258	$(1,527)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$3,456	$—

See accompanying notes to the condensed consolidated financial statements

6 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Delek Logistics Partners, LP
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole.
The Partnership is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). On April 8, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement (the “3 Bear Purchase Agreement”) with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering"), related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Acquisition”). The Delaware Gathering Acquisition was completed on June 1, 2022 (the "Acquisition Date").
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 1, 2023 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
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

2. Acquisitions
Delaware Gathering (formerly 3 Bear)
We completed the Delaware Gathering Acquisition on June 1, 2022, in which we acquired crude oil and natural gas gathering, processing, and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. The purchase price for the Delaware Gathering Acquisition was $628.3 million. The Delaware Gathering Acquisition was financed through a combination of cash on hand and borrowings under the DKL Credit Facility.
For the three months ended March 31, 2023 and 2022, we incurred no incremental direct acquisition and integration costs.
Our consolidated financial and operating results reflect the Delaware Gathering Acquisition operations beginning June 1, 2022. Our results of operations included revenue and net income of $44.3 million and $11.5 million, respectively, for the three months ended March 31, 2023.
The Delaware Gathering Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Purchase Price Allocation
The following table summarizes the fair values of assets acquired and liabilities assumed in the Delaware Gathering Acquisition as of June 1, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$2,678
Accounts receivables, net	28,859
Inventories	1,836
Other current assets	986
Property, plant and equipment	382,799
Operating lease right-of-use assets	7,427
Goodwill	14,848
Customer relationship intangible, net	210,000
Rights-of-way	13,490
Other non-current assets	500
Total assets acquired	663,423

Liabilities assumed:
Accounts payable	8,020
Accrued expenses and other current liabilities	22,382
Current portion of operating lease liabilities	1,029
Asset retirement obligations	2,261
Operating lease liabilities, net of current portion	1,431
Total liabilities assumed	35,123
Fair value of net assets acquired	$628,300

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available, the final working capital adjustment is complete, and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of March 31, 2023. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The goodwill recognized in the Delaware Gathering Acquisition is primarily attributable to enhancing our third party revenues, further diversification of our customer and product mix, expanding our footprint into the Delaware basin and bolstering our Environmental, Social and Governance ("ESG") optionality through furthering carbon capture opportunities and greenhouse gas reduction projects currently underway. This goodwill is deductible for income tax purposes. Goodwill related to the Delaware Gathering Acquisition is included in the Gathering and Processing segment.
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Partnership assuming the Delaware Gathering Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the Delaware Gathering Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense and amortization of deferred financing costs associated with revolving credit facility borrowings incurred in connection with the Delaware Gathering Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair value of the acquired customer relationship intangibles, (iv) accounting policy alignment and (v) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the Delaware Gathering Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Delaware Gathering Acquisition been effective as of the date presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

Three Months Ended March 31,
(in thousands, except per unit data)	2022
Net sales	$256,940
Net income attributable to partners	$29,881
Net income per limited partner unit:
Basic income per unit	$0.69
Diluted income per unit	$0.69

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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There was no reimbursement by Delek Holdings during the three months ended March 31, 2023. We were reimbursed a nominal amount by Delek Holdings during the three months ended March 31, 2022. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2023 and December 31, 2022, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expenses. There were no reimbursements for these matters in each of the three month periods ended March 31, 2023 and 2022.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2023. Total fees paid to the Partnership were $0.4 million for both the three months ended March 31, 2023 and 2022, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
A summary of revenue, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$124,999	$123,754
Purchases	$91,071	$105,885
Operating and maintenance expenses	$8,823	$11,476
General and administrative expenses	$12,215	$3,068

Quarterly Cash Distributions
In February 2023, we paid quarterly cash distributions of $44.4 million, of which $35.0 million were paid to Delek Holdings. In February 2022, we paid quarterly cash distributions of $42.4 million, of which $33.8 million were paid to Delek Holdings. On April 28, 2023, the board of directors of our general partner declared a quarterly cash distribution totaling $44.7 million, based on the available cash as of the date of determination, for the end of the first quarter of 2023, payable on May 15, 2023, of which $35.2 million is expected to be paid to Delek Holdings.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $941.1 million net property, plant, and equipment balance as of March 31, 2023, $338.2 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leased assets, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$13,179	$—	$297	$13,476
Service Revenue - Affiliate (1)	4,301	9,271	20,609	34,181
Product Revenue - Third Party	26,492	78,558	—	105,050
Product Revenue - Affiliate	4,670	979	—	5,649
Lease Revenue - Affiliate	43,790	23,501	17,878	85,169
Total Revenue	$92,432	$112,309	$38,784	$243,525

	Three Months Ended March 31, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$1,710	$—	$3,072	$4,782
Service Revenue - Affiliate (1)	4,004	8,545	—	12,549
Product Revenue - Third Party	—	78,045	—	78,045
Product Revenue - Affiliate	—	31,746	—	31,746
Lease Revenue - Affiliate	36,330	12,440	30,689	79,459
Total Revenue	$42,044	$130,776	$33,761	$206,581
(1) Net of $1.8 million of amortization expense for both the three months ended March 31, 2023 and March 31, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of March 31, 2023, we expect to recognize approximately $1.2 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Our unfulfilled performance obligations as of March 31, 2023 were as follows (in thousands):

Remainder of 2023	$218,135
2024	210,897
2025	185,592
2026	177,917
2027 and thereafter	430,886
Total expected revenue on remaining performance obligations	$1,223,427

5. Net Income per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of March 31, 2023, the only potentially dilutive units outstanding consist of unvested phantom units.
Our distributions earned with respect to a given period are declared subsequent to quarter end. Therefore, the table below represents total cash distributions applicable to the period in which the distributions are earned. The expected date of distribution for the distributions earned during the period ended March 31, 2023 is May 15, 2023.
Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. The calculation of net income per unit is as follows (dollars in thousands, except units and per unit amounts):

	Three Months Ended March 31,
	2023	2022
Net income attributable to partners	$37,367	$39,514
Less: Limited partners' distribution	44,664	42,604
Earnings in deficit of distributions	$(7,297)	$(3,090)

Limited partners' earnings on common units:
Distributions	$44,664	$42,604
Allocation of earnings in deficit of distributions	(7,297)	(3,090)
Total limited partners' earnings on common units	$37,367	$39,514

Weighted average limited partner units outstanding:
Basic	43,569,963	43,471,536
Diluted	43,585,297	43,481,572

Net income per limited partner unit:
Basic	$0.86	$0.91
Diluted (1)	$0.86	$0.91
(1) Outstanding common units totaling 22,632 were excluded from the diluted earnings per unit calculation for the three months ended March 31, 2023. There were no outstanding common units excluded from the diluted earnings per unit calculation for the three months ended March 31, 2022.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	March 31, 2023	December 31, 2022
DKL Revolving Facility	770,600	720,500
DKL Term Facility	296,250	300,000
2028 Notes	$400,000	$400,000
2025 Notes	250,000	250,000
Principal amount of long-term debt	1,716,850	1,670,500
Less: Unamortized discount and deferred financing costs	$8,650	8,933
Total debt, net of unamortized discount and deferred financing costs	$1,708,200	1,661,567
Less: Current portion of long-term debt and notes payable	$15,000	15,000
Long-term debt, net of current portion	$1,693,200	$1,646,567

DKL Credit Facility
The DKL Term Facility principal $300.0 million was drawn on October 13, 2022. This senior secured facility requires four quarterly amortization payments of $3.8 million in 2023 and three quarterly amortization payments of $7.5 million in 2024 with final maturity and principal due on October 13, 2024. At the Partnership's option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin is 2.50% for the first year of the DKL Term Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At March 31, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.41% and 7.92%, respectively. The effective interest rate was 8.83% as of March 31, 2023.
The DKL Revolving Facility has a total capacity of $900.0 million, including up to $115.0 million for letters of credit and $25.0 million in swing line loans. This facility has a maturity date of October 13, 2027 and requires a quarterly unused commitment fee based on average commitment usage, currently at 0.50% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% or 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. As of March 31, 2023 and December 31, 2022, the weighted average interest rate was 7.57% and 7.55%, respectively. There were no letters of credit outstanding as of March 31, 2023 or December 31, 2022.
The obligations under the 2022 DKL Credit Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying values of outstanding borrowings under the 2022 DKL Credit Facility as of March 31, 2023 and December 31, 2022 approximate their fair values.
Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of March 31, 2023, we were in compliance with covenants on all of our debt instruments.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of March 31, 2023, the effective interest rate was 7.40%. The estimated fair value of the 2028 Notes was $365.4 million and $359.7 million as of March 31, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of March 31, 2023, the effective interest rate was 7.19%. The estimated fair value of the 2025 Notes was $244.7 million and $243.4 million as of March 31, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Equity
We had 9,263,842 common limited partner units held by the public outstanding as of March 31, 2023. Additionally, as of March 31, 2023, Delek Holdings owned a 78.7% limited partner interest in us, consisting of 34,311,278 common limited partner units.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2022 through March 31, 2023.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2022	9,257,305	34,311,278	43,568,583
Unit-based compensation awards (1)	6,537	—	6,537
Balance at March 31, 2023	9,263,842	34,311,278	43,575,120
(1) Unit-based compensation awards are presented net of 2,196 units withheld for taxes as of March 31, 2023.

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

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2022	$0.980	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$42,832	August 11, 2022	August 4, 2022
September 30, 2022	$0.990	$43,057	November 10, 2022	November 4, 2022
December 31, 2022	$1.020	$44,440	February 9, 2023	February 2, 2023
March 31, 2023	$1.025	$44,664	May 15, 2023 (1)	May 8, 2023
(1) Expected date of distribution.

8. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas with capacity of 235,000 bpd.
Summarized financial information for Red River on a 100% basis is shown below (in thousands):

	As of March 31, 2023	As of December 31, 2022
Current Assets	$28,249	$33,365
Non-current Assets	$392,238	$394,267
Current liabilities	$4,932	$5,144

	Three Months Ended March 31,
	2023	2022
Revenues	$18,952	$22,686
Gross profit	$11,487	$15,601
Operating income	$11,294	$15,419
Net income	$11,473	$15,396

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Combined summarized financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	As of March 31, 2023	As of December 31, 2022
Current assets	$18,049	$18,888
Non-current assets	$228,008	$231,898
Current liabilities	$1,740	$1,973

	Three Months Ended March 31,
	2023	2022
Revenues	$12,146	$8,895
Gross profit	$7,820	$4,238
Operating income	$6,646	$3,568
Net Income	$6,746	$3,569

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of March 31, 2023	As of December 31, 2022
Red River	$141,557	$149,635
CP LLC	60,332	64,056
Andeavor Logistics	41,384	43,331
Total Equity Method Investments	$243,273	$257,022

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

9. Segment Data
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other segment.
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change primarily represents reporting the operating results of our pipeline operations and legacy gathering assets and the operating results of the Delaware Gathering operations within a new reportable segment called gathering and processing. Prior to this change, the pipeline operations and legacy gathering assets were reported as part of pipelines and transportation segment. The former pipelines and transportation reportable segment was renamed to storage and transportation. We are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. Corporate and Other primarily includes general and administrative expenses, interest expense and depreciation and amortization. Additionally, the CODM determined that EBITDA is the key performance measure for planning and forecasting purposes and discontinued the use of contribution margin as a measure of performance. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment EBITDA should not be considered a substitute for results prepared in accordance with GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
The disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The CODM evaluates performance based upon EBITDA. We define EBITDA for any period as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of customer contract intangible assets, which is included as a component of net revenues in our accompanying condensed consolidated statements of income. Segment EBITDA should not be considered a substitute for results prepared in accordance with GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
Assets by segment is not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$52,761	$33,751	$38,487	$—	$—	$124,999
Third party	39,671	78,558	297	—	—	118,526
Total revenue	$92,432	$112,309	$38,784	$—	$—	$243,525

Segment EBITDA	$55,445	$21,954	$13,422	$6,316	$(3,979)	$93,158
Depreciation and amortization	16,447	1,689	2,102	—	867	21,105
Amortization of customer contract intangible	—	1,803	—	—	—	1,803
Interest expense, net	—	—	—	—	32,581	32,581
Income tax expense						302
Net income						$37,367

Capital spending	$32,789	$3,116	$196	$—	$—	$36,101

	Three Months Ended March 31, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$40,334	$52,731	$30,689	$—	$—	$123,754
Third party	1,710	78,045	3,072	—	—	82,827
Total revenue	$42,044	$130,776	$33,761	$—	$—	$206,581

Segment EBITDA	$32,081	$20,734	$11,108	$7,026	$(4,946)	$66,003
Depreciation and amortization	5,841	1,378	2,096	—	1,020	10,335
Amortization of customer contract intangible	—	1,803	—	—	—	1,803
Interest expense, net	—	—	—	—	14,250	14,250
Income tax expense						101
Net income						$39,514

Capital spending	$8,855	$231	$—	$—	$—	$9,086
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
Crude Oil and Other Releases
During the three months ended March 31, 2023, there were no significant releases.
In August 2021, a release of finished product from our Greenville pipeline occurred near Dixon, Texas (the "Greenville Dixon Release"). Cleanup operations, site maintenance and remediation of this release have been substantially completed, where such costs incurred as of March 31, 2023 totaled $4.7 million. We believe any additional costs associated with this release will be immaterial.
For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2023 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Regulatory authorities could require additional remediation based on the results of our remediation efforts. We may incur additional expenses as a result of further scrutiny by regulatory authorities and continued compliance with laws and regulations to which our assets are subject. As of March 31, 2023, we have accrued $0.3 million for remediation and other such matters related to these releases.
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
During the three months ended March 31, 2023, we recorded a nominal amount of crude oil and other releases remediation expenses, net of reimbursable expenses. During the three months ended March 31, 2022 there were no crude oil and other releases remediation expenses, net of reimbursable expenses.

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
11. Leases
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
The following table presents additional information related to our operating leases in accordance ASC 842:

	Three Months Ended March 31,
(in thousands)	2023	2022
Lease Cost (1)
Operating lease cost	$3,232	$2,641
Short-term lease cost	363	319
Variable lease costs	695	936
Total lease cost	$4,290	$3,896

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,232)	$(2,641)
Leased assets obtained in exchange for new operating lease liabilities	$2,294	$—
Leased assets obtained in exchange for new financing lease liabilities	$1,162	$—

	As of March 31,
	2023	2022

Weighted-average remaining lease term (years) for operating leases	3.5	3.2
Weighted-average discount rate (2) operating leases	6.9%	5.8%
Weighted-average remaining lease term (years) for finance lease	2.4	1.9
Weighted-average discount rate (2) finance lease	4.3%	1.9%
(1) Includes an immaterial amount of financing lease.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

12. Subsequent Events
Distribution Declaration
On April 28, 2023, our general partner's board of directors declared a quarterly cash distribution of $1.025 per unit, payable on May 15, 2023, to unitholders of record on May 8, 2023.

18 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (''SEC'') on March 1, 2023 (the ''Annual Report on Form 10-K''). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, "OPEC+") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

19 |

Management's Discussion and Analysis
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
Many of the foregoing risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment. In light of these risks, uncertainties and assumptions, our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements, and you should not place undue reliance upon them. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition.
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

20 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets as well as crude oil and natural gas gathering and water processing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties. In June 2022, we acquired 100% of the interest in 3 Bear Delaware Holding – NM, LLC ("3 Bear") (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering"), which expands our third-party revenue and includes crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Business"). As we continue the process of integrating these operations into our existing businesses and assessing the long-term impact to our business, management (including the designated Chief Operating Decision Maker or “CODM”) has changed the way that the business is managed and reviewed, including from a financial reporting perspective. As a result, effective in the fourth quarter 2022, we have revised our reportable segments accordingly. The new reportable segments consist of Gathering and Processing, Wholesale Marketing and Terminalling, Storage and Transportation, and Investments in Pipeline Joint Ventures. The primary change in our segmentation as compared to prior presentations is that, now that we have substantially expanded our gathering activities, certain legacy gathering activities and operations are now managed as part of the Gathering and Processing segment. Additionally, we are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. A substantial portion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our pipeline usage and gathered crude oil barrels are contracted either primarily or exclusively to Delek Holdings in support of its Tyler, El Dorado and Big Spring refineries.
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
Business and Economic Environment Overview
During much of three months ended March 31, 2023, domestic markets have experienced an elevated hydrocarbon pricing environment has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, the successful integration of Delek Delaware Gathering further diversifies our logistics customer base to include significantly more third-party customers, it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of integrating our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire Delek Logistics system. As a result, we saw an increase in EBITDA (as defined in "Non GAAP Measures" section below) of $27.2 million in 2023 as compared to 2022. Our gathering and processing segment which had EBITDA of $55.4 million in 2023 compared to $32.1 million in 2022, benefited from additional EBITDA associated with the Delaware Gathering Acquisition. Our wholesale marketing and terminalling segment saw a $1.2 million increase in EBITDA. EBITDA for our investments in pipeline joint ventures decreased by $0.7 million. See the “Results of Operations” section below for further discussion.
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

21 |

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

Gathering and Processing
The operational assets in our gathering and processing segment, consist of assets acquired in connection with the Midland Gathering Assets Acquisition, including approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets, as well as operational assets we acquired in connection with the Delaware Gathering Acquisition, consist of approximately 485 miles of pipelines, 88 million cubic feet ("MMCf") per day ("MMCf/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity located primarily in the Delaware Basin (“Delaware Gathering Assets”). The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Permian Basin. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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

22 |

Management's Discussion and Analysis

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on maintaining stable cash flows and to grow the quarterly distributions paid to our unitholders over time. To that end, we have been focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures, enhancing our existing systems and lowering our carbon footprint, as we continued to evaluate ways to provide Delek Holdings with logistics services and look for ways to reduce our reliance on Delek Holdings as our primary customer.
2023 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we began 2023, we focused on the following Strategic Focus Areas:
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
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering, crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings, and Delek Holdings commits to provide us with minimum monthly throughput volumes of crude oil, intermediate and refined products. Generally, these agreements include minimum quarterly volume, revenue or throughput commitments and have tariffs or fees indexed to inflation-based indices, provided that the tariffs or fees will not be decreased below the initial amount. See our Annual Report on Form 10-K filed with the SEC on March 1, 2023 for a discussion of our material commercial agreements with Delek Holdings.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin (the "Delek Permian Gathering

23 |

Management's Discussion and Analysis
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

Financing
The Partnership anticipates paying a cash distribution to its unitholders at a distribution rate of $1.025 per unit for the quarter ended March 31, 2023 ($4.10 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 7 to the accompanying condensed consolidated financial statements for further discussion.

24 |

Management's Discussion and Analysis
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

25 |

Management's Discussion and Analysis

26 |

Management's Discussion and Analysis
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

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

EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
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
We believe that the presentation of EBITDA and distributable cash flow provide information useful to investors in assessing our financial condition and results of operations. EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and distributable cash flow have important limitations as analytical tools, because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because EBITDA and distributable cash flow may be defined differently by other partnerships in our industry, our definitions of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other partnerships, thereby diminishing their utility. See below for a reconciliation of EBITDA and distributable cash flow to their most directly comparable GAAP financial measures.
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA and distributable cash flow (which are defined above) to the most directly comparable GAAP measure, or net income and net cash from operating activities, respectively.

Reconciliation of net income to EBITDA (in thousands)	Three Months Ended March 31,
	2023	2022
Net income	$37,367	$39,514
Add:
Income tax expense	302	101
Depreciation and amortization	21,105	10,335
Amortization of customer contract intangible assets	1,803	1,803
Interest expense, net	32,581	14,250
EBITDA	$93,158	$66,003

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$29,190	$47,920
Changes in assets and liabilities	37,670	6,012
Distributions from equity method investments in investing activities	1,440	550
Non-cash lease expense	(2,200)	(1,798)
Regulatory capital expenditures (1)	(4,246)	(807)
Reimbursement from (refund to) Delek Holdings for capital expenditures (2)	337	(15)
Accretion of asset retirement obligations	(176)	(124)
Deferred income taxes	(111)	—
Loss on disposal of assets	(142)	(12)
Distributable cash flow	$61,762	$51,726

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

(2)
For the three months ended March 31, 2023 and 2022, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

27 |

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
The following table and discussion present a summary of our consolidated results of operations for the three months ended March 31, 2023 and 2022, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2023	2022
Statement of Operations Data:
Net revenues:
Gathering and Processing	$92,432	$42,044
Wholesale marketing and terminalling	112,309	130,776
Storage and transportation	38,784	33,761
Total	243,525	206,581
Operating costs and expenses:
Cost of materials and other	126,096	126,194
Operating expenses (excluding depreciation and amortization)	24,215	17,543
Depreciation and amortization	19,764	9,861
Total cost of sales	170,075	153,598
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	525	564
General and administrative expenses	7,510	5,095
Depreciation and amortization	1,341	474
Loss on disposal of assets	142	12
Total operating costs and expenses	179,593	159,743
Operating income	63,932	46,838
Interest expense, net	32,581	14,250
Income from equity method investments	(6,316)	(7,026)
Other income, net	(2)	(1)
Total non-operating costs and expenses	26,263	7,223
Income before income tax expense	37,669	39,615
Income tax expense	302	101
Net income attributable to partners	37,367	39,514
Comprehensive income attributable to partners	$37,367	$39,514

EBITDA(1)	$93,158	$66,003
Net income per limited partner unit:
Basic	$0.86	$0.91
Diluted	$0.86	$0.91

Weighted average limited partner units outstanding:
Basic	43,569,963	43,471,536
Diluted	43,585,297	43,481,572
(1) For a definition of EBITDA, please see "Non-GAAP Measures" above.

28 |

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
Consolidated Results of Operations — Comparison of the three months ended March 31, 2023 compared to the three months ended March 31, 2022
The table below presents a summary of our consolidated results of operations. The discussion immediately following presents the consolidated results of operations (in thousands):

Consolidated
	Three Months Ended March 31,
	2023	2022
Net revenues:
Affiliate	$124,999	$123,754
Third-Party	118,526	82,827
Total Consolidated	243,525	206,581
Cost of materials and other	126,096	126,194
Operating expenses (excluding depreciation and amortization presented below)	24,740	18,107
General and administrative expenses	7,510	5,095
Depreciation and amortization	21,105	10,335
Other operating income, net	142	12
Operating income	$63,932	$46,838
Interest expense, net	32,581	14,250
Income from equity method investments	(6,316)	(7,026)
Other (income) expense, net	(2)	(1)
Total non-operating expenses, net	26,263	7,223
Income before income tax expense	37,669	39,615
Income tax expense	302	101
Net income attributable to partners	$37,367	$39,514

Net Revenues
Q1 2023 vs. Q1 2022
Net revenues increased by $36.9 million, or 17.9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by the following:
•increased revenues of $44.3 million as a result of our Delaware Gathering operations, which began in June 2022;
•increase in volumes associated with Midland Gathering operations due to new connections finalized during 2022;
•increase in trucking transportation revenue primarily due to new third-party revenue streams; and
•partially offset by decreases in the average sales prices per gallon and average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.33 per gallon and $0.04 per gallon, respectively; and
◦the volume of gasoline and diesel sold decreased by 2.8 million gallons and 0.9 million gallons, respectively.

29 |

Management's Discussion and Analysis
Cost of Materials and Other
Q1 2023 vs. Q1 2022
Cost of materials and other decreased by $0.1 million, or 0.1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•increase in cost of materials and other of $22.6 million as a result of our Delaware Gathering operations, which began in June 2022; and
•partially offset by decreases in the average cost per gallon and average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.22 per gallon and $0.10 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 2.8 million gallons and 0.9 million gallons, respectively.

Operating Expenses
Q1 2023 vs. Q1 2022
Operating expenses increased by $6.6 million, or 36.6%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by operating expenses associated with our Delaware Gathering operations which began in June 2022.

General and Administrative Expenses
Q1 2023 vs. Q1 2022
General and administrative expenses increased by $2.4 million, or 47.4%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by additional expenses associated with our Delaware Gathering operations which began in June 2022.

Depreciation and Amortization
Q1 2023 vs. Q1 2022
Depreciation and amortization increased by $10.8 million, or 104.2%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the Delaware Gathering Acquisition.

Interest Expense
Q1 2023 vs. Q1 2022
During the three months ended March 31, 2023 we incurred $32.6 million of interest expense, compared to $14.3 million during the three months ended March 31, 2022, an increase of $18.3 million, or 128.6%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility to fund the Delaware Gathering Acquisition; and
•increase in floating interest rates applicable to the DKL Credit Facility and DKL Term Facility.

Results from Equity Method Investments
Q1 2023 vs. Q1 2022
During the three months ended March 31, 2023 we recognized income of $6.3 million from equity method investments, compared to $7.0 million during the three months ended March 31, 2022, a decrease of $0.7 million, or 10.1%. This decrease was primarily driven by the following:
•decrease in income from our Red River and Caddo equity method investments due to lower throughput volumes and resulting revenue increases; and
•partially offset by increase in income from our Rio equity method investment.

30 |

Management's Discussion and Analysis
Operating Segments
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 9 to our accompanying condensed consolidated financial statements.
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
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the Greenville-Mount Pleasant Pipeline
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Midland Gathering Assets Acquisition
•assets acquired in the Delaware Gathering Acquisition
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three months ended March 31, 2023 and 2022:

Gathering and Processing
	Three Months Ended March 31,
	2023	2022
Net Revenues	$92,432	$42,044
Cost of materials and other	$23,024	$1,274
Operating expenses (excluding depreciation and amortization)	$14,222	$8,782
Segment EBITDA	$55,445	$32,081

Throughputs (average bpd)
	Three Months Ended March 31,
	2023	2022
El Dorado Assets:
Crude pipelines (non-gathered)	63,528	72,872
Refined products pipelines to Enterprise Systems	55,003	59,522
El Dorado Gathering System	13,872	16,156
East Texas Crude Logistics System	10,508	16,056
Midland Gathering System	222,112	100,325
Plains Connection System	240,597	162,007

Delaware Gathering Assets Volumes
Three Months Ended March 31,
2023
Natural Gas Gathering and Processing (Mcfd(1))	74,716
Crude Oil Gathering (bpd(2))	103,725
Water Disposal and Recycling (bpd(2))	88,182
(1) Mcfd - average thousand cubic feet per day.
(2) bpd - average barrels per day.

31 |

Management's Discussion and Analysis
Comparison of the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net Revenues
Q1 2023 vs. Q1 2022
Net revenues for the gathering and processing segment increased by $50.4 million, or 119.8%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven primarily by the following:
•increased revenues of $44.3 million as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in volumes associated with Midland Gathering operations due to new connections finalized during 2022.

Cost of Materials and Other
Q1 2023 vs. Q1 2022
Cost of materials and other for the gathering and processing segment increased by $21.8 million, or 1,707.2%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven primarily by the following:
•increase in cost of materials and other totaling $22.6 million as a result of our Delaware Gathering operations, which began in June 2022.

Operating Expenses
Q1 2023 vs. Q1 2022
Operating expenses for the gathering and processing segment increased by $5.4 million, or 61.9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•increase due to additional expenses associated with our Delaware Gathering operations, which began in June 2022.

EBITDA
Q1 2023 vs. Q1 2022
EBITDA increased by $23.4 million, or 72.8%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•Additional EBITDA associated with the Delaware Gathering operations.

32 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties.
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2023 and 2022:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2023	2022
Net Revenues	$112,309	$130,776
Cost of materials and other	$87,482	$106,832
Operating expenses (excluding depreciation and amortization presented below)	$4,608	$4,532
Segment EBITDA	$21,954	$20,734

Operating Information
	Three Months Ended March 31,
	2023	2022
East Texas - Tyler Refinery sales volumes (average bpd) (1)	34,816	70,578
Big Spring marketing throughputs (average bpd)	78,380	75,549
West Texas marketing throughputs (average bpd)	8,696	9,913
West Texas marketing gross margin per barrel	$2.58	$3.04
Terminalling throughputs (average bpd) (2)	93,305	137,622
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Comparison of the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net Revenues
Q1 2023 vs. Q1 2022
Net revenues for the wholesale marketing and terminalling segment decreased by $18.5 million, or 14.1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•decreases in the average sales prices per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.33 per gallon and $0.04 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 2.8 million gallons and 0.9 million gallons, respectively.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three months ended March 31, 2023 and 2022.

33 |

Management's Discussion and Analysis

Cost of Materials and Other
Q1 2023 vs. Q1 2022
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $19.4 million, or 18.1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•decreases in the average cost per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.22 per gallon and $0.10 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 2.8 million gallons and 0.9 million gallons, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three months ended March 31, 2023 and 2022. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q1 2023 vs. Q1 2022
Operating expenses for the wholesale marketing and terminalling segment increased by $0.1 million, or 1.7%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

EBITDA
Q1 2023 vs. Q1 2022
EBITDA for the wholesale marketing and terminalling segment increased by $1.2 million, or 5.9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

34 |

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
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three months ended March 31, 2023 and 2022:

Storage and Transportation
	Three Months Ended March 31,
	2023	2022
Net revenues	$38,784	$33,761
Cost of materials and other	$18,604	$18,328
Operating expenses (excluding depreciation and amortization presented below)	$5,560	$4,176
Segment EBITDA	$13,422	$11,108

Comparison of the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Net Revenues
Q1 2023 vs. Q1 2022
Net revenues for the storage and transportation segment increased by $5.0 million, or 14.9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven primarily by the following:
•increase in trucking transportation revenue primarily due to new third-party revenue streams.

Cost of Materials and Other
Q1 2023 vs. Q1 2022
Cost of materials and other for the storage and transportation segment increased by $0.3 million, or 1.5%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Operating Expenses
Q1 2023 vs. Q1 2022
Operating expenses for the storage and transportation segment increased by $1.4 million, or 33.1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•increases in lease expense.

EBITDA
Q1 2023 vs. Q1 2022
EBITDA increased by $2.3 million, or 20.8%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•Additional third-party revenue streams from trucking transportation.

35 |

Management's Discussion and Analysis
Investments in Pipeline Joint Ventures Segment
The Investments in Pipeline Joint Ventures segment relates to strategic Joint Venture investments, accounted for as equity method investments, to support the Delek Holdings operations in terms of offering connection to takeaway pipelines, alternative crude supply sources and flow of high quality crude oil to the Delek Holdings refining system. As a result, Delek Holdings is a major shipper and customer on certain of the Joint Venture pipelines, with minimum volume commitment ("MVC") agreements, which cushion the Joint Venture entities during periods of low activity. The other Joint Venture owners are usually major shippers on the pipelines resulting in a majority of the revenue of the Joint Venture entities coming from MVC agreements with related entities.
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 8 to our accompanying condensed consolidated financial statements.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three months ended March 31, 2023.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iii) potential issuance of additional equity; and
(ii) borrowings under our revolving credit facility;	(iv) potential issuance of additional debt securities.
At March 31, 2023 our total liquidity amounted to $140.4 million comprised of $129.4 million in unused credit commitments under the DKL Credit Facility and $11.0 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
If market conditions were to change, for instance due to the uncertainty created by the Russia-Ukraine War, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
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
We believe we were in compliance with the covenants in all our debt facilities as of March 31, 2023. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On April 28, 2023, the board of directors of our general partner declared a distribution of $1.025 per common unit (the "Distribution"), which equates to approximately $44.7 million per quarter, or approximately $178.7 million per year, based on the number of common units outstanding as of May 8, 2023. The Distribution will be paid on May 15, 2023 to common unitholders of record on May 8, 2023 and represents a 4.6% increase over the first quarter 2023 distribution. We have set a distribution growth guidance of 5% for the full year 2023. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

36 |

Management's Discussion and Analysis
The table below summarizes the quarterly distributions related to the periods indicated:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Quarterly Distribution Per Limited Partner Unit, Annualized	Total Cash Distribution (in thousands)	Date of Distribution	Unitholders Record Date
March 31, 2022	$0.980	$3.92	$42,604	May 12, 2022	May 5, 2022
June 30, 2022	$0.985	$3.94	$42,832	August 11, 2022	August 4, 2022
September 30, 2022	$0.990	$3.96	$43,057	November 10, 2022	November 4, 2022
December 31, 2022	$1.020	$4.08	$44,440	February 9, 2023	February 2, 2023
March 31, 2023	$1.025	$4.10	$44,664	May 15, 2023 (1)	May 8, 2023
(1) Expected date of distribution

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$29,190	$47,920
Net cash used in investing activities	(26,979)	(12,476)
Net cash provided by (used in) financing activities	783	(37,010)
Net increase (decrease) in cash and cash equivalents	$2,994	$(1,566)

Operating Activities
Net cash provided by operating activities decreased by $18.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The cash receipts from customer activities increased by $44.1 million and cash payments to suppliers and for allocations to Delek Holdings for salaries increased by $47.3 million. In addition, cash dividends received from equity method investments increased by $2.6 million and cash paid for debt interest increased by $18.1 million.
Investing Activities
Net cash used in investing activities increased by $14.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Purchases of property, plant and equipment increased $17.2 million primarily associated with growth projects in our gathering and processing segment. Such increase was partially offset by $1.8 million decrease in purchases of intangibles and $0.9 million increase in distributions received from equity method investments.
Financing Activities
Net cash provided by financing activities increased by $37.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by net borrowings under the revolving credit facility which increased $44.0 million. Partially offsetting this increase was an increase in net payments on term loan of $3.8 million and a $2.0 million increase in cash distributions paid.
Debt Overview
As of March 31, 2023, we had total indebtedness of $1,716.9 million. The increase of $46.1 million in our long-term debt balance compared to the balance at December 31, 2022 resulted from the borrowings under the DKL Credit Facility during the three months ended March 31, 2023. As of March 31, 2023, our total indebtedness consisted of:
•An aggregate principal amount of $770.6 million under the DKL Revolving Facility ("revolving credit facility"), due on October 13, 2027, with an average borrowing rate of 7.57%, which was amended and restated on October 13, 2022.
•An aggregate principal amount of $296.3 million, under the DKL Term Facility, due on October 13, 2024, with an average borrowing rate of 8.41%.
•An aggregate principal amount of $250.0 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.19%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.40%.
We believe we were in compliance with the covenants in all debt facilities as of March 31, 2023. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.

37 |

Management's Discussion and Analysis
Agreements Governing Certain Indebtedness of Delek Holdings
Delek Holdings' level of indebtedness, the terms of its borrowings and any future credit ratings could adversely affect our ability to grow our business, our ability to make cash distributions to our unitholders and our credit profile. Our current and future credit ratings may also be affected by Delek Holdings' level of indebtedness, financial performance and credit ratings.
Capital Spending
A key component of our long-term strategy is our capital expenditure program, which includes strategic consideration and planning for the timing and extent of regulatory maintenance, sustaining maintenance, and growth capital projects. These categories are described below:
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
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the three months ended March 31, 2023 and planned capital expenditures for the full year 2023 by segment and by major category:

(in thousands)	Full Year 2023 Forecast	Three Months Ended March 31, 2023
Gathering and Processing
Regulatory	$—	$—
Sustaining	—	—
Growth	64,075	32,789
Gathering and Processing Segment Total	$64,075	$32,789
Wholesale Marketing and Terminalling
Regulatory	$10,475	$61
Sustaining	3,000	2,931
Growth	125	124
Wholesale Marketing and Terminalling Segment Total	$13,600	$3,116
Storage and Transportation
Regulatory	$2,625	$24
Sustaining	1,000	172
Growth	—	—
Storage and Transportation Segment Total	$3,625	$196
Total Capital Spending	$81,300	$36,101

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

38 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $1,066.9 million as of March 31, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2023 would be to change interest expense by approximately $10.7 million.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. During the first quarterly period in 2023, our results of operations were negatively affected by higher natural gas costs, higher labor costs and supply chain disruptions, in part, by the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue into fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

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
We acquired 3 Bear effective June 1, 2022, and have included the operating results and assets and liabilities of 3 Bear in our condensed consolidated financial statements as of March 31, 2023. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of 3 Bear that are subsumed by internal control over financial reporting. 3 Bear accounted for approximately 38.4% of the total assets of the Partnership as of March 31, 2023 and approximately 18.2% of total revenues of the Partnership for the three months ended March 31, 2023. Other than our internal controls for 3 Bear, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

39 |

Other Information
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 10 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2022 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
None.

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three months ended March 31, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

40 |

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

Dated: May 9, 2023

41 |