Form 10-Q
period 2023-06-30
Delek Logistics Partners, LP
filed 2023-08-09
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	6/30/2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2023, there were 43,586,176 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			46	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		46	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partner's Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		46	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	46	Item 6. Exhibits
		7	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions	47	Signatures
		11	Note 4 - Revenues
		12	Note 5 - Net Income Per Unit
		13	Note 6 - Long-Term Obligations
		14	Note 7 - Equity
		14	Note 8 - Equity Method Investments
		15	Note 9 - Segments
		18	Note 10 - Commitments and Contingencies
		18	Note 11 - Subsequent Events

19	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	30	Summary of Financial and Other Information
	31	Results of Operations
	42	Liquidity and Capital Resources

44	Item 3. Quantitative and Qualitative Disclosures about Market Risk

45	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,715	$7,970
Accounts receivable	65,844	53,314
Accounts receivable from related parties	7,402	—
Inventory	3,078	1,483
Other current assets	1,395	2,463
Total current assets	85,434	65,230
Property, plant and equipment:
Property, plant and equipment	1,291,972	1,240,684
Less: accumulated depreciation	(350,233)	(316,680)
Property, plant and equipment, net	941,739	924,004
Equity method investments	242,747	257,022
Customer relationship intangible, net	190,388	199,440
Marketing contract intangible, net	105,760	109,366
Rights-of-way, net	57,006	55,990
Goodwill	27,051	27,051
Operating lease right-of-use assets	22,635	24,788
Other non-current assets	19,796	16,408
Total assets	$1,692,556	$1,679,299
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$14,510	$57,403
Accounts payable to related parties	—	6,055
Current portion of long-term debt	15,000	15,000
Interest payable	5,305	5,308
Excise and other taxes payable	7,338	8,230
Current portion of operating lease liabilities	8,168	8,020
Accrued expenses and other current liabilities	6,123	6,202
Total current liabilities	56,444	106,218
Non-current liabilities:
Long-term debt, net of current portion	1,729,338	1,646,567
Operating lease liabilities, net of current portion	10,478	12,114
Asset retirement obligations	9,685	9,333
Other non-current liabilities	16,113	15,767
Total non-current liabilities	1,765,614	1,683,781
Equity (Deficit):
Common unitholders - public; 9,274,898 units issued and outstanding at June 30, 2023 (9,257,305 at December 31, 2022)	167,760	172,119
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at June 30, 2023 (34,311,278 at December 31, 2022)	(297,262)	(282,819)
Total deficit	(129,502)	(110,700)
Total liabilities and deficit	$1,692,556	$1,679,299

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Affiliate (1)	$132,993	$124,366	$257,992	$248,120
Third Party	113,918	142,384	232,444	225,211
Net revenues	246,911	266,750	490,436	473,331
Cost of sales:
Cost of materials and other - affiliate (1)	92,042	143,730	183,113	249,615
Cost of materials and other - third party	36,083	32,630	71,108	52,939
Operating expenses (excluding depreciation and amortization presented below)	28,476	20,284	52,691	37,827
Depreciation and amortization	22,469	12,948	42,233	22,809
Total cost of sales	179,070	209,592	349,145	363,190
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	480	705	1,005	1,269
General and administrative expenses	6,611	13,773	14,121	18,868
Depreciation and amortization	1,258	474	2,599	948
(Gain) loss on disposal of assets	(455)	—	(313)	12
Total operating costs and expenses	186,964	224,544	366,557	384,287
Operating income	59,947	42,206	123,879	89,044
Interest expense, net	35,099	16,812	67,680	31,062
Income from equity method investments	(7,285)	(7,073)	(13,601)	(14,099)
Other income, net	(19)	(2)	(21)	(3)
Total non-operating expenses, net	27,795	9,737	54,058	16,960
Income before income tax expense	32,152	32,469	69,821	72,084
Income tax expense	256	305	558	406
Net income attributable to partners	$31,896	$32,164	$69,263	$71,678
Comprehensive income attributable to partners	$31,896	$32,164	$69,263	$71,678

Net income per limited partner unit:
Basic	$0.73	$0.74	$1.59	$1.65
Diluted	$0.73	$0.74	$1.59	$1.65

Weighted average limited partner units outstanding:
Basic	43,577,428	43,475,931	43,573,716	43,473,746
Diluted	43,597,282	43,502,983	43,591,726	43,491,796

Cash distributions per common limited partner unit	$1.035	$0.985	$2.060	$1.965
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of March 31, 2023	$170,522	$(287,944)	$(117,422)
Cash distributions	(9,496)	(35,168)	(44,664)
Net income attributable to partners	6,783	25,113	31,896
Other	(49)	737	688
Balance as of June 30, 2023	$167,760	$(297,262)	$(129,502)

	Common - Public	Common - Delek Holdings	Total
Balance as of Balance as of March 31, 2022	$170,696	$(277,218)	$(106,522)
Cash distributions	(8,980)	(33,624)	(42,604)
Net income attributable to partners	6,785	25,379	32,164
Other	110	393	503
Balance as of Balance as of June 30, 2022	$168,611	$(285,070)	$(116,459)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2022	$172,119	$(282,819)	$(110,700)
Cash distributions	(18,938)	(70,166)	(89,104)
Net income attributable to partners	14,723	54,540	69,263
Other	(144)	1,183	1,039
Balance as of June 30, 2023	$167,760	$(297,262)	$(129,502)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2021	$166,067	$(270,059)	$(103,992)
Cash distributions	(17,550)	(67,454)	(85,004)
Net income attributable to partners	15,113	56,565	71,678
Delek Holdings unit sale to public	5,110	(5,110)	—
Other	(129)	988	859
Balance as of June 30, 2022	$168,611	$(285,070)	$(116,459)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$69,263	$71,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,832	23,757
Non-cash lease expense	4,447	11,484
Amortization of customer contract intangible assets	3,605	3,606
Amortization of deferred revenue	(887)	(888)
Amortization of deferred financing costs and debt discount	2,316	1,776
Income from equity method investments	(13,601)	(14,099)
Dividends from equity method investments	17,049	13,717
Other non-cash adjustments	1,707	1,118
Changes in assets and liabilities:
Accounts receivable	(3,143)	300
Inventories and other current assets	(1,664)	263
Accounts payable and other current liabilities	(46,245)	(2,142)
Accounts receivable/payable to related parties	(13,457)	27,068
Non-current assets and liabilities, net	(420)	(4,581)
Net cash provided by operating activities	63,802	133,057
Cash flows from investing activities:
Purchases of property, plant and equipment	(55,421)	(35,506)
Proceeds from sales of property, plant and equipment	455	11
Purchases of intangible assets	(1,367)	(3,797)
Business Combination, net of cash acquired	—	(621,772)
Distributions from equity method investments	1,440	1,737
Net cash used in investing activities	(54,893)	(659,327)
Cash flows from financing activities:
Distributions to common unitholders - public	(18,938)	(17,550)
Distributions to common unitholders - Delek Holdings	(70,166)	(67,454)
Proceeds from revolving facility	238,500	867,500
Payments on revolving facility	(148,000)	(244,600)
Payments on term loan debt	(7,500)	—
Deferred financing costs paid	(1,603)	(701)
Payments on financing lease liabilities	(1,457)	(1,407)
Net cash (used in) provided by financing activities	(9,164)	535,788
Net (decrease) increase in cash and cash equivalents	(255)	9,518
Cash and cash equivalents at the beginning of the period	7,970	4,292
Cash and cash equivalents at the end of the period	7,715	13,810

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65,367	$28,275
Income taxes	$20	$40
Non-cash investing activities:
Increase in accrued capital expenditures and other	$53	$306
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$3,456	$8,433

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
The Partnership is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). On April 8, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement (the “3 Bear Purchase Agreement”) with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) (subsequently renamed to DKL Delaware Gathering - NM, LLC ("Delaware Gathering")), related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Acquisition”). The Delaware Gathering Acquisition was completed on June 1, 2022 (the "Acquisition Date").
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
For the three and six months ended June 30, 2023, we incurred no incremental direct acquisition and integration costs. For the three and six months ended June 30, 2022, we incurred $6.2 million and $6.4 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income for these periods.
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

Purchase Price Allocation
The following table summarizes the final fair values of assets acquired and liabilities assumed in the Delaware Gathering Acquisition as of June 1, 2022 (in thousands):

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

8 |

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

(in thousands, except per unit data)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net sales	$314,909	$571,849
Net income attributable to partners	$35,511	$65,392
Net income per limited partner unit:
Basic income per unit	$0.82	$1.50
Diluted income per unit	$0.82	$1.50

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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended and restated from time to time in connection with acquisitions from Delek Holdings (collectively, as amended and restated, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.3 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There was no reimbursement by Delek Holdings during the three and six months ended June 30, 2023. We were reimbursed a nominal amount by Delek Holdings during the three and six months ended June 30, 2022. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2023 and December 31, 2022, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expenses. There were no reimbursements for these matters in each of the three and six month periods ended June 30, 2023 and 2022.

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2023. Total fees paid to the Partnership were $0.4 million for both the three months ended June 30, 2023 and 2022, respectively, and $0.8 million for both the six months ended June 30, 2023 and 2022, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Summary of Transactions
Revenues from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing and products terminalling services provided primarily to Delek Holdings based on regulated tariff rates or contractually based fees and product sales. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek Holdings, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek Holdings, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek Holdings for direct or allocated costs and expenses incurred by Delek Holdings on behalf of the Partnership and for charges Delek Holdings incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative expenses. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in cost of materials and other-affiliate.
A summary of revenue, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$132,993	$124,366	$257,992	$248,120
Purchases	$92,042	$143,730	$183,113	$249,615
Operating and maintenance expenses	$13,812	$11,787	$31,798	$23,263
General and administrative expenses	$4,618	$3,084	$7,879	$6,152

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 9, 2023	$34,998
May 15, 2023	$35,169
August 14, 2023 (1)	$35,512
Total	$105,679

February 8, 2022	$33,829
May 12, 2022	$33,625
August 11, 2022	$33,797
Total	$101,251
(1) On July 26, 2023, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination.

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
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment. As part of our adoption of ASC 842, Leases ("ASC 842"), we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Of our $941.7 million net property, plant, and equipment balance as of June 30, 2023, $339.7 million is subject to operating leases under our commercial agreements. These agreements do not include options for the lessee to purchase our leased assets, nor do they include any material residual value guarantees or material restrictive covenants.
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$17,270	$—	$3,112	$20,382
Service Revenue - Affiliate (1)	2,121	10,886	14,335	27,342
Product Revenue - Third Party	26,785	66,751	—	93,536
Product Revenue - Affiliate	3,673	28,892	—	32,565
Lease Revenue - Affiliate	43,388	12,298	17,400	73,086
Total Revenue	$93,237	$118,827	$34,847	$246,911

	Three Months Ended June 30, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$1,579	$—	$3,733	$5,312
Service Revenue - Affiliate (1)	4,011	8,242	—	12,253
Product Revenue - Third Party	17,642	119,430	—	137,072
Product Revenue - Affiliate	2,963	26,843	—	29,806
Lease Revenue - Affiliate	38,631	11,025	32,651	82,307
Total Revenue	$64,826	$165,540	$36,384	$266,750

	Six Months Ended June 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$30,449	$—	$3,409	$33,858
Service Revenue - Affiliate (1)	6,422	20,157	34,944	61,523
Product Revenue - Third Party	53,277	145,309	—	198,586
Product Revenue - Affiliate	8,343	43,150	—	51,493
Lease Revenue - Affiliate	87,178	22,520	35,278	144,976
Total Revenue	$185,669	$231,136	$73,631	$490,436

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$3,290	$—	$6,805	$10,095
Service Revenue - Affiliate (1)	8,015	16,787	—	24,802
Product Revenue - Third Party	17,642	197,474	—	215,116
Product Revenue - Affiliate	2,963	58,589	—	61,552
Lease Revenue - Affiliate	74,960	23,466	63,340	161,766
Total Revenue	$106,870	$296,316	$70,145	$473,331
(1) Net of $1.8 million of amortization expense for both the three months ended June 30, 2023 and June 30, 2022 and $3.6 million for the six months ended June 30, 2023 and June 30, 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of June 30, 2023, we expect to recognize approximately $1.3 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$164,244
2024	238,217
2025	208,949
2026	199,857
2027 and thereafter	477,381
Total expected revenue on remaining performance obligations	$1,288,648

5. Net Income per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units. Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of June 30, 2023, the only potentially dilutive units outstanding consist of unvested phantom units.
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

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to partners	$31,896	$32,164	$69,263	$71,678
Less: Limited partners' distribution	45,112	42,832	89,776	85,436
Earnings in excess (deficit) of distributions	$(13,216)	$(10,668)	$(20,513)	$(13,758)

Limited partners' earnings on common units:
Distributions	$45,112	$42,832	$89,776	$85,436
Allocation of earnings in excess (deficit) of distributions	(13,216)	(10,668)	(20,513)	(13,758)
Total limited partners' earnings on common units	$31,896	$32,164	$69,263	$71,678

Weighted average limited partner units outstanding:
Basic	43,577,428	43,475,931	43,573,716	43,473,746
Diluted	43,597,282	43,502,983	43,591,726	43,491,796

Net income per limited partner unit:
Basic	$0.73	$0.74	$1.59	$1.65
Diluted (1)	$0.73	$0.74	$1.59	$1.65
(1) Outstanding common units totaling 11,180 and 35,383 were excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2023, respectively. Outstanding common units totaling 2,153 and 1,083 were excluded from the diluted earnings per unit calculation for the three and six months ended June 30, 2022, respectively.

6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	June 30, 2023	December 31, 2022
DKL Revolving Facility	$811,000	$720,500
DKL Term Facility	292,500	300,000
2028 Notes	400,000	400,000
2025 Notes	250,000	250,000
Principal amount of long-term debt	1,753,500	1,670,500
Less: Unamortized discount and deferred financing costs	$9,162	8,933
Total debt, net of unamortized discount and deferred financing costs	$1,744,338	1,661,567
Less: Current portion of long-term debt and notes payable	$15,000	15,000
Long-term debt, net of current portion	$1,729,338	$1,646,567

DKL Credit Facility
The DKL Term Facility principal $300.0 million was drawn on October 13, 2022. This senior secured facility requires four quarterly amortization payments of $3.8 million in 2023 and three quarterly amortization payments of $7.5 million in 2024 with final maturity and principal due on October 13, 2024. At the Partnership's option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin is 2.50% for the first year of the DKL Term Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At June 30, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.41% and 7.92%, respectively. The effective interest rate was 9.98% as of June 30, 2023.
The DKL Revolving Facility has a total capacity of $900.0 million, including up to $115.0 million for letters of credit and $25.0 million in swing line loans. This facility has a maturity date of October 13, 2027 and requires a quarterly unused commitment fee based on average commitment usage, currently at 0.50% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% or 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. As of June 30, 2023 and December 31, 2022, the weighted average interest rate was 7.57% and 7.55%, respectively. There were no letters of credit outstanding as of June 30, 2023 or December 31, 2022.

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The obligations under the 2022 DKL Credit Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying values of outstanding borrowings under the 2022 DKL Credit Facility as of June 30, 2023 and December 31, 2022 approximate their fair values.
Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of June 30, 2023, we were in compliance with covenants on all of our debt instruments.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of June 30, 2023, the effective interest rate was 7.39%. The estimated fair value of the 2028 Notes was $372.1 million and $359.7 million as of June 30, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of June 30, 2023, the effective interest rate was 7.17%. The estimated fair value of the 2025 Notes was $247.0 million and $243.4 million as of June 30, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

7. Equity
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2022 through June 30, 2023.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2022	9,257,305	34,311,278	43,568,583
Unit-based compensation awards (2)	17,593	—	17,593
Balance at June 30, 2023	9,274,898	34,311,278	43,586,176
(1) As of June 30, 2023, Delek Holdings owned a 78.7% limited partner interest in us.
(2) Unit-based compensation awards are presented net of 5,371 units withheld for taxes as of June 30, 2023.

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2022	$0.980	$42,604
June 30, 2022	$0.985	$42,832
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112

8. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas with capacity of 235,000 bpd.
Summarized financial information for Red River on a 100% basis is shown below (in thousands):

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of June 30, 2023	As of December 31, 2022
Current Assets	$29,766	$33,365
Non-current Assets	$390,251	$394,267
Current liabilities	$6,069	$5,144

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$18,429	$21,449	$37,381	$44,135
Gross profit	$11,210	$13,665	$22,697	$29,266
Operating income	$12,054	$13,493	$23,348	$28,912
Net income	$12,220	$13,481	$23,693	$28,877

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
Combined summarized financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	As of June 30, 2023	As of December 31, 2022
Current assets	$21,449	$18,888
Non-current assets	$226,320	$231,898
Current liabilities	$2,370	$1,973

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$13,025	$11,558	$25,171	$20,453
Gross profit	$8,375	$7,220	$16,195	$11,458
Operating income	$7,278	$6,622	$13,924	$10,190
Net Income	$7,405	$6,626	$14,151	$10,195

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of June 30, 2023	As of December 31, 2022
Red River	$140,940	$149,635
CP LLC	60,241	64,056
Andeavor Logistics	41,566	43,331
Total Equity Method Investments	$242,747	$257,022

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

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Segment Data
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other segment.
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our Chief Operating Decision Maker ("CODM") uses financial information to make key operating decisions and assess performance. The changes primarily represent reporting the operating results of our pipeline operations and legacy gathering assets and the operating results of the Delaware Gathering operations within a new reportable segment called gathering and processing. Prior to this change, the pipeline operations and legacy gathering assets were reported as part of the pipelines and transportation segment. The remaining operations of the former pipelines and transportation reportable segment was renamed to storage and transportation. Unallocated corporate costs, including general and administrative expenses, interest expense and depreciation and amortization, are now presented in corporate and other. Additionally, the CODM determined that Segment EBITDA is the key performance measure for planning and forecasting purposes and discontinued the use of Contribution Margin as a measure of performance. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes.
EBITDA is an important measure used by management to evaluate the financial performance of our core operations. EBITDA is not a GAAP measure, but the components of EBITDA are computed using amounts that are determined in accordance with GAAP. A reconciliation of EBITDA to Net Income is included in the tables below. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense, including amortization of customer contract intangible assets, which is included as a component of net revenues in our accompanying condensed consolidated statements of income.
Assets by segment is not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$49,182	$52,076	$31,735	$—	$—	$132,993
Third party	44,055	66,751	3,112	—	—	113,918
Total revenue	$93,237	$118,827	$34,847	$—	$—	$246,911

Segment EBITDA	$52,663	$27,983	$14,978	$7,285	$(10,129)	$92,780
Depreciation and amortization	18,801	1,880	2,304	—	742	23,727
Amortization of customer contract intangible	—	1,802	—	—	—	1,802
Interest expense, net	—	—	—	—	35,099	35,099
Income tax expense						256
Net income						$31,896

Capital spending	$18,877	$(2,712)	$3,215	$—	$—	$19,380

	Three Months Ended June 30, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$45,605	$46,110	$32,651	$—	$—	$124,366
Third party	19,221	119,430	3,733	—	—	142,384
Total revenue	$64,826	$165,540	$36,384	$—	$—	$266,750

Segment EBITDA	$38,497	$18,807	$14,529	$7,073	$(14,400)	$64,506
Depreciation and amortization	8,640	1,668	2,180	—	934	13,422
Amortization of customer contract intangible	—	1,803	—	—	—	1,803
Interest expense, net	—	—	—	—	16,812	16,812
Income tax expense						305
Net income						$32,164

Capital spending	$26,630	$96	$—	$—	$—	$26,726

	Six Months Ended June 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$101,943	$85,827	$70,222	$—	$—	$257,992
Third party	83,726	145,309	3,409	—	—	232,444
Total revenue	$185,669	$231,136	$73,631	$—	$—	$490,436

Segment EBITDA	$108,108	$49,937	$28,400	$13,601	$(14,108)	$185,938
Depreciation and amortization	35,248	3,569	4,406	—	1,609	44,832
Amortization of customer contract intangible	—	3,605	—	—	—	3,605
Interest expense, net	—	—	—	—	67,680	67,680
Income tax expense						558
Net income						$69,263

Capital spending	$51,666	$404	$3,411	$—	$—	$55,481

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$85,938	$98,842	$63,340	$—	$—	$248,120
Third party	20,932	197,474	6,805	—	—	225,211
Total revenue	$106,870	$296,316	$70,145	$—	$—	$473,331

Segment EBITDA	$70,578	$39,541	$25,637	$14,099	$(19,346)	$130,509
Depreciation and amortization	14,481	3,046	4,276	—	1,954	23,757
Amortization of customer contract intangible	—	3,606	—	—	—	3,606
Interest expense, net	—	—	—	—	31,062	31,062
Income tax expense						406
Net income						$71,678

Capital spending	$35,485	$327	$—	$—	$—	$35,812

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

11. Subsequent Events
Distribution Declaration
On July 26, 2023, our general partner's board of directors declared a quarterly cash distribution of $1.035 per unit, payable on August 14, 2023, to unitholders of record on August 7, 2023.

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
•Delek Holdings' future growth, strategic priorities, financial performance, share repurchases, crude oil supply pricing and flexibility and product distribution;
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

19 |

Management's Discussion and Analysis
•the possibility of inefficiencies, curtailments, or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand as a result of a public health crisis;
•disruptions due to equipment interruption or failure, or other events, including terrorism, sabotage or cyber-attacks, at our facilities, Delek Holdings’ facilities or third-party facilities on which our business is dependent;
•changes in the availability and cost of capital of debt and equity financing;
•our reliance on information technology systems in our day-to-day operations;
•changes in general economic conditions, including uncertainty regarding the timing, pace and extent of economic recovery in the United States due to governmental fiscal policy or a public health crisis;
•the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") and state commissions and those relating to environmental protection, pipeline integrity and safety as well as current and future restrictions on commercial and economic activities in response to a public heal;
•significant operational, investment or other changes required by existing or future environmental statutes and regulations, including international agreements and national or regional societal, legislation; and regulatory measures to limit or reduce greenhouse gas emissions;
•competitive conditions in our industry including capacity overbuild in areas where we operate;
•actions taken by our customers and competitors;
•the demand for crude oil, refined products and transportation and storage services;
•our ability to successfully implement our business plan;
•inability to complete growth projects on time and on budget;
•our ability to successfully complete acquisitions and integrate acquired businesses, and to achieve the anticipated benefits therefrom;
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

20 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets as well as crude oil and natural gas gathering and water processing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties. In June 2022, we acquired 100% of the interest in 3 Bear Delaware Holding – NM, LLC ("3 Bear") (subsequently renamed to DKL Delaware Gathering - NM, LLC ("Delaware Gathering")), which expands our third-party revenue and includes crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Business"). As we continue the process of integrating these operations into our existing businesses and assessing the long-term impact to our business, management (including the designated Chief Operating Decision Maker or “CODM”) has changed the way that the business is managed and reviewed, including from a financial reporting perspective. As a result, effective in the fourth quarter 2022, we have revised our reportable segments accordingly. The new reportable segments consist of Gathering and Processing, Wholesale Marketing and Terminalling, Storage and Transportation, and Investments in Pipeline Joint Ventures. The primary change in our segmentation as compared to prior presentations is that, now that we have substantially expanded our gathering activities, certain legacy gathering activities and operations are now managed as part of the Gathering and Processing segment. Additionally, we are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. A substantial portion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our pipeline usage and gathered crude oil barrels are contracted either primarily or exclusively to Delek Holdings in support of its Tyler, El Dorado and Big Spring refineries.
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
Business and Economic Environment Overview
During much of six months ended June 30, 2023, domestic markets have experienced an elevated hydrocarbon pricing environment that has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, the successful integration of Delaware Gathering further diversifies our logistics customer base to include significantly more third-party customers, and it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of integrating our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire Delek Logistics system. While we experienced a $2.4 million decrease in net income for the six months ended June 30, 2023, our EBITDA (as defined in "Non GAAP Measures" section below) increased $55.4 million in 2023 as compared to 2022. Our gathering and processing segment which had segment EBITDA of $108.1 million in 2023 compared to $70.6 million in 2022, benefited from additional EBITDA associated with the Delaware Gathering Acquisition as well new connections in our Midland Gathering operations. Our wholesale marketing and terminalling segment saw a $10.4 million increase in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures decreased by $0.5 million. See the “Results of Operations” section below for further discussion.
Looking forward, concerns about inflation and a possible economic downturn as well as initiatives to reduce carbon footprints through energy transition to renewables have softened the forward demand expectations for hydrocarbons and natural gas. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Furthermore, the Partnership will benefit from inflationary-linked rate increases effective July 1, 2023, as discussed further below. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, as we look forward to the second half of 2023, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.

21 |

Management's Discussion and Analysis
Contractual Rate Adjustments to Keep Pace with Inflation
On July 1, 2023, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased by approximately 13.3%, which was the amount of the change in the FERC oil pipeline index. The tariff on FERC regulated system acquired from Delaware Gathering (formerly 3 Bear) will be adjusted as of January 1, 2023, but adjustments under agreement already in place will be capped at 3.0%. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 17.6% and the fees that are subject to adjustments using the producer price index increased approximately 18.9%. These adjustments allow us to maintain compliance with FERC regulations as well as to ensure that our results are reflective of current market conditions.

22 |

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

Gathering and Processing
The operational assets in our gathering and processing segment, consist of assets acquired in connection with the Midland Gathering Assets Acquisition, including approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets, as well as operational assets we acquired in connection with the Delaware Gathering Acquisition, consist of approximately 485 miles of pipelines, 88 million cubic feet ("MMCf") per day ("MMCf/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity located primarily in the Delaware Basin (“Delaware Gathering Assets”). The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Permian Basin. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. While we do not take ownership of gas that is gathered we sell the processed gas at a market price which we remit to the producer, net of our fees. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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

23 |

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

24 |

Management's Discussion and Analysis
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

Financing
The Partnership anticipates paying a cash distribution to its unitholders at a distribution rate of $1.035 per unit for the quarter ended June 30, 2023 ($4.140 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as

25 |

Management's Discussion and Analysis
defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 7 to the accompanying condensed consolidated financial statements for further discussion.
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
•The Caddo Pipeline provides crude oil logistics connectivity for shippers from Longview, Texas area to Shreveport, Louisiana area; and
•The Red River Pipeline provides crude oil transportation and optionality from Cushing, Oklahoma to Longview, Texas area and connectivity to our Caddo JV along with DKL's Paline pipeline for access to Gulf Coast markets. It also has additional expansion optionality.
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

26 |

Management's Discussion and Analysis

27 |

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

Reconciliation of net income to EBITDA (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$31,896	$32,164	$69,263	$71,678
Add:
Income tax expense	256	305	558	406
Depreciation and amortization	23,727	13,422	44,832	23,757
Amortization of customer contract intangible assets	1,802	1,803	3,605	3,606
Interest expense, net	35,099	16,812	67,680	31,062
EBITDA	$92,780	$64,506	$185,938	$130,509

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$34,612	$85,137	$63,802	$133,057
Changes in assets and liabilities	27,259	(26,920)	64,929	(20,908)
Distributions from equity method investments in investing activities	—	1,187	1,440	1,737
Non-cash lease expense	(2,247)	(9,686)	(4,447)	(11,484)
Regulatory capital expenditures (1)	391	(233)	(3,855)	(1,040)
Reimbursement from (refund to) Delek Holdings for capital expenditures (2)	674	1	1,011	(14)
Accretion of asset retirement obligations	(176)	(123)	(352)	(247)
Deferred income taxes	(518)	—	(629)	—
Gain (loss) on disposal of assets	455	—	313	(12)
Distributable cash flow	$60,450	$49,363	$122,212	$101,089

28 |

Management's Discussion and Analysis

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

(2)
For the three and six months ended June 30, 2023 and 2022, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

29 |

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
The following table and discussion present a summary of our consolidated results of operations for the three and six months ended June 30, 2023 and 2022, including a reconciliation of net income to EBITDA and net cash flow provided by operating activities to distributable cash flow.
Statement of Operations Data (in thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statement of Operations Data:
Net revenues:
Gathering and Processing	$93,237	$64,826	$185,669	$106,870
Wholesale marketing and terminalling	118,827	165,540	231,136	296,316
Storage and transportation	34,847	36,384	73,631	70,145
Total	246,911	266,750	490,436	473,331
Operating costs and expenses:
Cost of materials and other	128,125	176,360	254,221	302,554
Operating expenses (excluding depreciation and amortization)	28,476	20,284	52,691	37,827
Depreciation and amortization	22,469	12,948	42,233	22,809
Total cost of sales	179,070	209,592	349,145	363,190
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	480	705	1,005	1,269
General and administrative expenses	6,611	13,773	14,121	18,868
Depreciation and amortization	1,258	474	2,599	948
(Gain) loss on disposal of assets	(455)	—	(313)	12
Total operating costs and expenses	186,964	224,544	366,557	384,287
Operating income	59,947	42,206	123,879	89,044
Interest expense, net	35,099	16,812	67,680	31,062
Income from equity method investments	(7,285)	(7,073)	(13,601)	(14,099)
Other income, net	(19)	(2)	(21)	(3)
Total non-operating costs and expenses	27,795	9,737	54,058	16,960
Income before income tax expense	32,152	32,469	69,821	72,084
Income tax expense	256	305	558	406
Net income attributable to partners	31,896	32,164	69,263	71,678
Comprehensive income attributable to partners	$31,896	$32,164	$69,263	$71,678

EBITDA(1)	$92,780	$64,506	$185,938	$130,509
Net income per limited partner unit:
Basic	$0.73	$0.74	$1.59	$1.65
Diluted	$0.73	$0.74	$1.59	$1.65

Weighted average limited partner units outstanding:
Basic	43,577,428	43,475,931	43,573,716	43,473,746
Diluted	43,597,282	43,502,983	43,591,726	43,491,796
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
Effective in the fourth quarter 2022, we revised our reportable segments. The new reportable segments consist of Gathering and Processing, Wholesale Marketing and Terminalling, Storage and Transportation, and Investments in Pipeline Joint Ventures. The primary change in our segmentation as compared to prior presentations is that, now that we have substantially expanded our gathering activities, certain legacy gathering activities and operations are now managed as part of the Gathering and Processing segment. Additionally, we are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities.
Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
The table below presents a summary of our consolidated results of operations (in thousands). The discussion immediately following presents the consolidated results of operations.

Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Affiliate	$132,993	$124,366	$257,992	$248,120
Third-Party	113,918	142,384	232,444	225,211
Total Consolidated	246,911	266,750	490,436	473,331
Cost of materials and other	128,125	176,360	254,221	302,554
Operating expenses (excluding depreciation and amortization presented below)	28,956	20,989	53,696	39,096
General and administrative expenses	6,611	13,773	14,121	18,868
Depreciation and amortization	23,727	13,422	44,832	23,757
Other operating income, net	(455)	—	(313)	12
Operating income	$59,947	$42,206	$123,879	$89,044
Interest expense, net	35,099	16,812	67,680	31,062
Income from equity method investments	(7,285)	(7,073)	(13,601)	(14,099)
Other expense, net	(19)	(2)	(21)	(3)
Total non-operating expenses, net	27,795	9,737	54,058	16,960
Income before income tax expense	32,152	32,469	69,821	72,084
Income tax expense	256	305	558	406
Net income attributable to partners	$31,896	$32,164	$69,263	$71,678

Net Revenues
Q2 2023 vs. Q2 2022
Net revenues decreased by $19.8 million, or 7.4%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by the following:
•decreased revenue of $50.9 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.93 per gallon and $1.53 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 0.6 million gallons and 1.5 million gallons, respectively.
•partially offset by an increase in revenue as a result of our Delaware Gathering operations, which began in June 2022.
YTD 2023 vs. YTD 2022
Net revenues increased by $17.1 million, or 3.6%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by the following:
•increase in revenue as a result of our Delaware Gathering operations, which began in June 2022;

31 |

Management's Discussion and Analysis
•increase in volumes associated with Midland Gathering operations due to new connections finalized during 2022; and
•partially offset by decreased revenue of $66.3 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.58 per gallon and $0.79 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 3.4 million gallons and 2.4 million gallons, respectively.

Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other decreased by $48.2 million, or 27.4%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by the following:
•decrease in costs of materials and other of $53.2 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.32 per gallon and $0.12 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 0.6 million gallons and 1.5 million gallons, respectively.
•partially offset by increase in costs of materials and other as a result of our Delaware Gathering operations, which began in June 2022.
YTD 2023 vs. YTD 2022
Cost of materials and other decreased by $48.3 million, or 16.0%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•decrease in costs of materials and other of $69.4 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.27 per gallon and $0.11 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 3.4 million gallons and 2.4 million gallons, respectively.
•partially offset by increase in cost of materials and other as a result of our Delaware Gathering operations, which began in June 2022.

Operating Expenses
Q2 2023 vs. Q2 2022
Operating expenses increased by $8.0 million, or 38.0%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by incremental expenses associated with our Delaware Gathering operations which began in June 2022.
YTD 2023 vs. YTD 2022
Operating expenses increased by $14.6 million, or 37.3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by incremental expenses associated with our Delaware Gathering operations which began in June 2022.

General and Administrative Expenses
Q2 2023 vs. Q2 2022
General and administrative expenses decreased by $7.2 million, or 52.0%, in the second quarter of 2023 compared to the second quarter of 2022 primarily due to higher outside services associated with the Delaware Gathering Acquisition in the prior year.
YTD 2023 vs. YTD 2022
General and administrative expenses decreased by $4.7 million, or 25.2%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•higher outside services associated with the Delaware Gathering Acquisition in the prior year; and
•partially offset by lower allocated employee related expenses.

32 |

Management's Discussion and Analysis
Depreciation and Amortization
Q2 2023 vs. Q2 2022
Depreciation and amortization increased by $10.3 million, or 76.8%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by the following:
•depreciation amortization associated with assets acquired as part of the Delaware Gathering Acquisition; and
•deprecation associated with new projects in-serviced during the period.
YTD 2023 vs. YTD 2022
Depreciation and amortization increased by $21.1 million, or 88.7%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the Delaware Gathering Acquisition; and
•deprecation associated with new projects in-serviced during the period.

Interest Expense
Q2 2023 vs. Q2 2022
During the second quarter of 2023 we incurred $35.1 million of interest expense, compared to $16.8 million during the second quarter of 2022, an increase of $18.3 million, or 108.8%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility; and
•higher floating interest rates applicable to the DKL Credit Facility.
YTD 2023 vs. YTD 2022
During the six months ended June 30, 2023 we incurred $67.7 million of interest expense, compared to $31.1 million during the six months ended June 30, 2022, an increase of $36.6 million, or 117.9%. This increase was primarily driven by the following:
•increased borrowings under the DKL Credit Facility to fund the Delaware Gathering Acquisition; and
•higher floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q2 2023 vs. Q2 2022
We recognized income of $7.3 million from equity method investments during the second quarter of 2023 compared to $7.1 million for the second quarter of 2022, an increase of $0.2 million, or 3.0%. This increase was primarily driven by the following:
•increase in income from our Rio equity method investment due to higher throughput volumes and resulting revenue increases.
YTD 2023 vs. YTD 2022
During the six months ended June 30, 2023 we recognized income of $13.6 million from equity method investments, compared to $14.1 million during the six months ended June 30, 2022, a decrease of $0.5 million, or 3.5%. This decrease was primarily driven by the following:
•decrease in income from our Red River and CP LLC equity method investments; and
•partially offset by an increase from our Andeavor Logistics equity method investment due to higher throughput volumes and resulting revenue increases.

33 |

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
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the Greenville-Mount Pleasant Pipeline
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Midland Gathering Assets Acquisition
•assets acquired in the Delaware Gathering Acquisition
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and six months ended June 30, 2023 and 2022:

Gathering and Processing
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenues	$93,237	$64,826	$185,669	$106,870
Cost of materials and other	$21,857	$15,207	$44,881	$16,481
Operating expenses (excluding depreciation and amortization)	$20,631	$10,927	$34,853	$19,709
Segment EBITDA	$52,663	$38,497	$108,108	$70,578

Throughputs (average bpd)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
El Dorado Assets:
Crude pipelines (non-gathered)	61,260	84,699	62,131	78,818
Refined products pipelines to Enterprise Systems	44,966	64,821	49,957	62,186
El Dorado Gathering System	13,041	17,961	13,509	17,064
East Texas Crude Logistics System	30,666	19,942	26,690	18,010
Midland Gathering System	221,876	101,236	221,993	100,783
Plains Connection System	255,035	154,086	247,856	158,025

Delaware Gathering Assets Volumes
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
Natural Gas Gathering and Processing (Mcfd(2))	73,309	51,292	74,008	51,292
Crude Oil Gathering (bpd(3))	117,017	78,011	110,408	78,011
Water Disposal and Recycling (bpd(3))	127,195	57,625	107,848	57,625
(1) Volumes for the three and six months ended June 30, 2022 are for period from June 1 through June 30, 2022 we owned Delaware Gathering Assets.
(2) Mcfd - average thousand cubic feet per day.
(3) bpd - average barrels per day.

34 |

Management's Discussion and Analysis
Comparison of the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net Revenues
Q2 2023 vs. Q2 2022
Net revenues for the gathering and processing segment increased by $28.4 million, or 43.8%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•increase in revenue of $26.7 million as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in volumes associated with Midland Gathering operations due to new connections finalized during 2022.
YTD 2023 vs. YTD 2022
Net revenues for the gathering and processing segment increased by $78.8 million, or 73.7%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven primarily by the following:
•increase in revenue of $71.0 million as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in volumes associated with Midland Gathering operations due to new connections finalized during 2022.

Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other for the gathering and processing segment increased by $6.7 million, or 43.7%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•increase in cost of materials and other as a result of our Delaware Gathering operations which began in June 2022.
YTD 2023 vs. YTD 2022
Cost of materials and other for the gathering and processing segment increased by $28.4 million, or 172.3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven primarily by the following:
•increase in cost of materials and other as a result of our Delaware Gathering operations which began in June 2022.

Operating Expenses
Q2 2023 vs. Q2 2022
Operating expenses for the gathering and processing segment increased by $9.7 million, or 88.8%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•increase due to additional expenses associated with our Delaware Gathering operations, which began in June 2022.
YTD 2023 vs. YTD 2022
Operating expenses for the gathering and processing segment increased by $15.1 million, or 76.8%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•increase due to additional expenses associated with our Delaware Gathering operations, which began in June 2022.

EBITDA
Q2 2023 vs. Q2 2022
EBITDA increased by $14.2 million, or 36.8%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•additional EBITDA associated with the Delaware Gathering operations, which began in June 2022; and
•increase in throughput associated with new connections in our Midland Gathering operations.
YTD 2023 vs. YTD 2022
EBITDA increased by $37.5 million, or 53.2%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•additional EBITDA associated with the Delaware Gathering operations, which began in June 2022; and

35 |

Management's Discussion and Analysis
•increase in throughput associated with new connections in our Midland Gathering operations.

36 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties.
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2023 and 2022:

Wholesale Marketing and Terminalling
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenues	$118,827	$165,540	$231,136	$296,316
Cost of materials and other	$88,910	$143,185	$176,392	$250,017
Operating expenses (excluding depreciation and amortization presented below)	$3,848	$4,854	$8,456	$9,386
Segment EBITDA	$27,983	$18,807	$49,937	$39,541

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
East Texas - Tyler Refinery sales volumes (average bpd) (1)	69,310	63,502	52,158	67,021
Big Spring marketing throughputs (average bpd)	75,164	78,634	76,763	77,100
West Texas marketing throughputs (average bpd)	9,985	10,073	9,454	9,994
West Texas marketing gross margin per barrel	$3.23	$2.67	$2.89	$2.85
Terminalling throughputs (average bpd) (2)	134,323	130,002	113,926	136,808
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Comparison of the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net Revenues
Q2 2023 vs. Q2 2022
Net revenues for the wholesale marketing and terminalling segment decreased by $46.7 million, or 28.2%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•decreased revenue of $50.9 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.93 per gallon and $1.53 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 0.6 million gallons and 1.5 million gallons, respectively.
YTD 2023 vs. YTD 2022
Net revenues for the wholesale marketing and terminalling segment decreased by $65.2 million, or 22.0%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•decreased revenue of $66.3 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.58 per gallon and $0.79 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 3.4 million gallons and 2.4 million gallons, respectively.

37 |

Management's Discussion and Analysis
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and six months ended June 30, 2023 and 2022.

Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $54.3 million, or 37.9%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•decreased costs of materials and other of $53.2 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.32 per gallon and $0.12 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 0.6 million gallons and 1.5 million gallons, respectively.
YTD 2023 vs. YTD 2022
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $73.6 million, or 29.4%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•decreased costs of materials and other of $69.4 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.27 per gallon and $0.11 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 3.4 million gallons and 2.4 million gallons, respectively.

38 |

Management's Discussion and Analysis
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and six months ended June 30, 2023 and 2022. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q2 2023 vs. Q2 2022
Operating expenses for the wholesale marketing and terminalling segment decreased by $1.0 million, or 20.7%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•decrease in outside service costs.
YTD 2023 vs. YTD 2022
Operating expenses for the wholesale marketing and terminalling segment decreased by $0.9 million, or 9.9%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven primarily by the following:
•decrease in allocated employee related costs.

EBITDA
Q2 2023 vs. Q2 2022
EBITDA increased by $9.2 million, or 48.8%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by the following:
•Increase in terminalling throughputs and East Texas - Tyler refinery sales volumes;
•increase in gross margin per barrel associated with our West Texas operations; and
•partially offset by a decrease in volumes sold in our West Texas operations.
YTD 2023 vs. YTD 2022
EBITDA for the wholesale marketing and terminalling segment increased by $10.4 million, or 26.3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
•increase in gross margin per barrel associated with our West Texas operations; and
•partially offset by a decrease in volumes sold in our West Texas operations.

39 |

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
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and six months ended June 30, 2023 and 2022:

Storage and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$34,847	$36,384	$73,631	$70,145
Cost of materials and other	$17,333	$17,233	$35,937	$35,561
Operating expenses (excluding depreciation and amortization presented below)	$4,105	$4,766	$9,665	$8,942
Segment EBITDA	$14,978	$14,529	$28,400	$25,637

Comparison of the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Net Revenues
Q2 2023 vs. Q2 2022
Net revenues for the storage and transportation segment decreased by $1.5 million, or 4.2%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by the following:
•Decrease in trucking revenue primarily as a result of lower production at Delek Holding's refineries; and
•partially offset by an increase in storage revenue primarily due to rate increases.
YTD 2023 vs. YTD 2022
Net revenues for the storage and transportation segment increased by $3.5 million, or 5.0%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven primarily by the following:
•Increase in storage revenue primarily due to rate increases.

Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other for the storage and transportation segment increased by $0.1 million, or 0.6%, in the second quarter of 2023 compared to the second quarter of 2022.
YTD 2023 vs. YTD 2022
Cost of materials and other for the storage and transportation segment increased by $0.4 million, or 1.1%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

40 |

Management's Discussion and Analysis
Operating Expenses
Q2 2023 vs. Q2 2022
Operating expenses for the storage and transportation segment decreased by $0.7 million, or 13.9%, in the second quarter of 2023 compared to the second quarter of 2022, driven primarily by decrease in contract services.
YTD 2023 vs. YTD 2022
Operating expenses for the storage and transportation segment increased by $0.7 million, or 8.1%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by an increase in repairs and maintenance costs.

EBITDA
Q2 2023 vs. Q2 2022
EBITDA increased by $0.4 million, or 3.1%, in the second quarter of 2023 compared to the second quarter of 2022.
YTD 2023 vs. YTD 2022
EBITDA increased by $2.8 million, or 10.8%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by increase in storage revenue primarily due to rate increases.

41 |

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
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and six months ended June 30, 2023.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At June 30, 2023 our total liquidity amounted to $96.7 million comprised of $89.0 million in unused credit commitments under the DKL Credit Facility and $7.7 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We believe we were in compliance with the covenants in all our debt facilities as of June 30, 2023. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On July 26, 2023, the board of directors of our general partner declared a distribution of $1.035 per common unit (the "Distribution"), which equates to approximately $45.1 million per quarter, or approximately $180.4 million per year, based on the number of common units outstanding as of August 7, 2023. The Distribution will be paid on August 14, 2023 to common unitholders of record on August 7, 2023 and represents a 5.1% increase over the second quarter 2022 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

42 |

Management's Discussion and Analysis

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2022	$0.980	$42,604
June 30, 2022	$0.985	$42,832
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$63,802	$133,057
Net cash used in investing activities	(54,893)	(659,327)
Net cash (used in) provided by financing activities	(9,164)	535,788
Net (decrease) increase in cash and cash equivalents	$(255)	$9,518

Operating Activities
Net cash provided by operating activities decreased by $69.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The cash receipts from customer activities increased by $13.7 million and cash payments to suppliers and for allocations to Delek Holdings for salaries increased by $49.2 million. In addition, cash dividends received from equity method investments increased by $3.3 million and cash paid for debt interest increased by $37.1 million.
Investing Activities
Net cash used in investing activities decreased by $604.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the Delaware Gathering Acquisition, effective June 1, 2022, which was partially financed through borrowings under the DKL Credit Facility amounting to $621.8 million. There were no acquisitions during the six months ended June 30, 2023. In addition, there was a $2.4 million decrease in purchases of intangibles. Such decrease was partially offset by purchases of property, plant and equipment increased by $19.9 million primarily associated with growth projects in our gathering and processing segment.
Financing Activities
Net cash provided by financing activities decreased by $545.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by net borrowings under the revolving credit facility which decreased by $532.4 million, primarily associated with financing of the Delaware Gathering Acquisition in the prior year. Also contributing to the decrease was an increase in net payments on the term loan of $7.5 million and a $4.1 million increase in cash distributions paid.
Debt Overview
As of June 30, 2023, we had total indebtedness of $1,753.5 million. The increase of $83.2 million in our long-term debt balance compared to the balance at December 31, 2022 resulted from the borrowings under the DKL Credit Facility during the six months ended June 30, 2023. As of June 30, 2023, our total indebtedness consisted of:
•An aggregate principal amount of $811.0 million under the DKL Revolving Facility ("revolving credit facility"), due on October 13, 2027, with an average borrowing rate of 7.57%, which was amended and restated on October 13, 2022.
•An aggregate principal amount of $292.5 million, under the DKL Term Facility, due on October 13, 2024, with an average borrowing rate of 8.41%.
•An aggregate principal amount of $250.0 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.17%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.39%.
We believe we were in compliance with the covenants in all debt facilities as of June 30, 2023. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the six months ended June 30, 2023 and planned capital expenditures for the full year 2023 by segment and by major category:

(in thousands)	Full Year 2023 Forecast	Six Months Ended June 30, 2023
Gathering and Processing
Regulatory	$—	$—
Sustaining	—	—
Growth	59,975	51,666
Gathering and Processing Segment Total	$59,975	$51,666
Wholesale Marketing and Terminalling
Regulatory	$9,375	$79
Sustaining	—	(925)
Growth	6,125	1,250
Wholesale Marketing and Terminalling Segment Total	$15,500	$404
Storage and Transportation
Regulatory	$3,600	$1,148
Sustaining	2,200	2,263
Growth	—	—
Storage and Transportation Segment Total	$5,800	$3,411
Total Capital Spending	$81,275	$55,481

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

44 |

Management's Discussion and Analysis
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $1,103.5 million as of June 30, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2023 would be to change interest expense by approximately $11.0 million.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. During the first half of 2023, our results of operations were negatively affected by higher natural gas costs, higher labor costs and supply chain disruptions, in part, by the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue through fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

45 |

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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, none of the Partnership’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Partnership any securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

46 |

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Delek Logistics Partners, LP
By: Delek Logistics GP, LLC
Its General Partner

By: /s/ Avigal Soreq
Avigal Soreq
Director and President
(Principal Executive Officer)

By: /s/ Reuven Spiegel
Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Robert Wright
Robert Wright
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 8, 2023

47 |