Form 10-Q
period 2023-09-30
Delek Logistics Partners, LP
filed 2023-11-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2023, there were 43,596,444 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			48	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		48	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partner's Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		48	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	49	Item 6. Exhibits
		8	Note 2 - Acquisitions
		10	Note 3 - Related Party Transactions	50	Signatures
		12	Note 4 - Revenues
		13	Note 5 - Net Income Per Unit
		14	Note 6 - Long-Term Obligations
		15	Note 7 - Equity
		15	Note 8 - Equity Method Investments
		16	Note 9 - Segments
		19	Note 10 - Commitments and Contingencies
		19	Note 11 - Subsequent Events

20	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	31	Summary of Financial and Other Information
	32	Results of Operations
	43	Liquidity and Capital Resources

46	Item 3. Quantitative and Qualitative Disclosures about Market Risk

47	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,182	$7,970
Accounts receivable	41,271	53,314
Accounts receivable from related parties	67,089	—
Inventory	4,137	1,483
Other current assets	962	2,463
Total current assets	117,641	65,230
Property, plant and equipment:
Property, plant and equipment	1,306,172	1,240,684
Less: accumulated depreciation	(369,476)	(316,680)
Property, plant and equipment, net	936,696	924,004
Equity method investments	241,937	257,022
Customer relationship intangible, net	185,862	199,440
Marketing contract intangible, net	103,958	109,366
Rights-of-way, net	58,047	55,990
Goodwill	27,051	27,051
Operating lease right-of-use assets	20,983	24,788
Other non-current assets	17,289	16,408
Total assets	$1,709,464	$1,679,299
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$27,989	$57,403
Accounts payable to related parties	—	6,055
Current portion of long-term debt	15,000	15,000
Interest payable	16,889	5,308
Excise and other taxes payable	11,951	8,230
Current portion of operating lease liabilities	8,052	8,020
Accrued expenses and other current liabilities	5,483	6,202
Total current liabilities	85,364	106,218
Non-current liabilities:
Long-term debt, net of current portion	1,726,429	1,646,567
Operating lease liabilities, net of current portion	9,228	12,114
Asset retirement obligations	9,862	9,333
Other non-current liabilities	17,733	15,767
Total non-current liabilities	1,763,252	1,683,781
Equity (Deficit):
Common unitholders - public; 9,284,741 units issued and outstanding at September 30, 2023 (9,257,305 at December 31, 2022)	165,472	172,119
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at September 30, 2023 (34,311,278 at December 31, 2022)	(304,624)	(282,819)
Total deficit	(139,152)	(110,700)
Total liabilities and deficit	$1,709,464	$1,679,299

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues
Affiliate (1)	$156,411	$127,150	$414,403	$375,270
Third Party	119,413	166,875	351,857	392,086
Net revenues	275,824	294,025	766,260	767,356
Cost of sales:
Cost of materials and other - affiliate (1)	115,149	124,714	298,262	374,329
Cost of materials and other - third party	35,479	53,026	106,587	105,966
Operating expenses (excluding depreciation and amortization presented below)	32,611	25,065	85,302	62,892
Depreciation and amortization	23,261	19,067	65,494	41,876
Total cost of sales	206,500	221,872	555,645	585,063
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	392	836	1,397	2,105
General and administrative expenses	5,545	11,959	19,666	30,826
Depreciation and amortization	1,324	473	3,923	1,421
Gain on disposal of assets	(491)	(132)	(804)	(120)
Total operating costs and expenses	213,270	235,008	579,827	619,295
Operating income	62,554	59,017	186,433	148,061
Interest expense, net	36,901	22,559	104,581	53,621
Income from equity method investments	(9,296)	(8,567)	(22,897)	(22,666)
Other income, net	(3)	(36)	(24)	(39)
Total non-operating expenses, net	27,602	13,956	81,660	30,916
Income before income tax expense	34,952	45,061	104,773	117,145
Income tax expense	127	387	685	793
Net income attributable to partners	$34,825	$44,674	$104,088	$116,352
Comprehensive income attributable to partners	$34,825	$44,674	$104,088	$116,352

Net income per limited partner unit:
Basic	$0.80	$1.03	$2.39	$2.68
Diluted	$0.80	$1.03	$2.39	$2.67

Weighted average limited partner units outstanding:
Basic	43,588,316	43,485,779	43,578,636	43,477,801
Diluted	43,604,791	43,515,960	43,598,547	43,499,837

Cash distributions per common limited partner unit	$1.045	$0.990	$3.105	$2.955
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of June 30, 2023	$167,760	$(297,262)	$(129,502)
Cash distributions	(9,757)	(35,513)	(45,270)
Net income attributable to partners	7,412	27,413	34,825
Other	57	738	795
Balance as of September 30, 2023	$165,472	$(304,624)	$(139,152)

	Common - Public	Common - Delek Holdings	Total
Balance as of June 30, 2022	$168,611	$(285,070)	$(116,459)
Cash distributions	(9,229)	(33,797)	(43,026)
Net income attributable to partners	9,430	35,244	44,674
Other	99	455	554
Balance as of September 30, 2022	$168,911	$(283,168)	$(114,257)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2022	$172,119	$(282,819)	$(110,700)
Cash distributions	(28,695)	(105,679)	(134,374)
Net income attributable to partners	22,135	81,953	104,088
Other	(87)	1,921	1,834
Balance as of September 30, 2023	$165,472	$(304,624)	$(139,152)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2021	$166,067	$(270,059)	$(103,992)
Cash distributions	(26,779)	(101,251)	(128,030)
Net income attributable to partners	24,543	91,809	116,352
Delek Holdings unit sale to public	5,110	(5,110)	—
Other	(30)	1,443	1,413
Balance as of September 30, 2022	$168,911	$(283,168)	$(114,257)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$104,088	$116,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,417	43,297
Non-cash lease expense	7,407	13,584
Amortization of customer contract intangible assets	5,408	5,408
Amortization of deferred revenue	(1,331)	(1,332)
Amortization of deferred financing costs and debt discount	3,476	2,743
Income from equity method investments	(22,897)	(22,666)
Dividends from equity method investments	24,118	22,954
Other non-cash adjustments	2,312	1,784
Changes in assets and liabilities:
Accounts receivable	21,430	(9,108)
Inventories and other current assets	(2,290)	1,260
Accounts payable and other current liabilities	(29,180)	18,875
Accounts receivable/payable to related parties	(73,144)	108,747
Non-current assets and liabilities, net	1,816	(4,416)
Net cash provided by operating activities	110,630	297,482
Cash flows from investing activities:
Purchases of property, plant and equipment	(58,564)	(76,852)
Proceeds from sales of property, plant and equipment	1,036	143
Purchases of intangible assets	(2,583)	(4,702)
Business Combination, net of cash acquired	—	(625,413)
Distributions from equity method investments	4,477	1,737
Net cash used in investing activities	(55,634)	(705,087)
Cash flows from financing activities:
Distributions to common unitholders - public	(28,695)	(26,779)
Distributions to common unitholders - Delek Holdings	(105,679)	(101,251)
Proceeds from revolving facility	304,500	966,300
Payments on revolving facility	(213,800)	(417,400)
Payments on term loan debt	(11,250)	—
Deferred financing costs paid	(1,669)	(701)
Payments on financing lease liabilities	(2,191)	(1,911)
Net cash (used in) provided by financing activities	(58,784)	418,258
Net (decrease) increase in cash and cash equivalents	(3,788)	10,653
Cash and cash equivalents at the beginning of the period	7,970	4,292
Cash and cash equivalents at the end of the period	4,182	14,945

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$89,524	$37,890
Income taxes	$20	$43
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures and other	$10,084	$(1,019)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$4,764	$9,553

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
The Partnership is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). On April 8, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Partnership ("Delaware Gathering"), entered into a Membership Interest Purchase Agreement (the “3 Bear Purchase Agreement”) with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) (subsequently renamed to DKL Delaware Holding - NM, LLC), related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Acquisition”). The Delaware Gathering Acquisition was completed on June 1, 2022 (the "Acquisition Date").
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 1, 2023 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
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
New Accounting Pronouncements Adopted During 2023
ASU 2023-03 , Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)
In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718) (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the FASB Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. ASU 2023-03 does not provide any new guidance, so there is no transition or effective date. We adopted ASU 2023-03 in July 2023. There was no material impact on our condensed consolidated financial statements.

7 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounting Pronouncements Not Yet Adopted
ASU 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The main provision of ASU 2023-06 is to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Partnership is currently evaluating the provisions of the amendments and the impact on its future consolidated statements, but does not currently expect adopting this new guidance will have a material impact on its consolidated financial statements and related disclosures.

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
For the three and nine months ended September 30, 2023, we incurred no incremental direct acquisition and integration costs. For the three and nine months ended September 30, 2022, we incurred $4.2 million and $10.6 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income for these periods.
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per unit data)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net sales	$294,025	$865,874
Net income attributable to partners	$48,708	$114,100
Net income per limited partner unit:
Basic income per unit	$1.12	$2.62
Diluted income per unit	$1.12	$2.62

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
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There was no reimbursement by Delek Holdings during the three and nine months ended September 30, 2023. We were reimbursed a nominal amount by Delek Holdings during the nine months ended September 30, 2022, with no such reimbursements during the three months ended September 30, 2022. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2023 and December 31, 2022, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expenses. There were no reimbursements for these matters in each of the three and nine month periods ended September 30, 2023 and 2022.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2023. Total fees paid to the Partnership were $0.4 million for both the three months ended September 30, 2023 and 2022, respectively, and $1.2 million for both the nine months ended September 30, 2023 and 2022, respectively, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into the Related Party Revolving Credit Facility (as defined below) with Delek Holdings. See Note 6 - Long-Term Obligations for further information.
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
A summary of revenue, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$156,411	$127,150	$414,403	$375,270
Purchases	$115,149	$124,714	$298,262	$374,329
Operating and maintenance expenses	$15,944	$16,478	$47,742	$39,741
General and administrative expenses	$3,233	$4,556	$11,112	$10,708

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 9, 2023	$34,998
May 15, 2023	$35,169
August 14, 2023	$35,512
November 13, 2023 (1)	$35,855
Total	$141,534

February 8, 2022	$33,829
May 12, 2022	$33,625
August 11, 2022	$33,797
November 10, 2022	$33,968
Total	$135,219
(1) On October 25, 2023, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$14,929	$—	$3,507	$18,436
Service Revenue - Affiliate (1)	1,743	13,975	9,723	25,441
Product Revenue - Third Party	24,477	76,500	—	100,977
Product Revenue - Affiliate	3,776	43,475	—	47,251
Lease Revenue - Affiliate	49,900	13,160	20,659	83,719
Total Revenue	$94,825	$147,110	$33,889	$275,824

	Three Months Ended September 30, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$17,401	$—	$3,939	$21,340
Service Revenue - Affiliate (1)	4,050	9,076	—	13,126
Product Revenue - Third Party	42,832	102,703	—	145,535
Product Revenue - Affiliate	2,592	24,185	—	26,777
Lease Revenue - Affiliate	41,735	11,901	33,611	87,247
Total Revenue	$108,610	$147,865	$37,550	$294,025

	Nine Months Ended September 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$45,378	$—	$6,916	$52,294
Service Revenue - Affiliate (1)	8,165	34,132	44,667	86,964
Product Revenue - Third Party	77,754	221,809	—	299,563
Product Revenue - Affiliate	12,119	86,625	—	98,744
Lease Revenue - Affiliate	137,078	35,680	55,937	228,695
Total Revenue	$280,494	$378,246	$107,520	$766,260

	Nine Months Ended September 30, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$20,691	$—	$10,744	$31,435
Service Revenue - Affiliate (1)	12,065	25,863	—	37,928
Product Revenue - Third Party	60,474	300,177	—	360,651
Product Revenue - Affiliate	5,555	82,774	—	88,329
Lease Revenue - Affiliate	116,695	35,367	96,951	249,013
Total Revenue	$215,480	$444,181	$107,695	$767,356
(1) Net of $1.8 million of amortization expense for both the three months ended September 30, 2023 and 2022 and $5.4 million for the nine months ended September 30, 2023 and 2022, related to a customer contract intangible asset recorded in the wholesale marketing and terminalling segment.

As of September 30, 2023, we expect to recognize approximately $1.2 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Our unfulfilled performance obligations as of September 30, 2023 were as follows (in thousands):

Remainder of 2023	$81,164
2024	234,385
2025	205,116
2026	196,025
2027 and thereafter	464,925
Total expected revenue on remaining performance obligations	$1,181,615

5. Net Income per Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units. Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of September 30, 2023, the only potentially dilutive units outstanding consist of unvested phantom units.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to partners	$34,825	$44,674	$104,088	$116,352
Less: Limited partners' distribution	45,558	43,057	135,334	128,493
Earnings in (deficit) excess of distributions	$(10,733)	$1,617	$(31,246)	$(12,141)

Limited partners' earnings on common units:
Distributions	$45,558	$43,057	$135,334	$128,493
Allocation of earnings in (deficit) excess of distributions	(10,733)	1,617	(31,246)	(12,141)
Total limited partners' earnings on common units	$34,825	$44,674	$104,088	$116,352

Weighted average limited partner units outstanding:
Basic	43,588,316	43,485,779	43,578,636	43,477,801
Diluted	43,604,791	43,515,960	43,598,547	43,499,837

Net income per limited partner unit:
Basic	$0.80	$1.03	$2.39	$2.68
Diluted (1)	$0.80	$1.03	$2.39	$2.67
(1) Outstanding common units totaling 48,597 and 35,519 were excluded from the diluted earnings per unit calculation for the three and nine months ended September 30, 2023, respectively. There were no outstanding common units excluded from the diluted earnings per unit calculation for the three months ended September 30, 2022. Outstanding common units totaling 3,862 were excluded from the diluted earnings per unit calculation for the nine months ended September 30, 2022.

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	September 30, 2023	December 31, 2022
DKL Revolving Facility	$811,200	$720,500
DKL Term Facility	288,750	300,000
2028 Notes	400,000	400,000
2025 Notes	250,000	250,000
Principal amount of long-term debt	1,749,950	1,670,500
Less: Unamortized discount and deferred financing costs	8,521	8,933
Total debt, net of unamortized discount and deferred financing costs	1,741,429	1,661,567
Less: Current portion of long-term debt and notes payable	15,000	15,000
Long-term debt, net of current portion	$1,726,429	$1,646,567

DKL Credit Facility
The DKL Term Facility principal of $300.0 million was drawn on October 13, 2022. On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (together, the “Amendments”) to the DKL Credit Facility to extend the maturity of the Term Loan Facility to April 15, 2025. In addition, the Amendments added a maturity acceleration clause which will accelerate the maturity of the DKL Term Loan Facility to 180 days prior to the stated maturity date of the 2025 Notes if any of the 2025 Notes remain outstanding on that date. This senior secured facility requires four quarterly amortization payments of $3.8 million in 2023, four quarterly amortization payments of $7.5 million in 2024 and one quarterly amortization payment of $7.5 million in 2025 with final maturity and principal due on April 15, 2025. At the Partnership's option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin is 2.50% for the first year of the DKL Term Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At September 30, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.92% and 7.92%, respectively. The effective interest rate was 9.48% as of September 30, 2023.
The DKL Revolving Facility has a total capacity of $900.0 million, including up to $115.0 million for letters of credit and $25.0 million in swing line loans. This facility has a maturity date of October 13, 2027 which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date. On November 6, 2023, the Partnership entered into the Amendments which among other things: (i) increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $150.0 million, resulting in aggregate lender commitments under the DKL Revolving Credit Facility in an amount of $1.050 billion and (ii) increased the limit allowed for general unsecured debt (as defined in the DKL Credit Facility) by an amount equal to $95.0 million, resulting in an unsecured general debt limit of $150.0 million.
The DKL Revolving Facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.50% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% or 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. As of September 30, 2023 and December 31, 2022, the weighted average interest rate was 8.45% and 7.55%, respectively. There were no letters of credit outstanding as of September 30, 2023 or December 31, 2022.
The obligations under the 2022 DKL Credit Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying values of outstanding borrowings under the 2022 DKL Credit Facility as of September 30, 2023 and December 31, 2022 approximate their fair values.
Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of September 30, 2023, we were in compliance with covenants on all of our debt instruments.
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into a certain Promissory Note (the “Related Party Revolving Credit Facility”) with Delek Holdings. The Related Party Revolving Credit Facility provides for revolving borrowings with aggregate commitments of $70.0 million comprised of a (i) $55.0 million senior tranche and a (ii) $15.0 million subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Partnership and Delek Holdings reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Related Party Revolving Credit Facility will bear interest at Term SOFR (as defined in the Related Party Revolving Credit Facility) plus 3.00%. The Related Party Revolving Credit Facility proceeds will be used for the Partnership’s working capital purposes and other general corporate purposes. The Related Party Revolving Credit Facility will mature on June 30, 2028. The Related Party Revolving Credit Facility contains certain affirmative covenants, mandatory prepayments and events of

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
default that the Partnership considers to be customary for an arrangement of this sort. The obligations under the Related Party Revolving Credit Facility are unsecured.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of September 30, 2023, the effective interest rate was 7.39%. The estimated fair value of the 2028 Notes was $365.5 million and $359.7 million as of September 30, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. The 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of September 30, 2023, the effective interest rate was 7.18%. The estimated fair value of the 2025 Notes was $245.6 million and $243.4 million as of September 30, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

7. Equity
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2022 through September 30, 2023.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2022	9,257,305	34,311,278	43,568,583
Unit-based compensation awards (2)	27,436	—	27,436
Balance at September 30, 2023	9,284,741	34,311,278	43,596,019
(1) As of September 30, 2023, Delek Holdings owned a 78.7% limited partner interest in us.
(2) Unit-based compensation awards are presented net of 10,714 units withheld for taxes as of September 30, 2023.

Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2022	$0.980	$42,604
June 30, 2022	$0.985	$42,832
September 30, 2022	$0.990	$43,057
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558

8. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas with capacity of 235,000 bpd.
Summarized financial information for Red River on a 100% basis is shown below (in thousands):

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of September 30, 2023	As of December 31, 2022
Current Assets	$35,187	$33,365
Non-current Assets	$388,231	$394,267
Current liabilities	$8,544	$5,144

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$26,892	$25,340	$65,299	$69,475
Gross profit	$17,745	$17,210	$41,468	$46,476
Operating income	$17,564	$15,469	$40,912	$44,381
Net income	$17,748	$15,509	$41,441	$44,386

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
Combined summarized financial information for these two equity method investees on a 100% basis is shown below (in thousands):

	As of September 30, 2023	As of December 31, 2022
Current assets	$22,421	$18,888
Non-current assets	$223,532	$231,898
Current liabilities	$2,855	$1,973

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$14,330	$11,949	$39,501	$32,402
Gross profit	$9,275	$7,014	$25,219	$18,472
Operating income	$8,331	$6,284	$22,255	$16,474
Net Income	$8,486	$6,306	$22,637	$16,501

The Partnership's investments in these three entities were financed through a combination of cash from operations and borrowings under the DKL Credit Facility. The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of September 30, 2023	As of December 31, 2022
Red River	$140,939	$149,635
CP LLC	60,112	64,056
Andeavor Logistics	40,886	43,331
Total Equity Method Investments	$241,937	$257,022

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

16 |

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

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$55,419	$70,610	$30,382	$—	$—	$156,411
Third party	39,406	76,500	3,507	—	—	119,413
Total revenue	$94,825	$147,110	$33,889	$—	$—	$275,824

Segment EBITDA	$52,906	$28,135	$17,914	$9,288	$(10,002)	$98,241
Depreciation and amortization	19,263	1,769	2,704	—	849	24,585
Amortization of customer contract intangible	—	1,803	—	—	—	1,803
Interest expense, net	—	—	—	—	36,901	36,901
Income tax expense						127
Net income						$34,825

Capital spending	$12,002	$2,123	$522	$—	$—	$14,647

	Three Months Ended September 30, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$48,377	$45,162	$33,611			$127,150
Third party	60,233	102,703	3,939	—	—	166,875
Total revenue	$108,610	$147,865	$37,550	$—	$—	$294,025

Segment EBITDA	$56,551	$20,272	$14,575	$8,567	$(11,003)	$88,962
Depreciation and amortization	17,779	1,628	2,087	—	(1,954)	19,540
Amortization of customer contract intangible	—	1,802	—	—	—	1,802
Interest expense, net	—	—	—	—	22,559	22,559
Income tax expense						387
Net income						$44,674

Capital spending	$30,895	$1,065	$—	$—	$—	$31,960

	Nine Months Ended September 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$157,362	$156,437	$100,604	$—	$—	$414,403
Third party	123,132	221,809	6,916	—	—	351,857
Total revenue	$280,494	$378,246	$107,520	$—	$—	$766,260

Segment EBITDA	$161,014	$78,071	$46,316	$22,889	$(24,111)	$284,179
Depreciation and amortization	54,511	5,338	7,109	—	2,459	69,417
Amortization of customer contract intangible	—	5,408	—	—	—	5,408
Interest expense, net	—	—	—	—	104,581	104,581
Income tax expense						685
Net income						$104,088

Capital spending	$62,168	$2,527	$3,933	$—	$—	$68,628

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate	$134,315	$144,004	$96,951	$—	$—	$375,270
Third party	81,165	300,177	10,744	—	—	392,086
Total revenue	$215,480	$444,181	$107,695	$—	$—	$767,356

Segment EBITDA	$127,129	$59,813	$40,212	$22,666	$(30,349)	$219,471
Depreciation and amortization	32,260	4,674	6,363	—	—	43,297
Amortization of customer contract intangible	—	5,408	—	—	—	5,408
Interest expense, net	—	—	—	—	53,621	53,621
Income tax expense						793
Net income						$116,352

Capital spending	$66,388	$1,384	$—	$—	$—	$67,772

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

11. Subsequent Events
Distribution Declaration
On October 25, 2023, our general partner's board of directors declared a quarterly cash distribution of $1.045 per unit, payable on November 13, 2023, to unitholders of record on November 6, 2023.

19 |

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
The Partnership announces material information to the public about the Partnership, its products and services and other matters through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, the Partnership's website (www.deleklogistics.com), the investor relations section of the website (ir.deleklogistics.com), the news section of its website (www.deleklogistics.com/news), and/or social media, including its X (formerly known as Twitter) account (@DelekLogistics). The Partnership encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
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

20 |

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

21 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership primarily owns and operates crude oil, intermediate and refined products logistics and marketing assets as well as crude oil and natural gas gathering and water processing assets. We gather, transport, offload and store crude oil and intermediate products and market, distribute, transport and store refined products primarily in select regions of the southeastern United States and Texas for Delek Holdings and third parties. In June 2022, our DKL Delaware Gathering, LLC subsidiary ("Delaware Gathering") acquired 100% of the interest in 3 Bear Delaware Holding – NM, LLC ("3 Bear") (subsequently renamed to DKL Delaware Holding - NM, LLC), which expands our third-party revenue and includes crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Business"). As we continue the process of integrating these operations into our existing businesses and assessing the long-term impact to our business, management (including the designated Chief Operating Decision Maker or “CODM”) has changed the way that the business is managed and reviewed, including from a financial reporting perspective. As a result, effective in the fourth quarter 2022, we have revised our reportable segments accordingly. The new reportable segments consist of Gathering and Processing, Wholesale Marketing and Terminalling, Storage and Transportation, and Investments in Pipeline Joint Ventures. The primary change in our segmentation as compared to prior presentations is that, now that we have substantially expanded our gathering activities, certain legacy gathering activities and operations are now managed as part of the Gathering and Processing segment. Additionally, we are also now segregating out certain non-segment specific costs and expenses and, when applicable, immaterial operating segments that may not fit into our existing reportable segments as Corporate and Other activities. A substantial portion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our pipeline usage and gathered crude oil barrels are contracted either primarily or exclusively to Delek Holdings in support of its Tyler, El Dorado and Big Spring refineries.
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
Business and Economic Environment Overview
During much of nine months ended September 30, 2023, domestic markets have experienced an elevated hydrocarbon pricing environment that has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, the successful integration of Delaware Gathering further diversifies our logistics customer base to include significantly more third-party customers, and it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of integrating our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire Delek Logistics system. While we experienced a $12.3 million decrease in net income for the nine months ended September 30, 2023, our EBITDA (as defined in "Non GAAP Measures" section below) increased $64.7 million in 2023 as compared to 2022. Our gathering and processing segment which had segment EBITDA of $161.0 million in 2023 compared to $127.1 million in 2022, benefited from additional EBITDA associated with the Delaware Gathering Acquisition as well as rate increases and new connections in our Midland Gathering operations. Our wholesale marketing and terminalling segment saw a $18.3 million increase in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures increased by $0.2 million. See the “Results of Operations” section below for further discussion.
Looking forward, concerns about inflation and a possible economic downturn as well as initiatives to reduce carbon footprints through energy transition to renewables have softened the forward demand expectations for hydrocarbons and natural gas. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Furthermore, the Partnership benefited from inflationary-linked rate increases effective July 1, 2023, as discussed further below. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, as we look forward to the fourth quarter of 2023, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.

22 |

Management's Discussion and Analysis
Contractual Rate Adjustments to Keep Pace with Inflation
On July 1, 2023, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased by approximately 13.3%, which was the amount of the change in the FERC oil pipeline index. The tariff on FERC regulated system acquired from Delaware Gathering (formerly 3 Bear) was adjusted as of January 1, 2023, but adjustments under agreements already in place will be capped at 3.0%. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 17.6% and the fees that are subject to adjustments using the producer price index increased approximately 18.9%. These adjustments allow us to maintain compliance with FERC regulations as well as to ensure that our results are reflective of current market conditions.

23 |

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

Gathering and Processing
The operational assets in our gathering and processing segment, consist of assets acquired in connection with the Midland Gathering Assets Acquisition, including approximately 200 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 650,000 barrels and applicable rights-of-way assets, as well as operational assets we acquired in connection with the Delaware Gathering Acquisition, consist of approximately 485 miles of pipelines, 88 million cubic feet ("MMCf") per day ("MMCf/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity located primarily in the Delaware Basin (“Delaware Gathering Assets”). The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Permian Basin. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. While we do not take ownership of gas that is gathered, we sell the processed gas at a market price which we remit to the producer, net of our fees. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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

24 |

Management's Discussion and Analysis

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on maintaining stable cash flows and to grow the quarterly distributions paid to our unitholders over time. To that end, we have been focused on growing our asset base within our geographic area through acquisitions, project development, joint ventures, enhancing our existing systems and lowering our carbon footprint, as we continue to evaluate ways to provide Delek Holdings with logistics services and look for ways to reduce our reliance on Delek Holdings as our primary customer.
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
◦Pursue Acquisitions. Pursue strategic acquisitions that both complement our existing assets and provide attractive returns for our unitholders, with a focus on expanding our third-party business. Leverage our current asset base, and our knowledge of the regional markets in which we operate, to target and complete attractive third-party acquisitions, which will enhance our third-party revenues and margin, further diversifying our customer and product mix.
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

25 |

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

Financing
The Partnership anticipates paying a cash distribution to its unitholders at a distribution rate of $1.045 per unit for the quarter ended September 30, 2023 ($4.180 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash

26 |

Management's Discussion and Analysis
(as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 7 to the accompanying condensed consolidated financial statements for further discussion.
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
•The Caddo Pipeline provides crude oil logistics connectivity for shippers from Longview, Texas area to Shreveport, Louisiana area; and
•The Red River Pipeline provides crude oil transportation and optionality from Cushing, Oklahoma to Longview, Texas area and connectivity to our Caddo JV along with the Partnership's Paline pipeline for access to Gulf Coast markets. It also has additional expansion optionality.
Market Trends
Fluctuations in crude oil, natural gas and NGL prices and the prices of related refined and other hydrocarbon products impact operations in the midstream energy sector. For example, the prices of each of these products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Exploration and production activities have a direct impact on volumes transported through our gathering assets in the geologic basins in which we operate. Additionally, the demand for hydrocarbon-based refined products and related crack spreads significantly impact production decisions of our refining customers and likewise throughputs on our pipelines and other logistics assets. Finally, fluctuations in demand and commodity prices for refined products, as well as the value attributable to RINs, directly impacts our wholesale marketing operations, where we are subject to short-term commodity price fluctuations at the rack.
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

27 |

Management's Discussion and Analysis

28 |

Management's Discussion and Analysis
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

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

Reconciliation of net income to EBITDA (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$34,825	$44,674	$104,088	$116,352
Add:
Income tax expense	127	387	685	793
Depreciation and amortization	24,585	19,540	69,417	43,297
Amortization of customer contract intangible assets	1,803	1,802	5,408	5,408
Interest expense, net	36,901	22,559	104,581	53,621
EBITDA	$98,241	$88,962	$284,179	$219,471

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$46,828	$164,425	$110,630	$297,482
Changes in assets and liabilities	16,439	(94,450)	81,368	(115,358)
Distributions from equity method investments in investing activities	3,037	—	4,477	1,737
Non-cash lease expense	(2,960)	(2,100)	(7,407)	(13,584)
Regulatory capital expenditures (1)	(2,069)	(2,143)	(5,924)	(3,183)
(Refund to) reimbursement from Delek Holdings for capital expenditures (2)	(69)	19	942	5
Accretion of asset retirement obligations	(177)	(168)	(529)	(415)
Deferred income taxes	(124)	(76)	(753)	(76)
Gain on disposal of assets	491	132	804	120
Distributable cash flow	$61,396	$65,639	$183,608	$166,728

29 |

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

(2)
For the three and nine months ended September 30, 2023 and 2022, Delek Holdings reimbursed us for certain capital expenditures pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our accompanying condensed consolidated financial statements).

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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Gathering and Processing	$94,825	$108,610	$280,494	$215,480
Wholesale marketing and terminalling	147,110	147,865	378,246	444,181
Storage and transportation	33,889	37,550	107,520	107,695
Total	275,824	294,025	766,260	767,356
Cost of materials and other	150,628	177,740	404,849	480,295
Operating expenses (excluding depreciation and amortization presented below)	33,003	25,901	86,699	64,997
General and administrative expenses	5,545	11,959	19,666	30,826
Depreciation and amortization	24,585	19,540	69,417	43,297
Gain on disposal of assets	(491)	(132)	(804)	(120)
Operating income	$62,554	$59,017	$186,433	$148,061
Interest expense, net	36,901	22,559	104,581	53,621
Income from equity method investments	(9,296)	(8,567)	(22,897)	(22,666)
Other income, net	(3)	(36)	(24)	(39)
Total non-operating expenses, net	27,602	13,956	81,660	30,916
Income before income tax expense	34,952	45,061	104,773	117,145
Income tax expense	127	387	685	793
Net income attributable to partners	$34,825	$44,674	$104,088	$116,352
Comprehensive income attributable to partners	$34,825	$44,674	$104,088	$116,352

EBITDA(2)	$98,241	$88,962	$284,179	$219,471
Net income per limited partner unit:
Basic	$0.80	$1.03	$2.39	$2.68
Diluted	$0.80	$1.03	$2.39	$2.67

Weighted average limited partner units outstanding:
Basic	43,588,316	43,485,779	43,578,636	43,477,801
Diluted	43,604,791	43,515,960	43,598,547	43,499,837
(1) This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations.
(2) For a definition of EBITDA, please see "Non-GAAP Measures" above.

We report operating results in four reportable segments:
•Gathering and Processing
•Wholesale Marketing and Terminalling
•Storage and Transportation
•Investments in Pipeline Joint Ventures
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment EBITDA.
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

31 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net Revenues
Q3 2023 vs. Q3 2022
Net revenues decreased by $18.2 million, or 6.2%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•decrease in revenue in our Delek Delaware Gathering operations of $17.2 million primarily due to a decrease in natural gas prices which declined from an average of $8.20 MMBtu during the third quarter of 2022 to $2.54 MMBtu in the third quarter of 2023, slightly offset by increases in water, crude oil and natural gas volumes;
•decreased revenue of $3.6 million in our West Texas marketing operations primarily driven by decreases in the average diesel sales prices per gallon, partially offset by an increase in the volumes sold:
◦the average sales prices per gallon of diesel sold decreased by $0.56 per gallon; and
◦the volumes of gasoline sold increased by 5.3 million gallons, partially offset by a 1.2 million decrease of diesel gallons sold.
Such decreases were partially offset by the following:
•increase in throughput associated with Midland Gathering operations primarily due to new connections finalized during 2022.
YTD 2023 vs. YTD 2022
Net revenues decreased by $1.1 million, or 0.1%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by the following:
•decreased revenue of $66.7 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the volumes of gasoline and diesel sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.39 per gallon and $0.71, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 1.9 million increase in gallons of gasoline sold.
Such decreases were partially offset by the following:
•increase in revenue as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in volumes associated with Midland Gathering operations primarily due to new connections finalized during 2022.

Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other decreased by $27.1 million, or 15.3%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•decrease of $16.9 million primarily as a result of a decrease in natural gas prices impacting our Delaware Gathering operations;
•decrease of $4.3 million primarily due to a decrease in trucking activity; and
•decrease in costs of materials and other of $7.3 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon, partially offset by an increase in the gasoline volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.41 per gallon and $0.52 per gallon, respectively; and
◦the volumes of gasoline sold increased by 5.3 million gallons, partially offset by a 1.2 million decrease of diesel gallons sold.
YTD 2023 vs. YTD 2022
Cost of materials and other decreased by $75.4 million, or 15.7%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•decrease in costs of materials and other of $78.4 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the volumes of diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.55 per gallon and $0.74 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 1.9 million increase in gallons of gasoline sold.

32 |

Management's Discussion and Analysis
Such decreases were partially offset by the following:
•increase in cost of materials and other as a result of our Delaware Gathering operations, which began in June 2022.

Operating Expenses
Q3 2023 vs. Q3 2022
Operating expenses increased by $7.1 million, or 27.4%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•increase in variable expenses due to higher throughput; and
•increase in operating expenses due to one time credit received in the third quarter of 2022.
YTD 2023 vs. YTD 2022
Operating expenses increased by $21.7 million, or 33.4%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by incremental expenses associated with our Delaware Gathering operations which began in June 2022.

General and Administrative Expenses
Q3 2023 vs. Q3 2022
General and administrative expenses decreased by $6.4 million, or 53.6%, in the third quarter of 2023 compared to the third quarter of 2022 primarily due to higher outside services associated with the Delaware Gathering Acquisition in the prior year.
YTD 2023 vs. YTD 2022
General and administrative expenses decreased by $11.2 million, or 36.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•higher outside services associated with the Delaware Gathering Acquisition in the prior year; and
•partially offset by lower allocated employee related expenses.

Depreciation and Amortization
Q3 2023 vs. Q3 2022
Depreciation and amortization increased by $5.0 million, or 25.8%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•depreciation amortization associated with assets acquired as part of the Delaware Gathering Acquisition; and
•deprecation associated with new projects in-serviced during the period.
YTD 2023 vs. YTD 2022
Depreciation and amortization increased by $26.1 million, or 60.3%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the Delaware Gathering Acquisition; and
•deprecation associated with new projects in-serviced during the period.

Interest Expense
Q3 2023 vs. Q3 2022
Interest expense increased by $14.3 million, or 63.6%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•increased borrowings under the DKL Credit Facility; and
•higher floating interest rates applicable to the DKL Credit Facility.
YTD 2023 vs. YTD 2022
Interest expense increased by $51.0 million, or 95.0%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:

33 |

Management's Discussion and Analysis
•increased borrowings under the DKL Credit Facility to fund the Delaware Gathering Acquisition; and
•higher floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
Q3 2023 vs. Q3 2022
Income from equity method investments increased by $0.7 million, or 8.5%, in the third quarter of 2023 compared to the third quarter of 2022.
YTD 2023 vs. YTD 2022
Income from equity method investments increased by $0.2 million, or 1.0%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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
•the East Texas Crude Logistics System
•the Tyler-Big Sandy Pipeline
•the Greenville-Mount Pleasant Pipeline
•refined product pipeline capacity leased from Enterprise TE Products Pipeline Company ("Enterprise") that runs from El Dorado, Arkansas to our Memphis terminal and the Big Spring Pipeline
•pipelines acquired in the Big Spring Logistics Assets Acquisition
•assets acquired in the Midland Gathering Assets Acquisition
•assets acquired in the Delaware Gathering Acquisition
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and nine months ended September 30, 2023 and 2022:

Gathering and Processing
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenues	$94,825	$108,610	$280,494	$215,480
Cost of materials and other	$20,676	$36,606	$65,557	$53,087
Operating expenses (excluding depreciation and amortization)	$20,733	$14,775	$55,586	$34,484
Segment EBITDA	$52,906	$56,551	$161,014	$127,129

Throughputs (average bpd)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
El Dorado Assets:
Crude pipelines (non-gathered)	70,153	87,653	64,835	81,795
Refined products pipelines to Enterprise Systems	63,991	65,761	54,686	63,391
El Dorado Gathering System	14,774	14,354	13,935	16,150
East Texas Crude Logistics System	36,298	23,960	29,928	20,015
Midland Gathering System	248,443	121,304	230,907	107,699
Plains Connection System	250,550	184,254	248,763	166,864

Delaware Gathering Assets Volumes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022 (1)
Natural Gas Gathering and Processing (Mcfd(2))	69,737	64,429	72,569	61,198
Crude Oil Gathering (bpd(3))	111,973	86,483	110,935	84,497
Water Disposal and Recycling (bpd(3))	99,158	69,411	104,920	66,043
(1) Volumes for the nine months ended September 30, 2022 are for period from June 1 through September 30, 2022 we owned Delaware Gathering Assets.
(2) Mcfd - average thousand cubic feet per day.
(3) bpd - average barrels per day.

35 |

Management's Discussion and Analysis
Comparison of the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net Revenues
Q3 2023 vs. Q3 2022
Net revenues for the gathering and processing segment decreased by $13.8 million, or 12.7%, in the third quarter of 2023 compared to the third quarter of 2022, driven primarily by the following:
•decrease in revenue our Delek Delaware Gathering operations of $17.2 million primarily due to decrease in natural gas prices which declined from an average of $8.20 MMBtu during the third quarter of 2022 to $2.54 MMBtu in the third quarter of 2023, slightly offset by increases in water, crude oil and natural gas volumes;
•such decrease was partially offset by increase in throughput associated with Midland Gathering operations primarily due to new connections finalized during 2022.
YTD 2023 vs. YTD 2022
Net revenues for the gathering and processing segment increased by $65.0 million, or 30.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven primarily by the following:
•incremental revenues of as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in throughput associated with Midland Gathering operations primarily due to new connections finalized during 2022.

Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other for the gathering and processing segment decreased by $15.9 million, or 43.5%, in the third quarter of 2023 compared to the third quarter of 2022, driven primarily by the following:
•decrease in cost of materials and other primarily as a result of decrease in natural gas prices impacting our Delaware Gathering operations.
YTD 2023 vs. YTD 2022
Cost of materials and other for the gathering and processing segment increased by $12.5 million, or 23.5%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven primarily by the following:
•incremental cost of materials and other as a result of our Delaware Gathering operations which began in June 2022.

Operating Expenses
Q3 2023 vs. Q3 2022
Operating expenses for the gathering and processing segment increased by $6.0 million, or 40.3%, in the third quarter of 2023 compared to the third quarter of 2022, driven primarily by the following:
•increase in variable expenses due to higher throughput; and
•increase in operating expenses due to one time credit received in the third quarter of 2022.
YTD 2023 vs. YTD 2022
Operating expenses for the gathering and processing segment increased by $21.1 million, or 61.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•increase due to additional expenses associated with our Delaware Gathering operations, which began in June 2022.

EBITDA
Q3 2023 vs. Q3 2022
EBITDA decreased by $3.6 million, or 6.4%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•increase in operating expenses due to a one time credit received in the third quarter of 2022.

36 |

Management's Discussion and Analysis
YTD 2023 vs. YTD 2022
EBITDA increased by $33.9 million, or 26.7%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•additional EBITDA associated with the Delaware Gathering operations, which began in June 2022; and
•increase in throughput associated with new connections in our Midland Gathering operations.

37 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
We use our wholesale marketing and terminalling assets to generate revenue by providing wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties.
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2023 and 2022:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenues	$147,110	$147,865	$378,246	$444,181
Cost of materials and other	$115,702	$122,612	$292,094	$372,629
Operating expenses (excluding depreciation and amortization presented below)	$4,990	$5,750	$13,447	$15,136
Segment EBITDA	$28,135	$20,272	$78,071	$59,813

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
East Texas - Tyler Refinery sales volumes (average bpd) (1)	69,178	65,396	57,894	66,473
Big Spring marketing throughputs (average bpd)	81,617	74,238	78,399	76,135
West Texas marketing throughputs (average bpd)	10,692	10,082	9,871	10,023
West Texas marketing gross margin per barrel	$4.56	$4.23	$5.43	$3.84
Terminalling throughputs (average bpd) (2)	121,430	142,003	116,455	138,558
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Comparison of the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net Revenues
Q3 2023 vs. Q3 2022
Net revenues for the wholesale marketing and terminalling segment decreased by $0.8 million, or 0.5%, in the third quarter of 2023 compared to the third quarter of 2022, driven primarily by the following:
•decreased revenue of $3.6 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon of diesel, partially offset by an increase in the volumes sold:
◦the average sales prices per gallon of diesel sold decreased by $0.56 per gallon; and
◦the volumes of gasoline increased by 5.3 million gallons, partially offset by a 1.2 million decrease of diesel gallons sold.
Such decreases were partially offset by the following:
•increase in terminalling and marketing revenue primarily due to rate increases.
YTD 2023 vs. YTD 2022
Net revenues for the wholesale marketing and terminalling segment decreased by $65.9 million, or 14.8%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•decreased revenue of $66.7 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the volumes of diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.39 per gallon and $0.71 per gallon, respectively; and
◦the average volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 1.9 million increase in gallons of gasoline sold.
Such decreases were partially offset by the following:
•increase in gross margin per barrel associated with our West Texas operations; and

38 |

Management's Discussion and Analysis
•increase in terminalling and marketing revenue primarily due to rate increases.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and nine months ended September 30, 2023 and 2022.

Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $6.9 million, or 5.6%, in the third quarter of 2023 compared to the third quarter of 2022, driven primarily by the following:
•decreased costs of materials and other of $7.3 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon, partially offset by the volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.41 per gallon and $0.52 per gallon, respectively; and
◦the volumes of gasoline sold increased by 5.3 million gallons, partially offset by a 1.2 million decrease of diesel gallons sold.
YTD 2023 vs. YTD 2022
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $80.5 million, or 21.6%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•decreased costs of materials and other of $78.4 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.55 per gallon and $0.74 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 1.9 million increase in gallons of gasoline sold.

39 |

Management's Discussion and Analysis
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and nine months ended September 30, 2023 and 2022. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q3 2023 vs. Q3 2022
Operating expenses for the wholesale marketing and terminalling segment decreased by $0.8 million, or 13.2%, in the third quarter of 2023 compared to the third quarter of 2022, driven primarily by the following:
•decrease in outside service costs.
YTD 2023 vs. YTD 2022
Operating expenses for the wholesale marketing and terminalling segment decreased by $1.7 million, or 11.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven primarily by the following:
•decrease in outside service costs; and
•decrease in allocated employee related costs.

EBITDA
Q3 2023 vs. Q3 2022
EBITDA increased by $7.9 million, or 38.8%, in the third quarter of 2023 compared to the third quarter of 2022, driven primarily by the following:
• increase in terminalling utilization and improved wholesale margins.
YTD 2023 vs. YTD 2022
EBITDA increased by $18.3 million, or 30.5%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•increases in terminalling utilization and improved wholesale margins.

40 |

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
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and nine months ended September 30, 2023 and 2022:

Storage and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$33,889	$37,550	$107,520	$107,695
Cost of materials and other	$14,245	$18,521	$50,182	$54,082
Operating expenses (excluding depreciation and amortization presented below)	$3,098	$4,174	$12,763	$13,116
Segment EBITDA	$17,914	$14,575	$46,316	$40,212

Comparison of the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Net Revenues
Q3 2023 vs. Q3 2022
Net revenues for the storage and transportation segment decreased by $3.7 million, or 9.7%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•decrease in trucking activity; and
•partially offset by an increase in storage revenue primarily due to rate increases.
YTD 2023 vs. YTD 2022
Net revenues for the storage and transportation segment decreased by $0.2 million, or 0.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other for the storage and transportation segment decreased by $4.3 million, or 23.1%, in the third quarter of 2023 compared to the third quarter of 2022 primarily due to decrease in trucking activity.
YTD 2023 vs. YTD 2022
Cost of materials and other for the storage and transportation segment decreased by $3.9 million, or 7.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to decrease in trucking activity.

41 |

Management's Discussion and Analysis
Operating Expenses
Q3 2023 vs. Q3 2022
Operating expenses for the storage and transportation segment decreased by $1.1 million, or 25.8%, in the third quarter of 2023 compared to the third quarter of 2022.
YTD 2023 vs. YTD 2022
Operating expenses for the storage and transportation segment decreased by $0.4 million, or 2.7%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

EBITDA
Q3 2023 vs. Q3 2022
EBITDA increased by $3.3 million, or 22.9%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to storage and transportation rate increases.
YTD 2023 vs. YTD 2022
EBITDA increased by $6.1 million, or 15.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by an increase in storage and transportation rates.

42 |

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
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and nine months ended September 30, 2023.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At September 30, 2023 our total liquidity amounted to $93.2 million comprised of $89.0 million in unused credit commitments under the DKL Credit Facility and $4.2 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.0 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
We believe we were in compliance with the covenants in all our debt facilities as of September 30, 2023. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
Cash Distributions
On October 25, 2023, the board of directors of our general partner declared a distribution of $1.045 per common unit (the "Distribution"), which equates to approximately $45,558 per quarter, or approximately $182.2 million per year, based on the number of common units outstanding as of November 6, 2023. The Distribution will be paid on November 13, 2023 to common unitholders of record on November 6, 2023 and represents a 5.6% increase over the third quarter 2022 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

43 |

Management's Discussion and Analysis

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2022	$0.980	$42,604
June 30, 2022	$0.985	$42,832
September 30, 2022	$0.990	$43,057
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$110,630	$297,482
Net cash used in investing activities	(55,634)	(705,087)
Net cash (used in) provided by financing activities	(58,784)	418,258
Net (decrease) increase in cash and cash equivalents	$(3,788)	$10,653

Operating Activities
Net cash provided by operating activities decreased by $186.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The cash receipts from customer activities increased by $29.4 million and cash payments to suppliers and for allocations to Delek Holdings for salaries increased by $165.8 million. In addition, cash dividends received from equity method investments increased by $1.2 million and cash paid for debt interest increased by $51.6 million.
Investing Activities
Net cash used in investing activities decreased by $649.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the Delaware Gathering Acquisition, effective June 1, 2022, which was partially financed through borrowings under the DKL Credit Facility amounting to $625.4 million. There were no acquisitions during the nine months ended September 30, 2023. In addition, there was a $2.1 million decrease in purchases of intangibles, $18.3 million decrease in purchases of property, plant and equipment primarily associated with growth projects in our gathering and processing segment, and a $2.7 million increase in distributions from equity method investments.
Financing Activities
Net cash provided by financing activities decreased by $477.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by net borrowings under the revolving credit facility which decreased by $458.2 million, primarily associated with financing of the Delaware Gathering Acquisition in the prior year. Also contributing to the decrease was an increase in net payments on the term loan of $11.3 million and a $6.3 million increase in cash distributions paid.
Debt Overview
As of September 30, 2023, we had total indebtedness of $1,750.0 million. The increase of $79.5 million in our long-term debt balance compared to the balance at December 31, 2022 resulted from the borrowings under the DKL Credit Facility during the nine months ended September 30, 2023. As of September 30, 2023, our total indebtedness consisted of:
•An aggregate principal amount of $811.2 million under the DKL Revolving Facility ("revolving credit facility"), due on October 13, 2027 (which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date), with an average borrowing rate of 8.45%, which was amended and restated on October 13, 2022.
•An aggregate principal amount of $288.8 million, under the DKL Term Facility, due on April 15, 2025, with an average borrowing rate of 8.92%.
•An aggregate principal amount of $250.0 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.18%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.39%.

44 |

Management's Discussion and Analysis
On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the Delek Logistics Credit Facility (together, the “Amendments”). The Amendments, (i) increased the DKL Revolving Credit Facility's Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $150.0 million to provide for an aggregate Revolving Credit Commitments amount of $1.050 billion, (ii) increased Delek Logistics' ability to incur certain indebtedness and (iii) extended the DKL Term Loan maturity date from October 13, 2024, to the earlier of (i) April 15, 2025, and (ii) six months prior to the earliest maturity date of any outstanding Permitted Note Indebtedness (as defined in the DKL Credit Facility).
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into a certain Promissory Note (the “Related Party Revolving Credit Facility”) with Delek Holdings. The Related Party Revolving Credit Facility provides for revolving borrowings with aggregate commitments of $70.0 million comprised of a (i) $55.0 million senior tranche and a (ii) $15.0 million subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Partnership and Delek Holdings reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Related Party Revolving Credit Facility will bear interest at Term SOFR (as defined in the Related Party Revolving Credit Facility) plus 3.00%. The Related Party Revolving Credit Facility proceeds will be used for the Partnership’s working capital purposes and other general corporate purposes. The Related Party Revolving Credit Facility will mature on June 30, 2028.
We believe we were in compliance with the covenants in all debt facilities as of September 30, 2023. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

45 |

Management's Discussion and Analysis
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the nine months ended September 30, 2023 and planned capital expenditures for the full year 2023 by segment and by major category:

(in thousands)	Nine Months Ended September 30, 2023
Gathering and Processing
Regulatory	$31
Sustaining	980
Growth	61,157
Gathering and Processing Segment Total	$62,168
Wholesale Marketing and Terminalling
Regulatory	$371
Sustaining	754
Growth	1,402
Wholesale Marketing and Terminalling Segment Total	$2,527
Storage and Transportation
Regulatory	$1,670
Sustaining	2,263
Growth	—
Storage and Transportation Segment Total	$3,933
Total Capital Spending	$68,628

The capital expenditure 2023 full year forecast is expected to be between $85.0 million to $90.0 million. In addtion, we expect to receive up to $10.0 million of other proceeds in 2023 that are not reflected in the full year forecast.
The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections.
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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $1,100.0 million as of September 30, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2023 would be to change interest expense by approximately $11.0 million.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. In addition, current or future governmental policies may increase or decrease the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

46 |

Management's Discussion and Analysis
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On August 10, 2023, Reuven Spiegel, Director, Executive Vice President & Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 6,300 of our common limited partner units, subject to certain conditions. The arrangement's expiration date is April 11, 2025.
Amendment to Credit Agreement
The Partnership, certain of its subsidiaries (together with the Partnership, the “Borrowers”) and certain other of its subsidiaries, as guarantors (together, the “Guarantors”), are party to that certain Fourth Amended and Restated Credit Agreement, dated as of October 13, 2022 (as amended, supplemented or otherwise modified, the “DKL Credit Agreement”) with Fifth Third Bank, National Association, as Administrative Agent, and the lenders from time to time party thereto. On November 6, 2023, the Borrowers and the Guarantors entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (together, the “Amendments”). The Amendments, (i) increased the Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $150,000,000, to provide for an aggregate Revolving Credit Commitments amount of $1,050,000,000, (ii) increased the Partnership’s and its subsidiaries ability to incur certain indebtedness and (iii) extended the Term Loan Maturity Date (as defined in the DKL Credit Facility) with respect to the Term Loans (as defined in the DKL Credit Facility) from October 13, 2024, to the earlier of (i) April 15, 2025, and (ii) six months prior to the earliest maturity date of any outstanding Permitted Note Indebtedness (as defined in the DKL Credit Facility).
The foregoing description of the Amendments is not complete and is qualified in its entirety by reference to the full text of the Amendments, copies of which are filed as Exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
Intercompany Note
The Partnership and certain of its subsidiaries, as guarantors, entered into a certain Promissory Note (the “Note”) with Delek Holdings (the “Noteholder”), dated November 6, 2023. The Note provides for revolving borrowings with aggregate commitments of $70,000,000, comprised of a (i) $55,000,000 senior tranche and a (ii) $15,000,000 subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Partnership and Noteholder reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Note will bear interest at Term SOFR (as defined in the Note) plus 3.00%. The Note proceeds will be used for the Partnership’s working capital purposes and other general corporate purposes. The Note will mature on June 30, 2028. The Note contains certain affirmative covenants, mandatory prepayments and events of default that the Partnership considers to be customary for an arrangement of this sort. The obligations under the Note are unsecured.
The foregoing description of the Note is not complete and is qualified in its entirety by reference to the full text of the Note, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

48 |

Legal Proceedings & Disclosures
ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	#
First Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 6, 2023, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents.

10.2	#
Second Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 6, 2023, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents.

10.3	#
Third Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 6, 2023, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents.

10.4	#	Promissory Note dated November 6, 2023 by and among the Partnership and Delek US Holdings, Inc.
31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

49 |

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

Dated: November 8, 2023

50 |