Form 10-K
period 2023-12-31
Delek Logistics Partners, LP
filed 2024-02-28
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2023 was approximately $488,499,000, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 21, 2024, there were 43,616,811 common limited partner units.
Documents incorporated by reference: None

Table of Contents
Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2023

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
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear Delaware Holding – NM, LLC (“3 Bear”) (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, including as the same may be impacted by the on-going war between Russia and Ukraine (the "Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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
•Developments which impact the global oil markets have had, may continue to have, an adverse impact on our business, our results of operations and our overall financial performance.
•A regional or global disease outbreak could have a material adverse effect on our business, financial condition, results of operation and liquidity.
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

4 |

Summary of Risk Factors

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

5 |

Business and Properties

PART I
ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
Company Overview
The Partnership is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region. A majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery").
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

6 |

Business and Properties

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

7 |

Business and Properties

Ownership Structure
Delek Logistics Partners, LP is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The following chart illustrates the Partnership's structure as of December 31, 2023:
Our Vision
We have a long history of operating successfully in our core segments by focusing on operating efficiencies and market fundamentals, balanced with the continued pursuit of strategic investments and acquisitions, both with our sponsor and with third parties. And while the oil and gas macroeconomic environment continues to be dynamic, we believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the environmental, social and governance ("ESG") movement. Accordingly, it is critical that we understand not only our current ESG positioning in the market, but also that we integrate a broader sustainability view to all of our activities, both operational and strategic. For these reasons, in partnership with our sponsor Delek Holdings, we have developed a Long-Term Sustainability Framework, representing a continuously evolving foundation out of which we identify our strategic objectives and initiatives, which collectively form our Long-term Sustainability Strategy for 2023.
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

8 |

Business and Properties

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
Core Strategy
Historically, our business strategy has been focused on capitalizing on and growing our integrated business model in ways that allow us to participate in all phases of the midstream process. This growth has come from acquisitions or new investments, as well as investments in our existing businesses, as we continue to broaden our existing geographic presence and integrated business model, while also reducing our reliance on Delek Holdings. With the integration of Delaware Gathering Assets, we have further diversified our logistics customer base to include significantly more third-party customers, allowing us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. Our strong position in the Permian Basin has been further validated by the substantial organic growth we have experienced from new connections in our Midland Gathering operations.
A secondary focus of our strategic growth has been and continues to be to diversity of our revenue streams and to ensure the longevity of those revenue streams and related cash flows to continue to support strong distributable cash flow coverage and healthy leverage ratios. As producers continue to ramp up production within the prime acreage of the Permian, the Partnership is well positioned to continue to add value through our gathering and processing services, including crude, natural gas and water, as a result of diversifying our revenue streams through the addition of the Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Additionally, through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire system. While our customers are subject to volatility in the demand for hydrocarbons and natural gas, we are well positioned to manage through economic volatility because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements.
We have a history of successful acquisitions that have added value to our business model and recurring cash flows while simultaneously strengthening our balance sheet. Here are some of our most significant transactions in recent years, all of which continue to have a lasting and important impact on our strategic positioning and long-term value proposition:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price
March 1, 2018	Acquired from Delek Holdings, Big Spring Logistics Assets (the "Big Spring Asset Acquisition"). The Big Spring Asset Acquisition was considered a transaction between entities under common control.	Delek Holdings	$171 million
March 31, 2020	Acquired from Delek Holdings, a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Midland Gathering Assets," formerly referred to as the "Permian Gathering Assets"), and certain related assets, such transaction the "Midland Gathering Assets Acquisition" (formerly referred to as the "Permian Gathering Assets Acquisition"). The Midland Gathering Assets are recorded in our gathering and processing segment.	Delek Holdings	$100 million and 5.0 million common limited partner units
May 1, 2020	Acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." The Trucking Assets are recorded in our transportation segment and include approximately 150 trucks and trailers. The Trucking Assets Acquisition was considered a transaction between entities under common control.	Delek Holdings	$48 million
June 1, 2022 (1)	Acquired 100% of the limited liability company interests in 3 Bear from 3 Bear Energy – New Mexico LLC, related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, which enhanced our third party revenues, further diversified of our customer and product mix and, expanded our footprint into the Delaware basin.	3 Bear Energy – New Mexico LLC	$628.3 million
(1) See Note 3 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

9 |

Business and Properties

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

10 |

Business and Properties

Information About Our Segments
Additional segment and financial information is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Note 13, Segment Data, of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Gathering and Processing
Overview
The operational assets in our gathering and processing segment, consist of assets acquired in connection with the Midland Gathering Assets Acquisition, as well as operational assets we acquired in connection with the Delaware Gathering Acquisition, located primarily in the Delaware Basin (“Delaware Gathering Assets”). The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Midland Basin. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the products or crude oil that we transport or store. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.
Revenue Streams and Customers
With respect to our gathering and processing segment, we generate three principal types of revenues:
•Product sales - comprised of residual products as a result of our gathering services where Delaware Gathering meets the definition of the principal rather than an agent, and where such revenue is recognized upon satisfaction of the performance obligation, which is generally upon delivery.
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
•Pipeline throughput fees - comprised of fees to customers, generally based on throughput or other relevant volumetric measures, for transporting crude oil and refined products via our pipeline assets. A substantial majority of these revenues is derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. These commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which provides protection from market volatility related to commodity prices. The majority of our commercial agreements with Delek Holdings are deemed to be leases.
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

11 |

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
Seasonality
Our Gathering and Processing activities in the Delaware and Permian (Midland) Basins may be subject to seasonality to the extent that crude oil prices are impacted. However, to the extent that we have minimum volume commitments with producers, we are insulated from these seasonal/market conditions.
The volume and throughput of crude and products in our pipelines are influenced by supply and demand in the markets we serve. For example, gasoline demand is higher in the summer due to increased traffic. Our refining customers may also reduce operations for maintenance, usually in the winter when demand is lower. As a result, our volumes and operating results are typically lower in the first and fourth quarters. However, our agreements with Delek Holdings help mitigate these effects by including minimum volume commitments.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
Midland Gathering Assets
The Midland Gathering System (formerly referred to as Permian Gathering System) (the "Midland Gathering System") is a system of common carrier pipelines that primarily gathers and transports crude oil, located primarily near the Big Spring Refinery in Texas, which provide access to hydrocarbons directly from wellheads located in the Midland Basin. These assets consist of approximately 240 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 400,000 barrels and applicable rights-of-way assets.
Delaware Gathering Assets
Delaware Gathering Assets is anchored by a high-quality diversified customer base, which has integrated crude, gas and water infrastructure concentrated in the central Lea County, New Mexico core. The following assets support our crude oil and natural gas gathering, processing and transportation business, as well as water disposal and recycling operations:

	Natural Gas Gathering & Processing	Crude Oil Gathering & Storage	Water Gathering, Disposal & Recycling
Dedicated Acreage	57,600	160,160	132,480
System Capacity	88 MMcf/d Processing (1)	120 MBbl Storage (2)	200 MBbl/d Disposal (2)
Pipeline Capacity	150 MMcf/d (1)	140 MBbl/d (2)	220 MBbl/d (2)
Miles of Pipeline	120	220	170
(1) Million cubic feet ("MMcf") per day ("MMcf/d")
(2) Thousand barrels ("MBbl") per day ("MBbl/d")

12 |

Business and Properties

Pipeline Assets

Pipeline, Diameter (inches)	Length (miles)	Throughput Capacity (bpd)	Commodity	Associated Refinery	Origin/Termination Point	Third-Party System Connections
El Dorado Assets
Magnolia Pipeline, 12 and 16 (1)	77	68,500	crude oil	El Dorado	Shreveport, LA to Magnolia, AR	ETP/ExxonMobil's LOLA System
Magnolia Station (2)	N/A	N/A	crude oil	El Dorado	N/A	N/A
El Dorado Pipeline, 12 (3)	31	75,000	crude oil	El Dorado	Magnolia Station to Delek Holdings' Sandhill Station	N/A
Refined Products Pipeline System (4)
12- inch diesel pipeline	8	N/A	diesel	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
10-inch gasoline pipeline	8	N/A	gasoline	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
Paline Pipeline System (5)
Longview to Nederland Pipeline, 10 (6)	195	42,000	crude oil	N/A	Longview, TX to the Phillips 66-operated Beaumont terminal in Nederland, TX	N/A
East Texas Crude Logistics System
Nettleton Pipeline, 8 and 10	36	25,000	crude oil	Tyler	Tank Farms in Longview, TX to (a) Bullard Junction at the Tyler Refinery, and (b) our other tank farms in Longview, TX	N/A
McMurrey Pipeline System, 6, 8 and 12	59	24,000	crude oil	N/A	Tank Farms in Longview, TX, runs roughly parallel to the Nettleton Pipeline	N/A
Tyler Assets (7)
Tyler-Big Sandy Product Pipeline, 8 (8)	32	60,000	refined product	Tyler	Tyler Refinery to Big Sandy Station	N/A
Big Spring Logistics Assets (9)
Refined Product Pipeline, 6	40	20,000 (10)	refined product	Big Spring	Big Spring, TX to Midland, TX	N/A
Crude oil gathering system	240	250,000	crude oil	Big Spring	N/A	N/A
(1) Third-party pipelines connect to the Magnolia Pipeline near Shreveport, Louisiana, which allows for the receipt of crude oil transported from Longview, Texas.
(2) The Magnolia Station has a storage facility with approximately 230,000 barrels of active shell capacity. It is also where Magnolia and El Dorado Assets and El Dorado Gathering System have origination and destination points.
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
(4) Pursuant to a capacity lease with Enterprise, we also lease capacity of approximately 14,000 bpd on the approximately 240-mile Enterprise Products Pipeline from Enterprise's El Dorado Station to our refined products terminal in Memphis, Tennessee.
(5) Operated as a common carrier pipeline.
(6) The Longview to Nederland Pipeline includes a three-mile section that runs north from Kilgore, Texas. In addition, there is a connection near Vidor, Texas which connects with a third-party pipeline terminating at the Jefferson Energy Terminal in Beaumont, Texas.
(7) The Partnership owns various pipeline and tankage assets that support the Tyler Refinery. These assets include a crude oil storage tank and certain ancillary assets located adjacent to the Tyler Refinery (the "Tyler Crude Tank"). The Tyler Crude Tank has approximately 350,000 barrels of active shell capacity and is located on property leased from third parties and Delek Holdings. In addition, we own 96 storage tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the Tyler Refinery with an aggregate shell capacity of approximately 2.0 million barrels (the "Tyler Tank Assets").
(8) This pipeline runs between the Tyler Refinery and the Partnership's terminal at Big Sandy, Texas. Service on the Tyler-Big Sandy Product Pipeline is not provided to third parties, and is classified as private intrastate carrier service.
(9) Our Big Spring Logistics Assets are located on property leased from third parties and Delek Holdings.
(10) The Partnership leases the capacity on this pipeline to Delek Holdings' Big Spring refinery for an annual fee of $1.0 million annually.

El Dorado Assets
The Partnership owns a system of common carrier pipelines that primarily gathers and transports crude oil and condensate that is purchased from various crude oil producers in Arkansas, Texas and Louisiana by Delek Holdings or a third party to whom Delek Holdings has assigned certain of its rights (the "El Dorado Gathering System"). The El Dorado Gathering System transports small volumes of crude oil that are received from other sources and condensate that is purchased from a third party in east Texas. All such crude oil and other products are ultimately transported to the El Dorado Refinery for processing. In addition, a pipeline within the El Dorado Gathering System transports minimal crude oil for third party shippers pursuant to a common carrier tariff.

13 |

Business and Properties

The pipelines in the El Dorado Assets have injection points where crude oil gathered from the El Dorado Gathering System can be injected and then transported to the El Dorado Refinery. The El Dorado Assets also have crude oil storage tanks and facilities ancillary to the operation of the pipeline system. Tankage assets include approximately 150 crude oil storage tanks, breakout tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels (the "El Dorado Tank Assets") (including Tank 120 and Tank 192). In addition, these assets include 17 truck receipt locations, approximately 500 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the Magnolia Station, the El Dorado Pipeline System or directly to the El Dorado Refinery. The El Dorado Assets are capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two and are located on property leased from third parties and Delek Holdings. We also have approximately 0.6 million barrels of combined shell capacity that is currently not in service.
East Texas Crude Logistics System
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

We have a pipelines and tankage agreement with Delek Holdings to provide throughput on the East Texas Crude Logistics System. Delek Holdings has a 5-year agreement, with third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this pipeline system. As a result of the third parties' ability to transport crude oil on the pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines is generally below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek Holdings. However, under its commercial agreement with us, Delek Holdings is required to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement. As the current term of this agreement is set to expire on March 31, 2024, we are currently in the process of negotiating new terms. The operation of this agreement will be continued on a month to month basis until the new terms have been successfully negotiated.

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

14 |

Business and Properties

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
Seasonality
The volume and throughput of oil and products sold by our terminals are affected by supply and demand in the markets we serve. For example, gasoline demand is higher in summer due to more traffic, while demand for asphalt products is lower in winter. Our refining customers may also reduce operations for maintenance during winter when demand is lower. These factors limit our marketing and terminalling activities during these periods. While these seasonal fluctuations may impact our revenues and margins, we do not hold inventory and therefore are not subject to inventory risk.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2023, 2022 and 2021, we present the results for the period during which we owned the relevant assets, as delineated in any notes accompanying the tables.
Wholesale Marketing
East Texas
Pursuant to a marketing agreement with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to Delek Holdings and third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas.
We own approximately 100 miles of product pipelines in West Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. We purchase products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings shipped product that was produced at the Big Spring Refinery. We completed constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that allows Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2023 at the Abilene and San Angelo terminals associated with our marketing activities. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."

15 |

Business and Properties

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
The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2023.

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Mount Pleasant, TX (1)	8	200,000	3	10,000
Nashville, TN (2)	10	137,000	2	15,000
Memphis, TN	10	126,000	3	20,000
North Little Rock, AR (3)			2	17,100
Big Sandy, TX (3)			3	25,000
El Dorado, AR (3)			3	35,000
Tyler, TX (3)			11	91,000
Total	28	463,000	27	213,100
(1) Excludes approximately 40,000 barrels of shell capacity that is currently not in service.
(2) Excludes approximately 2,250 barrels of shell capacity that is currently not in service.
(3) See "Gathering and Processing Segment—Tyler Assets," "Gathering and Processing Segment— El Dorado Assets," and "Storage and Transportation Segment—Other Transportation Assets" for a discussion of the storage tanks associated with these terminals. The North Little Rock Terminal, the El Dorado Terminal and tank farm and the Tyler Terminal and tank farm are located on property leased from third parties and Delek Holdings.

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
Other Transportation Assets
We own assets or lease capacity on assets that are used to support Delek Holdings' refineries or that are used in our operations but may not be adjacent to or directly on the properties owned by such refineries. These include tankage assets and trucking assets listed below:
•eight tanks with an aggregate active shell capacity of approximately 257,000 barrels at a terminal in North Little Rock, Arkansas; and
•199 tractors and 353 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties.

16 |

Business and Properties

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
Seasonality
The need for our storage services may fluctuate in opposition to seasonal demand, but may also be impacted by our customers' strategic decisions on whether to store or sell excess committed volumes. Our transportation activities within this segment, which consists primarily of ancillary trucking services and which supplement and provide alternative transportation for barrels in times when supply or demand are disrupted, can be responsive to seasonal as well as other unexpected changes in demand.
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
The Rio Pipeline, which was completed in September 2016, is strategically located to benefit from increased drilling activity in the Delaware Basin area. This pipeline offers connection to the Midland takeaway pipelines.
The Caddo Pipeline, completed in January 2017, strategically provides essential additional logistics support to nearby refineries with a third crude supply source.

17 |

Business and Properties

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
Competition
Our joint venture entities may compete with other pipeline owners including those affiliated with major integrated petroleum companies, in terms of transportation fees, reliability and quality of customer service. Competition in any geographic area is affected significantly by the volume of crude oil gathered and transported, volume of products produced by refineries and the availability of products and cost of transportation to that area from other locations. Due to the strategic location of these pipelines, Delek Holdings is one of the major shippers and customer on certain of the joint venture pipelines. During the term of these agreements, the joint venture entities do not face any significant competition from third parties. To maintain a competitive advantage during agreement negotiations, the joint venture pipelines have to offer competitive transportation fees to Delek Holdings or other related party shippers.
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
Commercial Agreements
Commercial Agreements with Delek Holdings
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. Most of these agreements have an initial term ranging from five to ten years. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, however, in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals, such that Delek Holdings may throughput and/or store, as the case may be, specified volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings.

18 |

Business and Properties

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
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2024.
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
Other Agreements with Third Parties
West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and Delek Holdings for sale and exchange to Delek Holdings and third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas. Substantially all of our product sales in West Texas are on a wholesale basis. Product purchased from Delek Holdings is produced by the Big Spring Refinery. Products purchased from Delek Holdings are generally based on daily market prices at the time of sale limiting exposure to fluctuating prices. Products purchased from third parties are generally based on daily market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.
Delek Holdings' Crude Oil and Refined Products Intermediation Agreement
Pursuant to financing arrangements between Delek Holdings and its subsidiaries, Lion Oil Company, LLC, DK Trading & Supply, LLC and Alon USA, LP (all hereinafter referred to together as "Delek Holdings"), to which we are not a party, and Citigroup Energy ("Citi"), Delek Holdings assigned to Citi certain of its rights under our specific terminalling agreements, pipelines, storage and throughput facilities agreements, and asphalt services agreements. This is a financing arrangement for Delek Holdings whereby Citi holds crude oil and product for Delek Holdings. Citi retains these storage and transportation rights for the term of the financing arrangement, which currently expires on December 30, 2024, with Citi having the option to further extend to December 30, 2025. The Inventory Intermediation Agreement with Citi replaces the Supply and Offtake Agreements with J. Aron that expired on December 30, 2022.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the Delek Holdings' Inventory Intermediation Agreement.
Major Customers
We are dependent upon Delek Holdings as our primary customer, and the loss of Delek Holdings as a customer would have a material adverse effect on our operating segments. We derive a majority of our revenue from fee-based commercial agreements with Delek Holdings or as a direct result of its operations. For more information pertaining to these agreements, see "Commercial Agreements." Delek Holdings, directly or indirectly, accounted for 55.3%, 46.3% and 59.8% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Our other customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.

19 |

Business and Properties

Employees
We have no employees. Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates, and we believe that our general partner and its non-Partnership affiliates have a satisfactory relationship with those employees.
ESG-Related Matters
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

20 |

Business and Properties

In addition, the Joint Risk Committee, which consists of our President, Chief Financial Officer, Senior Vice President and General Counsel, acts as the executive sponsors and overseers of our Enterprise Risk Management framework ("ERM") and reports quarterly to the Board of Directors. Moreover, Delek Holdings implemented three standing subcommittees underneath the Joint Risk Committee: the Systems Risk Management Subcommittee, the Financial Markets Risk Subcommittee, and the Sustainable Operations Team, which was established in the beginning of 2022. Specifically, the Sustainable Operations Team, led by our EVP of Operations, is composed of experts and leaders across our business functions, including our executives responsible for Refining, Human Resources, as well as our and General Counsel. To ensure continued progress, the Sustainable Operations Team meets quarterly to assess, manage and oversee relevant risks, including those related to safety, the workforce and decarbonization.
Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines
The rates, terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission (the "FERC") under the Interstate Commerce Act (the “ICA”) and by state regulatory commissions in the states in which we transport crude oil, intermediate and refined products, including the Texas Railroad Commission, the Louisiana Public Service Commission, the Arkansas Public Service Commission and the New Mexico Public Regulation Commission. The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. See Item 1A, "Risk Factors—Risks Relating to Our Business."
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

21 |

Business and Properties

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
Releases of hydrocarbons or hazardous substances into the environment may, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by federal, state, or local authorities under applicable laws or permits or third parties for personal injury, property damage or natural resources damages. See "Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts may directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. See Note 14 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of commitments and contingencies related to crude oil releases.
Indemnification
Under the Omnibus Agreement, Delek Holdings has agreed to indemnify us for certain environmental matters associated with the ownership of our assets as specified therein, including matters arising from operations by Delek Holdings at or before the time of our acquisition of these assets from Delek Holdings.

22 |

Business and Properties

Air Emissions and Climate Change
A number of our operations are subject to the Clean Air Act (the "CAA") and its regulations and comparable state and local statutes. Under these laws, permits may be required before construction can commence on certain new sources of air emissions, and operating permits may be required for sources following construction. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional or different emission control technologies. Any such future obligations may require us to incur significant additional capital or operating costs. These air emissions requirements also affect Delek Holdings' refineries, from which we receive a substantial portion of our revenues. In the future, Delek Holdings may be required to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Delek Holdings, they may have a material effect on our business and results of operations.
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

23 |

Business and Properties

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
Liens and Encumbrances

24 |

Business and Properties

The majority of the assets described in this Annual Report on Form 10-K are pledged under and encumbered by our credit agreement. See Note 10 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Corporate Headquarters
Delek Holdings leases its corporate headquarters at 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027. The lease is for 56,141 square feet and expires in January 2030. We pay Delek Holdings a proportionate share of the costs to operate the building pursuant to the Omnibus Agreement. Please read Items 1 and 2. "Business and Properties—Commercial Agreements—Other Agreements with Delek Holdings."

25 |

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
Risks Relating to Our Business, Financial Condition, Results of Operations, Ability to Maintain our Assets and Cash Flows
Our relationship with Delek Holdings and their financial condition subjects us to potential risks that are beyond our control.
Delek Holdings is the only or primary customer for a majority of our assets, including but not limited to our assets used to support the Tyler Refinery and the majority of our terminalling assets. In addition, Delek Holdings, through inventory intermediation agreements with its assignee, is effectively the principal customer for our Big Spring Logistics Assets used to support the Big Spring Refinery and our Lion Pipeline System, the Gathering Assets, and our El Dorado, Memphis and North Little Rock terminals. Please see Items 1 and 2. "Business and Properties—Delek Holdings' Crude Oil and Refined Products Intermediation Agreement." As we expect to continue to derive the substantial majority of our margins from Delek Holdings, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings under our commercial agreements or its assignees. If Delek Holdings were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek Holdings’ management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek Holdings' obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek Holdings. If Delek Holdings fails to renew these contracts as they come up for renewal, or if Delek Holdings fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated as a result of our performance failure or for any other reason, and we are unable to generate revenue from third parties with respect to such assets, our business and results of operations could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek Holdings’ or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek Holdings and its assignees, including, but not limited to, the following:
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

26 |

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
Developments which impact the global oil markets have had, may continue to have, an adverse impact on our business, our results of operations and our overall financial performance.
While our operations are focused in the Permian Basin (including the Delaware sub-basin) and other select areas on the Gulf Coast region, our business is impacted by events and developments that impact the global markets for oil and other energy products. Any regional or global event or development that destabilizes worldwide economic and commercial activity, financial markets, or the demand for and prices of oil and gas products could materially adversely affect our business and operations. In recent years, the COVID-19 Pandemic, the Russia-Ukraine war, the OPEC-Russia relationship, and the conflict between Israel and Hamas have been sources of uncertainty in the global oil markets, substantial global supply chain issues, and significant disruptions in the labor market.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. or global economies experience weakness, demand for energy may decline. Should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. Conversely, should demand for energy outstrip global supply, commodity prices are likely to rise. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. At times, we have also experienced declines in the supply of inputs thought to be associated with supply chain issues and disruptions in the labor market. There can be no assurance as to how long such uncertainty will persist or that a recurrence of price weakness will not arise in the future.
The ultimate extent of the impact of volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will depend largely on future developments which are outside of our control, including the extent and duration of any price reductions, any additional decisions by OPEC and disputes between the members of OPEC+. Furthermore, developments in the global oil markets may also have the effect of heightening many of the other risks described below.
A regional or global disease outbreak could have a material adverse effect on our business, financial condition, results of operation and liquidity.
Like the COVID-19 Pandemic, a regional or global disease outbreak could result in financial and operational impacts that have a material adverse effect on our business, financial condition, results of operation and liquidity.
Any regional or global disease outbreak may result in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel, and reducing capital expenditures. We may take further actions as required by government authorities or that we determine are in the best interests of our contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by any outbreak, and our ability to successfully execute our business operations could be adversely impacted. In addition, a regional or global disease outbreak could result in impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material.
It is difficult to predict how significant the impact of any regional or global disease outbreak and any responses to such events will be on the U.S. and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of such disease, the evolving governmental and private sector actions to contain the disease or treat its health, economic, and other impacts, and the timing and effectiveness of the ongoing rollout of currently available vaccines.
To the extent any regional or global disease outbreak impacts our business or the global markets for our products, it could have a material adverse effect on our business, financial condition, results of operation and liquidity.

27 |

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
On June 1, 2022, we completed the Delaware Gathering Acquisition, which has required management to devote significant attention and resources to integrating the Delaware Gathering business with our business. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the Delaware Gathering business into our business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the acquisition;

28 |

Risk Factors
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Delaware Gathering Acquisition;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at either or both of our existing businesses or the acquired business as a result of the diversion of management's attention caused by completing the acquisition and integration of Delaware Gathering's operations into the Partnership; and
•the disruption or loss in momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
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
The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. Events which could result in such losses, and in some cases already have impacted our operations, include unplanned maintenance requirements, catastrophic events such as fire, mechanical breakdown, explosion, or contamination, natural disasters and orders issued by environmental authorities. Large energy industry claims could result in significant increases in the level of premium costs and deductibles for participants in the energy industry. Insurance companies that have historically participated in underwriting energy-related facilities may discontinue that practice, may reduce the insurance coverage they are willing to offer or demand significantly higher premiums or deductibles. If we experience significant claims, or if significant changes occur in the number or financial solvency of insurance underwriters for the energy industry, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at a reasonable cost.
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
The potential physical effects of climate change and severe weather on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. We have systems in place to manage potential acute physical risks, including those that may be caused by climate change, but if any such events were to occur, they could have an adverse effect on our assets and operations. Examples of potential physical risks include extreme heat, severe thunderstorms, lightning strikes, floods, hurricane-force winds, wildfires, freezing temperatures and snowstorms. As the climate changes, the frequency and severity of these physical risks may increase. We have incurred, and will continue to incur, costs to protect our assets from physical risks and to employ processes, to the extent available, to mitigate such risks.

29 |

Risk Factors
Extreme weather events may disrupt our ability to operate and maintain our facilities or to transport crude oil, refined petroleum or petrochemical and plastics products, both within and outside affected areas. In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of crude oil and refined products. For example, severe weather events could damage transportation infrastructures and lead to interruptions of our operations, including our ability to deliver products or increases in costs. Extended periods of such disruption could have an adverse effect on our results of operations. We have incurred, and will continue to incur, substantial costs to prevent or repair damage to our facilities as a result of severe weather events. Finally, depending on the severity and duration of any extreme weather events or climate conditions, our maintenance procedures may need to be delayed or expanded, operations may need to be modified and material costs incurred, which could materially and adversely affect our business, financial condition and results of operations.
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
The Russia-Ukraine War, Israel-Hamas War, events occurring in response thereto and any expansion of hostilities, may have an adverse impact on our business, our future results of operations, and our overall financial performance. The effect of the conflicts between Russia and Ukraine beginning in February 2022 and between Israel and Hamas beginning in October 2023, on our business, financial condition, and results of operations are impossible to predict. Any increase in sanctions, escalating of the conflicts, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices of crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our petroleum product marketing operations, and have a material adverse effect on our business, financial condition, and results of operations.
The effects of the conflicts between Russia and Ukraine beginning in February 2022 and between Israel and Hamas beginning in October 2023, on our business, financial condition, and results of operations are impossible to predict. Any increase in sanctions, escalation of the conflicts, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices for crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our petroleum product marketing operations, and have a material adverse effect on our business, financial condition, and results of operations.
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

30 |

Risk Factors
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
With respect to the releases that have occurred, or for an event that occurs or is discovered in the future, whether in connection with any of our assets or any other facility to which we send or have sent waste or by-products for treatment or disposal, or a facility or assets that we may acquire from time to time as part of our ongoing growth strategy, we could be liable for all costs and penalties associated with the remediation of such facilities under federal, state and local environmental laws or common law. We may also be liable for personal injury, property damage and natural resource damage claims from third parties alleging contamination from spills or releases from our facilities or operations. In addition, even if we are insured against such risks, we may be responsible for costs or penalties to the extent our insurers do not fulfill their obligations to us or our insurance policies do not cover such items. Our failure to comply with these, or any other environmental, pipeline integrity or safety-related laws or regulations, could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. In addition, we could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with such laws or regulations in order to bring our assets into compliance. Any such expenses, penalties or liabilities could have a material adverse effect on our business, financial condition or results of operations. While we are entitled to reimbursement or indemnification from Delek Holdings for certain environmental liabilities under the Omnibus Agreement for certain assets which we purchased from Delek Holdings, such reimbursement or indemnification may not fully cover any damages we may incur, or Delek Holdings may default on or otherwise fail to satisfy its obligations to us, which could have a material adverse effect on our business, financial condition or results of operations.
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

31 |

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

32 |

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
The operation of refineries, pipelines, terminals and vessels is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. When these events occur in connection with any of our refineries, pipelines or refined petroleum products terminals, or in connection with any facilities that receive our wastes or byproducts for treatment or disposal, we have in the past and could in the future be liable for costs and penalties associated with their remediation under federal, state, local and international environmental laws or common law, as well as for property damage to third parties caused by contamination from releases and spills.

33 |

Risk Factors
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

34 |

Risk Factors
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

35 |

Risk Factors
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
In our West Texas wholesale marketing business, we sell refined products that we purchase from Delek Holdings and unaffiliated third parties. We purchase the majority of product we sell in West Texas from Delek Holdings. The remainder of the barrels we sell in West Texas are spot purchased from various suppliers or refiners. We could experience an interruption or reduction in the supply or delivery of refined products if our suppliers, the refineries who supply us or our suppliers, or the pipelines that deliver that product partially or completely ceased operations, temporarily or permanently, or ceased to supply us with refined products for any reason. The ability of these refineries and our suppliers to supply refined products to us could be disrupted by anticipated events, such as scheduled upgrades or maintenance, as well as events beyond their control, such as unscheduled maintenance, regional or global disease outbreaks, fires, floods, storms, explosions, power outages, accidents, acts of terrorism or other catastrophic events, labor difficulties and work stoppages, governmental or private party litigation, or legislation or regulation that adversely impacts refinery operations. An interruption or reduction in the volume of refined products supplied to our wholesale business could adversely affect our sales and profitability.
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
As of December 31, 2023, we had approximately $1,711.8 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the respective indentures governing the 2025 Notes and 2028 Notes. Our level of debt could have important consequences to us, including the following:
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

37 |

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
While the FERC regulates rates and terms and conditions of service for transportation of crude oil or refined products in interstate commerce by pipeline, state agencies may regulate rates and terms and conditions of service for petroleum pipeline transportation in intrastate commerce. Whether a pipeline provides service in interstate commerce or intrastate commerce is highly fact-dependent and determined on a case-by-case basis. We cannot provide assurance that the FERC will not, at some point, assert that some or all of the transportation service we provide that is not currently subject to our FERC tariffs is within its jurisdiction. If the FERC were successful with any such assertion, we may be required to pay refunds to customers and the FERC's rate-making methodologies may limit our ability to set rates based on our actual costs, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Service on the East Texas Crude Logistics System is currently subject to a temporary waiver issued by the FERC. If the conditions to the continued effectiveness of that East Texas Waiver Order are no longer true at any point, service on that system would become fully subject to the FERC tariff filing requirements and other regulatory requirements for the provision of transportation service. If we file tariffs, we may be required to provide a cost justification for the transportation charge. We would also be required to provide service to all prospective shippers making reasonable requests for service without undue discrimination and to operate in a manner that does not provide any undue preference to shippers. The rates under such tariffs may be insufficient to allow us to recover fully our cost of providing service on the affected pipelines, which could adversely affect our business, financial condition and results of operations.
In addition, regulation by the FERC may subject us to potentially burdensome and expensive operational, reporting and other requirements. We own pipeline assets in Texas, Arkansas, Louisiana, New Mexico and Oklahoma. In Texas, a pipeline, with some exceptions, is required to operate as a common carrier and provide transportation without discrimination. Arkansas provides that all intrastate oil pipelines are common carriers, but it exercises light-handed regulation over petroleum pipelines. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing transportation without discrimination. In Oklahoma, oil and gas companies engaged in transporting oil or gas by pipeline within the state operate as common carriers, and are not permitted to engage in unlawful discrimination. State commissions have generally not been aggressive in regulating common carrier pipelines, have generally not investigated the rates or practices of petroleum pipelines in the absence of shipper complaints and generally resolve complaints informally. If the regulatory commissions in the states in which we operate change their policies and aggressively regulate the rates or terms of service of pipelines operating in those states, it could adversely affect our business, financial condition and results of operations.

38 |

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

39 |

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
We do not own all of the land on which most of our pipelines, tank farms and terminal facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases, if such rights-of-way or leases lapse or terminate or if our facilities are not properly located within the boundaries of such leases or rights-of-way. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of those agreements may grant us those rights for only a specific period of time. Our loss of such rights, through our inability to renew any rights-of-way contracts, or a significant increase in the costs of these rights, could have a material adverse effect on our business, financial condition, results of operations, ability to maintain our assets and cash flows and our ability to make distributions to our unitholders.

40 |

Risk Factors
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
We have not obtained independent evaluations of all of the reserves connected to our gathering systems; therefore, in the future, customer volumes on our systems could be less than we anticipate.
We do not routinely obtain or update independent evaluations of the reserves connected to our systems. Moreover, even if we did obtain independent evaluations of all of the reserves connected to our systems, such evaluations may prove to be incorrect. Crude oil and natural gas reserve engineering requires subjective estimates of underground accumulations of crude oil and natural gas and assumptions concerning future crude oil and natural gas prices, future production levels and operating and development costs.
Accordingly, we may not have accurate estimates of total reserves dedicated to our systems of the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our gathering system is less than we anticipate and we are unable to secure additional volumes, it could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.
Certain of our gathering agreements contain provisions that can reduce that cash flow stability that the agreements were designed to achieve.
We designed those gathering agreements that contain MVC provisions to generate stable cash flows for us over the life of the MVC contract term. Under certain of these agreements, Delek Holdings agreed to ship a minimum volume on our gathering systems or over certain periods during the term of the agreement. If Delek Holdings' actual throughput volumes are less than its MVC for the contracted measurement period, it must make a shortfall payment to us at the end of the applicable measurement period. The amount of the shortfall payment is based on the difference between the actual throughput volume shipped or processed for the applicable period and the MVC for the applicable period, multiplied by the applicable fee. To the extent that Delek Holdings' actual throughput volumes are above or below its MVC for the applicable contracted measurement period, certain of our gathering agreements contain provisions that allow Delek Holdings to use the excess volumes or the shortfall payment to credit against future excess volumes or future shortfall payments, which could have a material adverse effect on our results of operations, financial condition and cash flows and our ability to make cash distributions to our unitholders.
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

41 |

Risk Factors
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
Increased regulation of hydraulic fracturing could result in reductions or delays in customer production, which could materially adversely impact our revenues.
Hydraulic fracturing is an important and increasingly common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations and is primarily regulated by state agencies. However, Congress has in the past, and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing. States also could elect to prohibit hydraulic fracturing altogether, as New York, Maryland, and Vermont have done. In addition, certain local governments have adopted, and additional local governments may adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. These initiatives and similar efforts elsewhere could restrict oil and gas development in the future.
The EPA has also moved forward with various regulatory actions, including a proposal to issue new regulations under the New Source Performance Standards (NSPS) to expand and strengthen emissions reduction requirements under NSPS OOOOa for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision, and the State of California and environmental plaintiffs appealed. Litigation is currently ongoing.

42 |

Risk Factors
Further, several federal governmental agencies have conducted reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.
State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. Some state regulatory agencies, including those in Colorado, Ohio, and Texas, have modified their regulations or guidance to account for induced seismicity. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our customers.
Additionally, certain of our customers produce oil and gas on federal lands. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension, and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling, but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements.
If new or more stringent federal, state or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted, this could result in a reduction in the supply of natural gas and/or crude oil that our customers produce and could thereby adversely affect our revenues and results of operations. Compliance with such rules could also generally result in additional costs, including increased capital expenditures and operating costs, for our customers, which could ultimately decrease end-user demand for our services and could have a material adverse effect on our business.
Increasing attention on environmental, social and governance matters may impact our business, financial results or stock price.
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
These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations. The increasing attention to ESG activities and a shift by consumers to more fuel-efficient or alternative fuel vehicles could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our common limited partner unit price and access to capital markets. Additionally, increased attention may increase opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. In addition to litigation such opposition may take the form of organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets or other actions designed to prevent, disrupt or delay the development, operation, or maintenance of our assets and business.
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
Acts of sabotage or terrorist attacks (including cyber-attacks) in the U.S., as well as events occurring in response to or in connection with them, including political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals) may be at greater risk of future terrorist attacks than other possible targets in the U.S. In addition, the State of Israel, where Delek Holdings Group, the former parent company of Delek Holdings, is based, has suffered armed conflicts and political instability in recent years, including the Israel-Hamas War. We may be more susceptible to a direct attack as a result of our connection to Israel.
A direct attack on our assets, or the assets of others used by us, could have a material adverse effect on our business, financial condition and results of operations.

43 |

Risk Factors
Uncertainty surrounding new or continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, any terrorist attack, armed conflict, war or political instability in the significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our petroleum product marketing operations. The long-term impacts of terrorist attacks and the threat of future terrorist on energy transportation infrastructure or vandalism could result in increased costs to our business. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on information technology across our operations, including in the monitoring of the movement of petroleum through our pipelines and terminals and in various other processes and transactions. We also utilize information technology systems and controls throughout our operations to capture accounting, technical and regulatory data for subsequent archiving, analysis and reporting. Disruption, failure, or cyber security breaches affecting or targeting our computer or telecommunications systems, our infrastructure, or the infrastructure of our cloud-based IT service providers may materially impact our business and operations. A failure of these systems, whether due to power loss, unsuccessful transition to upgraded or replacement systems, unauthorized access or other cyber breach or attack could result in disruption to our business operations, access to or disclosure or loss of data and/or proprietary information, personal injuries and environmental damage, any of which could have an adverse effect on our business, reputation, and effectiveness. We could also be subject to resulting investigation and remediation costs, as well as regulatory enforcement, private litigation and related costs, any of which could have a material adverse impact on our cash flow and results of operations. Furthermore, public disclosure of any such event could result in negative publicity and a loss of investor confidence, which could have a negative impact on the trading price of our common units.
We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not, to our knowledge, resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, work trends change such as the increase in remote work in the wake of the COVID-19 Pandemic, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. We could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.

44 |

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
In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any critical infrastructure security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to remain in compliance with these government regulations may result in enforcement actions which may have a material adverse effect on our business and operations.
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

45 |

Risk Factors
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

46 |

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

47 |

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

48 |

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

49 |

Risk Factors
Our Partnership Agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees.
Our Partnership Agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our Partnership Agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our Partnership Agreement of the duties, obligations or liabilities among our partners, or obligations or liabilities of our partners to us, of the rights of powers of, or restrictions on, our partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty (including a fiduciary duty) owed by any of our, or general partner's, directors, officers, or other employees, or owed by our general partner, to us or our partners, (4) asserting a claim against us arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act or (5) asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in our common units is deemed to have received notice of and consented to the foregoing provisions. This exclusive forum provision does not apply to a cause of action brought under federal or state securities laws. Although management believes this choice of forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against us and our general partner's directors and officers. The enforceability of similar choice of forum provisions in other companies' certificates of incorporation or similar governing documents has been challenged in legal proceedings and it is possible that in connection with any action a court could find the choice of forum provision contained in our Partnership Agreement to be inapplicable or unenforceable in such action. If a court where to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our financial position, results of operations and ability to make cash distributions to our unitholders.
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
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 21, 2024, Delek Holdings owned 78.7% of our outstanding common limited partner units.
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

50 |

Risk Factors
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
If at any time our general partner and its affiliates own more than 85% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. The ownership threshold will drop to 80% automatically if the ownership of common units by our general partner and its affiliates falls below 77% of the outstanding common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 21, 2024, Delek Holdings owned 34,311,278 common limited partner units, or 78.7% of our total outstanding common limited partner units.
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

51 |

Risk Factors
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

52 |

Risk Factors
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

53 |

Risk Factors
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

54 |

Risk Factors
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Related Matters
Risk Management and Strategy
We depend on information technology ("IT") and operational technology (“OT”) for various operations, including refinery processes, petroleum movement monitoring in pipelines and terminals, point-of-sale processing at our retail sites, and other critical processes and transactions. We utilize IT and OT systems across our operations to capture accounting, technical and regulatory data for archiving, analysis, and reporting. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. Additionally, our technology encompasses a company-wide network through which employees have access to key business applications.
We established a thorough, risk-based cybersecurity program aimed at safeguarding our data, along with the data of our customers and partners. The identification, assessment, and management of cyber risks fall under our Enterprise Risk Management (“ERM”) program, overseen by the board of directors of our general partner. Our Chief Technology Officer & Digital Officer/Chief Information Officer holds overall

55 |

Unresolved Staff Comments & Properties
responsibility for IT, OT, and cybersecurity. The Partnership follows well-organized cybersecurity frameworks with a Chief Information Security Officer dedicated to overseeing cybersecurity initiatives throughout the entire enterprise.
Our risk assessment process related to cybersecurity includes identifying threats and conducting vulnerability assessments, likelihood and impact assessments related to our own information and OT systems as well as our third-party service providers. The Partnership collaborates with third-party vendors to leverage managed security services, enhancing the Partnership’s cybersecurity capabilities. The Partnership possesses monitoring capabilities for both its IT and OT infrastructure. To identify material cybersecurity risks, we use a combination of technical assessments, risk analysis, vulnerability scanning, incident and event monitoring, threat intelligence and third-party assessments along with ongoing monitoring and management.
We manage our material cybersecurity risks through a combination of security measures, audits, training, planning, and testing. The Partnership has established processes for regular disaster recovery planning and response readiness testing. Our security approach also includes multiple layers of defense and testing of controls. We have implemented security measures, including segmentation, firewalls, intrusion detection systems, encryption, multi-factor authentication and data loss prevention to safeguard our systems and data. Furthermore, we have reinforced our data protection capabilities by investing in both hardware and software.
Recognizing that humans are often the most vulnerable element of even the most secure computer architectures, The Partnership has increased the frequency and sophistication of the mandatory training and phishing campaign program for our employees. The Partnership also conducts monthly reviews of global cybersecurity incidents to ensure that appropriate mitigation measures are in place to guard against similar threats. The Partnership is committed to enhancing its organizational resilience through a multiyear, comprehensive incident response tabletop drill program. Building upon the success of the two drills conducted in 2023, we are dedicated to continuous improvement and proactive readiness in addressing potential challenges and ensuring the effective management of incidents.
The Partnership has not experienced a significant cybersecurity breach or associated expenses, penalties, or settlements for years ended December 31, 2023, 2022 and 2021. The Partnership continuously assesses and enhances the confidentiality, integrity, and availability of our IT and OT assets.
Board of Directors Oversight
The board of directors of our general partner and executive leadership team at the Partnership are committed to investing the attention and resources necessary to maintain the privacy, security and integrity of our information, systems and networks and enhance the Partnership’s resiliency against cyber threats. To assist in these efforts, the board of directors of our general partner has assigned a number of cybersecurity related responsibilities to its standing committees while retaining overall responsibility for the oversight of Delek's cybersecurity activities.

56 |

Unresolved Staff Comments & Properties

BOARD OF DIRECTORS
AUDIT COMMITTEE
Cybersecurity Responsibilities and Oversight:
• Cybersecurity-related financial reporting and disclosures
• Legal and regulatory compliance, including those related to cybersecurity
• Financial risk exposure related to cybersecurity
• Code of business conduct & ethics
TECHNOLOGY COMMITTEE
Cybersecurity Responsibilities and Oversight:
• Contingency planning and disaster recovery activities
• Information security policies, programs, procedures, and initiatives
• Information security risk exposure and insurance policies
• Information security breaches and mitigation
GOVERNANCE AND COMPENSATION COMMITTEE
Cybersecurity Responsibilities and Oversight:
• Board composition
• Governance documents and committee charters
• Compensation strategy
ENVIRONMENTAL, HEALTH AND SAFETY (EHS) COMMITTEE
Cybersecurity Responsibilities and Oversight:
• Cybersecurity incidents relating to EHS matters
Partnership Executives
Drives and implements cybersecurity strategies, programs, and plans across the organization led by Chief Technology Officer

In overseeing cybersecurity risks, the Board of Directors follows the principles identified by the National Association of Corporate Directors in the oversight of cybersecurity risks. Cybersecurity risks and Partnership programs are discussed with the Board of Directors by the Chief Technology & Digital Officer Chief Information Officer and others. Third parties are periodically engaged in the assessment of cybersecurity, including evaluating maturity under the National Institute for Security and Technology’s and the International Society of Automation/ International Electrotechnical Commission’s cybersecurity frameworks, testing informational and operational cyber defenses, controls, and reviews of policies and procedures.
In 2021 the Board of Directors established the standing Technology Committee. One of the Technology Committee’s responsibilities is to review, assess, manage, and mitigate risks related to technological developments, digitalization, and information security. The Technology Committee also reviews assessments of the effectiveness of the Partnership’s information security and technology programs, procedures, and initiatives. The Technology Committee regularly receives reports from management regarding information security and cyber risk matters, including the Partnership’s contingency planning and information security training and compliance, and reports its activities to the Board. The Technology Committee’s designated focus on these areas of the Partnership’s digitalization, information and operational security policies help ensure strategic alignment of the Partnership’s strategies with information security and risk management.

57 |

Unresolved Staff Comments & Properties
Management Oversight
Our senior leadership team is actively involved in cybersecurity governance, ensuring the highest level of oversight of cybersecurity risks. Establishing clear lines of ownership and accountability, along with regular and transparent communication among our standing Board committees, the Board of Directors and executives, is crucial for effectively handling cybersecurity risks and opportunities. Our Chief Technology & Digital Officer/Chief Information Officer reports to the President, dedicating a substantial amount of their efforts to ensure the safety and security of our networks and systems. Our Chief Technology & Digital Officer/Chief Information Officer has nearly 20 years of IT experience including areas of technology, cybersecurity, data, analytics, and digital transformation as well as being an Adjunct Lecturer at Tel-Aviv University and the Technion for Big Data Technologies, Data Science and Data Visualization. Representing the state of Israel at MIT’s CDOIQ forum. Our Chief Technology & Digital Officer oversees a team of security professionals and regularly updates the Board of Directors on any potential risks and threats to the Partnership. Senior leadership including our Chief Technology & Digital Officer/Chief Information Officer and the Chief Information Security Officer brief the Board on information security matters multiple times throughout the year.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 14 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated by reference in this Item 3, for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

58 |

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were two holders of record of our common units held by the public as of February 21, 2024. In addition, as of February 21, 2024, Delek Holdings and its affiliates owned 34,311,278 of our common units. See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of historic cash distributions.
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

ITEM 6. [RESERVED]

59 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (the ''Annual Report on Form 10-K''). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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

60 |

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

61 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region. A majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery").
Business and Economic Environment Overview
During much of year ended December 31, 2023, domestic markets have experienced an elevated hydrocarbon pricing environment that has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, the successful integration of Delaware Gathering further diversifies our logistics customer base to include significantly more third-party customers, and it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of integrating our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the Partnership system. While we experienced a $32.8 million decrease in net income for the year ended December 31, 2023, our EBITDA (as defined in "Non GAAP Measures" section below) increased $58.3 million in 2023 as compared to 2022. Our gathering and processing segment which had segment EBITDA of $199.5 million in 2023 compared to $175.3 million in 2022, benefited from additional EBITDA associated with the Delaware Gathering Acquisition as well as rate increases and new connections in our Midland Gathering operations. Our wholesale marketing and terminalling segment saw a $23.4 million increase in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures decreased by $0.3 million. See the “Results of Operations” section below for further discussion.
Looking forward, concerns about inflation and a possible economic downturn as well as initiatives to reduce carbon footprints through energy transition to renewables have softened the forward demand expectations for hydrocarbons and natural gas. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Furthermore, the Partnership benefited from inflationary-linked rate increases effective July 1, 2023, as discussed further below. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, as we look forward to 2024, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.
See further discussion on macroeconomic factors and market trends, including the impact on 2023 and the outlook for 2024, in the ‘Market Trends’ section below.
Other 2023 Developments
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into a certain Promissory Note (the “Related Party Revolving Credit Facility”) with Delek Holdings. The Related Party Revolving Credit Facility provides for revolving borrowings with aggregate commitments of $70.0 million comprised of a (i) $55.0 million senior tranche and a (ii) $15.0 million subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Partnership and Delek Holdings reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Related Party Revolving Credit Facility will bear interest at Term SOFR (as defined in the Related Party Revolving Credit Facility) plus 3.00%. The Related Party Revolving Credit Facility proceeds will be used for the Partnership’s working capital purposes and other general corporate purposes. The Related Party Revolving Credit Facility will mature on June 30, 2028. The Related Party Revolving Credit Facility contains certain affirmative covenants, mandatory prepayments and events of default that the Partnership considers to be customary for an arrangement of this sort. The obligations under the Related Party Revolving Credit Facility are unsecured.

62 |

Management's Discussion and Analysis
DKL Credit Facility
On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (together, the “Amendments”) which among other things: extended the maturity of the DKL Term Loan Facility to April 15, 2025, (ii) added a maturity acceleration clause which will accelerate the maturity of the DKL Term Loan Facility to 180 days prior to the stated maturity date of the 2025 Notes if any of the 2025 Notes remain outstanding on that date, (iii) increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $150.0 million, resulting in aggregate lender commitments under the DKL Revolving Credit Facility of $1.050 billion and (iv) increased the limit allowed for general unsecured debt (as defined in the DKL Credit Facility) by an amount equal to $95.0 million, resulting in an unsecured general debt limit of $150.0 million.
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

63 |

Management's Discussion and Analysis
Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 13 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Gathering and Processing
The operational assets in our gathering and processing segment consist of Midland Gathering Assets and Delaware Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Permian Basin. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. While we do not take ownership of gas that is gathered, we sell the processed gas at a market price which we remit to the producer, net of our fees. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on maintaining stable cash flows and to grow the quarterly distributions paid to our unitholders over time. To that end, we have been focused on growing our asset base within our geographic area, through acquisitions, project development, joint ventures, enhancing our existing systems and lowering our carbon footprint, as we continue to evaluate ways to provide Delek Holdings with logistics services and look for ways to reduce our reliance on Delek Holdings as our primary customer.

64 |

Management's Discussion and Analysis
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
V.Optimize Our Existing Assets and Expand Our Customer Base
VI.Expand our ESG Consciousness and Lower our Carbon Footprint
Since acquiring Delaware Gathering in 2022, the Partnership has been dedicated to achieving organic growth in our operations. This strategy has proven to be successful, as we have seen substantial growth from new connections in our Midland Gathering operations, as well as continued growth in our Delaware Gathering operations. We continue to be focused on growth opportunities in the Permian Basin given its prime acreage and extensive production history and believe that opportunities exist in crude, natural gas and water which could enhance our gathering and process segment.
The Partnership prioritizes safe and reliable operation of its assets to maintain financial stability and growth. We have successfully avoided lost time injuries for four years, demonstrating our strong safety protocols and adherence to regulations. This commitment protects employees, assets, and operations, minimizing financial losses and maintaining stakeholder trust.
Additionally, we have prioritized reducing our leverage ratio, providing us with more financial flexibility to pursue opportunities and expand operations. By reducing our debt profile and maintaining a strong financial position, we are better equipped to navigate challenges that may arise. This financial stability also allows us to seize emerging opportunities that align with our strategic goals, ensuring that we can continue to deliver value to our unitholders.
2023 Strategic Scorecard

Description of Strategic Success	Generate Stable Cash Flow	Focus on Growing Our Business through Acquisitions and Investments in Joint Ventures	Engage in Mutually Beneficial Transactions with Delek Holdings	Pursue Attractive Expansion and Construction Opportunities	Optimize Our Existing Assets and Expand Our Customer Base	Expand our ESG Consciousness and Lower our Carbon Footprint
Integration and expansion of Delaware Gathering operations	✓	✓		✓	✓
Implemented measures to reduce our overall debt profile		✓	✓	✓	✓
Expansion of our Midland operations	✓			✓	✓
Zero lost time injuries	✓
Continue in Co-Developing our ESG Strategy with our General Partner						✓
Looking Forward: 2024 Strategic Focus Areas
As we look to 2024, we continue to believe that our strategic focus areas are the right ones. As such, we continue to refine our processes for evaluating risks and returns while maintaining a keen eye on our overarching Long-Term Strategic Objectives and our desire to create long-term operational sustainability. To that end, our 2024 Strategic Focus Areas are as follows:
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

65 |

Management's Discussion and Analysis
◦Investments in Joint Ventures. Continue to focus on leveraging and, when appropriate, expanding our investments in joint ventures, which have contributed to our initiative to grow our midstream business while increasing our crude oil sourcing flexibility.
•Engage in Mutually Beneficial Transactions with Delek Holdings. Delek Holdings is required, under certain circumstances, to offer us the opportunity to purchase additional logistics assets that Delek Holdings may acquire or construct in the future. Further, we will continue to evaluate additional growth opportunities through subsequent dropdowns of logistics assets acquired or developed by Delek Holdings, while factoring in associated impact on our capital structure and critically evaluating anticipated return on investment. As certain of our commercial agreements with Delek Holdings have expired or are set to expire soon, we are currently engaged in negotiations to renew these contracts and ensure continued value for both ourselves and our sponsor.
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

66 |

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

Financing
The Partnership anticipates paying a cash distribution to its unitholders at a distribution rate of $1.055 per unit for the quarter ended December 31, 2023 ($4.22 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of historic cash distributions.
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

67 |

Management's Discussion and Analysis
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

68 |

Management's Discussion and Analysis

69 |

Management's Discussion and Analysis
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

•Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our accompanying consolidated statements of income.

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

Reconciliation of net income to EBITDA (in thousands)
	Year Ended December 31,
	2023	2022
Net income	$126,236	$159,052
Add:
Income tax expense	1,205	382
Depreciation and amortization	92,384	62,988
Amortization of marketing contract intangible	7,211	7,211
Interest expense, net	143,244	82,304
EBITDA (1)	$370,280	$311,937
(1) EBITDA includes $14.8 million of goodwill impairment expense for the year ended December 31, 2023. Refer to Note 8 - Goodwill to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)
	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$225,319	$192,168
Changes in assets and liabilities	29,474	49,423
Distributions from equity method investments in investing activities	9,002	1,737
Non-cash lease expense	(9,549)	(16,254)
Regulatory and sustaining capital expenditures not distributable (1)	(7,272)	(9,684)
Reimbursement from Delek Holdings for capital expenditures (2)	1,280	1,176
Accretion of asset retirement obligations	(705)	(596)
Deferred income taxes	(638)	(5)
Gain on disposal of assets	1,266	114
Distributable cash flow	$248,177	$218,079

70 |

Management's Discussion and Analysis

(1)
Regulatory and sustaining capital expenditures represent cash expenditures (including for the addition or improvement to, or the replacement of, our capital assets, and for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Examples include expenditures for the repair, refurbishment and replacement of pipelines and terminals, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

(2)
Reimbursement from Delek Holdings for capital expenditures represents amounts for certain capital expenditures reimbursable to us from Delek Holdings pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our accompanying consolidated financial statements).

71 |

Management's Discussion and Analysis
Summary of Financial and Other Information
A discussion and analysis of the factors contributing to our results of operations is presented below. A detailed discussion of the fiscal year 2022 compared to year-over-year changes from fiscal year 2021 can be found in Part II, Item 7. Management's Discussion and Analysis, "Results of Operations", of our 2022 Annual Report on Form 10-K, filed on March 1, 2023. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Year Ended December 31,
	2023	2022
Net revenues:
Gathering and Processing	$371,110	$305,427
Wholesale marketing and terminalling	505,701	588,884
Storage and transportation	143,598	142,096
Total	1,020,409	1,036,407
Cost of materials and other	532,627	641,363
Operating expenses (excluding depreciation and amortization presented below)	118,101	88,307
General and administrative expenses	24,766	34,181
Depreciation and amortization	92,384	62,988
Impairment of goodwill	14,848	—
Gain on disposal of assets	(1,266)	(114)
Operating income	$238,949	$209,682
Interest expense, net	143,244	82,304
Income from equity method investments	(31,433)	(31,683)
Other income, net	(303)	(373)
Total non-operating expenses, net	111,508	50,248
Income before income tax expense	127,441	159,434
Income tax expense	1,205	382
Net income attributable to partners	$126,236	$159,052
Comprehensive income attributable to partners	$126,236	$159,052
EBITDA(2) (3)	$370,280	$311,937
Net income per limited partner unit:
Basic	$2.90	$3.66
Diluted	$2.89	$3.66
Weighted average limited partner units outstanding:
Basic	43,583,938	43,487,910
Diluted	43,611,314	43,511,650
(1)This information is presented at a summary level for your reference. See the Consolidated Statements of Income included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more detail regarding our results of operations.
(2) For a definition of EBITDA, see "Non-GAAP Measures" above.
(3) EBITDA includes $14.8 million of goodwill impairment expense for the year ended December 31, 2023. Refer to Note 8 - Goodwill to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

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

72 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations - Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Net Revenues
2023 vs. 2022
Net revenues decreased by $16.0 million, or 1.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by the following:
•decreased revenue of $99.6 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the volumes of gasoline and diesel sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.46 per gallon and $0.73, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 0.6 million increase in gallons of gasoline sold.
Such decreases were partially offset by the following:
•increase in revenue as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in volumes associated with Midland Gathering operations primarily due to new connections finalized during 2022.

Cost of Materials and Other
2023 vs. 2022
Cost of materials and other decreased by $108.7 million, or 17.0%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•decrease in costs of materials and other of $101.9 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the volumes of diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.49 per gallon and $0.74 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 0.6 million increase in gallons of gasoline sold.
Such decreases were partially offset by the following:
•increase in cost of materials and other as a result of our Delaware Gathering operations, which began in June 2022.

Operating Expenses
2023 vs. 2022
Operating expenses increased by $29.8 million, or 33.7%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by incremental expenses associated with our Delaware Gathering operations which began in June 2022.

General and Administrative Expenses
2023 vs. 2022
General and administrative expenses decreased by $9.4 million, or 27.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•higher outside services associated with the Delaware Gathering Acquisition in the prior year; and
•partially offset by lower allocated employee related expenses.

73 |

Management's Discussion and Analysis
Depreciation and Amortization
2023 vs. 2022
Depreciation and amortization increased by $29.4 million, or 46.7%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•the acquisition of property, plant and equipment and customer relationship intangible as part of the Delaware Gathering Acquisition; and
•depreciation associated with new projects in-serviced during the period.

Impairment of Goodwill
2023 vs. 2022
Impairment of goodwill was $14.8 million for the year ended December 31, 2023. The goodwill impairment is related to our Delaware Gathering reporting unit due to significant increases in interest rates and timing of system connections with our producer customers. The Partnership's long-term outlook of its Delaware Gathering system remains unchanged. Refer to Note 8 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
There was no asset impairment in the year ended December 31, 2022.

Interest Expense
2023 vs. 2022
Interest expense increased by $60.9 million, or 74.0%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•increased borrowings under the DKL Credit Facility to fund the Delaware Gathering Acquisition; and
•higher floating interest rates applicable to the DKL Credit Facility.

Results from Equity Method Investments
2023 vs. 2022
Income from equity method investments decreased by $0.3 million, or 0.8%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

74 |

Management's Discussion and Analysis
Operating Segments
Gathering and Processing Segment
The following table and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the years ended December 31, 2023 and 2022:

Gathering and Processing
	Year Ended December 31,
	2023	2022
Net Revenues	$371,110	$305,427
Cost of materials and other	$83,118	$81,525
Operating expenses (excluding depreciation and amortization)	$75,136	$48,211
Segment EBITDA (1)	$199,463	$175,250
(1) EBITDA includes $14.8 million of goodwill impairment expense for the year ended December 31, 2023. Refer to Note 8 - Goodwill to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Throughputs (average bpd)
	Year Ended December 31,
	2023	2022
El Dorado Assets:
Crude pipelines (non-gathered)	67,003	78,519
Refined products pipelines to Enterprise Systems	58,181	56,382
El Dorado Gathering System	13,782	15,391
East Texas Crude Logistics System	32,668	21,310
Midland Gathering System	230,471	128,725
Plains Connection System	250,140	183,827

Delaware Gathering Assets Volumes
	Year Ended December 31,
	2023	2022 (1)
Natural Gas Gathering and Processing (Mcfd(2))	71,239	60,971
Crude Oil Gathering (bpd(3))	111,335	87,519
Water Disposal and Recycling (bpd(3))	102,340	72,056
(1) Volumes for the year ended December 31, 2022 are for the period from June 1, through December 31, 2022, for which we owned the Delaware Gathering Assets.
(2) Mcfd - average thousand cubic feet per day.
(3) bpd - average barrels per day.

Operational Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022:
Net Revenues
2023 vs. 2022
Net revenues for the gathering and processing segment increased by $65.7 million, or 21.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, driven primarily by the following:
•incremental revenues as a result of our Delaware Gathering operations, which began in June 2022, partially offset by lower natural gas prices; and
•increase in throughput associated with Midland Gathering operations primarily due to new connections finalized during 2022.

75 |

Management's Discussion and Analysis
Cost of Materials and Other
2023 vs. 2022
Cost of materials and other for the gathering and processing segment increased by $1.6 million, or 2.0%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, driven primarily by the following:
•incremental cost of materials and other as a result of our Delaware Gathering operations which began in June 2022; and
•partially offset by lower natural gas costs.

Operating Expenses
2023 vs. 2022
Operating expenses for the gathering and processing segment increased by $26.9 million, or 55.8%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•increase due to additional expenses associated with our Delaware Gathering operations, which began in June 2022; and
•increase in outside services associated with Midland Gathering operations.

EBITDA
2023 vs. 2022
EBITDA increased by $24.2 million, or 13.8%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•additional EBITDA associated with the Delaware Gathering operations, which began in June 2022;
•increase in throughput associated with new connections in our Midland Gathering operations; and
•partially offset by the impairment of goodwill associated the Delaware Gathering Acquisition.

76 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2023 and 2022:

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2023	2022
Net Revenues	$505,701	$588,884
Cost of materials and other	$388,536	$491,452
Operating expenses (excluding depreciation and amortization presented below)	$17,796	$19,458
Segment EBITDA	$106,512	$83,098

Operating Information
	Year Ended December 31,
	2023	2022
East Texas - Tyler Refinery sales volumes (average bpd) (1)	60,626	66,058
Big Spring marketing throughputs (average bpd)	77,897	71,580
West Texas marketing throughputs (average bpd)	10,032	10,206
West Texas marketing gross margin per barrel	$5.18	$4.45
Terminalling throughputs (average bpd) (2)	113,803	132,262
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022:
Net Revenues
2023 vs. 2022
Net revenues for the wholesale marketing and terminalling segment decreased by $83.2 million, or 14.1%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•decreased revenue of $99.6 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the volumes of diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.46 per gallon and $0.73 per gallon, respectively; and
◦the average volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 0.6 million increase in gallons of gasoline sold.
Such decreases were partially offset by the following:
•increase in terminalling and marketing revenue primarily due to increased volume and rates associated with Big Spring marketing operations.

77 |

Management's Discussion and Analysis
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the years ended December 31, 2023, 2022:

Cost of Materials and Other
2023 vs. 2022
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $102.9 million, or 20.9%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•decreased costs of materials and other of $101.9 million in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.49 per gallon and $0.74 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 0.6 million increase in gallons of gasoline sold.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the years ended December 31, 2023 and 2022. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

78 |

Management's Discussion and Analysis
Operating Expenses
2023 vs. 2022
Operating expenses for the wholesale marketing and terminalling segment decreased by $1.7 million, or 8.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

EBITDA
2023 vs. 2022
EBITDA increased by $23.4 million, or 28.2%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•increases in terminalling utilization and improved wholesale margins.

79 |

Management's Discussion and Analysis
Storage and Transportation Segment
The table and discussion below present the results of operations and certain operating statistics of the storage and transportation segment for the years ended December 31, 2023 and 2022:

Storage and Transportation
	Year Ended December 31,
	2023	2022
Net revenues	$143,598	$142,096
Cost of materials and other	$63,710	$66,953
Operating expenses (excluding depreciation and amortization presented below)	$18,104	$17,843
Segment EBITDA	$63,850	$56,269

Operational Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022:
Net Revenues
2023 vs. 2022
Net revenues for the storage and transportation segment increased by $1.5 million, or 1.1%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Cost of Materials and Other
2023 vs. 2022
Cost of materials and other for the storage and transportation segment decreased by $3.2 million, or 4.8%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

Operating Expenses
2023 vs. 2022
Operating expenses for the storage and transportation segment increased by $0.3 million, or 1.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.

EBITDA
2023 vs. 2022
EBITDA increased by $7.6 million, or 13.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by an increase in storage and transportation rates.

80 |

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
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 12 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the year ended December 31, 2023.
Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At December 31, 2023, our total liquidity amounted to $343.3 million comprised of $269.5 million and $70.0 million in unused credit commitments under the DKL Credit Facility and the Related Party Revolving Credit Facility, respectively, and $3.8 million in cash and cash equivalents. We have the ability to increase the DKL Credit Facility to $1.15 billion subject to receiving increased or new commitments from lenders and meeting certain requirements under the credit facility. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.
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
At December 31, 2023, the DKL Credit Facility was classified as long-term in the accompanying consolidated balance sheets in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K as we currently have the ability and intent to refinance the 2025 Notes on a long-term basis through available capacity under the DKL Revolving Facility, Related Party Revolving Credit Facility or new funding sources.
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
We believe we were in compliance with the covenants in all our debt facilities as of December 31, 2023.

81 |

Management's Discussion and Analysis
Cash Distributions
On January 24, 2024, the board of directors of our general partner declared a distribution of 1.055 per common unit (the "Distribution"), which equates to approximately $46.0 million per quarter, or approximately $184.0 million per year, based on the number of common units outstanding as of February 5, 2024. The Distribution will be paid on February 12, 2024 to common unitholders of record on February 5, 2024 and represents a 3.4% increase over the fourth quarter 2022 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2022	$0.980	$42,604
June 30, 2022	$0.985	$42,832
September 30, 2022	$0.990	$43,057
December 31, 2022	$1.020	$44,440
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
December 31, 2023	$1.055	$46,010

Cash Flows
The following table sets forth a summary of our consolidated cash flows for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$225,319	$192,168
Net cash used in investing activities	(89,629)	(770,437)
Net cash (used in) provided by financing activities	(139,905)	581,947
Net (decrease) increase in cash and cash equivalents	$(4,215)	$3,678

Operating Activities
Net cash provided by operating activities increased by $33.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The cash receipts from customer activities increased by $14.7 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $71.0 million. In addition, cash dividends received from equity method investments increased by $5.8 million and cash paid for debt interest increased by $58.3 million.
Investing Activities
Net cash used in investing activities decreased by $680.8 million during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the Delaware Gathering Acquisition, effective June 1, 2022, which was partially financed through borrowings under the DKL Credit Facility amounting to $625.6 million. There were no acquisitions during the year ended December 31, 2023. In addition, there was a $45.0 million decrease in purchases of property, plant and equipment primarily associated with growth projects in our gathering and processing segment, and a $7.3 million increase in distributions from equity method investments.
Financing Activities
Net cash provided by financing activities decreased by $721.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by net borrowings under the revolving credit facility which decreased by $402.5 million, primarily associated with financing of the Delaware Gathering Acquisition in the prior year. Also contributing to the decrease was a decrease in net borrowings on the term loan of $317.3 million and a $8.9 million increase in cash distributions paid.
Debt Overview
As of December 31, 2023, we had total indebtedness of $1,711.8 million. The increase of $41.3 million in our long-term debt balance compared to the balance at December 31, 2022 resulted from the borrowings under the DKL Credit Facility during the year ended December 31, 2023. As of December 31, 2023, our total indebtedness consisted of:

82 |

Management's Discussion and Analysis
•An aggregate principal amount of $780.5 million under the DKL Revolving Facility, due on October 13, 2027 (which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date), with an average borrowing rate of 8.46%.
•An aggregate principal amount of $281.3 million, under the DKL Term Facility, due on April 15, 2025 (which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date), with an average borrowing rate of 9.46%.
•An aggregate principal amount of $250.0 million, under the 2025 Notes (6.75% senior notes), due in 2025, with an effective interest rate of 7.19%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.39%.
As of December 31, 2023, the DKL Revolving Facility and DKL Term Facility were classified as long-term in the accompanying consolidated balance sheets in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K as we currently have the ability and intent to refinance the 2025 Notes on a long-term basis through available capacity under the DKL Revolving Facility, Related Party Revolving Credit Facility or new funding sources.
We believe we were in compliance with the covenants in all debt facilities as of December 31, 2023. See Note 10 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our indebtedness.
Agreements Governing Certain Indebtedness of Delek Holdings
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

83 |

Management's Discussion and Analysis
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the year ended December 31, 2023:

(in thousands)	Full Year 2024 Forecast	Year Ended December 31, 2023
Gathering and Processing
Regulatory	$750	$31
Sustaining	3,900	2,016
Growth	49,500	72,636
Gathering and Processing Segment Total	$54,150	$74,683
Wholesale Marketing and Terminalling
Regulatory	$3,300	$924
Sustaining	2,379	163
Growth	—	1,024
Wholesale Marketing and Terminalling Segment Total	$5,679	$2,111
Storage and Transportation
Regulatory	$1,500	$2,005
Sustaining	8,500	2,543
Growth	—	—
Storage and Transportation Segment Total	$10,000	$4,548
Total Capital Spending	$69,829	$81,342

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
Long-term Cash Requirements
Information regarding our known contractual obligations of the types described below, as of December 31, 2023, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$30,000	$501,250	$1,180,500	$—	$1,711,750
Interest (1)	136,972	204,009	94,325	—	435,306
Finance Lease Obligation	583	551	417	—	1,551
Operating lease commitments (2)	7,515	6,349	2,104	1,111	17,079
Total	$175,070	$712,159	$1,277,346	$1,111	$2,165,686
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2025 and 2028 Notes at December 31, 2023. Floating interest rate debt is calculated using rates in effect on December 31, 2023.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2023.

We also have other non-current liabilities pertaining to environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on asset retirement obligations and environmental liabilities in Notes 2 and 14, respectively, to our consolidated financial statements in Item 8.
Other Cash Requirements
Our other cash requirements consisted of operating activities and cash distributions to unitholders. Operating activities included cash outflows related to payments to suppliers for crude and other materials and payments for services. Refer to the Cash Flow section for our operating activities spend in 2023. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity. Refer to Cash Distributions section for cash distributions made in 2023 and planned distributions for 2024. Refer to the capital spending section for our capital expenditures for 2023 and our planned capital expenditures for 2024.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Annual Report on Form 10-K.

84 |

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
Goodwill
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
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital ("WACC"), forecasted operating performance, volumes and capital expenditures, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, sustained decrease in the crack spreads, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. The most significant risks to our valuation and the potential future impairment of goodwill are the WACC and the volatility of volumes, which is based on internal forecasts and depend, in part, on assumptions about our customers’ drilling activity which is inherently subjective and contingent upon a number of variable factors (including future or expected pricing considerations).
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
At December 31, 2023, we had three reporting units with goodwill totaling approximately $12.2 million. Our annual goodwill impairment testing was performed on a quantitative basis for our Delaware Gathering reporting unit during the fourth quarter of 2023. As part of our annual assessment, we recorded a $14.8 million impairment charge in the fourth quarter of 2023 related to our Delaware Gathering reporting unit within the gathering and processing segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by the significant increases in interest rates and timing of system connections with our producer customers. The estimated fair value of our Delaware Gathering reporting unit was derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approach includes both the guideline public company and guideline transaction methods. Both market approach methods use pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs).

85 |

Management's Discussion and Analysis
Significant judgment is involved in performing these fair value estimates since the results are based on forecasted assumptions. Significant assumptions include:
•Future volumes. Our estimates of future throughput of crude oil, natural gas, and water volumes are based on internal forecasts and depend, in part, on assumptions about our customers’ drilling activity which is inherently subjective and contingent upon a number of variable factors (including future or expected pricing considerations), many of which are difficult to forecast. Management considers these volume forecasts and other factors when developing our forecasted cash flows.
•Discount rate. We apply a discount rate to our cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible. A higher discount rate decreases the net present value of cash flows.
•Future capital requirements. These are based on authorized spending and internal forecasts.
If estimates for future cash flows, which are impacted primarily by future volumes and EBITDA projections, were to decline, the overall reporting units’ fair value would decrease, resulting in potential goodwill impairment charges.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the impairment tests will prove to be an accurate prediction of the future.
For our other reporting units in 2023, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. For the 2022 annual impairment assessment, we performed a qualitative assessment on all reporting units, as we determined it was more likely than not that the fair value of the reporting units exceeded the carrying value. Therefore, in accordance with GAAP, further testing was not required.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions (e.g., pricing, volumes and discount rates) that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $1,061.8 million as of December 31, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2023 would be to change interest expense by approximately $10.6 million.
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

86 |

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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process that is designed under the supervision of our Principal Executive Officer and Chief Financial Officer, and implemented by the board of directors of our general partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
i.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and the board of directors of our general partner; and
iii.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors of our general partner. Based on its assessment and review with the Audit Committee, management concluded that, as of December 31, 2023, we maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which is included in the section beginning on page F-1.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

87 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek Holdings. As of December 31, 2023, three individuals (Messrs. Soreq, Spiegel, and Yemin) serve as both directors and executive officers of the general partner and as officers and, with respect to Messrs. Soreq and Yemin, directors, of Delek Holdings. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
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

88 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Directors' Experiences and Skills

	YEMIN	SOREQ	BRILLON	BROWN	GADD	GREEN	HADDOCK	KELLY	SPIEGEL
PUBLIC COMPANY LEADERSHIP EXPERIENCE	●	●	●			●	●	●	●
PUBLIC COMPANY BOARD EXPERIENCE	●	●	●	●	●	●	●	●	●
FINANCE	●	●	●	●	●	●	●	●	●
ACCOUNTING AND AUDITING	●	●	●	●	●	●	●	●	●
ENERGY INDUSTRY EXPERIENCE	●	●	●	●	●	●	●	●	●
OPERATIONS EXPERIENCE	●	●	●	●	●	●		●
INTERNATIONAL BUSINESS EXPERIENCE	●	●	●	●	●		●		●
RISK MANAGEMENT	●	●	●	●	●	●		●	●
COMPENSATION	●	●	●	●	●	●	●
ENVIRONMENTAL/SUSTAINABILITY	●	●		●	●		●	●	●
ESG/SOCIAL RESPONSIBILITY	●	●		●	●		●	●	●
CYBERSECURITY/INFORMATION TECHNOLOGY	●		●			●		●
M&A/CAPITAL MARKETS	●	●	●		●	●	●		●
STRATEGY	●	●	●		●	●		●	●
GOVERNMENT/REGULATORY/PUBLIC POLICY	●	●	●	●	●	●	●	●
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

89 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Avigal Soreq	45	Director and President, Delek Logistics
Ezra Uzi Yemin	54	Executive Chairman of the Board of Directors
Sherri A. Brillon	63	Chair of Audit Committee and Member of Technology and Governance, Compensation and Conflicts Committees
Charles J. Brown, III	75	Director, Chair of Conflicts Committee and Member of Audit and Governance and Compensation Committees
Eric D. Gadd	67	Director, Chair of EHS Committee and Member of Governance and Compensation and Conflicts Committees
Frederec Charles Green	57	Director and Member of Technology Committee
Ron W. Haddock	82	Director, Chair of Governance and Compensation Committee, and Member of Audit and EHS Committee
Gennifer F. Kelly	50	Director, Chair of Technology Committee, and Member of Conflicts and EHS Committees
Reuven Spiegel	66	Director, Executive Vice President and Chief Financial Officer
Denise McWatters	63	Executive Vice President, General Counsel and Secretary
Odely Sakazi	39	Senior Vice President, Delek Logistics

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
Sherri A. Brillon has served as one of our directors since January 2021. She has served as a member of the Audit Committee since January 2021 and as its Chairperson since January 2022. She has also served as a member of the Governance and Compensation Committee and the Technology Committee since July 2021 and has been a member of the Conflicts Committee since May 2023. Ms. Brillon has over 35 years of experience in the oil and gas industry. From 1985 to 2019, Ms. Brillon held various positions of increasing responsibility at Encana Corporation, a leading North American hydrocarbon exploration and marketing company now known as Ovintiv Inc. (NYSE: OVV), before retiring as Executive Vice President and Chief Financial Officer in 2019. At Encana, Ms. Brillon was responsible for directing the financial operations of the organization and she also implemented Encana’s business strategy through multiple strategic transactions. Ms. Brillon has served on the Board of Directors for Enerplus (NYSE: ERF) since October 2022. She is a past director of the Canadian Chamber of Commerce, Alberta Energy Regulator, Tim Hortons Inc., a Canadian multinational fast food restaurant chain, and PrairieSky Royalty Ltd. (TSX: PSK), which owns properties generating royalty revenues from petroleum and natural gas in Canada. Ms. Brillon attended the University of Calgary, where she graduated with a Bachelor of Arts degree in economics. Ms. Brillon was appointed to the Board because the board of directors believed her many years of experience in both the upstream and midstream sectors of the oil and gas industry will be important as the Board navigates rapid developments in the petroleum industry.
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

90 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
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

91 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
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
Board Leadership Structure
Mr. Yemin serves as Executive Chairman of the Board. He is also the Executive Chairman of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholders. Mr. Yemin also brings to the Board and us the perspective of our majority unitholder and the principal executive officer and chair of the board of publicly traded company. The Board met 19 times in 2023, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he or she served during the year.
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
The Board has a standing Audit Committee. The Audit Committee consists of Ms. Brillon (chair) and Messrs. Brown and Haddock. Mr. Brown joined the committee at its inception in November 2012, Mr. Haddock joined the committee in 2022 and Ms. Brillon joined the committee in January 2021. The Audit Committee met seven times in 2023, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.
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

92 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
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
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chair) and Gadd and Mses. Brillon and Kelly. The Board has determined that each of Messrs. Brown and Gadd and Mses. Brillon and Kelly qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Mr. Gadd joined the committee in October 2013. Ms. Brillon joined the committee in March 2023. Ms. Kelly joined the committee in July 2020. The Conflicts Committee met two times in 2023 either in person or telephonically, with each member attending all meetings of the Conflicts Committee.
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
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chair) and Haddock and Ms. Kelly. Mr. Gadd joined the committee at its inception in October 2016, Mr. Haddock joined the committee in May 2018, and Ms. Kelly joined the committee in July 2020. The EHS Committee met four times in 2023, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Governance and Compensation Committee
In July 2021 the Board established the Governance and Compensation Committee of the Board. The Governance and Compensation Committee consists of Messrs. Haddock (chair), Brown, and Gadd and Ms. Brillon. The Governance and Compensation Committee met four times in 2023, either in person or telephonically, with each member attending at least 75% of all meetings of the Governance and Compensation Committee. The purpose of the Governance and Compensation Committee is to (a) recommend to the Board director nominees for each Board committee; (b) periodically review the corporate governance policies applicable to the Partnership (the “Governance Guidelines”) and recommend to the Board any changes deemed necessary or desirable; (c) monitor, oversee and review compliance of the Governance Guidelines and all other applicable policies of the Partnership as the Governance and Compensation Committee or the Board deem necessary or desirable; (d) support the Board and work with management to ensure that compensation practices properly reflect management and Partnership philosophy, competitive practice and regulatory requirements; and (e) review, provide advice on and, where appropriate, approve the following items: (1) executive and employee compensation objectives, plans, and levels; (2) culture and employee engagement; (3) diversity and inclusion; (4) leadership and talent engagement; and (5) executive succession planning. These responsibilities are set forth in the Governance and Compensation Committee's charter, which is available on our corporate website at www.DelekLogistics.com.

93 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Technology Committee
In July 2021 the Board established the Technology Committee of the Board. The Technology Committee consists of Mses. Kelly (chair) and Brillon and Mr. Green. The Technology Committee met four times in 2023, either in person or telephonically, with each member attending at least 75% of all meetings of the Technology Committee. The purpose of the Technology Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s policies, programs, procedures and initiatives with respect to technology and information security. These responsibilities are set forth in the Technology Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
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
Additionally, our Board believes it is important to promote the interests of the Partnership by providing employees of the Partnership's affiliates and others who perform services for us or on our behalf, incentive compensation awards for their service. Accordingly, the general partner adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek Holdings, the LTIP is administered by the Conflicts Committee with respect to those awards. The disinterested members of the full Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner. A compensation consultant was not used in the formulation of our executive compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner, see Item 11. Executive Compensation.
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
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2023. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. Messrs. Soreq, Yemin, Sakazi and Spiegel and Ms. McWatters are referred to collectively herein as our "named executive officers" or "NEOs".

94 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Overview - Compensation Decisions and Allocation of Compensation Expenses
Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $4.4 million per year to Delek Holdings for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek Holdings directly for a proportionate amount of the salary and employee benefits costs of Delek Holdings employees who devote more than 50% of their time to our business and affairs.
None of our NEOs other than Mr. Sakazi devoted more than 50% of their total business time to our business and affairs in 2023. Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us except with respect to Mr. Sakazi. Instead, the administrative fee covers all centralized services provided to us by our NEOs other than Mr. Sakazi, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
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
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2023. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:
• to motivate and retain our general partner's key executives;
• to align the long-term economic interests of our general partner's executives with those of our unitholders; and
• to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. In 2023 our executive officers received time-vesting phantom units under the LTIP.
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

95 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Compensation Consultants
The Governance and Compensation Committee of the Board retained a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2023.
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
The members of the Governance and Compensation Committee have submitted this Governance and Compensation Committee Report to the Board of Directors as of February 28, 2024:
•Ron W. Haddock (Chair)
•Sherri A. Brillon
•Charles J. Brown, III
•Eric D. Gadd

96 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
2023 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2023 (and the two prior fiscal years) for our general partner's president (Mr. Soreq), Executive Chairman (Mr. Yemin), principal financial officer (Mr. Spiegel), Executive Vice President, General Counsel, and Secretary (Ms. McWatters) and Senior Vice President (Mr. Sakazi).

Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($) (2)	Unit Awards ($) (3)	Option Awards ($)	Non-Equity Incentive ($) (4)	Other Compensation ($) (5)	Total ($)
Avigal Soreq, President	2023	—	—	874,992	—	—	—	874,992
	2022	—	—	499,955	—	—	—	499,955
	2021	—	—	—	—	—	—	—
Ezra Uzi Yemin, Executive Chairman	2023	—	—	749,971	—	—	—	749,971
	2022	—	—	1,233,943	—	—	—	1,233,943
	2021	—	—	1,049,979	—	—	—	1,049,979
Reuven Spiegel, Chief Financial Officer	2023	—	—	274,953	—	—	—	274,953
	2022	—	—	133,418	—	—	—	133,418
	2021	—	—	133,323	—	—	—	133,323
Denise McWatters, General Counsel	2023	—	—	174,998	—	—	—	174,998
	2022	—	—	166,705	—	—	—	166,705
	2021	—	—	116,648	—	—	—	116,648
Odely Sakazi, Senior Vice President	2023	332,000	180,000	258,739	—	314,985	16,514	1,102,238
	2022	300,000	—	250,075	—	305,100	11,871	867,046
	2021	294,231	—	246,645	—	—	4,370	545,246
(1) As noted above, no compensation other than grants of service phantom units under our LTIP is reported for the NEOs except for Mr. Sakazi, because none of our executive officers other than Mr. Sakazi received compensation from us or our general partner in 2023.
(2) The $180,000 was a discretionary award given as a result of the Delaware Gathering (formerly 3 Bear) Acquisition that was paid out in March 2023.
(3) Amounts in this column represent the grant date fair value of DK PSUs, DK RSUs, with respect to Mr. Sakazi, and DKL phantom units, with respect to all NEOs, granted under the 2016 Plan or the LTIP, as applicable. The fair value of DK PSUs is calculated using a Monte-Carlo simulation model, which assumes a risk-free rate of interest of 4.32%, an expected term of 2.81 years and expected volatility of 64.46%. Assumptions used in the calculation of these amounts for the 2023 fiscal year are included in footnote 20 to the audited financial statements of Delek Holdings for the 2023 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 28, 2024. The fair value of DK RSUs and DKL phantom units is calculated using the closing price of Delek Holdings’ Common Stock and our common limited partner units, respectively, on the date of the grant.
(4) Bonus paid under the 2023 AIP Plan for 2023 plan year.
(5) For fiscal year 2023, this amount includes matching contributions to the Partnership’s 401(k) Plan in the amount of $15,028 for Mr. Sakazi and group term life insurance premiums of $486 for Mr. Sakazi. For Mr. Sakazi, this amount also includes reimbursement in the amount of $1,000 for HSA employer in 2023.

Grants of Plan Based Awards in 2023
The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2023:

		Estimated Future Payouts Under Equity Incentive Plan Awards (#) (1)			All Other Stock Awards: Number of Shares of Units (#)	Grant Date Fair Value of Units and Option Awards (2)
Name	Grant Date	Threshold	Target	Maximum
Avigal Soreq	3/10/2023				16,895 (3)	874,992
Ezra Uzi Yemin	3/10/2023				14,481 (3)	749,971
Reuven Spiegel	3/10/2023				5,309 (3)	274,953
Denise McWatters	3/10/2023				3,379 (3)	174,998
Odely Sakazi	3/10/2023				2,681 (4)	62,494
	3/10/2023				1,206 (3)	62,459
	3/10/2023	536	1,072	2,144		18,063
	3/10/2023	536	1,072	2,144		31,024
	3/10/2023	537	1,073	2,146		30,902
	3/10/2023	1,073	2,145	4,290		53,797
(1) The amounts in this column reflect the threshold, target, and maximum shares to be issued upon the vesting of PSUs. The PSUs granted to Mr. Sakazi are subject to a performance period beginning January 1, 2023 and ending December 31, 2023.
(2) The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes over the expected term of the grant. Assumptions used in the calculation of these amounts for the 2023 fiscal year are included in footnote 20 to the audited financial statements of Delek Holdings for the 2023 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 28, 2024. Because the fair value of PSUs is calculated differently than the fair value of RSUs, the grant date fair values for PSUs and RSUs covering identical quantities of shares may differ.
(3) The amounts in this column reflect the Partnership's common units to be issued upon the vesting of RSUs granted under the Partnership's 2012 Long-Term Incentive Plan. The RSUs vest quarterly for three years, pro rata.
(4) The amounts in this column reflect the Delek Holdings shares to be issued upon the vesting of RSUs granted under the 2016 Plan. The RSUs vest quarterly for three years, pro rata.

97 |

Outstanding Equity Awards at December 31, 2023
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2023.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Avigal Soreq President	—	—	n/a	n/a	17,340	$748,568
Ezra Uzi Yemin Executive Chairman	—	—	n/a	n/a	22,091	$953,668
Reuven Spiegel Chief Financial Officer	—	—	n/a	n/a	3,035	$131,021
Denise McWatters General Counsel	—	—	n/a	n/a	3,980	$171,817
Odely Sakazi Senior Vice President	—	—	n/a	n/a	44,129	$507,409

Option Exercises and Stock Vested in 2023
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Avigal Soreq, President	—	$—	7,331	$338,136
Ezra Uzi Yemin, Executive Chairman	—	$—	26,857	$1,272,902
Reuven Spiegel, Chief Financial Officer	—	$—	5,655	$263,686
Denise McWatters, General Counsel	—	$—	2,860	$135,860
Odely Sakazi, Senior Vice President	—	$—	4,711	$140,449

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2023 and their last day of employment with our general partner or its affiliates was December 31, 2023. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of such event and our stock price.

Name	Termination of Employment	Change-In-Control
Avigal Soreq, President	—	$—
Ezra Uzi Yemin, Executive Chairman	—	$—
Reuven Spiegel, Chief Financial Officer	—	$—
Denise McWatters, General Counsel	—	$—
Odely Sakazi, Senior Vice President	$1,085,573 (1)	$1,860,371 (2)
(1) Assumes acceleration of 1,178 unvested DK RSUs, 411 unvested DKL RSUs, and 8,856 unvested PSUs.
(2) Assumes acceleration of 3,506 unvested DK RSUs, 1,319 unvested DKL RSUs, and 13,954 unvested PSUs.

98 |

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
Compensation of Directors in 2023
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for services on the Board or its committees. The compensation framework for the Board's other directors during 2023 (Messrs. Brown, Gadd, Green and Haddock and Mses. Brillon and Kelly) (the "Compensated Directors") was determined by the Board. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time.
In November 2022, the Board voted to approve a new compensation structure for non-employee directors, which was effective for fiscal year 2023. This compensation includes a cash retainer for services on the Board and its Committees (and a lead director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period. The following table shows our non-employee director compensation for 2023, the cash portions of which is paid ratably each quarter:

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
The following table sets forth a summary of the compensation we paid to the Compensated Directors for service during 2023.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sherri A. Brillon	95,000	119,995	—	—	214,995
Charles J. Brown, III	92,500	119,995	—	—	212,495
Eric D. Gadd	90,000	119,995	—	—	209,995
Frederec C. Green (4)	85,000	119,995	—	—	204,995
Ron W. Haddock	107,500	119,995	—	—	227,495
Gennifer Kelly	90,000	119,995	—	—	209,995
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Soreq, Yemin and Spiegel do not receive any compensation for their service as directors.
(2) This column reports the amount of cash compensation earned in 2023 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of these amounts for the 2023 fiscal year are included in footnote 20 to the audited financial statements of Delek Holdings for the 2023 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 28, 2024. The grant date fair value of $53.26 per unit is equal to the NYSE closing price of our common units as of June 10, 2023. Each of Messrs. Brown, Gadd, Haddock and Green and Mses. Kelly and Brillon held 2,253 outstanding phantom units at December 31, 2023.
(4) During 2023, Mr. Green also received $171,999 in fees from Delek Holdings for consulting work.

99 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Compensation Committee Interlocks and Insider Participation
Messrs. Brown, Gadd and Haddock and Ms. Brillon served on the Governance and Compensation Committee during 2023, and Messrs. Soreq and Spiegel, as well as the Board, assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.
Principal Executive Officer Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our principal executive officer in 2023.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our principal executive officer.
We expect the principal executive officer pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 21, 2024 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek Holdings by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP		Delek US Holdings, Inc.
	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	34,311,278	78.7	n/a	n/a
Directors, Director Nominees and NEOs:
Avigal Soreq (5)	10,372	*	50,254	*
Ezra Uzi Yemin (6)	198,670	*	957,837	1.5
Sherri A. Brillon	5,260	*	—	*
Charles J. Brown, III	11,879	*	—	*
Eric D. Gadd	26,704	*	—	*
Frederec Charles Green	74,946	*	120,931	*
Ron W. Haddock	18,610	*	17,517	*
Gennifer F. Kelly	8,074	*	9,199	*
Reuven Spiegel (7)	8,088	*	20,473	*
Denise McWatters (8)	4,514	*	14,965	*
Joseph Israel (9)	1,069	*	2,250	*
Odely Sakazi (10)	2,486	*	6,444	*
All directors, all director nominees, all NEOs and all executive officers as a group (12 persons)	370,672	*	1,199,870	1.9

100 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027.
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 43,616,811 common units representing limited partner interests issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 64,019,267 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
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
(5) The number of our common units owned includes 2,186 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 5,624 RSUs that will vest within 60 days of the Measurement Date.
(6) 158,467 of our units and 691,945 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. The number of our common units owned includes 4,906 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 16,435 RSUs that will vest within 60 days of the Measurement Date.
(7) The number of our common units owned includes 758 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 1,685 RSUs that will vest within 60 days of the Measurement Date.
(8) The number of our common units owned includes 785 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 2,297 RSUs that will vest within 60 days of the Measurement Date.
(9) The number of our common units owned includes 425 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 895 RSUs that will vest within 60 days of the Measurement Date.
(10) The number of our common units owned includes 244 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 701 RSUs that will vest within 60 days of the Measurement Date.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2023 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	842,271	N/A	144,750
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	842,271	N/A	144,750
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
(c) The LTIP was adopted by our general partner in connection with the closing of the initial public offering and provides for the making of certain awards, including common units, restricted units, phantom units, unit appreciation rights and distribution equivalent rights. The LTIP did not require approval by our limited partners. Additionally, On June 9, 2021, the LTIP was amended to increase the number of units representing limited partner interest in the Partnership (the "Common Units") authorized for issuance by 300,000 Common Units to 912,207 Common Units. Additionally, the term of the LTIP was extended to June 9, 2031.

101 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As of February 21, 2024, Delek Holdings and its affiliates owned 34,311,278 of our common limited partner units, which represents a 78.7% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates own more than five percent of our equity interests. In addition, Messrs. Soreq, Spiegel, and Yemin and Ms. McWatters serve as executive officers of both Delek Holdings and our general partner.
Distributions and Payments to Delek Holdings
Pursuant to our Partnership Agreement, we are required to make quarterly cash distributions of 100% of our "available cash" to limited partners, including Delek Holdings. During 2023, we made cash distributions totaling $180.0 million to our unitholders, of which $141.5 million was paid to Delek Holdings and our general partner.
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. In return, Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of our material commercial agreements and other non-contractual arrangements with Delek Holdings during 2023.
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
See Note 4 and Note 14 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the Omnibus Agreement during 2023.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined products from Delek Holdings, totaling $396.3 million during the year ended December 31, 2023. We sold RINs in the amount of approximately $12.8 million to Delek Holdings during the year ended December 31, 2023.

102 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into a certain Promissory Note (the “Related Party Revolving Credit Facility”) with Delek Holdings. The Related Party Revolving Credit Facility provides for revolving borrowings with aggregate commitments of $70.0 million comprised of a (i) $55.0 million senior tranche and a (ii) $15.0 million subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Partnership and Delek Holdings reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Related Party Revolving Credit Facility will bear interest at Term SOFR (as defined in the Related Party Revolving Credit Facility) plus 3.00% and matures on June 30, 2028. The Related Party Revolving Credit Facility contains certain affirmative covenants, mandatory prepayments and events of default that the Partnership considers to be customary for an arrangement of this sort. The obligations under the Related Party Revolving Credit Facility are unsecured.
DPG Management Agreement
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems has been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the DPG Management Agreement during 2023.
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

103 |

Principal Accountant Fees and Services
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $968,600 and $1,141,600 paid for the services of Ernst & Young LLP during fiscal years 2023 and 2022, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions, investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2023 and 2022, regardless of when the fees and expenses were paid.
Audit-related fees
No audit-related fees were paid for the services of Ernst & Young LLP during fiscal years 2023 and 2022.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2023 and 2022.
All of the fees described above were approved in accordance with the Audit Committee pre-approval policy described below.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. During the years ended 2023 and 2022, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

104 |

Exhibits and Financial Statement Schedules

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:
1.Financial Statements. The accompanying Index to Financial Statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.
2.List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or included within the Consolidated Financial Statements.
3.Exhibits - See below.

101 |

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

2.4		Exchange Agreement, dated August 13, 2020, between the Partnership and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K filed on August 14, 2020).
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

3.3
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP, dated February 26, 2023 (incorporated by reference to Exhibit 3.3 of the Partnership's Form 10-K filed on March 1, 2023).

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
4.9
Supplemental Indenture, dated as of May 27, 2022, among DKL Delaware Gathering, the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.9 of the Partnership's Form 10-K filed on March 1, 2023).

4.10
Fourth Supplemental Indenture, dated as of May 27, 2022, among DKL Delaware Gathering, the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.10 of the Partnership's Form 10-K filed on March 1, 2023).

4.11
Second Supplemental Indenture, dated as of July 8, 2022, among the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.11 of the Partnership's Form 10-K filed on March 1, 2023).

4.12
Fifth Supplemental Indenture, dated as of July 8, 2022, among the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.12 of the Partnership's Form 10-K filed on March 1, 2023).

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

102 |

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

10.13
First Amendment to Pipelines and Tankage Agreement (East Texas Crude Logistics System), dated as of December 14, 2018, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.19 to the Partnership's Form 10-K filed on March 1, 2019).

10.14
Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated July 25, 2013, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K/A filed on July 31, 2013).

10.15
First Amendment to Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline), dated as of December 14, 2018, by and between Delek Refining, Ltd. and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.21 to the Partnership's Form 10-K filed on March 1, 2019).

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

103 |

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

104 |

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
10.46
First Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 6, 2023, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on November 8, 2023).

10.47
Second Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 6, 2023, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 10-Q filed on November 8, 2023).

10.48
Third Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 6, 2023, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents (incorporated by reference to Exhibit 10.3 to the Partnership’s Form 10-Q filed on November 8, 2023).

10.49		Promissory Note dated November 6, 2023 by and among the Partnership and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on November 8, 2023).
21.1	#	Subsidiaries of Registrant.
22.1	#	Subsidiary Guarantors of Delek Logistics Partners LP.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Public Accounting Firm (Weaver and Tidwell, L.L.P.).
31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	#	Delek Logistics Partners, LP Clawback Policy.
99.1	#	Report of Independent Public Accounting Firm - Red River Pipeline Company LLC.
Weaver and Tidwell, L.L.P. (PCAOB ID: 410) - Houston, Texas
101	<
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2023, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

104		The cover page from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2023, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.
++	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.
<	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

105 |

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2023 and 2022 and
For Each of the Three Years Ended December 31, 2023, 2022 and 2021

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

F-1 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Red River Pipeline Company LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company LLC is stated at $141.1 million and $149.6 million as of December 31, 2023 and 2022, respectively, and the Partnership’s equity in the net income of Red River Pipeline Company LLC is stated at $18.7 million in 2023, $20.5 million in 2022 and $14.4 million in 2021. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company LLC, is based solely on the report of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

F-2 |

Evaluation of goodwill for impairment
Description of the Matter	At December 31, 2023, the Partnership’s goodwill was $12.2 million. As discussed in Notes 2 and 8 of the consolidated financial statements, goodwill is reviewed at the reporting unit level for impairment at least annually or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Partnership performs its annual goodwill impairment assessment in the fourth quarter of each year. The Partnership evaluates the recoverability of goodwill by comparing the carrying amount of each reporting unit to its estimated fair value. For the Delaware Gathering reporting unit, management performed a quantitative assessment which estimated fair value using primarily a discounted cash flow analysis based upon projected financial information.

Auditing management’s annual goodwill impairment analysis for the Delaware Gathering reporting unit required significant judgment, as the valuation includes subjective estimates and assumptions in determining the estimated fair value. In particular, the discounted cash flow analysis is sensitive to significant assumptions such as the weighted average cost of capital and the estimate of future cash flows, including the related EBITDA projections.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the valuation of the Delaware Gathering reporting unit in the goodwill impairment analysis process. For example, we tested controls over management’s review of the significant inputs and assumptions, discussed above, used in determining the reporting unit fair value.

To test the estimated fair value of the Company’s Delaware Gathering reporting unit, our audit procedures included, among others, assessing valuation methodologies, performing recalculations, and testing the significant assumptions discussed above. We compared the significant assumptions in the prospective financial data used by management to current industry trends, historical performance, prior forecasted amounts and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in evaluating the fair value methodologies used and testing certain assumptions used, including the determination of the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.
Nashville, Tennessee
February 28, 2024

F-3 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on Internal Control over Financial Reporting
We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek Logistics Partners, LP as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 28, 2024

F-4 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,755	$7,970
Accounts receivable	41,131	53,314
Accounts receivable from related parties	28,443	—
Inventory	2,264	1,483
Other current assets	676	2,463
Total current assets	76,269	65,230
Property, plant and equipment:
Property, plant and equipment	1,320,510	1,240,684
Less: accumulated depreciation	(384,359)	(316,680)
Property, plant and equipment, net	936,151	924,004
Equity method investments	241,337	257,022
Customer relationship intangible, net	181,336	199,440
Marketing contract intangible, net	102,155	109,366
Rights-of-way, net	59,536	55,990
Goodwill	12,203	27,051
Operating lease right-of-use assets	19,043	24,788
Other non-current assets	14,216	16,408
Total assets	$1,642,246	$1,679,299
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$26,290	$57,403
Accounts payable to related parties	—	6,055
Current portion of long-term debt	30,000	15,000
Interest payable	5,805	5,308
Excise and other taxes payable	10,321	8,230
Current portion of operating lease liabilities	6,697	8,020
Accrued expenses and other current liabilities	11,477	6,202
Total current liabilities	90,590	106,218
Non-current liabilities:
Long-term debt, net of current portion	1,673,789	1,646,567
Operating lease liabilities, net of current portion	8,335	12,114
Asset retirement obligations	10,038	9,333
Other non-current liabilities	21,363	15,767
Total non-current liabilities	1,713,525	1,683,781
Equity (Deficit):
Common unitholders - public; 9,299,763 units issued and outstanding at December 31, 2023 (9,257,305 at December 31, 2022)	160,402	172,119
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at December 31, 2023 (34,311,278 at December 31, 2022)	(322,271)	(282,819)
Total deficit	(161,869)	(110,700)
Total liabilities and deficit	$1,642,246	$1,679,299

See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2023	2022	2021
Net revenues
Affiliate (1)	$563,803	$479,411	$418,826
Third Party	456,606	556,996	282,076
Net revenues	1,020,409	1,036,407	700,902
Cost of sales:
Cost of materials and other - affiliate (1)	396,333	496,184	321,939
Cost of materials and other - third party	136,294	145,179	62,470
Operating expenses (excluding depreciation and amortization presented below)	115,682	85,438	59,483
Depreciation and amortization	87,136	60,210	40,945
Total cost of sales	735,445	787,011	484,837
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2,419	2,869	2,337
General and administrative expenses	24,766	34,181	21,460
Depreciation and amortization	5,248	2,778	1,825
Impairment of goodwill	14,848	—	—
Gain on disposal of assets	(1,266)	(114)	(59)
Total operating costs and expenses	781,460	826,725	510,400
Operating income	238,949	209,682	190,502
Interest expense, net	143,244	82,304	50,221
Income from equity method investments	(31,433)	(31,683)	(24,575)
Other income, net	(303)	(373)	(119)
Total non-operating expenses, net	111,508	50,248	25,527
Income before income tax expense	127,441	159,434	164,975
Income tax expense	1,205	382	153
Net income attributable to partners	$126,236	$159,052	$164,822
Comprehensive income attributable to partners	$126,236	$159,052	$164,822

Net income per limited partner unit:
Basic	$2.90	$3.66	$3.79
Diluted	$2.89	$3.66	$3.79

Weighted average limited partner units outstanding:
Basic	43,583,938	43,487,910	43,447,739
Diluted	43,611,314	43,511,650	43,460,470

Cash distributions per common limited partner unit	$4.160	$3.975	$3.785
(1) See Note 4 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)
(in thousands)

	Partnership
	Common - Public	Common - Delek Holdings	Total

Balance at December 31, 2020	$164,614	$(272,915)	(108,301)
Cash distributions	(32,462)	(129,255)	(161,717)
Net income attributable to partners	33,086	131,736	164,822
Delek Holdings unit sale to public	650	(650)	—
Other	179	1,025	1,204
Balance at December 31, 2021	$166,067	$(270,059)	$(103,992)
Cash distributions	(35,868)	(135,219)	(171,087)
Net income attributable to partners	33,617	125,435	159,052
Delek Holdings unit sale to public	5,110	(5,110)	—
Issuance of units pursuant to the Equity Distribution Agreement	3,096	—	3,096
Other	97	2,134	2,231
Balance at December 31, 2022	$172,119	$(282,819)	$(110,700)
Cash distributions	(38,491)	(141,534)	(180,025)
Net income attributable to partners	26,857	99,379	126,236
Other	(83)	2,703	2,620
Balance at December 31, 2023	$160,402	$(322,271)	$(161,869)
.
See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$126,236	$159,052	$164,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,384	62,988	42,770
Non-cash lease expense	9,549	16,254	9,652
Amortization of marketing contract intangible	7,211	7,211	7,211
Amortization of deferred revenue	(1,755)	(1,775)	(1,953)
Amortization of deferred financing costs and debt discount	6,327	3,872	3,016
Impairment of Goodwill	14,848	—	—
Income from equity method investments	(31,433)	(31,683)	(24,575)
Dividends from equity method investments	28,729	22,954	20,831
Other non-cash adjustments	2,697	2,718	1,959
Changes in assets and liabilities:
Accounts receivable	21,570	(9,071)	292
Inventories and other current assets	(131)	2,233	55
Accounts payable and other current liabilities	(20,729)	18,564	(1,913)
Accounts receivable/payable to related parties	(34,498)	(58,368)	67,161
Non-current assets and liabilities, net	4,314	(2,781)	(14,166)
Net cash provided by operating activities	225,319	192,168	275,162
Cash flows from investing activities:
Purchases of property, plant and equipment	(96,101)	(141,098)	(23,052)
Proceeds from sales of property, plant and equipment	1,717	143	275
Purchases of intangible assets	(4,247)	(5,597)	(964)
Business Combination, net of cash acquired	—	(625,622)	—
Distributions from equity method investments	9,002	1,737	8,774
Equity method investment contributions	—	—	(1,393)
Net cash used in investing activities	(89,629)	(770,437)	(16,360)
Cash flows from financing activities:
Proceeds from issuance of common units, net of underwriters' discount	—	3,096	—
Distributions to common unitholders - public	(38,491)	(35,868)	(32,462)
Distributions to common unitholders - Delek Holdings	(141,534)	(135,219)	(129,255)
Proceeds from term facility	—	298,511	—
Proceeds from revolving facility	431,800	1,752,300	341,000
Payments on revolving facility	(371,800)	(1,289,800)	(829,601)
Payments on term loan debt	(18,750)	—	—
Proceeds from issuance of senior notes	—	—	400,000
Proceeds from other financing agreements	6,214	—	—
Deferred financing costs paid	(4,468)	(8,206)	(6,216)
Payments on financing lease liabilities	(2,876)	(2,867)	(2,219)
Net cash (used in) provided by financing activities	(139,905)	581,947	(258,753)
Net (decrease) increase in cash and cash equivalents	(4,215)	3,678	49
Cash and cash equivalents at the beginning of the period	7,970	4,292	4,243
Cash and cash equivalents at the end of the period	$3,755	$7,970	$4,292

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$136,420	$78,148	$44,633
Income taxes	$20	$43	$34
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures and other	$(14,765)	$(10,428)	$3,850
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$4,966	$12,717	$9,457

See accompanying notes to the consolidated financial statements

F-8 |

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
Description of Business
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region. A majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery").

2.  Accounting Policies
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership and its subsidiaries. We have evaluated subsequent events through the filing of this Annual Report on Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
Use of Estimates
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
•The investments in pipeline joint ventures segment include the Partnership's joint ventures investments discussed in Note 12.
Segment reporting is discussed in more detail in Note 13.

F-9 |

Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We maintain cash and cash equivalents in accounts with large U.S. financial institutions. Any highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. Allowance for doubtful accounts is based on a combination of historical experience and specific identification methods. Delek Holdings accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2023 and 2022. One third-party customer accounted for more than 10% of our consolidated account receivable balance as of December 31, 2022.
Inventory
Inventory consists of refined products, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. We are not subject to concentration risk with specific suppliers, since our refined products inventory purchases are commodities that are readily available from a large selection of suppliers.
Property, Plant and Equipment
Property, plant and equipment primarily consists of crude oil pipelines, tanks, terminals and gathering systems, and trucking assets. We also capitalize interest on capital projects. Property and equipment is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. Assets acquired in conjunction with business acquisitions are recorded at estimated fair market value in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Acquisitions of net assets that do not constitute a business are accounted for by allocating the cost of the acquisition to individual assets acquired and liabilities assumed on a relative fair value basis and shall not give rise to goodwill as prescribed in ASC 805.
Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred.
Depreciation is computed using the straight-line method over management’s estimated useful lives of the related assets. The estimated useful lives are as follows:

Years
Buildings and building improvements	15-40
Pipelines, tanks and terminals	10-40
Asset retirement obligation assets	15-50
Other equipment	3-15

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of 8 to 35 years. The amortization expense, with the exception of the marketing contract intangible, is included in depreciation and amortization in the accompanying consolidated statements of income. The marketing contract intangible is amortized on a straight-line basis over a 20-year period as a component of net revenues from affiliates. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired.
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

F-10 |

Notes to Consolidated Financial Statements
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually during the fourth quarter for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. In accordance with Accounting Standards Updates ("ASU") 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, gross margin, capital expenditures and long-term growth rates based on historical information and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts, which is also subject to significant judgment and estimates. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. A significant risk to our future results and the potential future impairment of goodwill is the volatility of the crude oil and the refined product markets which is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control.
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
Our annual assessment of goodwill resulted in an impairment of $14.8 million during the year ended December 31, 2023. There was no impairment during the years ended December 31, 2022 and 2021. Details of remaining goodwill balances by segment are included in Note 8.
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
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. The carrying value of each equity method investment is evaluated for impairment when conditions exist that indicate it is more likely than not that an impairment may have occurred, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. When impairment triggers are present, the fair value of the equity method investment is estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”), the estimated long term growth rate and weighted average cost of capital (“WACC”) as the discount rate. The market approach uses estimated EBITDA multiples for guideline comparable companies to estimate the fair value of the equity method investment. An impairment loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairment losses recorded on equity method investments for the years ended December 31, 2023, 2022 or 2021. Equity method investments are reported as part of the investments in pipeline joint ventures segment. See Note 12 for further information on our equity method investments.

F-11 |

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
Environmental Expenditures
It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 30 years if a longer period is believed reasonably necessary. Such estimates may require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Estimated recoveries of costs from other parties are recorded on an undiscounted basis as assets when their realization is deemed probable. See Note 14 for further information on crude oil releases impacting our properties and related accruals.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Beginning balance	$9,333	$6,476
Liabilities acquired	—	2,261
Accretion expense	705	596
Ending balance	$10,038	$9,333
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
Service, Product and Lease Revenues. Revenues for products sold are generally recognized upon delivery of product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediate and refined products are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product revenues for these services, as the product does not represent a promised good in the context of ASC 606, Revenue from Contracts with Customers ("ASC 606"). All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. We exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected on behalf of a customer.
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

F-12 |

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
Revenues Related to Reimbursements. In addition to the agreements noted above, we have cost reimbursement provisions in certain of our agreements with Delek Holdings and third-parties that provide for reimbursement to the Partnership for certain costs, including certain capital expenditures. Such reimbursements are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset.
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
Depreciation and amortization is separately presented in our consolidated statement of income and disclosed by reportable segment in Note 13.
Deferred Financing Costs
Deferred financing costs are included in other non-current assets in the accompanying consolidated balance sheets and represent expenses related to issuing and amending our revolving credit facility. Deferred financing costs associated with our term loan facilities are included as a reduction to the associated debt balance in the accompanying consolidated balance sheets. These costs represent expenses related to issuing our long-term debt and obtaining our lines of credit. These amounts are amortized ratably over the remaining term of the respective financing and are included in interest expense in the accompanying consolidated statements of income and comprehensive income.
Leases
In accordance with ASC 842-20, Leases - Lessee ("ASC 842-20"), we evaluate if a contract is or contains a lease at the inception of the contract. We classify leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that are highly specialized or allow us to substantially utilize or pay for the entire asset over its useful life. All other leases are classified as operating leases.
We have noncancellable operating leases primarily associated with certain pipeline and transportation equipment. Our leases do not have any outstanding renewal options. Certain leases also include options to purchase the leased equipment. Certain of our lease agreements include rates based on equipment usage. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
For all leases that include fixed rental rate increases, these are included in our fixed lease payments. Our leases may include variable payments, based on changes on price or other indices, which are expensed as incurred.
We calculate the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and record lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments. For substantially all classes of underlying assets, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met.
Income Taxes
We are not a taxable entity for federal income tax purposes or the income taxes of those states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. The taxable income reportable to each partner takes into account differences between the tax basis and fair market value of our assets and financial reporting basis of assets and liabilities, the acquisition price of such partner's units and the taxable income allocation requirements under the Partnership's Second Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement").

F-13 |

Notes to Consolidated Financial Statements
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
Net Income per Limited Partner Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common units. Refer to Notes 6 and 11 for further discussion. Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2023, the only potentially dilutive units outstanding consist of unvested phantom units.
Comprehensive Income
Comprehensive income for the years ended December 31, 2023, 2022 and 2021 was equivalent to net income.
New Accounting Pronouncements Adopted During 2023
ASU 2023-03 , Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)
In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718) (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the FASB Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. ASU 2023-03 does not provide any new guidance, so there is no transition or effective date. We adopted ASU 2023-03 in July 2023. There was no material impact on our consolidated financial statements.
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

F-14 |

Notes to Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 should not have a material impact on our consolidated financial statements. See Note 13 for further information.

3. Acquisitions
Delaware Gathering (formerly 3 Bear)
On April 8, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Partnership ("Delaware Gathering"), entered into a Membership Interest Purchase Agreement (the “3 Bear Purchase Agreement”) with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) (subsequently renamed to DKL Delaware Holding - NM, LLC), related to the Seller’s crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Acquisition”). We completed the Delaware Gathering Acquisition on June 1, 2022. The purchase price for the Delaware Gathering Acquisition was $628.3 million. The Delaware Gathering Acquisition was financed through a combination of cash on hand and borrowings under the DKL Credit Facility.
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

F-15 |

Notes to Consolidated Financial Statements
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

F-16 |

Notes to Consolidated Financial Statements
Material commercial agreements with Delek Holdings:

Asset/Operation	Contract End Date (1)	Service

Pipelines and Storage Facilities Agreement (El Dorado Assets and El Dorado Gathering System):
Crude Oil Pipelines (non-gathered)	March 31, 2024	Crude oil and refined products transportation
Refined Products Pipelines
El Dorado Gathering System		Crude oil gathering

Pipeline and Tankage Agreement (East Texas Crude Logistics System):
Crude Oil Pipelines	March 31, 2024	Crude oil transportation and storage
Storage

Marketing Agreement (East Texas Marketing):
East Texas Marketing	October 1, 2026	Marketing products for Tyler Refinery

Throughput and Tankage Agreement (Tyler Throughput and Tankage):
Refined Products Throughput	March 31, 2024	Dedicated Terminalling and storage
Storage

Throughput and Tankage Agreement (El Dorado Throughput and Tankage):
Refined Products Throughput	March 31, 2024	Dedicated terminalling and storage
Storage

Throughput and Tankage Agreement - El Dorado Rail Offloading Facility (El Dorado Assets Throughput):
Light Crude and Heavy Crude Throughput	March 31, 2024	Dedicated Offloading Services

Pipelines, Storage and Throughput Facilities Agreement (Big Spring Logistics Assets):
Crude Oil and Refined Products Throughput	February 28, 2028	Pipeline throughput
Rail Offloading		Offloading services
Terminalling		Dedicated Terminalling
Storage		Storage

Asphalt Services Agreement (Big Spring Logistics Assets):
Terminalling	February 28, 2028	Dedicated Asphalt Terminalling and Storage
Storage

Marketing Agreement (Big Spring Logistics Assets):
Marketing Services	February 28, 2028	Dedicated Marketing and Selling

Throughput and Deficiency Agreement (Midland Gathering Assets)
Gathering System	March 31, 2030	Gathering and Transportation Services
Re-delivery System

Pipelines, Throughput and Offloading Facilities Agreement (Big Spring Logistics Assets)
Fintex / Magellen Pipeline	April 1, 2030	Refined Products
Crude Oil Offloading	January 1, 2030	Crude Oil Offloading
Storage	April 1, 2030	Storage
LPG Rack	January 1, 2030	Truck Unloading Facility

Transportation Services Agreement
Trucking Services	December 31, 2030	Transportation Services
(1) Expired contracts and contracts that will expire in the next 12 months will continue to operate on a month-to-month basis until new contracts are negotiated.

Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended and restated from time to time in connection with acquisitions from Delek Holdings (collectively, as amended, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.4 million to Delek Holdings for its provision of centralized corporate services to the Partnership.

F-17 |

Notes to Consolidated Financial Statements
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. We were reimbursed a nominal amount during the years ended December 31, 2023 and 2021. There were no reimbursements by Delek Holdings during the year ended December 31, 2022. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2023 and 2022, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expenses. There were no reimbursements for these matters during the years ended December 31, 2023 and 2022. We were reimbursed a nominal amount for these matters during the year ended December 31, 2021.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $31.0 million, $34.6 million and $21.8 million pursuant to the Partnership Agreement during the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2024. Total fees paid to the Partnership were $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are recorded in affiliate revenue in our consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
Delek Holdings Unit Sale to Public
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

F-18 |

Notes to Consolidated Financial Statements
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues	$563,803	$479,411	$418,826
Purchases from Affiliates	$396,333	$496,184	$321,939
Operating and maintenance expenses	$64,636	$53,803	$40,854
General and administrative expenses	$14,908	$13,565	$9,330

Quarterly Cash Distribution

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 9, 2023	$34,998
May 15, 2023	$35,169
August 14, 2023	$35,512
November 13, 2023	$35,855
Total	$141,534

February 8, 2022	$33,829
May 12, 2022	$33,625
August 11, 2022	$33,797
November 10, 2022	$33,968
Total	$135,219

February 9, 2021	$31,619
May 14, 2021	$31,966
August 11, 2021	$32,661
November 10, 2021	$33,009
Total	$129,255

F-19 |

Notes to Consolidated Financial Statements
5. Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil and natural gas; for storing intermediate products and feed stocks; for recycling and disposal of wastewater; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 55.3%, 46.3% and 59.8% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Year Ended December 31, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$60,471	$—	$11,329	$71,800
Service Revenue - Affiliate (1)	9,730	48,618	55,691	114,039
Product Revenue - Third Party	98,102	286,704	—	384,806
Product Revenue - Affiliate	15,699	122,969	—	138,668
Lease Revenue - Affiliate	187,108	47,410	76,578	311,096
Total Revenue	$371,110	$505,701	$143,598	$1,020,409

	Year Ended December 31, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$29,199	$—	$21,614	$50,813
Service Revenue - Affiliate (1)	16,458	32,593	—	49,051
Product Revenue - Third Party	90,383	415,800	—	506,183
Product Revenue - Affiliate	52,692	90,298	—	142,990
Lease Revenue - Affiliate	116,695	50,193	120,482	287,370
Total Revenue	$305,427	$588,884	$142,096	$1,036,407

	Year ended December 31, 2021
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$4,670	$490	$11,942	$17,102
Service Revenue - Affiliate (1)	13,723	34,033	—	47,756
Product Revenue - Third Party	—	264,974	—	264,974
Product Revenue - Affiliate	—	76,074	—	76,074
Lease Revenue - Affiliate	143,459	37,686	113,851	294,996
Total Revenue	$161,852	$413,257	$125,793	$700,902
(1) Net of $7.2 million of amortization expense for each of the years ended December 31, 2023, 2022 and 2021, related to the marketing contract intangible recorded in the wholesale marketing and terminalling segment.

As of December 31, 2023, we expect to recognize approximately $1.1 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

F-20 |

Notes to Consolidated Financial Statements
Our unfulfilled performance obligations as of December 31, 2023 were as follows (in thousands):

2024	$238,152
2025	208,949
2026	199,857
2027	183,694
2028 and thereafter	315,253
Total expected revenue on remaining performance obligations	$1,145,905

6. Net Income per Unit
Basic net income per unit attributable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units. Diluted net income per unit attributable to common limited partners includes the effects of potentially dilutive units on our common units. For the years ended December 31, 2023, 2022 and 2021, potentially dilutive units outstanding consist of unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to limited partners	$126,236	$159,052	164,822
Weighted average limited partner units outstanding, basic	43,583,938	43,487,910	43,447,739
Dilutive effect of unvested phantom units	27,376	23,740	12,731
Weighted average limited partner units outstanding, diluted	43,611,314	43,511,650	43,460,470
Net income per limited partner unit:
Basic	$2.90	$3.66	$3.79
Diluted (1)	$2.89	$3.66	$3.79
(1) There were 41,790, 7,511 and 4,458 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the years ended December 31, 2023, 2022 and 2021, respectively.

7.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2023	2022
Land	$17,367	$17,367
Building and building improvements	5,072	5,072
Pipelines, tanks and terminals	1,228,676	1,103,857
Asset retirement obligation assets	2,073	2,073
Other equipment	27,604	30,849
Construction in process	39,718	81,466
Property, plant and equipment	1,320,510	1,240,684
Less: accumulated depreciation	(384,359)	(316,680)
Property, plant and equipment, net	$936,151	$924,004

F-21 |

Notes to Consolidated Financial Statements
8.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2023, 2022, and 2021.
For the year ended December 31, 2023, we performed a quantitative assessment for our Delaware Gathering reporting unit and a qualitative assessment for our other reporting units. Our 2023 testing of goodwill did not identify any impairments other than our Delaware Gathering reporting unit, which reported a goodwill impairment charge of $14.8 million. The impairment was primarily driven by the significant increases in interest rates and timing of system connections with our producer customers.
For the quantitative assessment, the discounted cash flow fair value estimate is based on known or knowable information at the measurement date. The significant assumptions that were used to develop the estimates of the fair values under the discounted cash flow method included management’s best estimates of the discount rate of 16% as well as estimates of future cash flows, which are impacted primarily by future volumes and EBITDA projections. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units represent Level 3 measurements.
We performed a qualitative assessment for the years ended December 31, 2022, and December 31, 2021. In 2022 and 2021, the annual impairment review resulted in the determination that no indicators of impairment of goodwill were present. Accumulated goodwill impairment was $14.8 million as of December 31, 2023. There was no accumulated goodwill impairment at December 31, 2022.
A summary of our goodwill by segment is as follows (in thousands):

		Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Total
Balance,	December 31, 2021	$4,155	$7,499	$549	$12,203
Acquisition		14,848	—	—	14,848
Balance,	December 31, 2022	19,003	7,499	549	27,051
Goodwill Impairment		(14,848)	—	—	(14,848)
Balance,	December 31, 2023	$4,155	$7,499	$549	$12,203

9.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

		As of December 31, 2023			As of December 31, 2022
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	11.6 years	$210,000	$(28,664)	$181,336	$210,000	$(10,560)	$199,440
Marketing contract	20 years	144,219	(42,064)	102,155	144,219	(34,853)	109,366
Rights-of-way assets	8 - 35 years	14,892	(1,078)	13,814	13,490	(377)	13,113
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	45,722		45,722	42,877		42,877
Total		$414,833	$(71,806)	$343,027	$410,586	$(45,790)	$364,796

Amortization of the rights-of-way assets and customer relationships intangible asset was $18.7 million for the year ended December 31, 2023, and is included in depreciation and amortization on the accompanying consolidated statements of income and comprehensive income. Amortization of the marketing contract was $7.2 million during the years ended December 31, 2023, 2022 and 2021, and is included as a reduction of net revenue on the accompanying consolidated statements of income and comprehensive income.
Amortization expense is estimated to be $0.6 million $7.2 million and $18.1 million for the rights-of-way assets, marketing contract intangible and the customer relationship intangible, respectively, for each of the years ended December 31, 2024 through 2028.

F-22 |

10. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	December 31, 2023	December 31, 2022
DKL Revolving Facility	$780,500	$720,500
DKL Term Facility	281,250	300,000
2028 Notes	400,000	400,000
2025 Notes	250,000	250,000
Principal amount of long-term debt	1,711,750	1,670,500
Less: Unamortized discount and deferred financing costs	7,961	8,933
Total debt, net of unamortized discount and deferred financing costs	1,703,789	1,661,567
Less: Current portion of long-term debt and notes payable	30,000	15,000
Long-term debt, net of current portion	$1,673,789	$1,646,567

DKL Credit Facility
On October 13, 2022, the Partnership entered into a fourth amended and restated DKL Credit Facility (the "2022 DKL Credit Facility") with Fifth Third, as administrative agent and a syndicate of lenders. The 2022 DKL Credit Facility, among other things, (i) increased total aggregate commitments to $1.20 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate (eliminating the Canadian dollar tranche), with sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans (the “DKL Revolving Facility”) with an extended maturity date of October 13, 2027, which will accelerate to 180 days prior to the stated maturity date of the 2025 Notes if any of the 2025 Notes remain outstanding on that date, and (B) a new senior secured term loan in the original principal amount of $300.0 million (the “DKL Term Facility”), (ii) reset the accordion feature under the DKL Revolving Facility, such that aggregate revolving commitments can be increased to up to $1.15 billion upon the agreement of the Partnership and one or more existing or new lenders and (iii) provided for the DKL Term Facility be drawn in full on October 13, 2022, with a maturity date of April 15, 2025 and with a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances. As of December 31, 2023, the DKL Revolving Facility was classified as long-term in the accompanying consolidated balance sheets as the Partnership currently has the ability and intent to refinance the 2025 Notes on a long-term basis through available capacity under the DKL Revolving Facility and Related Party Revolving Credit Facility (as defined below). The DKL Term Facility requires four quarterly amortization payments of $3.8 million in 2023 and four quarterly amortization payments of $7.5 million in 2024.
Borrowings under the DKL Revolving Facility bear interest at the election of the Partnership at either a U.S. dollar prime rate, plus an applicable margin ranging from 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. Unused revolving commitments under the DKL Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% depending on the Partnership’s Total Leverage Ratio. As of December 31, 2023 and December 31, 2022, the weighted average interest rate was 8.46% and 7.55%, respectively.
Borrowings under the DKL Term Facility bear interest at the election of the Partnership at either a U.S. dollar prime rate, plus an applicable margin of 2.50% for the first year of the DKL Term Facility and 3.00% for the second year of the DKL Term Facility, or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin of 3.50% for the first year of the Term Facility and 4.00% for the second year of the DKL Term Facility. At December 31, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 9.46% and 7.92%, respectively. The effective interest rate was 9.93% as of December 31, 2023.
The 2022 DKL Credit Facility contains affirmative and negative covenants and events of default, which the Partnership considers customary and are similar to those in our predecessor DKL Credit Facility. We believe we were in compliance with all covenant requirements as of December 31, 2023. Under the financial covenants in the 2022 DKL Credit Facility, the Partnership cannot:
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

F-23 |

On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the 2022 DKL Credit Facility (together, the “Amendments”) to extend the maturity of the DKL Term Facility to April 15, 2025. In addition, the Amendments added a maturity acceleration clause which will accelerate the maturity of the DKL Term Facility to 180 days prior to the stated maturity date of the 2025 Notes if any of the 2025 Notes remain outstanding on that date. As of December 31, 2023, the DKL Term Facility was classified as long-term in the accompanying consolidated balance sheets as the Partnership currently has the ability and intent to refinance the 2025 Notes on a long-term basis through available capacity under the DKL Revolving Facility and Related Party Revolving Credit Facility. The DKL Term Facility requires four quarterly amortization payments of $3.8 million in 2023, four quarterly amortization payments of $7.5 million in 2024 and one quarterly amortization payment of $7.5 million in 2025 with final maturity and principal due on April 15, 2025.
The DKL Revolving Facility has a total capacity of $1.05 billion, including up to $115.0 million for letters of credit and $25.0 million in swing line loans. This facility has a maturity date of October 13, 2027 which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date. On November 6, 2023, the Partnership entered into the Amendments which among other things: (i) increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $150.0 million, resulting in aggregate lender commitments under the DKL Revolving Credit Facility in an amount of $1.05 billion and (ii) increased the limit allowed for general unsecured debt (as defined in the DKL Credit Facility) by an amount equal to $95.0 million, resulting in an unsecured general debt limit of $150.0 million. There were no letters of credit outstanding as of December 31, 2023 or December 31, 2022.
The obligations under the 2022 DKL Credit Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying values of outstanding borrowings under the 2022 DKL Credit Facility as of December 31, 2023 and December 31, 2022 approximate their fair values.
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into a certain Promissory Note (the “Related Party Revolving Credit Facility”) with Delek Holdings. The Related Party Revolving Credit Facility provides for revolving borrowings with aggregate commitments of $70.0 million comprised of a (i) $55.0 million senior tranche and a (ii) $15.0 million subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Partnership and Delek Holdings reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Related Party Revolving Credit Facility will bear interest at Term SOFR (as defined in the Related Party Revolving Credit Facility) plus 3.00%. The Related Party Revolving Credit Facility proceeds will be used for the Partnership’s working capital purposes and other general corporate purposes. The Related Party Revolving Credit Facility will mature on June 30, 2028. The Related Party Revolving Credit Facility contains certain affirmative covenants, mandatory prepayments and events of default that the Partnership considers to be customary for an arrangement of this sort. The obligations under the Related Party Revolving Credit Facility are unsecured. There were no borrowings outstanding under the Related Party Revolving Credit Facility as of December 31, 2023.
2028 Notes
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
At any time prior to June 1, 2024, the Issuers may redeem up to 35% of the aggregate principal amount of the 2028 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 107.13% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2024, the Issuers may also redeem all or part of the 2028 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2024, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2028 Notes, at a redemption price of 103.56% of the redeemed principal for the twelve-month period beginning on June 1, 2024, 101.78% for the twelve-month period beginning on June 1, 2025, and 100.00% beginning on June 1, 2026 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2028 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
As of December 31, 2023, the effective interest rate was 7.39%. The estimated fair value of the 2028 Notes was $380.4 million and $359.7 million as of December 31, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

F-24 |

2025 Notes
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
The Issuers may, subject to certain conditions and limitations, redeem all of the 2025 Notes at a redemption price of 100.00% of the redeemed principal during the twelve-month period beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
As of December 31, 2023, the effective interest rate was 7.19%. The estimated fair value of the 2025 Notes was $248.7 million and $243.4 million as of December 31, 2023 and December 31, 2022, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
Principal maturities of the Partnership's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2023 (in thousands):

Year Ended December 31,	Total
2024	$30,000
2025	501,250
2026	—
2027	780,500
2028	400,000
Thereafter	—
Total	$1,711,750

11. Equity
We had 9,299,763 common limited partner units held by the public outstanding as of December 31, 2023. Additionally, as of December 31, 2023, Delek Holdings owned an 78.7% limited partner interest in us, consisting of 34,311,278 common limited partner units.
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

F-25 |

Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2021 through December 31, 2023.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2020	8,697,468	34,745,868	43,443,336
Delek Holdings resale of units	49,068	(49,068)	—
Unit-based compensation awards (1)	27,517	—	27,517
Balance at December 31, 2021	8,774,053	34,696,800	43,470,853
Delek Holdings resale of units	385,522	(385,522)	—
Unit-based compensation awards (1)	38,538	—	38,538
Issuance of units pursuant to the Equity Distribution Agreement	59,192	—	59,192
Balance at December 31, 2022	9,257,305	34,311,278	43,568,583
Unit-based compensation awards (1)	42,458	—	42,458
Balance at December 31, 2023	9,299,763	34,311,278	43,611,041
(1) Unit-based compensation awards are presented net of 18,694, 12,224 and 5,315 units withheld for taxes as of December 31, 2023, 2022 and 2021, respectively.

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
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2021	$0.920	$39,968
June 30, 2021	$0.940	$40,846
September 30, 2021	$0.950	$41,286
December 31, 2021	$0.975	$42,384
March 31, 2022	$0.980	$42,604
June 30, 2022	$0.985	$42,832
September 30, 2022	$0.990	$43,057
December 31, 2022	$1.020	$44,440
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
December 31, 2023	$1.055	$46,010

12. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas with capacity of 235,000 bpd. During the years ended December 31, 2023 and 2022, we made no additional capital contributions. During the year ended December 31, 2021, we made capital contributions of $1.4 million based on capital calls received.
We have two additional pipeline joint ventures, in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics") to operate the other pipeline system.

F-26 |

Combined summarized financial information on a 100% basis is shown below (in thousands):

	As of December 31, 2023	As of December 31, 2022
Current Assets	$55,948	$52,253
Non-current Assets	$607,002	$626,165
Current liabilities	$8,994	$7,117
Non-current liabilities	$63	$—

	Years Ended December 31,
	2023	2022	2021
Revenues	$139,699	$140,634	$114,392
Gross profit	$89,132	$88,575	$67,809
Operating income	$84,349	$85,096	$65,023
Net income	$85,636	$85,311	$64,979

The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of December 31, 2023	As of December 31, 2022
Red River	$141,091	$149,635
CP LLC	61,273	64,056
Andeavor Logistics	38,973	43,331
Total Equity Method Investments	$241,337	$257,022

13. Segment Data
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other segment.
The CODM evaluates performance based on EBITDA for planning and forecasting purposes. EBITDA is an important measure used by management to evaluate the financial performance of our core operations. EBITDA is not a GAAP measure, but the components of EBITDA are computed using amounts that are determined in accordance with GAAP. A reconciliation of EBITDA to Net Income is included in the tables below. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our accompanying consolidated statements of income.
Assets by segment are not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Year Ended December 31, 2023
(In thousands)	Gathering and Processing (1)	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (2)	$212,537	$218,997	$132,269	$—	$—	$563,803
Third party	158,573	286,704	11,329	—	—	456,606
Total revenue	$371,110	$505,701	$143,598	$—	$—	$1,020,409

Segment EBITDA	$199,463	$106,512	$63,850	$31,424	$(30,969)	$370,280
Depreciation and amortization	72,181	7,055	9,839	—	3,309	92,384
Amortization of marketing contract intangible	—	7,211	—	—	—	7,211
Interest expense, net	—	—	—	—	143,244	143,244
Income tax expense						1,205
Net income						$126,236

Capital spending (3)	$74,683	$2,111	$4,548	$—	$—	$81,342

F-27 |

	Year Ended December 31, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (2)	$185,845	$173,084	$120,482	$—	$—	$479,411
Third party	119,582	415,800	21,614	—	—	556,996
Total revenue	$305,427	$588,884	$142,096	$—	$—	$1,036,407

Segment EBITDA	$175,250	$83,098	$56,269	$31,683	$(34,363)	$311,937
Depreciation and amortization	47,206	6,308	8,591	—	883	62,988
Amortization of marketing contract intangible	—	7,211	—	—	—	7,211
Interest expense, net	—	—	—	—	82,304	82,304
Income tax expense						382
Net income						$159,052

Capital spending (3)	$122,594	$1,548	$6,528	$—	$—	$130,670

	Year ended December 31, 2021
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (2)	$157,182	$147,793	$113,851	$—	$—	$418,826
Third party	4,670	265,464	11,942	—	—	282,076
Total revenue	$161,852	$413,257	$125,793	$—	$—	$700,902

Segment EBITDA	$126,818	$79,597	$56,929	$24,575	$(22,742)	$265,177
Depreciation and amortization	22,394	5,547	8,588	—	6,241	42,770
Amortization of marketing contract intangible	—	7,211	—	—	—	7,211
Interest expense, net	—	—	—	—	50,221	50,221
Income tax expense						153
Net income						$164,822

Capital spending (3)	$22,262	$3,622	$1,567	$—	$—	$27,451
(1) EBITDA includes $14.8 million of goodwill impairment expense for the year ended December 31, 2023. Refer to Note 8 - Goodwill for further information.
(2) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible.
(3) Capital spending includes additions on an accrual basis. Capital spending for the year ended December 31, 2021 excludes contributions to equity method investments amounting to $1.4 million. There were no contributions made during the years ended December 31, 2023 and 2022.

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

F-28 |

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

15. Leases
Lessee
We have noncancellable operating leases primarily associated with certain pipeline and transportation equipment. Our remaining lease terms range from less than one year to 41 years. Our leases do not have any outstanding renewal options.
The components of lease cost are as follows (in thousands) (1):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$11,533	$12,054	$12,586
Short-term lease cost	5,031	2,541	1,609
Variable lease cost	3,826	4,803	600
Total lease cost	$20,390	$19,398	$14,795

(1) Includes an immaterial amount of financing lease cost.

Supplemental balance sheet information related to leases is as follows:

		Years Ended December 31,
		2023	2022
Weighted-average remaining lease term (years) for operating leases		3.5	3.3
Weighted-average discount rate (1) operating leases		7.3%	6.6%
Weighted-average remaining lease term (years) for finance lease		3.6	1.1
Weighted-average discount rate (1) finance lease		7.2%	1.9%

(1) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Supplemental cash flow and other information related to leases are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(9,588)	$(12,054)	$(12,586)
Leased assets obtained in exchange for new operating lease liabilities	$3,804	$12,682	$6,386
Leased assets obtained in exchange for new financing lease liabilities	$1,162	$35	$3,071

F-29 |

Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

Year Ended December 31,	Operating	Finance
2024	$7,515	$583
2025	4,377	288
2026	1,972	263
2027	1,473	263
2028	631	154
2029 and thereafter	1,111	—
Total lease payments	17,079	1,551
Less: present value discount	2,047	206
Lease payable	$15,032	$1,345

Lessor
We are the lessor under certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings. These agreements have remaining terms ranging from less than one year to 11 years with renewal options ranging from one year to 10 years, and some agreements have multiple renewal options. Revenue from these leases are recorded in affiliate revenue on the consolidated statements of income. For details on Lease Revenue, see Note 5.
The following is a schedule of annual undiscounted minimum future lease cash receipts on the non-cancellable operating leases as of December 31, 2023 (in thousands):

2024	$129,596
2025	112,428
2026	107,660
2027	93,469
2028	62,909
2029 and thereafter	76,455
Total minimum future lease revenue	$582,517

The following table summarized our investment in assets held under operating lease by major classes (in thousands):

	December 31,
	2023	2022
Land	$14,946	$14,946
Building and building improvements	853	853
Pipelines, tanks and terminals	664,567	622,609
Other equipment	3,856	3,856
Property, plant and equipment	684,222	642,264
Less: accumulated depreciation	253,955	221,375
Property, plant and equipment, net	$430,267	$420,889

16. Subsequent Events
Distribution Declaration
On January 24, 2024, our general partner's board of directors declared a quarterly cash distribution of $1.055 per unit, payable on February 12, 2024, to unitholders of record on February 5, 2024.

F-30 |

ITEM 16. FORM 10-K SUMMARY
None.

106 |

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

    By: /s/ Reuven Spiegel
     Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer
Dated: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024:
/s/ Avigal Soreq
Avigal Soreq
President
(Principal Executive Officer)

/s/ Reuven Spiegel
Reuven Spiegel
Director, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wright
Robert Wright
Senior Vice President, Deputy Chief Financial Officer
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

107 |