Form 10-Q
period 2024-03-31
Delek Logistics Partners, LP
filed 2024-05-08
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2024, there were 47,216,050 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			38	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		38	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partner's Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		38	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	39	Item 6. Exhibits
		7	Note 2 - Related Party Transactions
		9	Note 3 - Revenues	40	Signatures
		10	Note 4 - Net Income Per Unit
		10	Note 5 - Long-Term Obligations
		12	Note 6 - Equity
		13	Note 7 - Equity Method Investments
		13	Note 8 - Segments
		14	Note 9 - Commitments and Contingencies
		15	Note 10 - Subsequent Events

16	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	25	Summary of Financial and Other Information
	26	Results of Operations
		26	Consolidated
		28	Gathering and Processing
		30	Wholesale Marketing and Terminalling
		32	Storage and Transportation
		33	Investments in Pipeline Joint Ventures
	33	Liquidity and Capital Resources

36	Item 3. Quantitative and Qualitative Disclosures about Market Risk

37	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,672	$3,755
Accounts receivable	56,993	41,131
Accounts receivable from related parties	36,588	28,443
Inventory	1,655	2,264
Other current assets	615	676
Total current assets	105,523	76,269
Property, plant and equipment:
Property, plant and equipment	1,336,053	1,320,510
Less: accumulated depreciation	(406,009)	(384,359)
Property, plant and equipment, net	930,044	936,151
Equity method investments	238,185	241,337
Customer relationship intangible, net	176,811	181,336
Marketing contract intangible, net	100,352	102,155
Rights-of-way, net	60,141	59,536
Goodwill	12,203	12,203
Operating lease right-of-use assets	17,641	19,043
Other non-current assets	13,471	14,216
Total assets	$1,654,371	$1,642,246
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$26,313	$26,290
Current portion of long-term debt	—	30,000
Interest payable	12,710	5,805
Excise and other taxes payable	7,638	10,321
Current portion of operating lease liabilities	6,442	6,697
Accrued expenses and other current liabilities	4,098	11,477
Total current liabilities	57,201	90,590
Non-current liabilities:
Long-term debt, net of current portion	1,601,226	1,673,789
Operating lease liabilities, net of current portion	7,367	8,335
Asset retirement obligations	10,225	10,038
Other non-current liabilities	20,819	21,363
Total non-current liabilities	1,639,637	1,713,525
Equity (Deficit):
Common unitholders - public; 12,898,253 units issued and outstanding at March 31, 2024 (9,299,763 at December 31, 2023)	290,051	160,402
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at March 31, 2024 (34,311,278 at December 31, 2023)	(332,518)	(322,271)
Total deficit	(42,467)	(161,869)
Total liabilities and deficit	$1,654,371	$1,642,246

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2024	2023
Net revenues
Affiliate (1)	$139,625	$124,999
Third Party	112,450	118,526
Net revenues	252,075	243,525
Cost of sales:
Cost of materials and other - affiliate (1)	92,882	91,071
Cost of materials and other - third party	30,810	35,025
Operating expenses (excluding depreciation and amortization presented below)	31,695	24,215
Depreciation and amortization	25,167	19,764
Total cost of sales	180,554	170,075
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	221	525
General and administrative expenses	4,863	7,510
Depreciation and amortization	1,328	1,341
Loss on disposal of assets	567	142
Total operating costs and expenses	187,533	179,593
Operating income	64,542	63,932
Interest expense, net	40,229	32,581
Income from equity method investments	(8,490)	(6,316)
Other income, net	(171)	(2)
Total non-operating expenses, net	31,568	26,263
Income before income tax expense	32,974	37,669
Income tax expense	326	302
Net income attributable to partners	$32,648	$37,367
Comprehensive income attributable to partners	$32,648	$37,367

Net income per limited partner unit:
Basic	$0.74	$0.86
Diluted	$0.73	$0.86

Weighted average limited partner units outstanding:
Basic	44,406,356	43,569,963
Diluted	44,422,817	43,585,297

Cash distributions per common limited partner unit	$1.070	$1.025
(1) See Note 2 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2023	$160,402	$(322,271)	$(161,869)
Cash distributions	(10,012)	(36,198)	(46,210)
Net income attributable to partners	7,404	25,244	32,648
Issuance of units	132,327	—	132,327
Other	(70)	707	637
Balance as of March 31, 2024	$290,051	$(332,518)	$(42,467)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2022	$172,119	$(282,819)	$(110,700)
Cash distributions	(9,442)	(34,998)	(44,440)
Net income attributable to partners	7,940	29,427	37,367
Other	(95)	446	351
Balance as of March 31, 2023	$170,522	$(287,944)	$(117,422)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$32,648	$37,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,495	21,105
Non-cash lease expense	1,939	2,200
Amortization of marketing contract intangible	1,803	1,803
Amortization of deferred revenue	(572)	(444)
Amortization of deferred financing costs and debt discount	1,250	1,127
Income from equity method investments	(8,490)	(6,316)
Dividends from equity method investments	9,509	9,238
Loss on extinguishment of debt	3,571	—
Other non-cash adjustments	1,492	780
Changes in assets and liabilities:
Accounts receivable	(15,862)	2,165
Inventories and other current assets	670	(1,482)
Accounts payable and other current liabilities	(2,359)	(36,430)
Accounts receivable/payable to related parties	(8,145)	(1,578)
Non-current assets and liabilities, net	(91)	(345)
Net cash provided by operating activities	43,858	29,190
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,255)	(27,837)
Proceeds from sales of property, plant and equipment	42	—
Purchases of intangible assets	(781)	(582)
Distributions from equity method investments	2,133	1,440
Net cash used in investing activities	(9,861)	(26,979)
Cash flows from financing activities:
Distributions to common unitholders - public	(10,012)	(9,442)
Distributions to common unitholders - Delek Holdings	(36,198)	(34,998)
Proceeds from term debt	650,000	—
Payments on term debt	(531,250)	(3,750)
Proceeds from revolving facility	184,900	143,500
Payments on revolving facility	(400,200)	(93,400)
Proceeds from issuance of units	132,327	—
Payments on other financing agreements	(6,214)	—
Deferred financing costs paid	(10,946)	(400)
Other financing activities	(487)	(727)
Net cash (used in) provided by financing activities	(28,080)	783
Net increase in cash and cash equivalents	5,917	2,994
Cash and cash equivalents at the beginning of the period	3,755	7,970
Cash and cash equivalents at the end of the period	$9,672	$10,964

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,503	$20,210
Non-cash investing activities:
Increase in accrued capital expenditures	$3,910	$8,258
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$537	$3,456
See accompanying notes to the condensed consolidated financial statements

6 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2024 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K.
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
Accounting Pronouncements Not Yet Adopted
ASU 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The main provision of ASU 2023-06 is to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Partnership is currently evaluating the provisions of the amendments and the impact on its future condensed consolidated statements, but does not currently expect adopting this new guidance will have a material impact on its condensed consolidated financial statements and related disclosures.

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

7 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There was no reimbursement by Delek Holdings during the three months ended March 31, 2024 and 2023. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2024 and December 31, 2023, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expenses. There were no reimbursements for these matters in each of the three month periods ended March 31, 2024 and 2023.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2024. Total fees paid to the Partnership were $0.4 million for both the three months ended March 31, 2024 and 2023, which are recorded in affiliate revenue in our condensed consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into the Related Party Revolving Credit Facility (as defined below) with Delek Holdings. See Note 5 - Long-Term Obligations for further information.
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

8 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of revenue, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$139,625	$124,999
Purchases	$92,882	$91,071
Operating and maintenance expenses	$18,218	$8,823
General and administrative expenses	$2,999	$12,215

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 12, 2024	36,198
May 15, 2024 (1)	36,713
Total	$72,911

February 9, 2023	$34,998
May 15, 2023	$35,169
Total	$70,167
(1) On April 25, 2024, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination.

3. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$23,385	$—	$2,732	$26,117
Service Revenue - Affiliate (1)	2	13,216	13,545	26,763
Product Revenue - Third Party	19,945	66,388	—	86,333
Product Revenue - Affiliate	3,950	27,746	—	31,696
Lease Revenue - Affiliate	48,601	11,920	20,645	81,166
Total Revenue	$95,883	$119,270	$36,922	$252,075

	Three Months Ended March 31, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$13,179	$—	$297	$13,476
Service Revenue - Affiliate (1)	4,301	9,271	20,609	34,181
Product Revenue - Third Party	26,492	78,558	—	105,050
Product Revenue - Affiliate	4,670	979	—	5,649
Lease Revenue - Affiliate	43,790	23,501	17,878	85,169
Total Revenue	$92,432	$112,309	$38,784	$243,525
(1) Net of $1,803 of amortization expense for both the three months ended March 31, 2024 and 2023, related to marketing contract intangible recorded in the wholesale marketing and terminalling segment.

As of March 31, 2024, we expect to recognize approximately $1.1 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

9 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Our unfulfilled performance obligations as of March 31, 2024 were as follows (in thousands):

Remainder of 2024	$157,672
2025	210,230
2026	202,754
2027	184,975
2028 and thereafter	304,466
Total expected revenue on remaining performance obligations	$1,060,097

4. Net Income per Unit
Basic net income per unit attributable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units. Diluted net income per unit attributable to common limited partners includes the effects of potentially dilutive units on our common units. As of March 31, 2024, the only potentially dilutive units outstanding consist of unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2024	2023
Net income attributable to partners	$32,648	$37,367
Weighted average limited partner units outstanding, basic	44,406,356	43,569,963
Dilutive effect of unvested phantom units	16,461	15,334
Weighted average limited partner units outstanding, diluted	44,422,817	43,585,297
Net income per limited partner unit:
Basic	$0.74	$0.86
Diluted (1)	$0.73	$0.86
(1) There were 42,315 and $22,632 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three months ended March 31, 2024 and 2023, respectively.

5. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	March 31, 2024	December 31, 2023
DKL Revolving Facility	$565,200	$780,500
DKL Term Facility	—	281,250
2029 Notes	650,000	—
2028 Notes	400,000	400,000
2025 Notes	—	250,000
Principal amount of long-term debt	1,615,200	1,711,750
Less: Unamortized discount and deferred financing costs	13,974	7,961
Total debt, net of unamortized discount and deferred financing costs	1,601,226	1,703,789
Less: Current portion of long-term debt and notes payable	—	30,000
Long-term debt, net of current portion	$1,601,226	$1,673,789

10 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with an original principal of $300.0 million (the "DKL Term Loan Facility"). On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (together, the “Amendments”) which among other things, extended the maturity of the DKL Term Loan Facility to April 15, 2025. The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. At the Partnership's option, borrowings bore interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year of the DKL Term Loan Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings included a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At December 31, 2023, the weighted average borrowing rate was approximately 9.46%. Debt extinguishment costs were $2.1 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income.
On March 29, 2024, the Partnership entered into a Fourth Amendment to the fourth amended and restated senior secured revolving credit agreement (the "DKL Revolving Facility") which among other things increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $100.0 million resulting in aggregate lender commitments under the Delek Logistics Revolving Credit Facility in an amount of $1,150.0 million, including up to $146.9 million for letters of credit and $31.9 million in swing line loans. This facility has a maturity date of October 13, 2027.
The DKL Revolving Facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.45% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% or 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. As of March 31, 2024 and December 31, 2023, the weighted average interest rate was 8.18% and 8.46%, respectively. There were no letters of credit outstanding as of March 31, 2024 or December 31, 2023.
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of March 31, 2024 and December 31, 2023 approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of March 31, 2024, we were in compliance with covenants on all of our debt instruments.
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
On May 2, 2024, the Boards of Directors of Delek Holdings and our general partner authorized the termination of the intercompany loan agreement between Delek Holdings and the Partnership, with the termination expected to be effective on or around May 31, 2024.
2029 Notes
On March 13, 2024, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") sold $650.0 million in aggregate principal amount of 8.625% senior notes due 2029 (the "2029 Notes") at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to redeem the 2025 Notes including accrued interest, pay off the DKL Term Facility including accrued interest and to repay a portion of the outstanding borrowings under the DKL Revolving Facility.
On April 17, 2024, the Issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 (the “Additional 2029 Notes”), at 101.25%. The Additional 2029 Notes were issued under the same indenture as the 2029 Notes and formed a part of the same series of notes as the 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility.

11 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The 2029 Notes are general unsecured senior obligations of the Issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's subsidiaries other than Finance Corp., and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right payment to any future subordinated indebtedness of the Issuers. The 2029 Notes will mature on March 15, 2029, and interest on the 2029 Notes is payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2024.
At any time prior to March 15, 2026, the Issuers may redeem up to 35% of the aggregate principal amount of the 2029 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 108.625% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to March 15, 2026, the Issuers may also redeem all or part of the 2029 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on March 15, 2026, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2029 Notes, at a redemption price of 104.313% of the redeemed principal for the twelve-month period beginning on March 15, 2026, 102.156% for the twelve-month period beginning on March 15, 2027, and 100.00% beginning on March 15, 2028 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2029 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
We recorded $10.4 million of debt issuance costs which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying condensed consolidated statements of income. As of March 31, 2024, the effective interest rate was 8.81%. The estimated fair value of the 2029 Notes was $664.3 million as of March 31, 2024, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of March 31, 2024, the effective interest rate was 7.39%. The estimated fair value of the 2028 Notes was $391.4 million and $380.4 million as of March 31, 2024 and December 31, 2023, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. Concurrent with the issuance of the 2029 Notes, the Partnership made a cash tender offer (the "Offer") for all of the outstanding 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Partnership received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income. The estimated fair value of the 2025 Notes was $248.7 million as of December 31, 2023, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

6. Equity
On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.3 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2023 through March 31, 2024.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2023	9,299,763	34,311,278	43,611,041
Unit-based compensation awards (2)	14,074	—	14,074
Units issued	3,584,416	—	3,584,416
Balance at March 31, 2024	12,898,253	34,311,278	47,209,531
(1) As of March 31, 2024, Delek Holdings owned a 72.7% limited partner interest in the Partnership.
(2) Unit-based compensation awards are presented net of 6,711 units withheld for taxes as of March 31, 2024.

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,514

7. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas with capacity of 235,000 bpd. Additionally, we have two pipeline joint ventures, in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics") to operate the other pipeline system.
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Red River	$140,036	$141,091
CP LLC	60,254	61,273
Andeavor Logistics	37,895	38,973
Total Equity Method Investments	$238,185	$241,337

8. Segment Data
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

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31, 2024
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$52,553	$52,882	$34,190	$—	$—	$139,625
Third party	43,330	66,388	2,732	—	—	112,450
Total revenue	$95,883	$119,270	$36,922	$—	$—	$252,075

Segment EBITDA	$57,772	$25,274	$18,127	$8,477	$(8,149)	$101,501
Depreciation and amortization	21,154	1,712	2,775	—	854	26,495
Amortization of customer contract intangible	—	1,803	—	—	—	1,803
Interest expense, net	—	—	—	—	40,229	40,229
Income tax expense						326
Net income						$32,648

Capital spending (2)	$14,723	$(84)	$526	$—	$—	$15,165

	Three Months Ended March 31, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$52,761	$33,751	$38,487	$—	$—	$124,999
Third party	39,671	78,558	297	—	—	118,526
Total revenue	$92,432	$112,309	$38,784	$—	$—	$243,525

Segment EBITDA	$55,445	$21,954	$13,422	$6,316	$(3,979)	$93,158
Depreciation and amortization	16,447	1,689	2,102	—	867	21,105
Amortization of customer contract intangible	—	1,803	—	—	—	1,803
Interest expense, net	—	—	—	—	32,581	32,581
Income tax expense						302
Net income						$37,367

Capital spending (2)	$32,789	$3,116	$196	$—	$—	$36,101

(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible.
(2) Capital spending includes additions on an accrual basis.

9. Commitments and Contingencies
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

14 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

10. Subsequent Events
Distribution Declaration
On April 25, 2024, our general partner's board of directors declared a quarterly cash distribution of $1.070 per unit, payable on May 15, 2024, to unitholders of record on May 8, 2024.

15 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (''SEC'') on February 28, 2024 (the ''Annual Report on Form 10-K''). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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

16 |

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

17 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region. A majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its refineries in Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery").
Business and Economic Environment Overview
During the three months ended March 31, 2024, domestic markets have experienced an elevated hydrocarbon pricing environment that has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, Delaware Gathering further diversifies our logistics customer base to include significantly more third-party customers, and it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the Partnership system. While we experienced a $4.7 million decrease in net income for the three months ended March 31, 2024, our EBITDA (as defined in "Non GAAP Measures" section below) increased $8.3 million in 2024 as compared to 2023. Our gathering and processing segment saw a $2.3 million increase in segment EBITDA. Our wholesale marketing and terminalling segment saw a $3.3 million increase in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures increased by $2.2 million. See the “Results of Operations” section below for further discussion.
Looking forward, concerns about inflation and a possible economic downturn as well as initiatives to reduce carbon footprints through energy transition to renewables have softened the forward demand expectations for hydrocarbons and natural gas. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.
See further discussion on macroeconomic factors and market trends, including the impact on 2024, in the ‘Market Trends’ section below.
Other 2024 Developments
Equity Offering
On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.3 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
2029 Notes
On March 13, 2024, the Partnership sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029 (the “2029 Notes”), at par. Net proceeds were used to redeem the 2025 Notes including accrued interest, pay off the DKL Term Loan Facility including accrued interest and to repay a portion of the outstanding borrowings under the DKL Revolving Facility.
On April 17, 2024, the Issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 (the “Additional 2029 Notes”), at 101.25%. The Additional 2029 Notes were issued under the same indenture as the 2029 Notes and formed a part of the same series of notes as the 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility.

18 |

Management's Discussion and Analysis
DKL Revolving Credit Facility
On March 29, 2024, the Partnership entered into a Fourth Amendment to the fourth amended and restated senior secured revolving credit agreement (the "DKL Revolving Facility") which among other things increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $100.0 million resulting in aggregate lender commitments under the DKL Revolving Credit Facility in an amount of $1,150.0 million, including up to $146.9 million for letters of credit and $31.9 million in swing line loans. This facility has a maturity date of October 13, 2027.
As a result of these transactions, our liquidity significantly improved, with an increase from approximately $300.0 million as of December 31, 2023, to approximately $800.0 million. The improvement in liquidity demonstrates the success of our financial strategies and the positive impact of our transactions, positioning us for future growth and strengthening our financial stability.

19 |

Management's Discussion and Analysis

Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 8 to our condensed consolidated statements of income in Item 1. to this Quarterly Report on Form 10-Q.

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

20 |

Management's Discussion and Analysis
2024 Strategic Focus Areas
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

21 |

Management's Discussion and Analysis
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

22 |

Management's Discussion and Analysis
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

•Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our condensed consolidated statements of income in Item 1. to this Quarterly Report on Form 10-Q.

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

EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
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

Reconciliation of net income to EBITDA (in thousands)
	Three Months Ended March 31,
	2024	2023
Net income	$32,648	$37,367
Add:
Income tax expense	326	302
Depreciation and amortization	26,495	21,105
Amortization of marketing contract intangible	1,803	1,803
Interest expense, net	40,229	32,581
EBITDA	$101,501	$93,158

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)
	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$43,858	$29,190
Changes in assets and liabilities	25,787	37,670
Distributions from equity method investments in investing activities	2,133	1,440
Non-cash lease expense	(1,939)	(2,200)
Regulatory and sustaining capital expenditures not distributable (1)	(1,279)	(4,246)
Reimbursement from Delek Holdings for capital expenditures (2)	286	337
Accretion of asset retirement obligations	(187)	(176)
Deferred income taxes	(101)	(111)
Loss on disposal of assets	(567)	(142)
Distributable cash flow	$67,991	$61,762

23 |

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

(2)
Reimbursement from Delek Holdings for capital expenditures represents amounts for certain capital expenditures reimbursable to us from Delek Holdings pursuant to the terms of the Omnibus Agreement (as defined in Note 2 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q).

24 |

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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended March 31,
	2024	2023
Net revenues:
Gathering and Processing	$95,883	$92,432
Wholesale marketing and terminalling	119,270	112,309
Storage and transportation	36,922	38,784
Total	252,075	243,525
Cost of materials and other	123,692	126,096
Operating expenses (excluding depreciation and amortization presented below)	31,916	24,740
General and administrative expenses	4,863	7,510
Depreciation and amortization	26,495	21,105
Impairment of goodwill	—	—
Loss on disposal of assets	567	142
Operating income	$64,542	$63,932
Interest expense, net	40,229	32,581
Income from equity method investments	(8,490)	(6,316)
Other income, net	(171)	(2)
Total non-operating expenses, net	31,568	26,263
Income before income tax expense	32,974	37,669
Income tax expense	326	302
Net income attributable to partners	$32,648	$37,367
Comprehensive income attributable to partners	$32,648	$37,367
EBITDA(2)	$101,501	$93,158
Net income per limited partner unit:
Basic	$0.74	$0.86
Diluted	$0.73	$0.86
Weighted average limited partner units outstanding:
Basic	44,406,356	43,569,963
Diluted	44,422,817	43,585,297
(1)This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income for more detail regarding our results of operations.
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

25 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net Revenues
Q1 2024 vs. Q1 2023
Net revenues increased by $8.6 million, or 3.5%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by the following:
•increase in terminalling and marketing fees due to rate increases as well as higher volumes associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities.
Such increases were partially offset by the following:
•decreased revenue of $0.6 million in our West Texas marketing operations primarily driven by decreases in RIN prices.

Cost of Materials and Other
Q1 2024 vs. Q1 2023
Cost of materials and other decreased by $2.4 million, or 1.9%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by
•decrease of $5.2 million in our gathering and processing segment driven primarily by lower natural gas costs.
Such decrease was partially offset by the following:
•increase in costs of materials and other of $1.8 million in our West Texas marketing operations primarily driven by increases in the average volumes of gasoline and diesel sold, partially offset by decreases in the average cost per gallon:
◦the volumes of gasoline and diesel sold increased by 4.0 million and 0.5 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.28 per gallon and $0.22 per gallon, respectively.

Operating Expenses
Q1 2024 vs. Q1 2023
Operating expenses increased by $7.2 million, or 29.0%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by an increase in contract services.

General and Administrative Expenses
Q1 2024 vs. Q1 2023
General and administrative expenses decreased by $2.6 million, or 35.2%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by a decrease in contract services.

Depreciation and Amortization
Q1 2024 vs. Q1 2023
Depreciation and amortization increased by $5.4 million, or 25.5%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•depreciation associated with new projects in-serviced during the period.

26 |

Management's Discussion and Analysis
Interest Expense
Q1 2024 vs. Q1 2023
Interest expense increased by $7.6 million, or 23.5%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•debt extinguishment costs of $3.6 million associated with the payoff of the DKL Term Loan Facility and the 2025 Notes with proceeds from the 2029 Notes issued in March 2024;
•interest of $2.8 million associated with the 2029 Notes; and
•an increase in interest rates associated with the DKL Revolving Facility.

Results from Equity Method Investments
Q1 2024 vs. Q1 2023
Income from equity method investments increased by $2.2 million, or 34.4%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increases in throughput at two of our joint ventures that were negatively impacted by the turnaround at the Tyler Refinery in prior year.

27 |

Management's Discussion and Analysis
Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three months ended March 31, 2024 and 2023:

Gathering and Processing
	Three Months Ended March 31,
	2024	2023
Net Revenues	$95,883	$92,432
Cost of materials and other	$17,869	$23,024
Operating expenses (excluding depreciation and amortization)	$19,692	$14,222
Segment EBITDA	$57,772	$55,445

Throughputs (average bpd)
	Three Months Ended March 31,
	2024	2023
El Dorado Assets:
Crude pipelines (non-gathered)	73,011	63,528
Refined products pipelines to Enterprise Systems	63,234	55,003
El Dorado Gathering System	12,987	13,872
East Texas Crude Logistics System	19,702	22,670
Midland Gathering System	213,458	222,112
Plains Connection System	256,844	240,597

Delaware Gathering Assets Volumes
	Three Months Ended March 31,
	2024	2023
Natural Gas Gathering and Processing (Mcfd(1))	76,322	74,716
Crude Oil Gathering (bpd(2))	123,509	103,725
Water Disposal and Recycling (bpd(2))	120,269	88,182
(1) Mcfd - average thousand cubic feet per day.
(2) bpd - average barrels per day.

Operational comparison of the three months ended March 31, 2024 compared to the three months ended March 31, 2023:
Net Revenues
Q1 2024 vs. Q1 2023
Net revenues for the gathering and processing segment increased by $3.5 million, or 3.7%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Cost of Materials and Other
Q1 2024 vs. Q1 2023
Cost of materials and other for the gathering and processing segment decreased by $5.2 million, or 22.4%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven primarily by lower natural gas costs.

Operating Expenses
Q1 2024 vs. Q1 2023
Operating expenses for the gathering and processing segment increased by $5.5 million, or 38.5%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by increase in contract services.

28 |

Management's Discussion and Analysis
EBITDA
Q1 2024 vs. Q1 2023
EBITDA increased by $2.3 million, or 4.2%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

29 |

Management's Discussion and Analysis
Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2024 and 2023:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2024	2023
Net Revenues	$119,270	$112,309
Cost of materials and other	$91,904	$87,482
Operating expenses (excluding depreciation and amortization presented below)	$3,828	$4,608
Segment EBITDA	$25,274	$21,954

Operating Information
	Three Months Ended March 31,
	2024	2023
East Texas - Tyler Refinery sales volumes (average bpd) (1)	66,475	34,816
Big Spring marketing throughputs (average bpd)	76,615	78,380
West Texas marketing throughputs (average bpd)	9,976	8,696
West Texas marketing gross margin per barrel	$2.15	$5.47
Terminalling throughputs (average bpd) (2)	136,614	93,305
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three months ended March 31, 2024 compared to the three months ended March 31, 2023:
Net Revenues
Q1 2024 vs. Q1 2023
Net revenues for the wholesale marketing and terminalling segment increased by $7.0 million, or 6.2%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•increase in terminalling and marketing fees due to rate increases as well as higher volumes associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities.
Such increases were partially offset by the following:
•decreased revenue of $0.6 million in our West Texas marketing operations primarily driven by decrease in RIN prices.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three months ended March 31, 2024 and 2023.

30 |

Management's Discussion and Analysis
Cost of Materials and Other
Q1 2024 vs. Q1 2023
Cost of materials and other for the wholesale marketing and terminalling segment increased by $4.4 million, or 5.1%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•increased costs of materials and other of $1.8 million in our West Texas marketing operations primarily driven by increases in the average volumes of gasoline and diesel sold, partially offset by decreased costs per gallon:
◦the volumes of gasoline and diesel sold increased by 4.0 million and 0.5 million gallons, respectively;
◦the average cost per gallon of gasoline and diesel sold decreased by $0.28 per gallon and $0.22 per gallon, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three months ended March 31, 2024 and 2023. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q1 2024 vs. Q1 2023
Operating expenses for the wholesale marketing and terminalling segment decreased by $0.8 million, or 16.9%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

EBITDA
Q1 2024 vs. Q1 2023
EBITDA increased by $3.3 million, or 15.1%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•increases in terminalling and marketing revenue, partially offset by lower wholesale margins.

31 |

Management's Discussion and Analysis
Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three months ended March 31, 2024 and 2023:

Storage and Transportation
	Three Months Ended March 31,
	2024	2023
Net revenues	$36,922	$38,784
Cost of materials and other	$13,893	$18,604
Operating expenses (excluding depreciation and amortization presented below)	$5,021	$5,560
Segment EBITDA	$18,127	$13,422

Operation comparison of the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Net Revenues
Q1 2024 vs. Q1 2023
Net revenues for the storage and transportation segment decreased by $1.9 million, or 4.8%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Cost of Materials and Other
Q1 2024 vs. Q1 2023
Cost of materials and other for the storage and transportation segment decreased by $4.7 million, or 25.3%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Operating Expenses
Q1 2024 vs. Q1 2023
Operating expenses for the storage and transportation segment decreased by $0.5 million, or 9.7%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

EBITDA
Q1 2024 vs. Q1 2023
EBITDA increased by $4.7 million, or 35.1%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by a decrease in operating costs.

32 |

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
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 7 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three months ended March 31, 2024.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At March 31, 2024, our total liquidity amounted to $594.5 million comprised of $584.8 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 5 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q), and $9.7 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements. Refer to the Business Overview section of this MD&A for a complete discussion of the uncertainties identified by management and the actions taken to respond to these uncertainties. We believe we were in compliance with the covenants in all our debt facilities as of March 31, 2024.
Cash Distributions
On April 25, 2024, the board of directors of our general partner declared a distribution of $1.070 per common unit (the "Distribution"), which equates to approximately $50.5 million per quarter, or approximately $202,056 per year, based on the number of common units outstanding as of May 8, 2024. The Distribution will be paid on May 15, 2024 to common unitholders of record on May 8, 2024 and represents a 4.4% increase over the first quarter 2023 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

33 |

Management's Discussion and Analysis
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,514

Equity Offering
On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.3 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
Cash Flows
The following table sets forth a summary of our condensed consolidated cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$43,858	$29,190
Net cash used in investing activities	(9,861)	(26,979)
Net cash (used in) provided by financing activities	(28,080)	783
Net increase in cash and cash equivalents	$5,917	$2,994

Operating Activities
Net cash provided by operating activities increased by $14.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The cash receipts from customer activities decreased by $9.6 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $32.3 million. In addition, cash dividends received from equity method investments increased by $0.3 million and cash paid for debt interest increased by $8.3 million.
Investing Activities
Net cash used in investing activities decreased by $17.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to decrease of $16.6 million in purchases of property, plant and equipment primarily associated with growth projects in our gathering and processing segment, and a $0.7 million increase in distributions from equity method investments.
Financing Activities
Net cash provided by financing activities decreased by $28.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by net payments under our revolving credit facility which increased by $265.4 million due to paydown in conjunction with the issuance of the 2029 Notes. Additionally contributing to this decrease was an increase in deferred financing costs paid of $10.5 million associated with the 2029 Note issuance and a $6.2 million increase in payments on other financing arrangements. Partially offsetting these decreases was an increase of $132.3 million due to proceeds from the equity issuance in March 2024, and an increase of $122.5 million in net proceeds from term debt primarily due to the issuance of the 2029 Notes.
Debt Overview
As of March 31, 2024, we had total indebtedness of $1,615.2 million. The decrease of $96.6 million in our long-term debt balance compared to the balance at December 31, 2023 resulted from the payments under the DKL Credit Facility and the 2025 Notes, which was partially offset by the issuance of the 2029 Notes during the three months ended March 31, 2024. As of March 31, 2024, our total indebtedness consisted of:
•An aggregate principal amount of $565.2 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 8.18%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.39%.
•An aggregate principal amount of $650.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.81%.

34 |

Management's Discussion and Analysis
On April 17, 2024, the Issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% (the "Additional 2029 Notes"). The Additional 2029 Notes were issued under the same indenture as the 2029 Notes and formed a part of the same series of notes as the 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility.
On May 2, 2024, the Boards of Directors of Delek Holdings and our general partner authorized the termination of the intercompany loan agreement between Delek Holdings and the Partnership, with the termination expected to be effective on or around May 31, 2024.
We believe we were in compliance with the covenants in all debt facilities as of March 31, 2024. See Note 5 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for a complete discussion of our third-party indebtedness.
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

35 |

Management's Discussion and Analysis
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the three months ended March 31, 2024:

(in thousands)	Full Year 2024 Forecast	Three Months Ended March 31, 2024
Gathering and Processing
Regulatory	$750	$—
Sustaining	3,900	837
Growth	49,500	13,886
Gathering and Processing Segment Total	$54,150	$14,723
Wholesale Marketing and Terminalling
Regulatory	$3,300	$(72)
Sustaining	2,379	(12)
Growth	—	—
Wholesale Marketing and Terminalling Segment Total	$5,679	$(84)
Storage and Transportation
Regulatory	$1,500	$—
Sustaining	8,500	526
Growth	—	—
Storage and Transportation Segment Total	$10,000	$526
Total Capital Spending	$69,829	$15,165

The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could increase from our projections
Off-Balance Sheet Arrangements
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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $565.2 million as of March 31, 2024. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2024 would be to change interest expense by approximately $5.7 million.
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

36 |

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

37 |

Other Information
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 9 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2023 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
Related Party Revolving Credit Facility Termination
On May 2, 2024, the Boards of Directors of Delek Holdings and our general partner authorized the termination of the intercompany loan agreement between Delek Holdings and the Partnership, with the termination expected to be effective on or around May 31, 2024.

38 |

Legal Proceedings & Disclosures
ITEM 6. EXHIBITS

Exhibit No.		Description
4.1
Indenture, dated as of March 13, 2024, among the Partnership, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on March 13, 2024, SEC File No. 001-35721).

4.2		Form of 8.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Partnership's Form 8-K filed on March 13, 2024, SEC File No. 001-35721).
10.1
Fourth Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated March 29, 2024, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents (incorporated by reference to Exhibit 1.01 to the Partnership’s Form 8-K filed on April 2, 2024).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three months ended March 31, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

39 |

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

Dated: May 8, 2024

40 |