Form 10-Q
period 2024-06-30
Delek Logistics Partners, LP
filed 2024-08-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2024, there were 47,229,951 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			42	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		42	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partner's Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		43	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	44	Item 6. Exhibits
		8	Note 2 - Related Party Transactions
		10	Note 3 - Revenues	46	Signatures
		11	Note 4 - Net Income Per Unit
		11	Note 5 - Long-Term Obligations
		13	Note 6 - Equity
		14	Note 7 - Equity Method Investments
		14	Note 8 - Segments
		16	Note 9 - Commitments and Contingencies
		16	Note 10 - Subsequent Events

18	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	28	Summary of Financial and Other Information
	29	Results of Operations
		29	Consolidated
		32	Gathering and Processing
		34	Wholesale Marketing and Terminalling
		37	Storage and Transportation
		38	Investments in Pipeline Joint Ventures
	38	Liquidity and Capital Resources

41	Item 3. Quantitative and Qualitative Disclosures about Market Risk

41	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,111	$3,755
Accounts receivable	48,968	41,131
Accounts receivable from related parties	39,584	28,443
Inventory	1,756	2,264
Other current assets	1,150	676
Total current assets	96,569	76,269
Property, plant and equipment:
Property, plant and equipment	1,343,356	1,320,510
Less: accumulated depreciation	(424,283)	(384,359)
Property, plant and equipment, net	919,073	936,151
Equity method investments	235,911	241,337
Customer relationship intangible, net	172,285	181,336
Marketing contract intangible, net	98,550	102,155
Rights-of-way, net	60,416	59,536
Goodwill	12,203	12,203
Operating lease right-of-use assets	16,574	19,043
Other non-current assets	11,721	14,216
Total assets	$1,623,302	$1,642,246
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$26,236	$26,290
Current portion of long-term debt	—	30,000
Interest payable	25,557	5,805
Excise and other taxes payable	8,407	10,321
Current portion of operating lease liabilities	6,034	6,697
Accrued expenses and other current liabilities	3,794	11,477
Total current liabilities	70,028	90,590
Non-current liabilities:
Long-term debt, net of current portion	1,566,346	1,673,789
Operating lease liabilities, net of current portion	6,656	8,335
Asset retirement obligations	10,411	10,038
Other non-current liabilities	21,168	21,363
Total non-current liabilities	1,604,581	1,713,525
Equity (Deficit):
Common unitholders - public; 12,918,673 units issued and outstanding at June 30, 2024 (9,299,763 at December 31, 2023)	287,195	160,402
Common unitholders - Delek Holdings; 34,311,278 units issued and outstanding at June 30, 2024 (34,311,278 at December 31, 2023)	(338,502)	(322,271)
Total deficit	(51,307)	(161,869)
Total liabilities and deficit	$1,623,302	$1,642,246

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues
Affiliate (1)	$156,828	$132,993	$296,453	$257,992
Third Party	107,800	113,918	220,250	232,444
Net revenues	264,628	246,911	516,703	490,436
Cost of sales:
Cost of materials and other - affiliate (1)	103,065	92,042	195,947	183,113
Cost of materials and other - third party	34,995	36,083	65,805	71,108
Operating expenses (excluding depreciation and amortization presented below)	29,454	28,476	61,149	52,691
Depreciation and amortization	22,746	22,469	47,913	42,233
Total cost of sales	190,260	179,070	370,814	349,145
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	174	480	395	1,005
General and administrative expenses	6,016	6,611	10,879	14,121
Depreciation and amortization	1,461	1,258	2,789	2,599
Other operating income, net	(1,744)	(455)	(1,177)	(313)
Total operating costs and expenses	196,167	186,964	383,700	366,557
Operating income	68,461	59,947	133,003	123,879
Interest expense, net	35,268	35,099	75,497	67,680
Income from equity method investments	(7,882)	(7,285)	(16,372)	(13,601)
Other income, net	(40)	(19)	(211)	(21)
Total non-operating expenses, net	27,346	27,795	58,914	54,058
Income before income tax expense	41,115	32,152	74,089	69,821
Income tax expense	57	256	383	558
Net income attributable to partners	$41,058	$31,896	$73,706	$69,263
Comprehensive income attributable to partners	$41,058	$31,896	$73,706	$69,263

Net income per limited partner unit:
Basic	$0.87	$0.73	$1.61	$1.59
Diluted	$0.87	$0.73	$1.61	$1.59

Weighted average limited partner units outstanding:
Basic	47,219,184	43,577,428	45,812,770	43,573,716
Diluted	47,232,507	43,597,282	45,829,522	43,591,726

Cash distributions per common limited partner unit	$1.090	$1.035	$2.160	$2.060
(1) See Note 2 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of March 31, 2024	$290,051	$(332,518)	$(42,467)
Cash distributions	(13,893)	(36,713)	(50,606)
Net income attributable to partners	11,100	29,958	41,058
Other	(63)	771	708
Balance as of June 30, 2024	$287,195	$(338,502)	$(51,307)

	Common - Public	Common - Delek Holdings	Total
Balance as of March 31, 2023	$170,522	$(287,944)	$(117,422)
Cash distributions	(9,496)	(35,168)	(44,664)
Net income attributable to partners	6,783	25,113	31,896
Other	(49)	737	688
Balance as of June 30, 2023	$167,760	$(297,262)	$(129,502)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2023	$160,402	$(322,271)	$(161,869)
Cash distributions	(23,905)	(72,911)	(96,816)
Net income attributable to partners	18,504	55,202	73,706
Issuance of units	132,202	—	132,202
Other	(8)	1,478	1,470
Balance as of June 30, 2024	$287,195	$(338,502)	$(51,307)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2022	$172,119	$(282,819)	$(110,700)
Cash distributions	(18,938)	(70,166)	(89,104)
Net income attributable to partners	14,723	54,540	69,263
Other	(144)	1,183	1,039
Balance as of June 30, 2023	$167,760	$(297,262)	$(129,502)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$73,706	$69,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,702	44,832
Non-cash lease expense	1,901	4,447
Amortization of marketing contract intangible	3,605	3,605
Amortization of deferred revenue	(1,297)	(887)
Amortization of deferred financing costs and debt discount	2,621	2,316
Income from equity method investments	(16,372)	(13,601)
Dividends from equity method investments	19,125	17,049
Loss on extinguishment of debt	3,571	—
Other non-cash adjustments	(4,583)	1,707
Changes in assets and liabilities:
Accounts receivable	(7,837)	(3,143)
Inventories and other current assets	34	(1,664)
Accounts payable and other current liabilities	14,013	(46,245)
Accounts receivable/payable to related parties	(10,650)	(13,457)
Non-current assets and liabilities, net	2,958	(420)
Net cash provided by operating activities	131,497	63,802
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,407)	(55,421)
Proceeds from sales of property, plant and equipment	9,544	455
Purchases of intangible assets	(1,231)	(1,367)
Distributions from equity method investments	2,673	1,440
Net cash used in investing activities	(15,421)	(54,893)
Cash flows from financing activities:
Distributions to common unitholders - public	(23,905)	(18,938)
Distributions to common unitholders - Delek Holdings	(72,911)	(70,166)
Proceeds from term debt	852,500	—
Payments on term debt	(531,250)	(7,500)
Proceeds from revolving facility	283,900	238,500
Payments on revolving facility	(734,200)	(148,000)
Proceeds from issuance of units	132,202	—
Payments on other financing agreements	(6,214)	—
Deferred financing costs paid	(14,164)	(1,603)
Other financing activities	(678)	(1,457)
Net cash used in financing activities	(114,720)	(9,164)
Net increase (decrease) in cash and cash equivalents	1,356	(255)
Cash and cash equivalents at the beginning of the period	3,755	7,970
Cash and cash equivalents at the end of the period	$5,111	$7,715

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49,553	$65,367
Income taxes	$—	$20
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(1,055)	$53
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$1,437	$3,456
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
On August 2, 2024, Delek Logistics Partners, LP (the “Purchaser”), entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller”) to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests”), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “Purchase Agreement”). See Note 10 for further information.
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
Accounting Pronouncements Not Yet Adopted
ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"), which amends the Accounting Standards Codification ("Codification") to remove references to various concepts statements and impacts a variety of topics in the Codification. The ASU is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Partnership does not expect this update to have a material impact on our condensed consolidated financial statements and related disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual or the group identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 should not have a material impact on our condensed consolidated financial statements and related disclosures. See Note 8 for further information.

7 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
The Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries on November 7, 2012, which has been amended and restated from time to time in connection with acquisitions from Delek Holdings (collectively, as amended and restated, the "Omnibus Agreement"). See Note 10 for a description of recent amendments to the Omnibus Agreement. The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.4 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the three and six months ended June 30, 2024. There were no reimbursements by Delek Holdings during the three and six months ended June 30, 2023. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2024 and December 31, 2023, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and six month periods ended June 30, 2024 or the three and six month periods ended June 30, 2023.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2024. Total fees paid to the Partnership were $0.4 million for both the three months ended June 30, 2024 and 2023 and $0.8 million for both the six months ended June 30, 2024 and 2023, which are recorded in affiliate revenue in our accompanying condensed consolidated statements of income and comprehensive income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.

8 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into the Related Party Revolving Credit Facility (as defined below) with Delek Holdings. On May 2, 2024, the Boards of Directors of Delek Holdings and our general partner authorized the termination of the intercompany loan agreement between Delek Holdings and the Partnership, which was effective on May 31, 2024. See Note 5 - Long-Term Obligations for further information.
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
A summary of revenue, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$156,828	$132,993	$296,453	$257,992
Purchases	$103,065	$92,042	$195,947	$183,113
Operating and maintenance expenses	$14,939	$13,812	$33,157	$31,798
General and administrative expenses	$3,504	$4,618	$6,503	$7,879

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 12, 2024	$36,198
May 15, 2024	$36,713
August 14, 2024 (1)	$37,399
Total	$110,310

February 9, 2023	$34,998
May 15, 2023	$35,169
August 14, 2023	$35,512
Total	$105,679
(1) On July 30, 2024, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions paid are estimated based on common units held by Delek Holdings as of June 30, 2024.

9 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
3. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$13,435	$—	$1,985	$15,420
Service Revenue - Affiliate (1)	3	14,252	13,710	27,965
Product Revenue - Third Party	27,679	64,701	—	92,380
Product Revenue - Affiliate	4,452	42,551	—	47,003
Lease Revenue - Affiliate	47,074	14,096	20,690	81,860
Total Revenue	$92,643	$135,600	$36,385	$264,628

	Three Months Ended June 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$17,270	$—	$3,112	$20,382
Service Revenue - Affiliate (1)	2,121	10,886	14,335	27,342
Product Revenue - Third Party	26,785	66,751	—	93,536
Product Revenue - Affiliate	3,673	28,892	—	32,565
Lease Revenue - Affiliate	43,388	12,298	17,400	73,086
Total Revenue	$93,237	$118,827	$34,847	$246,911

	Six Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$36,820	$—	$4,717	$41,537
Service Revenue - Affiliate (1)	5	27,468	27,255	54,728
Product Revenue - Third Party	47,624	131,089	—	178,713
Product Revenue - Affiliate	8,402	70,297	—	78,699
Lease Revenue - Affiliate	95,675	26,016	41,335	163,026
Total Revenue	$188,526	$254,870	$73,307	$516,703

	Six Months Ended June 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$30,449	$—	$3,409	$33,858
Service Revenue - Affiliate (1)	6,422	20,157	34,944	61,523
Product Revenue - Third Party	53,277	145,309	—	198,586
Product Revenue - Affiliate	8,343	43,150	—	51,493
Lease Revenue - Affiliate	87,178	22,520	35,278	144,976
Total Revenue	$185,669	$231,136	$73,631	$490,436
(1) Net of $1.8 million of amortization expense for both the three months ended June 30, 2024 and 2023 and $3.6 million for the six months ended June 30, 2024 and 2023, related to marketing contract intangible recorded in the wholesale marketing and terminalling segment.

As of June 30, 2024, we expect to recognize approximately $1.0 billion in lease revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

10 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Our unfulfilled performance obligations as of June 30, 2024 were as follows (in thousands):

Remainder of 2024	$106,819
2025	213,638
2026	206,062
2027	187,692
2028 and thereafter	310,323
Total expected revenue on remaining performance obligations	$1,024,534

4. Net Income per Unit
Basic net income per unit attributable to limited partners is computed by dividing limited partners' interest in net income by the weighted-average number of outstanding common units. Diluted net income per unit attributable to common limited partners includes the effects of potentially dilutive units on our common units. As of June 30, 2024, the only potentially dilutive units outstanding consist of unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to partners	$41,058	$31,896	$73,706	$69,263
Weighted average limited partner units outstanding, basic	47,219,184	43,577,428	45,812,770	43,573,716
Dilutive effect of unvested phantom units	13,323	19,854	16,752	18,010
Weighted average limited partner units outstanding, diluted	47,232,507	43,597,282	45,829,522	43,591,726
Net income per limited partner unit:
Basic	$0.87	$0.73	$1.61	$1.59
Diluted (1)	$0.87	$0.73	$1.61	$1.59
(1) There were 46,281 and 30,003 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and six months ended June 30, 2024, respectively. There were $11,180 and 35,383 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and six months ended June 30, 2023, respectively.

5. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	June 30, 2024	December 31, 2023
DKL Revolving Facility	$330,200	$780,500
DKL Term Facility	—	281,250
2029 Notes	850,000	—
2028 Notes	400,000	400,000
2025 Notes	—	250,000
Principal amount of long-term debt	1,580,200	1,711,750
Less: Unamortized discount and premium and deferred financing costs	13,854	7,961
Total debt, net of unamortized discount and premium and deferred financing costs	1,566,346	1,703,789
Less: Current portion of long-term debt and notes payable	—	30,000
Long-term debt, net of current portion	$1,566,346	$1,673,789

11 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with an original principal of $300.0 million (the "DKL Term Loan Facility"). On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (together, the “Amendments”) which among other things, extended the maturity of the DKL Term Loan Facility to April 15, 2025. The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. At the Partnership's option, borrowings bore interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year of the DKL Term Loan Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings included a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At December 31, 2023, the weighted average borrowing rate was approximately 9.46%. Debt extinguishment costs were $2.1 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income and comprehensive income.
On March 29, 2024, the Partnership entered into a Fourth Amendment to the amended and restated senior secured revolving credit agreement (the "DKL Revolving Facility") which among other things increased the U.S. Revolving Credit Commitments (as defined in the DKL Credit Facility) by an amount equal to $100.0 million resulting in aggregate lender commitments under the Delek Logistics Revolving Credit Facility in an amount of $1,150.0 million, including up to $146.9 million for letters of credit and $31.9 million in swing line loans. This facility has a maturity date of October 13, 2027.
The DKL Revolving Facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.40% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% or 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. As of June 30, 2024 and December 31, 2023, the weighted average interest rate was 8.00% and 8.46%, respectively. There were no letters of credit outstanding as of June 30, 2024 or December 31, 2023.
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of June 30, 2024 and December 31, 2023 approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of June 30, 2024, we were in compliance with covenants on all of our debt instruments.
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into a certain Promissory Note (the “Related Party Revolving Credit Facility”) with Delek Holdings. The Related Party Revolving Credit Facility provided for revolving borrowings with aggregate commitments of $70.0 million comprised of a (i) $55.0 million senior tranche and a (ii) $15.0 million subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Partnership and Delek Holdings reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Related Party Revolving Credit Facility bore interest at Term SOFR (as defined in the Related Party Revolving Credit Facility) plus 3.00%. The Related Party Revolving Credit Facility proceeds were available for the Partnership’s working capital purposes and other general corporate purposes. On May 2, 2024, the Boards of Directors of Delek Holdings and our general partner authorized the termination of the intercompany loan agreement between Delek Holdings and the Partnership, which was effective on May 31, 2024.
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

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
We recorded $13.5 million of debt issuance costs which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying condensed consolidated statements of income and comprehensive income. The premium recognized for the Additional 2029 Notes was $2.5 million which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying condensed consolidated statements of income and comprehensive income. As of June 30, 2024, the effective interest rate was 8.95%. The estimated fair value of the 2029 Notes was $874.2 million as of June 30, 2024, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of June 30, 2024, the effective interest rate was 7.39%. The estimated fair value of the 2028 Notes was $394.9 million and $380.4 million as of June 30, 2024 and December 31, 2023, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. Concurrent with the issuance of the 2029 Notes, the Partnership made a cash tender offer (the "Offer") for all of the outstanding 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Partnership received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income and comprehensive income. The estimated fair value of the 2025 Notes was $248.7 million as of December 31, 2023, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

6. Equity
On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2023 through June 30, 2024.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2023	9,299,763	34,311,278	43,611,041
Unit-based compensation awards (2)	34,494	—	34,494
Units issued	3,584,416	—	3,584,416
Balance at June 30, 2024	12,918,673	34,311,278	47,229,951
(1) As of June 30, 2024, Delek Holdings owned a 72.6% limited partner interest in the Partnership.
(2) Unit-based compensation awards are presented net of 12,345 units withheld for taxes for six months ended June 30, 2024.

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
March 31, 2024	$1.070	$50,521
June 30, 2024 (1)	$1.090	$51,481
(1) On July 30, 2024, the board of directors of our general partner declared this quarterly cash distribution, payable on August 14, 2024, to unitholders of record on August 9, 2024. The total cash distribution is estimated based on the number of common units outstanding as of June 30, 2024.

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
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of June 30, 2024	As of December 31, 2023
Red River	$139,101	$141,091
CP LLC	59,680	61,273
Andeavor Logistics	37,130	38,973
Total Equity Method Investments	$235,911	$241,337

8. Segment Data
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other segment.
The CODM evaluates performance based on EBITDA for planning and forecasting purposes. EBITDA is an important measure used by management to evaluate the financial performance of our core operations. EBITDA is not a GAAP measure, but the components of EBITDA are computed using amounts that are determined in accordance with GAAP. A reconciliation of EBITDA to Net Income is included in the tables below. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our accompanying condensed consolidated statements of income and comprehensive income.
Assets by segment are not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

14 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2024
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$51,529	$70,899	$34,400	$—	$—	$156,828
Third party	41,114	64,701	1,985	—	—	107,800
Total revenue	$92,643	$135,600	$36,385	$—	$—	$264,628

Segment EBITDA	$54,680	$30,205	$16,752	$7,882	$(7,127)	$102,392
Depreciation and amortization	19,062	1,635	2,522	—	988	24,207
Amortization of customer contract intangible	—	1,802	—	—	—	1,802
Interest expense, net	—	—	—	—	35,268	35,268
Income tax expense						57
Net income						$41,058

Capital spending (2)	$7,351	$105	$2,731	$—	$—	$10,187

	Three Months Ended June 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$49,182	$52,076	$31,735	$—	$—	$132,993
Third party	44,055	66,751	3,112	—	—	113,918
Total revenue	$93,237	$118,827	$34,847	$—	$—	$246,911

Segment EBITDA	$52,663	$27,983	$14,978	$7,285	$(10,129)	$92,780
Depreciation and amortization	18,801	1,880	2,304	—	742	23,727
Amortization of customer contract intangible	—	1,802	—	—	—	1,802
Interest expense, net	—	—	—	—	35,099	35,099
Income tax expense						256
Net income						$31,896

Capital spending (2)	$18,877	$(2,712)	$3,215	$—	$—	$19,380

	Six Months Ended June 30, 2024
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$104,082	$123,781	$68,590	$—	$—	$296,453
Third party	84,444	131,089	4,717	—	—	220,250
Total revenue	$188,526	$254,870	$73,307	$—	$—	$516,703

Segment EBITDA	$112,439	$55,479	$34,879	$16,372	$(15,276)	$203,893
Depreciation and amortization	40,216	3,347	5,297	—	1,842	50,702
Amortization of marketing contract intangible	—	3,605	—	—	—	3,605
Interest expense, net	—	—	—	—	75,497	75,497
Income tax expense						383
Net income						$73,706

Capital spending (3)	$22,074	$21	$3,257	$—	$—	$25,352

	Six Months Ended June 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$101,943	$85,827	$70,222	$—	$—	$257,992
Third party	83,726	145,309	3,409	—	—	232,444
Total revenue	$185,669	$231,136	$73,631	$—	$—	$490,436

Segment EBITDA	$108,108	$49,937	$28,400	$13,601	$(14,108)	$185,938
Depreciation and amortization	35,248	3,569	4,406	—	1,609	44,832
Amortization of marketing contract intangible	—	3,605	—	—	—	3,605
Interest expense, net	—	—	—	—	67,680	67,680
Income tax expense						558
Net income						$69,263

Capital spending (2)	$51,666	$404	$3,411	$—	$—	$55,481

15 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Texas Department of Transportation Settlement
Beginning in August 2023, the Partnership was involved in litigation with the State of Texas Department of Transportation. The subject of the litigation was the expansion of the highway where the Partnership's Nettleton Station is situated. As a result of this expansion, four tanks owned by the Partnership were impacted. This litigation was settled in the second quarter of 2024 and resulted in the Partnership recovering $8.3 million in condemnation proceeds, which are recorded in other operating income, net in the accompanying condensed consolidated statements of income and comprehensive income.
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

10. Subsequent Events
Distribution Declaration
On July 30, 2024, our general partner's board of directors declared a quarterly cash distribution of $1.090 per unit, payable on August 14, 2024, to unitholders of record on August 9, 2024.

16 |

Planned H2O Midstream Acquisition
On August 2, 2024, the Partnership entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller”) to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream"), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “Purchase Agreement”) for total consideration of $230.0 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness (the "H2O Transaction"). The purchase price is comprised of $160.0 million in cash and $70.0 million of preferred equity. We paid a deposit under the Purchase Agreement of $23.0 million. The deposit may be retained by the Seller upon certain termination events described in the Purchase Agreement. At closing, the deposit will be applied to the purchase price to be paid under the Purchase Agreement. The closing of the H2O Transaction is currently anticipated to occur by the end of 2024.
Wink to Webster Pipeline Investment Acquisition
On August 5, 2024, the Partnership acquired a 50% investment in W2W Holdings LLC which includes a 15.6% indirect interest in the Wink to Webster Pipeline, LLC joint venture ("Wink to Webster"), and related joint venture indebtedness, from a wholly owned subsidiary of Delek Holdings. W2W Holdings LLC was originally formed by Delek Holdings and MPLX Operations LLC to obtain financing and fund capital calls associated with its collective and contributed interests in Wink to Webster. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. Total consideration was comprised of $86.6 million in cash, forgiveness of an approximately $60 million receivable from Delek Holdings and 2,300,000 of common units representing limited partnership interest in us.
Commercial Agreements
On August 5, 2024, the Partnership amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at Delek Holdings' option. Certain of these contracts had rate adjustments to be phased in over 2025 and 2026. In addition, the Partnership entered into an assignment agreement with Delek Holdings. As a result of these agreements with Delek Holdings, the Partnership redeemed 2,500,000 common units representing limited partnership interest in us held by Delek Holdings to assign the Big Spring Refinery Marketing Agreement to Delek Holdings. We also entered into an amended and restated Omnibus Agreement with Delek Holdings that provides Delek Holdings an option to purchase certain critical assets from us at market value during the period beginning upon any change in control or sale of substantially all assets involving us and extending (i) in the case of a transaction involving a third party, for six months following closing, and (ii) for any other transaction, for four years following closing.

17 |

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
On August 2, 2024, the Partnership entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller”) to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream), related to Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “Purchase Agreement”). For further information, see Note 10 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, "OPEC+") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, including the H2O Midstream acquisition, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

18 |

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
•our ability to successfully complete acquisitions and integrate acquired businesses, and to achieve the anticipated benefits therefrom, including the planned H2O Midstream acquisition;
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

19 |

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
Business and Economic Environment Overview
During the six months ended June 30, 2024, domestic markets have experienced an elevated hydrocarbon pricing environment that has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, Delaware Gathering further diversifies our logistics customer base to include significantly more third-party customers, and it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the Partnership system. Net Income for the Partnership increased $4.4 million during the six months ended June 30, 2024, as compared to the prior year period. Our EBITDA (as defined in "Non GAAP Measures" section below) increased $18.0 million in 2024 as compared to 2023. This improvement can be attributed to the strong financial and operational performance achieved across all of our operating segments. Our gathering and processing segment saw a $4.3 million increase in segment EBITDA. Our wholesale marketing and terminalling segment saw a $5.5 million increase in segment EBITDA. Our storage and transportation segment saw a $6.5 million increase in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures increased by $2.8 million. See the “Results of Operations” section below for further discussion.
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
Further, in order to position ourselves as a premier, full-service midstream provider in the Permian Basin, the Partnership has implemented several strategic initiatives, as discussed in detail below in 'Other 2024 Developments'. These actions not only enhance our standing in the market but also move to align us as an independent, largely third-party cash flow company with a robust growth profile.
See further discussion on macroeconomic factors and market trends, including the impact on 2024, in the ‘Market Trends’ section below.
Other 2024 Developments
Planned H2O Midstream Acquisition
On August 2, 2024, the Partnership entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller”) to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream"), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “Purchase Agreement”) for total consideration of $230.0 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness (the "H2O Transaction"). The purchase price is comprised of approximately $160.0 million in cash and $70.0 million of preferred equity. The closing of the H2O Transaction is currently anticipated to occur by the end of 2024.

20 |

Wink to Webster Pipeline Investment Acquisition
On August 5, 2024, the Partnership acquired a 50% investment in W2W Holdings LLC which includes a 15.6% indirect interest in the Wink to Webster Pipeline, LLC joint venture ("Wink to Webster"), and related joint venture indebtedness, from a wholly owned subsidiary of Delek Holdings. W2W Holdings LLC was originally formed by Delek Holdings and MPLX Operations LLC to obtain financing and fund capital calls associated with its collective and contributed interests in Wink to Webster. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. Total consideration was comprised of $86.6 million in cash, forgiveness of an approximately $60 million receivable from Delek Holdings and 2,300,000 of common units representing limited partnership interest in us.
Commercial Agreements with Delek Holdings
On August 5, 2024, the Partnership amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at Delek Holdings' option. In addition, certain of these contracts had rate adjustments to be phased in over 2025 and 2026. In addition, the Partnership entered into an assignment agreement with Delek Holdings. As a result of these agreements with Delek Holdings, we redeemed 2,500,000 common units representing limited partnership interest in us held by Delek Holdings to assign the Big Spring Refinery Marketing Agreement to Delek Holdings. We also entered into an amended and restated Omnibus Agreement with Delek Holdings that provides Delek Holdings an option to purchase certain critical assets from us at market value during the period beginning upon any change in control or sale of substantially all assets involving us and extending (i) in the case of a transaction involving a third party, for six months following closing, and (ii) for any other transaction for four years following closing.
Natural Gas Plant
In the second quarter of 2024, the Partnership made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d (as defined below) and aims to meet the rising demand for natural gas in the region. We have engaged specialists to oversee the process, including permits, equipment procurement, and construction. Financial projections estimate an EBITDA of approximately $40 million, considering increased production, cost savings, and market conditions. The expansion also aligns with our commitment to sustainability, integrating advanced technologies to minimize emissions and optimize energy efficiency. This strategic move positions us as a key player in the energy sector, contributing to regional economic growth and sustainability. This expansion project will also increase the Partnership's third party revenue.
Contractual Rate Adjustments to Keep Pace with Inflation
On July 1, 2024, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased by approximately 1.3%, which was the amount of the change in the FERC oil pipeline index. The tariff on FERC regulated system acquired from Delaware Gathering was adjusted as of January 1, 2024, but adjustments under agreements already in place will be capped at 3.0%. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 3.3% and the fees that are subject to adjustments using the producer price index increased approximately 0.8%. These adjustments allow us to maintain compliance with FERC regulations as well as to ensure that our results are reflective of current market conditions.
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

21 |

Equity Offering
On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.

22 |

Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 8 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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

23 |

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

24 |

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

25 |

Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

•Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our condensed consolidated statements of income and comprehensive income in Item 1. to this Quarterly Report on Form 10-Q.

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

Reconciliation of net income to EBITDA (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$41,058	$31,896	$73,706	$69,263
Add:
Income tax expense	57	256	383	558
Depreciation and amortization	24,207	23,727	50,702	44,832
Amortization of marketing contract intangible	1,802	1,802	3,605	3,605
Interest expense, net	35,268	35,099	75,497	67,680
EBITDA	$102,392	$92,780	$203,893	$185,938

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$87,639	$34,612	$131,497	$63,802
Changes in assets and liabilities	(24,305)	27,259	1,482	64,929
Distributions from equity method investments in investing activities	540	—	2,673	1,440
Non-cash lease expense	38	(2,247)	(1,901)	(4,447)
Regulatory and sustaining capital expenditures not distributable (1)	(3,007)	391	(4,286)	(3,855)
Reimbursement from Delek Holdings for capital expenditures (2)	(4)	674	282	1,011
Accretion of asset retirement obligations	(186)	(176)	(373)	(352)
Deferred income taxes	(103)	(518)	(204)	(629)
Gain on disposal of assets	7,197	455	6,630	313
Distributable cash flow	$67,809	$60,450	$135,800	$122,212

26 |

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

27 |

Summary of Financial and Other Information
A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Gathering and Processing	$92,643	$93,237	$188,526	$185,669
Wholesale marketing and terminalling	135,600	118,827	254,870	231,136
Storage and transportation	36,385	34,847	73,307	73,631
Total	264,628	246,911	516,703	490,436
Cost of materials and other	138,060	128,125	261,752	254,221
Operating expenses (excluding depreciation and amortization presented below)	29,628	28,956	61,544	53,696
General and administrative expenses	6,016	6,611	10,879	14,121
Depreciation and amortization	24,207	23,727	50,702	44,832
Other operating income, net	(1,744)	(455)	(1,177)	(313)
Operating income	$68,461	$59,947	$133,003	$123,879
Interest expense, net	35,268	35,099	75,497	67,680
Income from equity method investments	(7,882)	(7,285)	(16,372)	(13,601)
Other income, net	(40)	(19)	(211)	(21)
Total non-operating expenses, net	27,346	27,795	58,914	54,058
Income before income tax expense	41,115	32,152	74,089	69,821
Income tax expense	57	256	383	558
Net income attributable to partners	$41,058	$31,896	$73,706	$69,263
Comprehensive income attributable to partners	$41,058	$31,896	$73,706	$69,263
EBITDA(2)	$102,392	$92,780	$203,893	185,938
Net income per limited partner unit:
Basic	$0.87	$0.73	$1.61	$1.59
Diluted	$0.87	$0.73	$1.61	$1.59
Weighted average limited partner units outstanding:
Basic	47,219,184	43,577,428	45,812,770	43,573,716
Diluted	47,232,507	43,597,282	45,829,522	43,591,726
(1) This information is presented at a summary level for your reference. See the condensed consolidated statements of income and comprehensive income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations.
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

28 |

Results of Operations
Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net Revenues
Q2 2024 vs. Q2 2023
Net revenues increased by $17.7 million, or 7.2%, in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the following:
•increased revenue of $11.4 million in our West Texas marketing operations primarily driven by increases in volumes sold, partially offset by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold increased by 3.6 million and 3.4 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.14 and $0.06 per gallon, respectively; and
◦RINs revenue decreased from $3.2 million in the second quarter of 2023 to $1.3 million in the second quarter of 2024, due to decrease in RINs prices.
•increase in terminalling and marketing revenue primarily due to rate increases and increased volumes.
YTD 2024 vs. YTD 2023
Net revenues increased by $26.3 million, or 5.4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by the following:
•increased revenue of $10.8 million in our West Texas marketing operations primarily driven by increases in volumes sold, partially offset by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold increased by 7.6 million and 3.9 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.19 and $0.19 per gallon, respectively; and
◦RINs revenue decreased from $5.6 million in the six months ended June 30, 2023 to $2.4 million in the six months ended June 30, 2024, due to decrease in RINs prices.
•increase in terminalling and marketing revenue primarily due to rate increases and increased volumes.

Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other increased by $9.9 million, or 7.8%, in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the following:
•increased costs of materials and other of $14.4 million in our West Texas marketing operations primarily driven by increases in the volumes of gasoline and diesel sold, partially offset by decreases in the average cost per gallon:
◦the volumes of gasoline and diesel sold increased by 3.6 million and 3.4 million gallons, respectively; and
◦the average cost per gallon of gasoline sold decreased by $0.14 per gallon, partially offset by an increase in average cost per gallon of diesel sold of $0.03 per gallon.
Such increase was partially offset by the following:
•decrease of $2.2 million in our gathering and processing segment driven primarily by lower natural gas costs.
YTD 2024 vs. YTD 2023
Cost of materials and other increased by $7.5 million, or 3.0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by
•increased costs of materials and other of $16.2 million in our West Texas marketing operations primarily driven by increases in the average volumes of gasoline and diesel sold, partially offset by decreased costs per gallon:
◦the volumes of gasoline and diesel sold increased by 7.6 million and 3.9 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.21 per gallon and $0.10 per gallon, respectively.

29 |

Such increase was partially offset by the following:
•decrease of $7.4 million in our gathering and processing segment driven primarily by lower natural gas costs.

Operating Expenses
Q2 2024 vs. Q2 2023
Operating expenses increased by $0.7 million, or 2.3%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Operating expenses increased by $7.8 million, or 14.6%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by an increase in contract services.

General and Administrative Expenses
Q2 2024 vs. Q2 2023
General and administrative expenses decreased by $0.6 million, or 9.0%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
General and administrative expenses decreased by $3.2 million, or 23.0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•decrease in lease expense; and
•decrease in contract services.

Depreciation and Amortization
Q2 2024 vs. Q2 2023
Depreciation and amortization increased by $0.5 million, or 2.0%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Depreciation and amortization increased by $5.9 million, or 13.1%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•depreciation associated with new projects in-serviced during the period.

Other operating income, net
Q2 2024 vs. Q2 2023
Other operating income, net increased by $1.3 million, or 283.3%, in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the following:
•increase in gain on disposal of assets predominantly due to $8.3 million in condemnation proceeds received in the second quarter of 2024; and
•partially offset by $5.4 million related to settlement of payment dispute.
YTD 2024 vs. YTD 2023
Gain on disposal of assets increased by $0.9 million, or 276.0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•increase in gain on disposal of assets predominantly due to $8.3 million in condemnation proceeds received in the second quarter of 2024; and
•partially offset by $5.4 million related to settlement of payment dispute.

30 |

Interest Expense
Q2 2024 vs. Q2 2023
Interest expense increased by $0.2 million, or 0.5%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Interest expense increased by $7.8 million, or 11.5%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•debt extinguishment costs of $3.6 million associated with the payoff of the DKL Term Loan Facility and the 2025 Notes with proceeds from the 2029 Notes issued in March 2024;
•interest associated with the 2029 Notes issued in the first quarter of 2024; and
•partially offset by a decrease in interest associated with the DKL Revolving Facility due to lower average outstanding borrowings.

Results from Equity Method Investments
Q2 2024 vs. Q2 2023
Income from equity method investments increased by $0.6 million, or 8.2%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Income from equity method investments increased by $2.8 million, or 20.4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increases in throughput at two of our joint ventures that were negatively impacted by the turnaround at the Tyler Refinery in prior year.

31 |

Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and six months ended June 30, 2024 and 2023:

Gathering and Processing
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Revenues	$92,643	$93,237	$188,526	$185,669
Cost of materials and other	$19,660	$21,857	$37,529	$44,881
Operating expenses (excluding depreciation and amortization)	$19,546	$20,631	$39,251	$34,853
Segment EBITDA	$54,680	$52,663	$112,439	$108,108

Throughputs (average bpd)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
El Dorado Assets:
Crude pipelines (non-gathered)	73,320	61,260	73,166	62,131
Refined products pipelines to Enterprise Systems	60,575	44,966	61,904	49,957
El Dorado Gathering System	13,024	13,041	13,005	13,509
East Texas Crude Logistics System	23,259	30,666	21,481	26,690
Midland Gathering System	206,933	221,876	210,196	221,993
Plains Connection System	210,033	255,035	233,438	247,856

Delaware Gathering Assets Volumes
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Natural Gas Gathering and Processing (Mcfd(1))	76,237	73,309	76,280	74,008
Crude Oil Gathering (bpd(2))	123,927	117,017	123,718	110,408
Water Disposal and Recycling (bpd(2))	116,916	127,195	118,592	107,848
(1) Mcfd - average thousand cubic feet per day.
(2) bpd - average barrels per day.

Operational comparison of the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:
Net Revenues
Q2 2024 vs. Q2 2023
Net revenues for the gathering and processing segment decreased by $0.6 million, or 0.6%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Net revenues for the gathering and processing segment increased by $2.9 million, or 1.5%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other for the gathering and processing segment decreased by $2.2 million, or 10.1%, in the second quarter of 2024 compared to the second quarter of 2023, driven primarily by driven primarily by lower natural gas costs.

32 |

YTD 2024 vs. YTD 2023
Cost of materials and other for the gathering and processing segment decreased by $7.4 million, or 16.4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven primarily by lower natural gas costs.

Operating Expenses
Q2 2024 vs. Q2 2023
Operating expenses for the gathering and processing segment decreased by $1.1 million, or 5.3%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Operating expenses for the gathering and processing segment increased by $4.4 million, or 12.6%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by increase in contract services.

EBITDA
Q2 2024 vs. Q2 2023
EBITDA increased by $2.0 million, or 3.8%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
EBITDA increased by $4.3 million, or 4.0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

33 |

Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2024 and 2023:

Wholesale Marketing and Terminalling
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Revenues	$135,600	$118,827	$254,870	$231,136
Cost of materials and other	$103,901	$88,910	$195,805	$176,392
Operating expenses (excluding depreciation and amortization presented below)	$3,273	$3,848	$7,101	$8,456
Segment EBITDA	$30,205	$27,983	$55,479	$49,937

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,082	69,310	68,779	52,158
Big Spring marketing throughputs (average bpd)	81,422	75,164	79,019	76,763
West Texas marketing throughputs (average bpd)	11,381	9,985	10,678	9,454
West Texas marketing gross margin per barrel	$2.99	$7.01	$2.60	$6.27
Terminalling throughputs (average bpd) (2)	159,260	134,323	147,937	113,926
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:
Net Revenues
Q2 2024 vs. Q2 2023
Net revenues for the wholesale marketing and terminalling segment increased by $16.8 million, or 14.1%, in the second quarter of 2024 compared to the second quarter of 2023, driven primarily by the following:
•increased revenue of $11.4 million in our West Texas marketing operations primarily driven by increases in volumes sold, partially offset by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold increased by 3.6 million and 3.4 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.14 and $0.06 per gallon, respectively; and
◦RINs revenue decreased from $3.2 million in the second quarter of 2023 to $1.3 million in the second quarter of 2024, due to decrease in RINs prices.
•increase in terminalling and marketing revenue primarily due to rate increases and increased volumes.
YTD 2024 vs. YTD 2023
Net revenues for the wholesale marketing and terminalling segment increased by $23.7 million, or 10.3%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•increased revenue of $10.8 million in our West Texas marketing operations primarily driven by increases in volumes sold, partially offset by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold increased by 7.6 million and 3.9 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.19 and $0.19 per gallon, respectively; and
◦RINs revenue decreased from $5.6 million in the six months ended June 30, 2023 to $2.4 million in the six months ended June 30, 2024, due to decrease in RINs prices.
•increase in terminalling and marketing revenue primarily due to rate increases and increased volumes.

34 |

The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and six months ended June 30, 2024 and 2023.

Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other for the wholesale marketing and terminalling segment increased by $15.0 million, or 16.9%, in the second quarter of 2024 compared to the second quarter of 2023, driven primarily by the following:
•increased costs of materials and other of $14.4 million in our West Texas marketing operations primarily driven by increases in the volumes of gasoline and diesel sold, partially offset by decreases in the average cost per gallon:
◦the volumes of gasoline and diesel sold increased by 3.6 million and 3.4 million gallons, respectively; and
◦the average cost per gallon of gasoline sold decreased by $0.14 per gallon, partially offset by an increase in average cost per gallon of diesel sold of $0.03 per gallon.
YTD 2024 vs. YTD 2023
Cost of materials and other for the wholesale marketing and terminalling segment increased by $19.4 million, or 11.0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•increased costs of materials and other of $16.2 million in our West Texas marketing operations primarily driven by increases in the average volumes of gasoline and diesel sold, partially offset by decreased costs per gallon:
◦the volumes of gasoline and diesel sold increased by 7.6 million and 3.9 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.21 per gallon and $0.10 per gallon, respectively.

35 |

The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and six months ended June 30, 2024 and 2023. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q2 2024 vs. Q2 2023
Operating expenses for the wholesale marketing and terminalling segment decreased by $0.6 million, or 14.9%, in the second quarter of 2024 compared to the second quarter of 2023, driven primarily by a decrease in outside service costs.
YTD 2024 vs. YTD 2023
Operating expenses for the wholesale marketing and terminalling segment decreased by $1.4 million, or 16.0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

EBITDA
Q2 2024 vs. Q2 2023
EBITDA increased by $2.2 million, or 7.9%, in the second quarter of 2024 compared to the second quarter of 2023, driven primarily by the following increase in terminalling utilization, partially offset by a decline in wholesale margins due to lower RINs prices.
YTD 2024 vs. YTD 2023
EBITDA increased by $5.5 million, or 11.1%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by increase in terminalling utilization, partially offset by a decline in wholesale margins due to lower RINs prices.

36 |

Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and six months ended June 30, 2024 and 2023:

Storage and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$36,385	$34,847	$73,307	$73,631
Cost of materials and other	$14,470	$17,333	$28,363	$35,937
Operating expenses (excluding depreciation and amortization presented below)	$4,534	$4,105	$9,555	$9,665
Segment EBITDA	$16,752	$14,978	$34,879	$28,400

Operation comparison of the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Net Revenues
Q2 2024 vs. Q2 2023
Net revenues for the storage and transportation segment increased by $1.5 million, or 4.4%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Net revenues for the storage and transportation segment decreased by $0.3 million, or 0.4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other for the storage and transportation segment decreased by $2.9 million, or 16.5%, in the second quarter of 2024 compared to the second quarter of 2023 primarily due to decrease in trucking activity.
YTD 2024 vs. YTD 2023
Cost of materials and other for the storage and transportation segment decreased by $7.6 million, or 21.1%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to decrease in trucking activity.

Operating Expenses
Q2 2024 vs. Q2 2023
Operating expenses for the storage and transportation segment increased by $0.4 million, or 10.5%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Operating expenses for the storage and transportation segment decreased by $0.1 million, or 1.1%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

EBITDA
Q2 2024 vs. Q2 2023
EBITDA increased by $1.8 million, or 11.8%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
EBITDA increased by $6.5 million, or 22.8%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to favorable rate escalations associated with pipeline and rail movement and lower cost associated with decrease in trucking activity.

37 |

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
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and six months ended June 30, 2024.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At June 30, 2024, our total liquidity amounted to $824.9 million comprised of $819.8 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 5 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q), and $5.1 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On July 30, 2024, the board of directors of our general partner declared a distribution of $1.090 per common unit (the "Distribution"), which equates to an estimated amount of approximately $51.5 million per quarter, or approximately $205.9 million per year, based on the number of common units outstanding as of June 30, 2024. The Distribution will be paid on August 14, 2024 to common unitholders of record on August 9, 2024 and represents a 5.3% increase over the second quarter 2023 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

38 |

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
March 31, 2024	$1.070	$50,521
June 30, 2024 (1)	$1.090	$51,481
(1) On July 30, 2024, the board of directors of our general partner declared this quarterly cash distribution, payable on August 14, 2024, to unitholders of record on August 9, 2024. The total cash distribution was estimated based on the number of common units outstanding as of June 30, 2024.

Equity Offering
On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
Cash Flows
The following table sets forth a summary of our condensed consolidated cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$131,497	$63,802
Net cash used in investing activities	(15,421)	(54,893)
Net cash used in financing activities	(114,720)	(9,164)
Net increase (decrease) in cash and cash equivalents	$1,356	$(255)

Operating Activities
Net cash provided by operating activities increased by $67.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The cash receipts from customer activities increased by $21.2 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $28.6 million. In addition, cash dividends received from equity method investments increased by $2.1 million and cash paid for debt interest decreased by $15.8 million.
Investing Activities
Net cash used in investing activities decreased by $39.5 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to decrease of $29.0 million in purchases of property, plant and equipment primarily associated with growth projects in our gathering and processing segment, and a $9.1 million increase in proceeds from sale of property, plant and equipment predominantly due to $8.3 million of condemnation proceeds received from eminent domain proceedings in Texas in the current period. Additionally, distributions from equity method investments increased $1.2 million.
Financing Activities
Net cash provided by financing activities decreased by $105.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily driven by net payments under our revolving credit facility which increased by $540.8 million due to paydown in conjunction with the issuance of the 2029 Notes. Additionally contributing to this decrease was an increase in deferred financing costs paid of $12.6 million associated with the 2029 Note issuance, an increase in distributions paid of $7.7 million and a $6.2 million increase in payments on other financing arrangements. Partially offsetting these decreases was an increase of $132.2 million due to proceeds from the equity issuance in March 2024, and an increase of $328.8 million in net proceeds from term debt primarily due to the issuance of the 2029 Notes.
Debt Overview
As of June 30, 2024, we had total indebtedness of $1,580.2 million. The decrease of $131.6 million in our long-term debt balance compared to the balance at December 31, 2023 resulted from the payments under the DKL Credit Facility and the 2025 Notes, which was partially offset by the issuance of the 2029 Notes during the six months ended June 30, 2024. As of June 30, 2024, our total indebtedness consisted of:
•An aggregate principal amount of $330.2 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 8.00%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.39%.
•An aggregate principal amount of $850.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.95%.

39 |

We believe we were in compliance with the covenants in all debt facilities as of June 30, 2024. See Note 5 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for a complete discussion of our third-party indebtedness.
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
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the six months ended June 30, 2024:

(in thousands)	Full Year 2024 Forecast (1)	Six Months Ended June 30, 2024
Gathering and Processing
Regulatory	$750	$—
Sustaining	3,900	1,008
Growth	49,500	21,066
Gathering and Processing Segment Total	$54,150	$22,074
Wholesale Marketing and Terminalling
Regulatory	$3,300	$27
Sustaining	2,379	(6)
Growth	—	—
Wholesale Marketing and Terminalling Segment Total	$5,679	$21
Storage and Transportation
Regulatory	$1,500	$322
Sustaining	8,500	2,935
Growth	—	—
Storage and Transportation Segment Total	$10,000	$3,257
Total Capital Spending	$69,829	$25,352
(1) Excludes estimated 2024 costs of $90 million to $100 million related to our new natural gas processing plant. Refer to 'Other 2024 Developments' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q for further information.

40 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $330.2 million as of June 30, 2024. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2024 would be to change interest expense by approximately $3.3 million.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

41 |

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2023 Annual Report on Form 10-K, except as follows:
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
On August 2, 2024, we entered into the H2O Purchase Agreement for the acquisition of H2O Midstream. We expect the transaction to close by the end of 2024, subject to closing conditions. If these conditions are not satisfied or waived, the acquisition of H2O Midstream will not be consummated. If the closing of the H2O Midstream acquisition is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially, we may not realize the anticipated benefits of the acquisition fully or at all, or they may take longer to realize than expected.
The H2O Midstream acquisition will require management to devote significant attention and resources to integrating the H2O Midstream business with our business. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the H2O Midstream business into our business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the acquisition;
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
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integration of H2O Midstream’s operations into us; and
•the disruption in each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Furthermore, delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated timeframe.

42 |

Legal Proceedings & Disclosures
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
Intercompany Transactions
On August 5, 2024, Delek Holdings and certain of its subsidiaries entered into a series of intercompany transactions with the Partnership and certain of its subsidiaries, as described below. The transactions, including the consideration therefor, were negotiated and approved by the Audit Committee of the Board of Directors of Delek Holdings, which is comprised solely of independent directors, and by the Conflicts Committee of the Board of Directors of our general partner, which is also comprised solely of independent directors. The Board of Directors of Delek Holdings engaged Barclays to act as its exclusive financial advisor and Bradley Arant Boult Cummings LLP to act as its legal counsel. The Conflicts Committee engaged Intrepid Partners, LLC to act as its exclusive financial advisor and Gibson, Dunn & Crutcher LLP to act as its legal counsel.
Wink to Webster Contribution
On August 5, 2024, Delek Holdings contributed all of its interest in the Wink to Webster pipeline joint venture (the “Contribution”) to the Partnership. The Contribution was made pursuant to a Contribution Agreement (the “Contribution Agreement”) between Delek US Energy, Inc. (“DKE”), a wholly-owned subsidiary of Delek Holdings, and the Partnership. Total consideration for the Contribution, including the approximately $280 million of joint venture indebtedness included therewith, was approximately $500 million, subject to post-closing adjustment, and included (i) $68 million in cash, (ii) 2,300,000 newly issued common units of limited partnership interest in the Partnership (our “common units”) and (iii) cancellation of a $60.0 million intercompany receivable owed by Delek Holdings to the Partnership. The Partnership also paid Delek Holdings approximately $18.6 million for an additional 0.6% interest in the Wink to Webster pipeline joint venture that was acquired by Delek Holdings from a joint venture partner on August 1, 2024, bringing the total interest in the Wink to Webster pipeline joint venture contributed to the Partnership to 15.6%.
The Contribution was effected by DKE transferring 100% of the limited liability company interests in Delek Permian Pipeline Holdings, LLC, which holds certain subsidiaries that collectively included joint venture financing entities and the 15.6% Wink to Webster pipeline joint venture interest. The offering and sale of our common units pursuant to the Contribution Agreement are intended to be exempt under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption afforded by Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.
The foregoing description of the Contribution Agreement is not complete and is qualified in its entirety by reference to the full text of the Contribution Agreement, which is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Fourth Amended and Restated Omnibus Agreement
On August 5, 2024, Delek Holdings and the Partnership entered into a Fourth Amended and Restated Omnibus Agreement with certain of their respective subsidiaries (the “Amended Omnibus Agreement”). The Amended Omnibus provides Delek Holdings an option to purchase certain critical assets from the Partnership at market value during the period beginning upon any change in control or sale of substantially all assets involving the Partnership (“Deconsolidation”) and extending (i) in the case of a Deconsolidation involving a third party, for six months following closing, and (ii) for any other Deconsolidation, for four years following closing.
The foregoing description of the Amended Omnibus Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended Omnibus Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Amended and Restated Intercompany Agreements
On August 5, 2024, certain subsidiaries of Delek Holdings and the Partnership agreed to amend and restate 12 intercompany services agreements as listed below. The amendments, among other things, extend the terms of the respective agreements for up to seven years, with an option for Delek Holdings to extend such agreements for an additional five years. Certain of the agreements also have revised financial terms which will phase in over the time periods noted below.
The following is a list of the 12 intercompany services agreements which were amended and restated:
(1)Second Amendment and Restatement of the Throughput and Tankage Agreement (Tyler Terminal and Tankage) between DK Trading & Supply, LLC (“DKTS”) and Delek Marketing & Supply, LP (“DMS”) – seven year term extension effective July 1, 2024, with decrease of throughput and storage fees to become effective April 1, 2026;
(2)Amended and Restated Terminalling Services Agreement (Memphis Terminal) between DKTS, Delek Logistics Operating, LLC (“DLO”), and, for limited purposes, Citigroup Energy Inc. (“Citi”) – seven year term extension effective July 1, 2024;

43 |

Legal Proceedings & Disclosures
(3)Amended and Restated Terminalling Services Agreement (North Little Rock Terminal) between DKTS, DLO, and, for limited purposes, CEI – seven year term extension effective July 1, 2024;
(4)Amended and Restated Throughput and Tankage Agreement (El Dorado Terminal and Tankage) between DKTS, DLO, and, for limited purposes, CEI – seven year term extension effective July 1, 2024, with decrease of throughput and storage fees to become effective February 1, 2025;
(5)Amended and Restated Throughput Agreement (El Dorado Rail Offloading Facility) between DKTS and DLO – seven year term extension effective July 1, 2024, with decrease of throughput fee and removal of minimum volume commitment to become effective August 1, 2025;
(6)Amended and Restated Tankage Agreement (Tyler Crude Storage Tank 701) between DKTS and Delek Marketing & Supply, LP – seven year term extension effective July 1, 2024, with decrease of storage fee to become effective April 1, 2026;
(7)Second Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) between DKTS and Delek Marketing-Big Sandy, LLC (“DMBS”) – seven year term extension effective July 1, 2024;
(8)Amended and Restated Pipelines and Storage Facilities Agreement between DKTS, the Partnership, SALA Gathering Systems LLC (“SALA”), El Dorado Pipeline Company, LLC (“EDR”), Magnolia Pipeline Company, LLC (“MPC”), and, for limited purposes, CEI – seven year term extension effective July 1, 2024, with decrease of crude oil throughput fees to become effective September 1, 2026;
(9)Amended and Restated Pipelines and Tankage Agreement (East Texas Crude Logistics System) between DKTS and Delek Crude Logistics, LLC – seven year term extension effective July 1, 2024;
(10)Amended and Restated Terminalling Services Agreement (Mt. Pleasant Terminal) between DKTS and DMBS – seven year term extension effective July 1, 2024;
(11)Amended and Restated Services Agreement (Greenville Facility) between DKTS and DMBS – seven year term extension effective July 1, 2024; and
(12)Amended and Restated Slurry Clarifying Services Agreement (Krotz Springs) between DKTS, DLO, and DKE – five year term extension effective July 1, 2024.
Certain of the amended and restated intercompany agreements are attached to this Quarterly Report on Form 10-Q as Exhibits 10.2 through 10.8. The foregoing description of such intercompany agreements is not complete and is qualified in its entirety by reference to the full text of such intercompany agreements.
Assignment of Big Spring Refinery Marketing Agreement
On August 5, 2024, DKL Big Spring, LLC (“DKL Big Spring”), a subsidiary of the Partnership, entered into an assignment and assumption agreement (the “Assignment Agreement”) with Alon USA, LP (“Alon”), DKTS, and Delek Logistics Services Company (“DLSC”). Under the Assignment Agreement, DKL Big Spring assigned to DLSC its right, title, and interest in that certain Marketing Agreement dated as of March 1, 2018, as amended to date, and as consideration for such assignment, Alon caused 2,500,000 of our common units to be transferred to the Partnership from DLSC and subsequently cancelled.
Relationships
Prior to the transaction, Delek Holdings owned the general partner interest and a 72.6% limited partnership interest in the Partnership. Each of the Partnership and the other parties to the Contribution Agreement, Omnibus Agreement, Intercompany Agreements and Assignment Agreement are direct or indirect subsidiaries of Delek Holdings. As a result, certain individuals, including officers and directors of Delek Holdings, serve as officers and/or directors of more than one of such other entities. Additionally, the Partnership and Delek Holdings have certain commercial relationships as further described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

44 |

Legal Proceedings & Disclosures
ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	*#	Contribution Agreement dated August 5, 2024, between Delek US Energy, Inc. and Delek Logistics Partners, LP.
4.1
First Supplemental Indenture, dated as of April 17, 2024, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Delek Logistics Partners, LP's Current Report on Form 8-K filed on April 17, 2024).

10.1	**#
Fourth Amended and Restated Omnibus Agreement dated August 5, 2024, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC.

10.2	**#	Second Amendment and Restatement of the Throughput and Tankage Agreement (Tyler Terminal and Tankage) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP.
10.3	**#
Amended and Restated Throughput and Tankage Agreement (El Dorado Terminal and Tankage) dated August 5, 2024, among DK Trading & Supply, LLC, Delek Logistics Operating, LLC, and, for limited purposes, Citigroup Energy, Inc.

10.4	**#	Amended and Restated Throughput Agreement (El Dorado Rail Offloading Facility) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Logistics Operating, LLC.
10.5	**#	Amended and Restated Tankage Agreement (Tyler Crude Storage Tank 701) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP.
10.6	**#	Second Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing-Big Sandy, LLC.
10.7	**#
Amended and Restated Pipelines and Storage Facilities Agreement dated August 5, 2024, among DK Trading & Supply, LLC, Delek Logistics Partners, LP, SALA Gathering Systems LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC, and, for limited purposes, Citigroup Energy, Inc.

10.8	**#	Amended and Restated Pipelines and Tankage Agreement (East Texas Crude Logistics System) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Crude Logistics, LLC.
31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.
**	Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Partnership agrees to furnish a copy of all omitted exhibits and schedules upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.

45 |

Legal Proceedings & Disclosures

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

Dated: August 7, 2024

46 |