Form 10-Q
period 2024-09-30
Delek Logistics Partners, LP
filed 2024-11-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2024, there were 51,466,664 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			51	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		51	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partner's Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		52	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	53	Item 6. Exhibits
		8	Note 2 - Acquisitions
		10	Note 3 - Related Party Transactions	54	Signatures
		13	Note 4 - Revenues
		14	Note 5 - Net Income Per Unit
		15	Note 6 - Long-Term Obligations
		17	Note 7 - Equity
		17	Note 8 - Preferred Equity
		18	Note 9 - Equity Method Investments
		19	Note 10 - Segments
		20	Note 11 - Commitments and Contingencies
		21	Note 12 - Leases
		23	Note 13 - Subsequent Events

24	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	35	Summary of Financial and Other Information
	36	Results of Operations
		36	Consolidated
		39	Gathering and Processing
		41	Wholesale Marketing and Terminalling
		44	Storage and Transportation
		46	Investments in Pipeline Joint Ventures
	46	Liquidity and Capital Resources

49	Item 3. Quantitative and Qualitative Disclosures about Market Risk

50	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except unit and per unit data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,317	$3,755
Accounts receivable	48,173	41,131
Accounts receivable from related parties	—	28,443
Lease receivable - affiliate	23,852	—
Inventory	4,632	2,264
Other current assets	1,967	676
Total current assets	85,941	76,269
Property, plant and equipment:
Property, plant and equipment	1,480,553	1,320,510
Less: accumulated depreciation	(440,557)	(384,359)
Property, plant and equipment, net	1,039,996	936,151
Equity method investments	322,745	241,337
Customer relationship intangible, net	191,655	181,336
Marketing contract intangible, net	—	102,155
Other intangibles, net	95,538	59,536
Goodwill	12,203	12,203
Operating lease right-of-use assets	15,222	19,043
Net lease investment - affiliate	186,361	—
Other non-current assets	11,062	14,216
Total assets	$1,960,723	$1,642,246
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$35,683	$26,290
Accounts payable to related parties	442	—
Current portion of long-term debt	—	30,000
Interest payable	15,559	5,805
Excise and other taxes payable	7,641	10,321
Current portion of operating lease liabilities	5,371	6,697
Accrued expenses and other current liabilities	4,886	11,477
Total current liabilities	69,582	90,590
Non-current liabilities:
Long-term debt, net of current portion	1,894,257	1,673,789
Operating lease liabilities, net of current portion	5,820	8,335
Asset retirement obligations	15,453	10,038
Other non-current liabilities	20,719	21,363
Total non-current liabilities	1,936,249	1,713,525

Preferred units - 70,000 units issued and outstanding at September 30, 2024	70,000	—
Equity (Deficit):
Common unitholders - public; 12,932,311 units issued and outstanding at September 30, 2024 (9,299,763 at December 31, 2023)	282,458	160,402
Common unitholders - Delek Holdings; 34,111,278 units issued and outstanding at September 30, 2024 (34,311,278 at December 31, 2023)	(397,566)	(322,271)
Total deficit	(115,108)	(161,869)
Total liabilities, preferred units and deficit	$1,960,723	$1,642,246
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues
Affiliate (1)	$114,899	$156,411	$411,352	$414,403
Third party	99,171	119,413	319,421	351,857
Net revenues	214,070	275,824	730,773	766,260
Cost of sales:
Cost of materials and other - affiliate (1)	84,015	115,149	279,962	298,262
Cost of materials and other - third party	33,495	35,479	99,300	106,587
Operating expenses (excluding depreciation and amortization presented below)	27,746	32,611	88,895	85,302
Depreciation and amortization	19,969	23,261	67,882	65,494
Total cost of sales	165,225	206,500	536,039	555,645
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	174	392	569	1,397
General and administrative expenses	15,745	5,545	26,624	19,666
Depreciation and amortization	1,235	1,324	4,024	3,923
Other operating income, net	(117)	(491)	(1,294)	(804)
Total operating costs and expenses	182,262	213,270	565,962	579,827
Operating income	31,808	62,554	164,811	186,433
Interest income	(23,470)	—	(23,498)	—
Interest expense	37,022	36,901	112,547	104,581
Income from equity method investments	(15,602)	(9,296)	(31,974)	(22,897)
Other expense (income), net	34	(3)	(177)	(24)
Total non-operating (income) expenses, net	(2,016)	27,602	56,898	81,660
Income before income tax expense	33,824	34,952	107,913	104,773
Income tax expense	150	127	533	685
Net income attributable to partners	$33,674	$34,825	$107,380	$104,088
Comprehensive income attributable to partners	$33,674	$34,825	$107,380	$104,088

Net income per limited partner unit:
Basic	$0.71	$0.80	$2.32	$2.39
Diluted	$0.71	$0.80	$2.32	$2.39

Weighted average limited partner units outstanding:
Basic	47,109,008	43,588,316	46,248,003	43,578,636
Diluted	47,135,101	43,604,792	46,269,423	43,598,547
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of June 30, 2024	$287,195	$(338,502)	$(51,307)	$—
Cash distributions	(14,082)	(37,181)	(51,263)	—
Net income attributable to partners	9,308	24,366	33,674	—
Issuance of units	—	—	—	70,000
Redemption of units	—	(97,949)	(97,949)	—
Contributions	—	50,873	50,873	—
Other	37	827	864	—
Balance as of September 30, 2024	$282,458	$(397,566)	$(115,108)	$70,000

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of June 30, 2023	$167,760	$(297,262)	$(129,502)	$—
Cash distributions	(9,757)	(35,513)	(45,270)	—
Net income attributable to partners	7,412	27,413	34,825	—
Other	57	738	795	—
Balance as of September 30, 2023	$165,472	$(304,624)	$(139,152)	$—

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of December 31, 2023	$160,402	$(322,271)	$(161,869)	$—
Cash distributions (1)	(37,987)	(110,092)	(148,079)	—
Net income attributable to partners	27,812	79,568	107,380	—
Issuance of units	132,202	—	132,202	70,000
Redemption of units	—	(97,949)	(97,949)	—
Contributions	—	50,873	50,873	—
Other	29	2,305	2,334	—
Balance as of September 30, 2024	$282,458	$(397,566)	$(115,108)	$70,000

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of December 31, 2022	$172,119	$(282,819)	$(110,700)	$—
Cash distributions (1)	(28,695)	(105,679)	(134,374)	—
Net income attributable to partners	22,135	81,953	104,088	—
Other	(87)	1,921	1,834	—
Balance as of September 30, 2023	$165,472	$(304,624)	$(139,152)	$—

(1) Cash distributions include $0.3 million and $0.2 million related to distribution equivalents on vested phantom units for the nine months ended September 30, 2024 and 2023.

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$107,380	$104,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,906	69,417
Non-cash lease expense	5,689	7,407
Amortization of marketing contract intangible	4,206	5,408
Amortization of deferred revenue	(2,055)	(1,331)
Amortization of deferred financing costs and debt discount	3,955	3,476
Income from equity method investments	(31,974)	(22,897)
Dividends from equity method investments	28,309	24,118
Loss on extinguishment of debt	3,571	—
Other non-cash adjustments	(4,015)	2,312
Changes in assets and liabilities:
Accounts receivable	(399)	21,430
Inventories and other current assets	(332)	(2,290)
Accounts payable and other current liabilities	(5,982)	(29,180)
Accounts receivable/payable to related parties	(30,625)	(73,144)
Net investment in leases - affiliate	6,168
Non-current assets and liabilities, net	639	1,816
Net cash provided by operating activities	156,441	110,630
Cash flows from investing activities:
Asset acquisitions from Delek Holdings	(83,903)	—
Purchases of property, plant and equipment	(83,008)	(58,564)
Proceeds from sales of property, plant and equipment	10,191	1,036
Purchases of intangible assets	(1,690)	(2,583)
Business combination	(159,495)	—
Distributions from equity method investments	3,377	4,477
Net cash used in investing activities	(314,528)	(55,634)
Cash flows from financing activities:
Distributions to common unitholders - public	(37,987)	(28,695)
Distributions to common unitholders - Delek Holdings	(110,092)	(105,679)
Proceeds from term debt	1,059,000	—
Payments on term debt	(531,250)	(11,250)
Proceeds from revolving facility	1,021,600	304,500
Payments on revolving facility	(1,347,200)	(213,800)
Proceeds from issuance of units	132,202	—
Payments on other financing agreements	(6,214)	—
Deferred financing costs paid	(18,154)	(1,669)
Other financing activities	(256)	(2,191)
Net cash provided by (used in) financing activities	161,649	(58,784)
Net increase (decrease) in cash and cash equivalents	3,562	(3,788)
Cash and cash equivalents at the beginning of the period	3,755	7,970
Cash and cash equivalents at the end of the period	$7,317	$4,182

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$95,267	$89,524
Income taxes	$—	$20
Non-cash investing activities:
Equity attributable to W2W Holdings Acquisition	$(62,783)	$—
Forgiveness of related party receivable in connection with W2W Holdings Acquisition	$60,000	$—
Preferred units issued in connection with H2O Acquisition	$70,000	$—
Increase in accrued capital expenditures	$7,542	$10,084
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$1,398	$4,764
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
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin and other select areas in the Gulf Coast region. A majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery").
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds 50% equity interests in Wink to Webster Holdings, LLC ("W2W Holdings"), (the "W2W Investment") from a wholly owned subsidiary of Delek Holdings. W2W Holdings includes a 15.6% indirect interest in the Wink to Webster Pipeline, LLC joint venture ("Wink to Webster"), and related joint venture indebtedness. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations.
On September 11, 2024, the Partnership completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “H2O Midstream Acquisition”) from H2O Midstream Holdings, LLC (the “Seller"). The acquisition included water disposal and recycling operations in the Midland Basin in Texas. See Note 2 for further information.
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
The Partnership leases land, buildings and various equipment primarily under operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed lease rate increases, while others include lease rate increases based upon such factors as changes, if any, in defined inflationary indices.
For all leases that include fixed rental rate increases, these are included in our fixed lease payments. Our leases may include variable payments, based on changes on price or other indices, that are expensed as incurred.
The Partnership calculates the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and records lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments. The right-of-use asset is amortized over the noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised. For substantially all classes of underlying assets, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met.

7 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
As a lessor under ASC 842, the Partnership may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. The net investment in sales-type leases with related parties is recorded within lease receivable - affiliate and net lease investment - affiliate on the condensed consolidated balance sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the leased assets. Management assesses the net investment in sales-type leases for recoverability quarterly. See Note 12 for further information.
Accounting Pronouncements Adopted in 2024
ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"), which amends the Accounting Standards Codification ("Codification") to remove references to various concepts statements and impacts a variety of topics in the Codification. The ASU is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. This update did not have a material impact on our condensed consolidated financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual or the group identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 will result in additional segment reporting disclosure requirements but is not anticipated to have a significant impact on our condensed consolidated financial statements.
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

2. Acquisitions
H2O Midstream Acquisition
We completed the H2O Midstream Acquisition on September 11, 2024, in which we acquired water disposal and recycling operations, in the Midland Basin in Texas (the "Midland Water Gathering System"), for total consideration of $229.5 million subject to customary adjustments for net working capital and indebtedness ("H2O Transaction"). The purchase price was comprised of approximately of $159.5 million in cash and $70.0 million of Preferred Units (as defined in Note 8). See Note 8 for further information on Preferred Units. The cash portion was financed through a combination of cash on hand and borrowings under the DKL Credit Facility (as defined in Note 6 ).
For the three and nine months ended September 30, 2024, we incurred $6.1 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income for these periods.
Our consolidated financial and operating results reflect the H2O Midstream Acquisition operations beginning September 11, 2024. Our results of operations included revenue and net income of $3.6 million and $1.3 million, respectively, for the period from September 11, 2024 through September 30, 2024 related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values.

8 |

Notes to Consolidated Financial Statements
Determination of Purchase Price (1)
The table below presents the estimated purchase price (in thousands):

Base purchase price:	$230,000
Less: closing net working capital (as defined in the H2O Midstream Purchase Agreement)	(2,508)
Plus: various closing adjustments	2,003
Adjusted purchase price	$229,495

Cash paid	$159,495
Fair value of preferred units issued	70,000
Preliminary purchase price	$229,495
(1) These amounts are based upon estimates at closing, but are subject to a subsequent review and revision period pursuant to the H2O Midstream Acquisition agreement at which time final settlements for these components will be determined. Such subsequent adjustments may result in changes to the preliminary purchase price.

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in thousands):

Assets acquired:
Accounts receivables	6,643
Inventories	2,448
Other current assets	879
Property, plant and equipment	174,548
Operating lease right-of-use assets	470
Customer relationship intangible(1)	24,006
Other intangibles(1)	34,841
Other non-current assets	21
Total assets acquired	$243,856

Liabilities assumed:
Accounts payable	$3,954
Accrued expenses and other current liabilities	5,059
Current portion of operating lease liabilities	278
Asset retirement obligations	4,851
Operating lease liabilities, net of current portion	219
Total liabilities assumed	14,361
Fair value of net assets acquired	$229,495
(1)The acquired intangible assets include the following identified intangibles:
•Rights-of-way intangibles valued at $30.1 million, of which, the majority has an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million which will be amortized over a 4.8 years useful life. The estimated amortization is $1.0 million for each of the next four fiscal years, and $0.4 million in the fifth succeeding fiscal year.
•The Customer relationship intangible that is subject to amortization with a preliminary fair value of $24.0 million, which will be amortized over an 12.6 years useful life. The estimated amortization is $1.9 million for each of the five succeeding fiscal years.
The amortization expense related to the above intangible assets for the three and nine months ended September 30, 2024 was immaterial.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available, the final working capital adjustment is complete, and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of September 30, 2024. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").

9 |

Notes to Consolidated Financial Statements
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
Customer relationships were valued using the income approach, with essential assumptions including projected revenues from these relationships, attrition rates, operating margins, and discount rates.
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. For all other current assets and payables, their fair values were considered equivalent to their carrying amounts due to their short-term nature.
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Partnership assuming the H2O Midstream Acquisition had occurred on January 1, 2023. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to this acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense associated with revolving credit facility borrowings incurred in connection with this acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair value of the acquired customer relationship intangible and, (iv) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of this acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had this acquisition been effective as of the date presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Net sales	$226,303	$296,752	$775,369	$833,859
Net income attributable to partners	$40,045	$40,290	$119,183	$120,856

Wink to Webster Pipeline Investment Acquisition
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds 50% equity interests in W2W Holdings, from a wholly owned subsidiary of Delek Holdings. W2W Holdings includes a 15.6% indirect interest in Wink to Webster, and related joint venture indebtedness. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. Total consideration was comprised of $83.9 million in cash (including $2.7 million post-closing adjustment), forgiveness of a $60.0 million receivable from Delek Holdings and 2,300,000 of common units representing limited partnership interest in us.
This acquisition was considered a transaction between entities under common control. Accordingly, the equity interests acquired were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the equity interests as of the acquisition date was $81.1 million. Pursuant to common control guidance, we recorded a reduction to equity of $62.8 million, included in contributions in the accompanying condensed consolidated statements of partners' equity, representing the net carrying amount of the equity interest acquired less the consideration paid. No value was assigned to the 2,300,000 common units issued. Prior periods have not been recast as these assets do not constitute a business in accordance with ASC 805, Business Combinations.

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

10 |

Notes to Consolidated Financial Statements
See our Annual Report on Form 10-K for a more complete description of our material commercial agreements and other agreements with Delek Holdings.
On August 5, 2024, the Partnership amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. These amendments required the embedded leases within these agreements to be reassessed under ASC 842. As a result, certain leases were reclassified from operating leases to sales-type leases (see Note 12 for further information on sales-type leases). These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at Delek Holdings' option and were effective as of July 1, 2024. Certain of these contracts had rate adjustments to be phased in over 2025 and 2026.
In addition, on August 5, 2024, the Partnership entered into an assignment agreement with Delek Holdings to assign its rights and obligations under the Big Spring Refinery Marketing Agreement to Delek Holdings. As consideration for this agreement, the Partnership redeemed 2,500,000 common units representing limited partnership interest in us held by Delek Holdings. Associated with such marketing agreement was a contract intangible with a carrying value of $97.9 million at the closing date of the assignment. This intangible was transferred to Delek Holdings in conjunction with the assignment.
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
On November 7, 2012, the Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries, which has been amended and restated from time to time in connection with acquisitions from Delek Holdings (collectively, as amended and restated, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $4.4 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
On August 5, 2024 we entered into an amended and restated Omnibus Agreement with Delek Holdings that provides Delek Holdings an option to purchase certain critical assets from us at market value during the period beginning upon any change in control or sale of substantially all assets involving us and extending (i) in the case of a transaction involving a third party, for six months following closing, and (ii) for any other transaction, for four years following closing.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during each of three and nine months periods ended September 30, 2024 or the three and nine month periods ended September 30, 2023. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2024 and December 31, 2023, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and nine month periods ended September 30, 2024 or the three and nine month periods ended September 30, 2023.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2024. Total fees paid to the Partnership were $0.4 million for both the three months ended September 30, 2024 and 2023 and $1.2 million for both the nine months ended September 30, 2024 and 2023, which are recorded in affiliate revenue in our accompanying condensed consolidated statements of income and comprehensive income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Related Party Revolving Credit Facility
On November 6, 2023, the Partnership and certain of its subsidiaries, as guarantors, entered into the Related Party Revolving Credit Facility (as defined below) with Delek Holdings. On May 2, 2024, the Boards of Directors of Delek Holdings and our general partner authorized the termination of the intercompany loan agreement between Delek Holdings and the Partnership, which was effective on May 31, 2024. See Note 6 - Long-Term Obligations for further information.

11 |

Notes to Consolidated Financial Statements
Summary of Transactions
Income from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing and products terminalling services provided primarily to Delek Holdings under commercial agreements based on regulated tariff rates or contractually based fees and product sales, and interest income associated with those commercial agreements classified as sales-type leases. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek Holdings, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek Holdings, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek Holdings for direct or allocated costs and expenses incurred by Delek Holdings on behalf of the Partnership and for charges Delek Holdings incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative expenses. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in cost of materials and other-affiliate.
A summary of income, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$114,899	$156,411	$411,352	$414,403
Interest income	$23,442	$—	$23,442	$—
Purchases	$84,015	$115,149	$279,962	$298,262
Operating and maintenance expenses	$15,275	$15,944	$48,432	$47,742
General and administrative expenses	$2,777	$3,233	$9,280	$11,112

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 12, 2024	$36,198
May 15, 2024	36,713
August 14, 2024	37,181
November 14, 2024 (1)	37,352
Total	$147,444

February 9, 2023	$34,998
May 15, 2023	35,169
August 14, 2023	35,512
November 13, 2023	35,855
Total	$141,534
(1) On October 29, 2024, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions paid are estimated based on common units held by Delek Holdings as of September 30, 2024.

12 |

Notes to Consolidated Financial Statements
4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$19,331	$—	$2,298	$21,629
Service Revenue - Affiliate (1)	8,481	2,216	13,669	24,366
Product Revenue - Third Party	22,286	55,256	—	77,542
Product Revenue - Affiliate	5,121	31,887	—	37,008
Lease Revenue - Affiliate	26,308	17,579	9,638	53,525
Total Revenue	$81,527	$106,938	$25,605	$214,070

	Three Months Ended September 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$14,929	$—	$3,507	$18,436
Service Revenue - Affiliate (1)	1,743	13,975	9,723	25,441
Product Revenue - Third Party	24,477	76,500	—	100,977
Product Revenue - Affiliate	3,776	43,475	—	47,251
Lease Revenue - Affiliate	49,900	13,160	20,659	83,719
Total Revenue	$94,825	$147,110	$33,889	$275,824

	Nine Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$56,151	$—	$7,015	$63,166
Service Revenue - Affiliate (1)	8,486	29,684	40,924	79,094
Product Revenue - Third Party	69,910	186,345	—	256,255
Product Revenue - Affiliate	13,523	102,184	—	115,707
Lease Revenue - Affiliate	121,983	43,595	50,973	216,551
Total Revenue	$270,053	$361,808	$98,912	$730,773

	Nine Months Ended September 30, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$45,378	$—	$6,916	$52,294
Service Revenue - Affiliate (1)	8,165	34,132	44,667	86,964
Product Revenue - Third Party	77,754	221,809	—	299,563
Product Revenue - Affiliate	12,119	86,625	—	98,744
Lease Revenue - Affiliate	137,078	35,680	55,937	228,695
Total Revenue	$280,494	$378,246	$107,520	$766,260
(1) Net of $0.6 million and $4.2 million of amortization expense for the three and nine months ended September 30, 2024, respectively and $1.8 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, related to marketing contract intangible recorded in the wholesale marketing and terminalling segment.

As of September 30, 2024, we expect to recognize approximately $1.1 billion in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

13 |

Notes to Consolidated Financial Statements
Our unfulfilled performance obligations as of September 30, 2024 were as follows (in thousands):

Remainder of 2024	$57,026
2025	220,037
2026	201,538
2027	201,538
2028 and thereafter	426,350
Total expected revenue on remaining performance obligations	$1,106,489

5. Net Income per Unit
We use the two-class method when calculating the net income per unit applicable to limited partners, because we have more than one participating class of securities. Our participating securities consist of common units and preferred units.
The two-class method is based on the weighted-average number of common units outstanding during the period. Basic net income per unit applicable to common limited partners is computed by dividing limited partners’ interest in net income allocated to participating securities by the weighted-average number of outstanding common units. Undistributed earnings are allocated to our preferred unitholders and limited partners based on their respective ownership interests. During a period of net loss or negative undistributed earnings, the two-class method is not applicable.
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of September 30, 2024, the only potentially dilutive units outstanding consist of unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to partners	$33,674	$34,825	$107,380	$104,088
Less: Limited partners' distribution declared on common units	51,263	45,112	147,794	134,216
Undistributed net loss	$(17,589)	$(10,287)	$(40,414)	$(30,128)

Limited partners' earnings on common units:
Distributions	$51,263	$45,112	$147,794	$134,216
Allocation of undistributed net loss	(17,589)	(10,287)	(40,414)	(30,128)
Total limited partners' earnings on common units	$33,674	$34,825	$107,380	$104,088

Weighted average limited partner units outstanding, basic	47,109,008	43,588,316	46,248,003	43,578,636
Dilutive effect of unvested phantom units	26,093	16,476	21,420	19,911
Weighted average limited partner units outstanding, diluted	47,135,101	43,604,792	46,269,423	43,598,547
Net income per limited partner unit:
Basic	$0.71	$0.80	$2.32	$2.39
Diluted (1)	$0.71	$0.80	$2.32	$2.39
(1) There were 24,506 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during both three and nine months ended September 30, 2024. There were 48,597 and 35,519 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and nine months ended September 30, 2023, respectively.

14 |

Notes to Consolidated Financial Statements
6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	September 30, 2024	December 31, 2023
DKL Revolving Facility	$454,900	$780,500
DKL Term Facility	—	281,250
2029 Notes	1,050,000	—
2028 Notes	400,000	400,000
2025 Notes	—	250,000
Principal amount of long-term debt	1,904,900	1,711,750
Less: Unamortized discount and premium and deferred financing costs	10,643	7,961
Total debt, net of unamortized discount and premium and deferred financing costs	1,894,257	1,703,789
Less: Current portion of long-term debt and notes payable	—	30,000
Long-term debt, net of current portion	$1,894,257	$1,673,789

DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with an original principal of $300.0 million (the "DKL Term Loan Facility"). On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (the "DKL Credit Facility"), (together, the “Amendments”) which among other things, extended the maturity of the DKL Term Loan Facility to April 15, 2025. The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. At the Partnership's option, borrowings bore interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year of the DKL Term Loan Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings included a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At December 31, 2023, the weighted average borrowing rate was approximately 9.46%. Debt extinguishment costs were $2.1 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income and comprehensive income.
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
The DKL Revolving Facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.40% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% or 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. As of September 30, 2024 and December 31, 2023, the weighted average interest rate was 7.70% and 8.46%, respectively. There were no letters of credit outstanding as of September 30, 2024 or December 31, 2023.
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of September 30, 2024 and December 31, 2023 approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of September 30, 2024, we were in compliance with covenants on all of our debt instruments.
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

15 |

Notes to Consolidated Financial Statements
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
On April 17, 2024, the Issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% and on August 16, 2024, the Issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029, at 103.25% (collectively, the "Additional 2029 Notes"). The Additional 2029 Notes were issued under the same indenture as the 2029 Notes and formed a part of the same series of notes as the 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility.
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
We recorded $17.5 million of debt issuance costs which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying condensed consolidated statements of income and comprehensive income. The premium recognized for the Additional 2029 Notes was $9.0 million which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying condensed consolidated statements of income and comprehensive income. As of September 30, 2024, the effective interest rate was 8.90%. The estimated fair value of the 2029 Notes was $1,105.3 million as of September 30, 2024, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of September 30, 2024, the effective interest rate was 7.38%. The estimated fair value of the 2028 Notes was $401.8 million and $380.4 million as of September 30, 2024 and December 31, 2023, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
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

16 |

Notes to Consolidated Financial Statements
7. Equity
On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
On October 10, 2024, we completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.3 million and were used to redeem the Preferred Units (defined below) and repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $6.6 million.
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2023 through September 30, 2024.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2023	9,299,763	34,311,278	43,611,041
Unit-based compensation awards (2)	48,132	—	48,132
Equity offering units issued	3,584,416	—	3,584,416
Redemption of units associated with BSR Marketing Agreement	—	(2,500,000)	(2,500,000)
Issuance of units in connection with W2W Acquisition	—	2,300,000	2,300,000
Balance at September 30, 2024	12,932,311	34,111,278	47,043,589
(1) As of September 30, 2024, Delek Holdings owned a 70.4% interest in the Partnership (on an as-converted basis).
(2) Unit-based compensation awards are presented net of 18,976 units withheld for taxes for nine months ended September 30, 2024.

Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024 (1)	$1.100	$51,513
(1) On October 29, 2024, the board of directors of our general partner declared this quarterly cash distribution, payable on November 14, 2024, to unitholders of record on November 8, 2024. The total cash distribution is estimated based on the number of common units outstanding as of September 30, 2024.

8. Preferred Units
On September 11, 2024 (the “Closing Date”), the Partnership issued 70,000 preferred units (“Preferred Units”) in connection with the Partnership’s acquisition of H2O Midstream for an amount equal to $70.0 million.
Preferred Unit Distribution Rights
Preferred Units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive, when and if declared by the board, a quarterly distribution equal to the amount of distributions they would have received on an as converted basis at a price of $41.04, including any special distributions made to common unitholders.
Preferred Unit Conversion and Redemption
The holders may convert their Preferred Units into common units at any time, in whole or part, at a conversion price of $49.25 per common unit. If the Partnership completes an underwritten public common unit offering, the Partnership may convert the Preferred Units into common units at any time, in whole or part, at a conversion price of $41.04 per common unit.

17 |

Notes to Consolidated Financial Statements
At any time, the Partnership may redeem, in whole or part, the Preferred Units at a redemption price of $1,000 per Preferred Unit plus the amount of accrued but unpaid distributions and a make whole amount, to be settled in cash. In addition, at any time prior to October 31, 2027, if the Partnership completes an offering of common units or Preferred Units, the Partnership shall redeem an amount of the Preferred Units not to exceed the amount equal to the net cash proceeds to the Partnership from such offering, after deducting underwriting discounts and commissions and offering expenses payable by the Partnership at a redemption price of $1,000 per Preferred Unit plus the amount of accrued but unpaid distributions and a make whole amount.
At any time on or after (i) December 31, 2027; (ii) the date the Partnership defaults on existing or future indebtedness; (iii) the date the Partnership fails to pay the quarterly distribution; or (iv) the occurrence of a Fundamental Event (as defined in the Agreement Of Limited Partnership), the holder of the Preferred Units will have the right to cause the Partnership to redeem, in whole or in part, the Preferred Units at a redemption price equal to the $1,000 per Preferred Unit, to be settled in cash.
Preferred Unit Voting Rights
The holders of Preferred Units are entitled to vote on an as-converted basis with the common unitholders.
Financial Statement Presentation
Preferred units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event, which is outside the Partnership’s control. Therefore, they are presented as temporary equity in the mezzanine section of the condensed consolidated balance sheets. The Preferred Units have been recorded at their issuance date fair value. Income allocations increase the carrying value and declared distributions decrease the carrying value of the Preferred Units.
For a summary of changes in the Preferred Units balance for 2024, see the condensed consolidated statements of partners' equity (deficit).
Redemption of Preferred Units
As a result of our public offering of common units completed on October 10, 2024, the Partnership redeemed all 70,000 of the Preferred Units for at a redemption price of $1,000 per unit. Total redemption payment was $70.8 million, including payment made for pro-rata distribution.

9. Equity Method Investments
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
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds 50% equity interests in W2W Holdings, from a wholly owned subsidiary of Delek Holdings. W2W Holdings includes a 15.6% indirect interest in the Wink to Webster joint venture, and related joint venture indebtedness.
W2W Holdings was originally formed by Delek Holdings and MPLX Operations LLC to obtain financing and fund capital calls associated with its collective and contributed interests in Wink to Webster. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. We determined that W2W Holdings is a VIE. While we have the ability to exert significant influence through participation in board and management committees, we are not the primary beneficiary since we do not have a controlling financial interest in W2W Holdings, and no single party has the power to direct the activities that most significantly impact W2W Holdings' economic performance.
As of September 30, 2024, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment.
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Red River	$138,982	$141,091
W2W Holdings	87,511	—
CP LLC	59,791	61,273
Andeavor Logistics	36,461	38,973
Total Equity Method Investments	$322,745	$241,337

18 |

Notes to Consolidated Financial Statements
10. Segment Data
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
Assets by segment are not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30, 2024
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$39,910	$51,682	$23,307	$—	$—	$114,899
Third party	41,617	55,256	2,298	—	—	99,171
Total revenue	$81,527	$106,938	$25,605	$—	$—	$214,070

Segment EBITDA	$42,380	$20,245	$7,526	$15,602	$(16,572)	$69,181
Depreciation and amortization	16,424	2,796	1,218	—	766	21,204
Amortization of customer contract intangible	—	601	—	—	—	601
Interest income	(11,531)	(3,707)	(8,232)	—	—	(23,470)
Interest expense	—	—	—	—	37,022	37,022
Income tax expense						150
Net income						$33,674

Capital spending (2)	$62,086	$1,202	$1,910	$—	$—	$65,198

	Three Months Ended September 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$55,419	$70,610	$30,382	$—	$—	$156,411
Third party	39,406	76,500	3,507	—	—	119,413
Total revenue	$94,825	$147,110	$33,889	$—	$—	$275,824

Segment EBITDA	$52,906	$28,135	$17,914	$9,288	$(10,002)	$98,241
Depreciation and amortization	19,263	1,769	2,704	—	849	24,585
Amortization of customer contract intangible	—	1,803	—	—	—	1,803
Interest expense	—	—	—	—	36,901	36,901
Income tax expense						127
Net income						$34,825

Capital spending (2)	$12,002	$2,123	$522	$—	$—	$14,647

19 |

Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2024
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$143,992	$175,463	$91,897	$—	$—	$411,352
Third party	126,061	186,345	7,015	—	—	319,421
Total revenue	$270,053	$361,808	$98,912	$—	$—	$730,773

Segment EBITDA	$154,819	$75,724	$42,405	$31,974	$(31,848)	$273,074
Depreciation and amortization	56,640	6,143	6,515	—	2,608	71,906
Amortization of marketing contract intangible	—	4,206	—	—	—	4,206
Interest income	(11,559)	(3,707)	(8,232)	—	—	(23,498)
Interest expense	—	—	—	—	112,547	112,547
Income tax expense						533
Net income						$107,380

Capital spending (2)	$84,160	$1,223	$5,167	$—	$—	$90,550

	Nine Months Ended September 30, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$157,362	$156,437	$100,604	$—	$—	$414,403
Third party	123,132	221,809	6,916	—	—	351,857
Total revenue	$280,494	$378,246	$107,520	$—	$—	$766,260

Segment EBITDA	$161,014	$78,071	$46,316	$22,889	$(24,111)	$284,179
Depreciation and amortization	54,511	5,338	7,109	—	2,459	69,417
Amortization of marketing contract intangible	—	5,408	—	—	—	5,408
Interest expense	—	—	—	—	104,581	104,581
Income tax expense						685
Net income						$104,088

Capital spending (2)	$62,168	$2,527	$3,933	$—	$—	$68,628
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible. This intangible was assigned to Delek Holdings on August 5, 2024.
(2) Capital spending includes additions on an accrual basis.

11. Commitments and Contingencies
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
Texas Department of Transportation Settlement
Beginning in August 2023, the Partnership was involved in litigation with the State of Texas Department of Transportation. The subject of the litigation was the expansion of the highway where the Partnership's Nettleton Station is situated. As a result of this expansion, two tanks owned by the Partnership were impacted. This litigation was settled in the second quarter of 2024 and resulted in the Partnership recovering $8.3 million in condemnation proceeds, which are recorded in other operating income, net in the accompanying condensed consolidated statements of income and comprehensive income.

20 |

Notes to Consolidated Financial Statements
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

12. Leases
Lessor
We are the lessor under certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings. These agreements have remaining terms ranging from more than two years to more than 11 years with renewal options ranging from two years to 10 years, and some agreements have multiple renewal options. Revenue from these leases are recorded in affiliate revenue in the condensed consolidated statements of income and comprehensive income. We elected the practical expedient to carry forward historical lease classification conclusions until a modification of an existing agreement occurs. Once a modification occurs, the amended agreement is required to be assessed under ASC 842, to determine whether a reclassification of the lease is required.
During the third quarter of 2024, we executed amendments to certain agreements between the Partnership and Delek Holdings. The amendments required the embedded leases within these agreements to be reassessed under ASC 842. As a result of these lease assessments, certain leases were reclassified from operating leases to sales-type leases. Accordingly, the underlying property, plant and equipment, net, and associated deferred revenue, if any, were derecognized and the present value of the future lease payments and the unguaranteed residual value of the assets were recorded as a net investment in sales-type lease.
The net investment in sales-type leases is recorded utilizing the estimated fair value of the underlying leased assets at contract modification date and are nonrecurring fair value measurements. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs.
We recognized any billings in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in lease revenues.
Lease income included in the condensed consolidated statements of income and comprehensive income were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2024
Operating leases:
Lease revenue	$49,176	$212,202
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	23,442	23,442
Lease revenue (Revenue from variable lease payments)	4,349	4,349
Sales-type lease income	$27,791	$27,791

21 |

Notes to Consolidated Financial Statements
We recorded $83.7 million and $228.7 million in operating lease revenue for the three and nine months ended September 30, 2023, respectively.
We did not elect to use the practical expedient to combine lease and non-lease components for lessor arrangements. The tables below represent the portion of the contracts allocated to the lease component based on relative standalone selling price.
The following presents the condensed consolidated financial statement impact of sales-type leases on commencement or modification date. These transactions are non-cash transactions. The amount recognized on commencement date was recorded in contributions in the condensed consolidated statements of partners' equity, given the underlying agreements are between entities under common control. There were no amounts to report for the three and nine months ended September 30, 2023.

Three And Nine Months Ended September 30,
(in thousands)	2024
Lease receivables	$206,633
Unguaranteed residual assets	9,111
Property, plant and equipment, net	(102,088)
Amount recognized on commencement date	$113,656

The following is a schedule of annual undiscounted minimum future lease cash receipts on the non-cancellable operating leases as of September 30, 2024 (in thousands):

2024	$28,034
2025	112,136
2026	109,718
2027	97,627
2028	67,067
2029 and thereafter	82,853
Total minimum future lease revenue	$497,435

Annual future minimum undiscounted lease receipts under our sales-type leases were as follows as of September 30, 2024 (in thousands):

2024	$28,971
2025	100,937
2026	80,541
2027	75,474
2028	75,474
2029 and thereafter	333,162
Total minimum future lease revenue	694,559
Less: Imputed interest	494,094
Lease receivable (1)	$200,465

Current lease receivables (2)	$23,852
Long-term lease receivables (3)	$176,613
Unguaranteed residual assets (3)	$9,748
(1) This amount does not include the unguaranteed residual assets.
(2) Presented in Lease receivable - affiliate, in the condensed consolidated balance sheets.
(3) Presented in Net lease investment - affiliate in the condensed consolidated balance sheets.

22 |

Notes to Consolidated Financial Statements
The following table summarized our investment in assets held under operating lease by major classes (in thousands):

	September 30,
	2024	2023
Land	$10,727	$12,306
Building and building improvements	1,755	3,582
Pipelines, tanks and terminals	431,488	623,961
Other equipment	2,145	3,768
Property, plant and equipment	446,115	643,617
Less: accumulated depreciation	144,162	241,486
Property, plant and equipment, net	$301,953	$402,131

Capital expenditures related to assets subject to sales-type lease arrangements were $0.4 million for the three and nine months ended September 30, 2024. There were no capital expenditures related to assets subject to sales-type lease arrangements for the three and nine months ended September 30, 2023. These amounts are reflected as additions to property, plant and equipment in the condensed consolidated statement of cash flows.

13. Subsequent Events
Distribution Declaration
On October 29, 2024, our general partner's board of directors declared a quarterly cash distribution of $1.100 per unit, payable on November 14, 2024, to unitholders of record on November 8, 2024.

23 |

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
On August 2, 2024, the Partnership entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller") to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “H2O Midstream Acquisition”), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “Purchase Agreement”). See Note 2 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
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
•our ability to successfully complete acquisitions and integrate acquired businesses, and to achieve the anticipated benefits therefrom, including the H2O Midstream acquisition;
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
Business and Economic Environment Overview
During the nine months ended September 30, 2024, domestic markets have experienced an elevated hydrocarbon pricing environment that has resulted in a strong demand for hydrocarbons and presented an opportunity for the Partnership to leverage its extensive network of logistics assets, resulting in increased throughputs and higher utilization as compared to the prior year. Additionally, the H2O Acquisition as well as our Delaware Gathering operations further diversify our logistics customer base to include significantly more third-party customers, and it allows us to provide comprehensive logistics services in the Delaware and Midland Basins, while also serving as a funnel into our existing midstream Permian activities. As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as a result of our Delaware Gathering operations which complement our existing Midland Gathering System assets. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the Partnership system. Net Income for the Partnership increased $3.3 million during the nine months ended September 30, 2024, as compared to the prior year period. Our EBITDA (as defined in "Non GAAP Measures" section below) decreased $11.1 million in 2024 as compared to 2023. This decrease is largely attributable to a change in classification of certain of our commercial agreements with Delek, which meet the criteria to be classified as sales-type leases. As such, certain throughput and storage fees that were previously recorded as revenue are now recorded as interest income under sales-type lease accounting. Our gathering and processing segment saw a $6.2 million decrease in segment EBITDA. Our wholesale marketing and terminalling segment saw a $2.3 million increase in segment EBITDA. Our storage and transportation segment saw a $3.9 million decrease in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures increased by $9.1 million with the acquisition of the W2W Investment from Delek Holdings. See the “Results of Operations” section below for further discussion.
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
Other 2024 Developments
H2O Midstream Acquisition
On September 11, 2024, the Partnership closed the H2O Midstream Acquisition, in which we acquired water disposal and recycling operations, in the Midland Basin in Texas (the "Midland Water Gathering System") for total consideration of $229.5 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness. The purchase price is comprised of approximately $159.5 million in cash and $70.0 million of preferred equity.
Wink to Webster Pipeline Investment Acquisition
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds 50% equity interests in Wink to Webster Holdings, LLC ("W2W Holdings"), (the "W2W Investment") from a wholly owned subsidiary of Delek Holdings. W2W Holdings includes a 15.6% indirect interest in the Wink to Webster Pipeline, LLC joint venture ("Wink to Webster"), and related joint venture indebtedness. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. Total consideration was comprised of $83.9 million in cash (including $2.7 million post-closing adjustment), forgiveness of a $60.0 million receivable from Delek Holdings and 2,300,000 of common units representing limited partnership interest in us.

26 |

Commercial Agreements with Delek Holdings
On August 5, 2024, the Partnership amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at Delek Holdings' option. In addition, certain of these contracts have rate adjustments to be phased in over 2025 and 2026. The amendments required the embedded leases within these agreements to be reassessed under Accounting Standards Codification 842, Leases. As a result of these lease assessments, certain leases were reclassified from operating leases to sales-type leases.
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
On April 17, 2024, the Partnership sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% and on August 16, 2024, the Partnership sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029, at 103.25% (collectively, the "Additional 2029 Notes"). The Additional 2029 Notes were issued under the same indenture as the 2029 Notes and formed a part of the same series of notes as the 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility.
Equity Offerings
On October 10, 2024, we completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.3 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $6.6 million.

27 |

On March 12, 2024, we completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to redeem the Preferred Units and repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.

28 |

Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 10 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

Gathering and Processing
The operational assets in our gathering and processing segment consist of Midland Gathering Assets, Midland Water Gathering Assets and Delaware Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Permian Basin. The Midland Water Gathering Assets support our water disposal and recycling operations, in the Midland Basin in Texas. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. While we do not take ownership of gas that is gathered, we sell the processed gas at a market price which we remit to the producer, net of our fees. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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

29 |

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

30 |

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

32 |

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

•Distributable cash flow - calculated as net cash flow from operating activities adjusted for changes in assets and liabilities, maintenance capital expenditures net of reimbursements, sales-type lease receipts, net of income recognized and other adjustments not expected to settle in cash. The Partnership believes this is an appropriate reflection of a liquidity measure by which users of its financial statements can assess its ability to generate cash.

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

Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$33,674	$34,825	$107,380	$104,088
Add:
Income tax expense	150	127	533	685
Depreciation and amortization	21,204	24,585	71,906	69,417
Amortization of marketing contract intangible	601	1,803	4,206	5,408
Interest expense, net	13,552	36,901	89,049	104,581
EBITDA	$69,181	$98,241	$273,074	$284,179

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$24,944	$46,828	$156,441	$110,630
Changes in assets and liabilities	29,049	16,439	30,531	81,368
Distributions from equity method investments in investing activities	704	3,037	3,377	4,477
Non-cash lease expense	(3,788)	(2,960)	(5,689)	(7,407)
Regulatory and sustaining capital expenditures not distributable (1)	(3,396)	(2,069)	(7,682)	(5,924)
Reimbursement from (refund to) Delek Holdings for capital expenditures (2)	—	(69)	282	942
Sales-type lease receipts, net of income recognized	5,474	—	5,474	—
Accretion	446	(177)	73	(529)
Deferred income taxes	(247)	(124)	(451)	(753)
Gain on disposal of assets	97	491	6,727	804
Distributable cash flow	$53,283	$61,396	$189,083	$183,608

33 |

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
(2) Reimbursement from Delek Holdings for capital expenditures represents amounts for certain capital expenditures reimbursable to us from Delek Holdings pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q).

34 |

Summary of Financial and Other Information
A discussion and analysis of the factors contributing to our results of operations is presented below. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Gathering and Processing	$81,527	$94,825	$270,053	$280,494
Wholesale marketing and terminalling	106,938	147,110	361,808	378,246
Storage and transportation	25,605	33,889	98,912	107,520
Total	214,070	275,824	730,773	766,260
Cost of materials and other	117,510	150,628	379,262	404,849
Operating expenses (excluding depreciation and amortization presented below)	27,920	33,003	89,464	86,699
General and administrative expenses	15,745	5,545	26,624	19,666
Depreciation and amortization	21,204	24,585	71,906	69,417
Other operating income, net	(117)	(491)	(1,294)	(804)
Operating income	$31,808	$62,554	$164,811	$186,433
Interest income	(23,470)	—	(23,498)	—
Interest expense	37,022	36,901	112,547	104,581
Income from equity method investments	(15,602)	(9,296)	(31,974)	(22,897)
Other expense (income), net	34	(3)	(177)	(24)
Total non-operating (income) expenses, net	(2,016)	27,602	56,898	81,660
Income before income tax expense	33,824	34,952	107,913	104,773
Income tax expense	150	127	533	685
Net income attributable to partners	$33,674	$34,825	$107,380	$104,088
Comprehensive income attributable to partners	$33,674	$34,825	$107,380	$104,088
EBITDA(2)	$69,181	$98,241	$273,074	284,179
Net income per limited partner unit:
Basic	$0.71	$0.80	$2.32	$2.39
Diluted	$0.71	$0.80	$2.32	$2.39
Weighted average limited partner units outstanding:
Basic	47,109,008	43,588,316	46,248,003	43,578,636
Diluted	47,135,101	43,604,792	46,269,423	43,598,547
(1) This information is presented at a summary level for your reference. See the condensed consolidated statements of income and comprehensive income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations.
(2) For a definition of EBITDA see "Non-GAAP Measures" above.

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

35 |

Results of Operations
Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net Revenues
Q3 2024 vs. Q3 2023
Net revenues decreased by $61.8 million, or 22.4%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by the following:
•decreased revenue of $36.2 million in our West Texas marketing operations primarily driven by decreases in volumes sold, a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold decreased by 4.7 million and 0.5 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.42 and $0.71 per gallon, respectively;
◦RINs revenue decreased from $3.5 million in the third quarter of 2023 to $1.3 million in the third quarter of 2024, due to decrease in RINs prices; and
•decreased revenue of $13.3 million and $8.3 million in our gathering and processing and storage and transportation segments, respectively due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.
YTD 2024 vs. YTD 2023
Net revenues decreased by $35.5 million, or 4.6%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by the following:
•decreased revenue of $28.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon and decrease in RINs revenue, partially offset by increases in volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.33 and $0.36 per gallon, respectively;
◦RINs revenue decreased from $9.1 million in the nine months ended September 30, 2023 to $3.7 million in the nine months ended September 30, 2024, due to decrease in RINs prices; and
◦the volumes of gasoline and diesel sold increased by 2.9 million and 3.4 million gallons, respectively.
•decreased revenue of $10.4 million and $8.6 million in our gathering and processing and storage and transportation segments, respectively due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•partially offset by increase in terminalling and marketing revenue primarily due to increased volumes and rate increases.

Cost of Materials and Other
Q3 2024 vs. Q3 2023
Cost of materials and other decreased by $33.1 million, or 22.0%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by the following:
•decreased costs of materials and other of $29.4 million in our West Texas marketing operations primarily driven by decreases in the volumes and average cost per gallon of gasoline and diesel sold:
◦the volumes of gasoline and diesel sold decreased by 4.7 million and 0.5 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.23 per gallon and $0.73 per gallon, respectively.

36 |

YTD 2024 vs. YTD 2023
Cost of materials and other decreased by $25.6 million, or 6.3%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by
•decreased costs of materials and other of $13.2 million in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by increases in the average volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.20 per gallon and $0.31 per gallon, respectively;
◦the volumes of gasoline and diesel sold increased by 2.9 million and 3.4 million gallons, respectively; and
•decrease of $8.0 million in our gathering and processing segment driven primarily by lower natural gas costs.

Operating Expenses
Q3 2024 vs. Q3 2023
Operating expenses decreased by $5.1 million, or 15.4%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by a decrease in outside services.
YTD 2024 vs. YTD 2023
Operating expenses increased by $2.8 million, or 3.2%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by an increase in contract services.

General and Administrative Expenses
Q3 2024 vs. Q3 2023
General and administrative expenses increased by $10.2 million, or 183.9%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by the following:
•transaction costs associated with the H2O Acquisition, W2W Investment acquisition, and amendments of certain agreements with Delek Holdings of $8.7 million; and
•increase in insurance expense primarily related to H2O.
YTD 2024 vs. YTD 2023
General and administrative expenses increased by $7.0 million, or 35.4%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the following:
•transaction costs associated with the H2O Acquisition, W2W Investment acquisition, and amendments of certain agreements with Delek Holdings of $8.7 million;
•increase in insurance expense primarily due to H2O Acquisition; and
•partially offset by decreases in lease expense and contract services.

Depreciation and Amortization
Q3 2024 vs. Q3 2023
Depreciation and amortization decreased by $3.4 million, or 13.8%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to the derecognition of fixed assets in connection with the recognition of sales-type leases in the third quarter of 2024.
YTD 2024 vs. YTD 2023
Depreciation and amortization increased by $2.5 million, or 3.6%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the following:
•the derecognition of fixed assets in connection with the recognition of sales-type leases in the third quarter of 2024; and
•depreciation associated with new projects in-serviced during the period.

Other operating income, net
Q3 2024 vs. Q3 2023
Other operating income, net decreased by $0.4 million, or 76.2%, in the third quarter of 2024 compared to the third quarter of 2023.

37 |

YTD 2024 vs. YTD 2023
Other operating income, net increased by $0.5 million, or 60.9%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the following:
•increase in gain on disposal of assets of $6.0 million, predominantly due to $8.3 million in condemnation proceeds received in the second quarter of 2024; and
•partially offset by $5.4 million related to settlement of payment dispute.

Interest Income
Q3 2024 vs. Q3 2023
Interest income increased by $23.5 million, or 100.0%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.
YTD 2024 vs. YTD 2023
Interest income increased by $23.5 million, or 100.0%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.

Interest Expense
Q3 2024 vs. Q3 2023
Interest expense decreased by $0.1 million, or 0.3%, in the third quarter of 2024 compared to the third quarter of 2023.
YTD 2024 vs. YTD 2023
Interest expense decreased by $8.0 million, or 7.6%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the following:
•debt extinguishment costs of $3.6 million associated with the payoff of the DKL Term Loan Facility and the 2025 Notes with proceeds from the 2029 Notes issued in March 2024;
•interest associated with the 2029 Notes issued in the first quarter of 2024; and
•partially offset by a decrease in interest associated with the DKL Revolving Facility due to lower average outstanding borrowings.

Results from Equity Method Investments
Q3 2024 vs. Q3 2023
Income from equity method investments increased by $6.3 million, or 67.8%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to the W2W Investment, which was acquired on August 5, 2024, and contributed income of $6.4 million during the period.
YTD 2024 vs. YTD 2023
Income from equity method investments increased by $9.1 million, or 39.6%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the W2W Investment, which was acquired on August 5, 2024, and contributed income of $6.4 million during the period and increases in throughput at two of our joint ventures that were negatively impacted by the turnaround at the Tyler Refinery in prior year.

38 |

Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and nine months ended September 30, 2024 and 2023:

Gathering and Processing
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$81,527	$94,825	$270,053	$280,494
Cost of materials and other	$20,061	$20,676	$57,590	$65,557
Operating expenses (excluding depreciation and amortization)	$18,371	$20,733	$57,622	$55,586
Segment EBITDA	$42,380	$52,906	$154,819	$161,014

Throughputs (bpd(1))
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
El Dorado Assets:
Crude pipelines (non-gathered)	68,430	70,153	71,576	64,835
Refined products pipelines to Enterprise Systems	55,283	63,991	59,681	54,686
El Dorado Gathering System	13,886	14,774	12,113	13,935
East Texas Crude Logistics System	35,891	36,298	26,319	29,928
Midland Gathering System	185,179	248,443	201,796	230,907
Plains Connection System	188,421	250,550	218,323	248,763

Delaware Gathering Assets Volumes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Natural Gas Gathering and Processing (Mcfd(2))	75,719	69,737	76,092	72,569
Crude Oil Gathering (bpd(1))	125,123	111,973	124,190	110,935
Water Disposal and Recycling (bpd(1))	123,856	99,158	120,360	104,920

Midland Water Gathering System Volumes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Water Disposal and Recycling (bpd(1)) (3)	100,335	—	100,335	—
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) 2024 volumes include volumes from September 11, 2024 through September 30, 2024.

Operational comparison of the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:
Net Revenues
Q3 2024 vs. Q3 2023
Net revenues for the gathering and processing segment decreased by $13.3 million, or 14.0%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.
YTD 2024 vs. YTD 2023
Net revenues for the gathering and processing segment decreased by $10.4 million, or 3.7%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

39 |

Cost of Materials and Other
Q3 2024 vs. Q3 2023
Cost of materials and other for the gathering and processing segment decreased by $0.6 million, or 3.0%, in the third quarter of 2024 compared to the third quarter of 2023.
YTD 2024 vs. YTD 2023
Cost of materials and other for the gathering and processing segment decreased by $8.0 million, or 12.2%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven primarily by lower natural gas costs.

Operating Expenses
Q3 2024 vs. Q3 2023
Operating expenses for the gathering and processing segment decreased by $2.4 million, or 11.4%, in the third quarter of 2024 compared to the third quarter of 2023.
YTD 2024 vs. YTD 2023
Operating expenses for the gathering and processing segment increased by $2.0 million, or 3.7%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by an increase in contract services.

EBITDA
Q3 2024 vs. Q3 2023
EBITDA decreased by $10.5 million, or 19.9%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by lower revenue related to sales-type lease accounting.
YTD 2024 vs. YTD 2023
EBITDA decreased by $6.2 million, or 3.8%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily driven by lower revenue related to sales-type lease accounting, partially offset by lower natural gas costs.

40 |

Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2024 and 2023:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$106,938	$147,110	$361,808	$378,246
Cost of materials and other	$83,834	$115,702	$279,639	$292,094
Operating expenses (excluding depreciation and amortization)	$3,438	$4,990	$10,539	$13,447
Segment EBITDA	$20,245	$28,135	$75,724	$78,071

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
East Texas - Tyler Refinery sales volumes (average bpd) (1)	70,172	69,178	69,246	57,894
Big Spring marketing throughputs (average bpd)	22,700	81,617	60,109	78,399
West Texas marketing throughputs (average bpd)	6,552	10,692	5,276	9,871
West Texas marketing gross margin per barrel	$3.38	$9.64	$2.85	$8.76
Terminalling throughputs (average bpd) (2)	160,849	121,430	152,272	116,455
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:
Net Revenues
Q3 2024 vs. Q3 2023
Net revenues for the wholesale marketing and terminalling segment decreased by $40.2 million, or 27.3%, in the third quarter of 2024 compared to the third quarter of 2023, driven primarily by the following:
•decreased revenue of $36.2 million in our West Texas marketing operations primarily driven by decreases in volumes sold, a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold decreased by 4.7 million and 0.5 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.42 and $0.71 per gallon, respectively; and
◦RINs revenue decreased from $3.5 million in the third quarter of 2023 to $1.3 million in the third quarter of 2024, due to decrease in RINs prices; and
◦decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.
YTD 2024 vs. YTD 2023
Net revenues for the wholesale marketing and terminalling segment decreased by $16.4 million, or 4.3%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the following:
•decreased revenue of $28.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon and decrease in RINs revenue, partially offset by increases in volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.33 and $0.36 per gallon, respectively;
◦RINs revenue decreased from $9.1 million in the nine months ended September 30, 2023 to $3.7 million in the nine months ended September 30, 2024, due to decrease in RINs prices; and
◦the volumes of gasoline and diesel sold increased by 2.9 million and 3.4 million gallons, respectively.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and

41 |

•partially offset by increase in terminalling and marketing revenue primarily due to increased volumes and rate increases.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and nine months ended September 30, 2024 and 2023.

Cost of Materials and Other
Q3 2024 vs. Q3 2023
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $31.9 million, or 27.5%, in the third quarter of 2024 compared to the third quarter of 2023, driven primarily by the following:
•decreased costs of materials and other of $29.4 million in our West Texas marketing operations primarily driven by decreases in volumes and average cost per gallon of gasoline and diesel sold:
◦the volumes of gasoline and diesel sold decreased by 4.7 million and 0.5 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.23 per gallon and $0.73 per gallon, respectively.
YTD 2024 vs. YTD 2023
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $12.5 million, or 4.3%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the following:
•decreased costs of materials and other of $13.2 million in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by increases in the average volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.20 per gallon and $0.31 per gallon, respectively; and
◦the volumes of gasoline and diesel sold increased by 2.9 million and 3.4 million gallons, respectively.

42 |

The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and nine months ended September 30, 2024 and 2023. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q3 2024 vs. Q3 2023
Operating expenses for the wholesale marketing and terminalling segment decreased by $1.6 million, or 31.1%, in the third quarter of 2024 compared to the third quarter of 2023, driven primarily by a decrease in outside service costs.
YTD 2024 vs. YTD 2023
Operating expenses for the wholesale marketing and terminalling segment decreased by $2.9 million, or 21.6%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven primarily by a decrease in outside service costs.

EBITDA
Q3 2024 vs. Q3 2023
EBITDA decreased by $7.9 million, or 28.0%, in the third quarter of 2024 compared to the third quarter of 2023, driven primarily by the following:
•a decline in wholesale margins partially due to lower RINs prices; and
•lower revenue related to sales-type lease accounting.
YTD 2024 vs. YTD 2023
EBITDA decreased by $2.3 million, or 3.0%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the following:
•a decline in wholesale margins partially due to lower RINs prices;
•lower revenue related to sales-type lease accounting; and
•partially offset by an increase in terminalling utilization.

43 |

Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and nine months ended September 30, 2024 and 2023:

Storage and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$25,605	$33,889	$98,912	$107,520
Cost of materials and other	$13,588	$14,245	$41,951	$50,182
Operating expenses (excluding depreciation and amortization)	$4,731	$3,098	$14,286	$12,763
Segment EBITDA	$7,526	$17,914	$42,405	$46,316

Operation comparison of the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Net Revenues
Q3 2024 vs. Q3 2023
Net revenues for the storage and transportation segment decreased by $8.3 million, or 24.4%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to recording certain storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.
YTD 2024 vs. YTD 2023
Net revenues for the storage and transportation segment decreased by $8.6 million, or 8.0%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to recording certain storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

Cost of Materials and Other
Q3 2024 vs. Q3 2023
Cost of materials and other for the storage and transportation segment decreased by $0.7 million, or 4.6%, in the third quarter of 2024 compared to the third quarter of 2023 primarily due to decrease in trucking activity.
YTD 2024 vs. YTD 2023
Cost of materials and other for the storage and transportation segment decreased by $8.2 million, or 16.4%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decrease in trucking activity.

Operating Expenses
Q3 2024 vs. Q3 2023
Operating expenses for the storage and transportation segment increased by $1.6 million, or 52.7%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to an increase in contract services.
YTD 2024 vs. YTD 2023
Operating expenses for the storage and transportation segment increased by $1.5 million, or 11.9%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in contract services.

EBITDA
Q3 2024 vs. Q3 2023
EBITDA decreased by $10.4 million, or 58.0%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to decrease in revenue related to sales-type lease accounting and an increase in outside services.

44 |

YTD 2024 vs. YTD 2023
EBITDA decreased by $3.9 million, or 8.4%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to decrease in revenue associated with sales-type lease accounting and lower cost associated with decrease in trucking activity.

45 |

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
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At September 30, 2024, our total liquidity amounted to $702.4 million comprised of $695.1 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 6 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q), and $7.3 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On October 29, 2024, the board of directors of our general partner declared a distribution of 1.100 per common unit (the "Distribution"), which equates to an estimated amount of approximately $51.5 million per quarter, or approximately $206.1 million per year, based on the number of common units outstanding as of September 30, 2024. The Distribution will be paid on November 14, 2024 to common unitholders of record on November 8, 2024 and represents a 5.3% increase over the third quarter 2023 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

46 |

The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024 (1)	$1.100	$51,513
(1) On October 29, 2024, the board of directors of our general partner declared this quarterly cash distribution, payable on November 14, 2024, to unitholders of record on November 8, 2024. The total cash distribution was estimated based on the number of common units outstanding as of September 30, 2024.

Equity Offerings
On October 10, 2024, we completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.3 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $6.6 million.
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
Cash Flows
The following table sets forth a summary of our condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$156,441	$110,630
Net cash used in investing activities	(314,528)	(55,634)
Net cash provided by (used in) financing activities	161,649	(58,784)
Net increase (decrease) in cash and cash equivalents	$3,562	$(3,788)

Operating Activities
Net cash provided by operating activities increased by $45.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The cash receipts from customer activities decreased by $28.4 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $75.7 million. In addition, cash dividends received from equity method investments increased by $4.2 million and cash paid for debt interest increased by $5.7 million.
Investing Activities
Net cash used in investing activities increased by $258.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to acquisition of W2W investment for $83.9 million, H2O Acquisition for $159.5 million, increase of $24.4 million in purchases of property, plant and equipment primarily associated with growth projects in our gathering and processing segment, and a $9.2 million increase in proceeds from sale of property, plant and equipment predominantly due to $8.3 million of condemnation proceeds received from eminent domain proceedings in Texas in the current period.
Financing Activities
Net cash provided by financing activities increased by $220.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily driven by increase in net proceeds from term loans of $539.0 million due to issuance of 2029 Notes net of the extinguishment of 2025 Notes and term facility, partially offset by net payments under our revolving credit facility which increased by $416.3 million due to paydown in conjunction with the issuance of the 2029 Notes. Additionally contributing to this increase was an increase of $132.2 million due to proceeds from the equity issuance in March 2024. Partially offsetting these increases was an increase in deferred financing costs paid of $16.5 million associated with the 2029 Note issuances, an increase in distributions paid of $13.7 million and a $6.2 million increase in payments on other financing arrangements.

47 |

Debt Overview
As of September 30, 2024, we had total indebtedness of $1,904.9 million. The increase of $193.2 million in our long-term debt balance compared to the balance at December 31, 2023 resulted from the issuance of the 2029 Notes during the nine months ended September 30, 2024, which was partially offset by the payments under the DKL Credit Facility and the 2025 Notes. As of September 30, 2024, our total indebtedness consisted of:
•An aggregate principal amount of $454.9 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 7.70%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.38%.
•An aggregate principal amount of $1,050.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.90%.
We believe we were in compliance with the covenants in all debt facilities as of September 30, 2024. See Note 6 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for a complete discussion of our third-party indebtedness.
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

48 |

The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the nine months ended September 30, 2024:

(in thousands)	Full Year 2024 Forecast (1)	Nine Months Ended September 30, 2024 (1)
Gathering and Processing
Regulatory	$750	$—
Sustaining	3,900	1,292
Growth	49,500	29,468
Gathering and Processing Segment Total	$54,150	$30,760
Wholesale Marketing and Terminalling
Regulatory	$3,300	$406
Sustaining	2,379	817
Growth	—	—
Wholesale Marketing and Terminalling Segment Total	$5,679	$1,223
Storage and Transportation
Regulatory	$1,500	$688
Sustaining	8,500	4,479
Growth	—	—
Storage and Transportation Segment Total	$10,000	$5,167
Total Capital Spending	$69,829	$37,150
(1) Excludes an estimated $90 million to $100 million and actual 2024 capital spending of $53.4 million related to the new gas processing plan. Refer to 'Other 2024 Developments' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q for further information.

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $454.9 million as of September 30, 2024. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2024 would be to change interest expense by approximately $4.5 million.
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

49 |

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
We acquired H2O Midstream effective September 11, 2024, and have included the operating results and assets and liabilities of H2O Midstream in our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q as of September 30, 2024. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Partnership’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream. We are currently in the process of integrating the H2O Midstream operations, control processes and information systems into our systems and control environment.
Other than the acquisition of H2O Midstream, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

50 |

Other Information
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 11 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information.

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

51 |

Legal Proceedings & Disclosures
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On September 3, 2024, Reuven Spiegel, our Executive Vice President and Chief Financial Officer, terminated his Rule 10b5-1 stock trading plan, which was adopted on August 10, 2023.
Appointment of Chief Financial Officer
On November 6, 2024, the board of directors of our general partner determined that Mark Hobbs will succeed Reuven Spiegel as the Partnership’s Executive Vice President and Chief Financial Officer, effective as of March 1, 2025. Mr. Spiegel will transition to the role of Executive Vice President, Special Projects at that time.
Mr. Hobbs, age 54, has been serving as Delek Holdings’ Executive Vice President Corporate Development since October 2022. Prior to joining Delek Holdings, he was a Managing Director in investment banking at Citigroup serving as Global Head of Downstream sector coverage since 2011 and as a member of the Clean Energy Transition group since 2021. From 2004 through 2011, Mr. Hobbs was a member of the Global Energy Group at UBS based in Houston and in London from 2009 until 2011 as Head of Europe, Middle East, and Africa energy coverage. Mr. Hobbs was previously an energy investment banker in Houston with both Morgan Stanley and CS First Boston. Mr. Hobbs holds an undergraduate degree from the University of Texas at Austin and an MBA from Columbia Business School in New York.
There are no transactions between Mr. Hobbs and the Partnership that would be reportable under Item 404(a) of Regulation S K.
For additional information regarding changes in the employment arrangements of certain executive officers of Delek Holdings, some of whom are also executive officers of the Partnership, please see Item 5, “Other Information” in Part II of Delek Holdings' Quarterly Report on Form 10-Q filed with the SEC on November 7, 2024, which information is incorporated herein by reference.

52 |

Legal Proceedings & Disclosures

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1
Contribution Agreement dated August 5, 2024, between Delek US Energy, Inc. and Delek Logistics Partners, LP, (incorporated by reference to Exhibit 2.1 to Delek Logistics Partners, LP’s Current Report on Form 10-Q filed on August 7, 2024).

2.2
Purchase and Sale Agreement, dated as of August 2, 2024, by and between H2O Midstream Holdings, LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 2.1 to Delek Logistics Partners, LP’s Current Report on Form 8-K filed on August 7, 2024).

3.1
Third Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP dated September 11, 2024 (incorporated by reference to Exhibit 3.1 to Delek Logistics Partners, LP’s Current Report on Form 8-K filed on September 13, 2024).

4.1
First Supplemental Indenture, dated as of April 17, 2024, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Delek Logistics Partners, LP's Current Report on Form 8-K filed on April 17, 2024).

4.2
Second Supplemental Indenture, dated as of August 16, 2024, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Delek Logistics Partners, LP’s Current Report on Form 8-K filed on August 16, 2024).

10.1
Registration Rights Agreement, dated September 11, 2024, by and between H2O Midstream Holdings, LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 10.1 to Delek Logistics Partners, LP’s Current Report on Form 8-K filed on September 13, 2024).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

53 |

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

Dated: November 7, 2024

54 |