Form 10-K
period 2024-12-31
Delek Logistics Partners, LP
filed 2025-02-26
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 28, 2024 was approximately $505,585,160, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 20, 2025, there were 53,667,523 common limited partner units.
Documents incorporated by reference: None

Table of Contents
Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2024

2 |

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
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements that refer to the acquisition of H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H20 Midstream") (the "H2O Midstream Acquisition") and the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, including as the same may be impacted by the on-going war between Russia and Ukraine (the "Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
Available Information
Our corporate headquarters are located at 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027. Our phone number is 615-771-6701. Our Internet website address is www.DelekLogistics.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission (“SEC”) and are available on our Internet website in the “Resources” section, free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Corporate Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors’ committees in the “Corporate Governance” section of our website. We will provide any of these documents to any stockholder that makes a written request to the Corporate Secretary, Delek Logistics, GP, LLC, general partner of Delek Logistics Partners, LP, 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027.

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

NASHVILLE
BRENTWOOD
MEMPHIS
CUSHING
WOODFORD BASIN
LITTLE ROCK
PERMAIN BASIN
RED RIVER
EL DORADO
MID VALLEY
DDG
BIG SPRING
BASIN
ARP STATION
BKEP
LONGVIEW
NETTLETON STATION
CADDO
TUSCON
RIO
DALLAS
WEST TEXAS GULF
LOLA
EL PASO
TYLER
WINK TO WEBSTER
PALINE
MILLENNIUM
ST. JAMES
SAN ANGELO
KROTZ SPRINGS
AMDEL
NEW ORLEANS
BEAUMONT
FREEPORT
EAGLE FORD BASIN
DELEK REFINERIES
DKL TERMINAL
DKL - CRUDE/GAS LOCATIONS
DELEK ASPHALT TERMINAL
DELEK RENEWABLES
THIRD-PARTY TERMINAL
DKL CRUDE PIPELINE
DKL JOINT VENTURE CRUDE PIPELINES
THIRD-PARTY CRUDE PIPELINES
THIRD-PARTY PRODUCT PIPELINES
LONGVIEW, TEXAS
CORPORATE HEADQUARTERS
H20 MIDSTREAM
GRAVITY

6 |

Business and Properties

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
Approximately 2,204 miles of crude and refined product pipeline (1)
Approximately 10.0 million barrels of active shell capacity
Approximately 310 MBbl/d of water disposal capacity
Approximately 945 MBbl/d of operations capacity
Approximately 88 MMcf/d of gas processing capacity

 9 light product distribution terminals
Approximately 0.9 million barrels active shell capacity
Sales of wholesale products in the West Texas market.
Marketing services to certain Delek Holdings refining operations.
Tanks, offloading facilities and trucks and ancillary assets. 8 tanks with approximately 0.3 million barrels active shell capacity at the North Little Rock terminal. 161 tractors and 306 trailers
Crude oil pipeline joint ventures:
Andeavor Logistics Rio Pipeline LLC ("Andeavor Logistics")
Caddo Pipeline LLC ("CP LLC")
Red River Pipeline Company LLC ("Red River")
Wink to Webster Holdings, LLC ("W2W Holdings")

(1)    Includes approximately 240 miles of leased capacity and 489 miles of decommissioned gathering system pipeline.
Ownership Structure
Delek Logistics Partners, LP is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The following chart illustrates the Partnership's current structure, which reflects the issuance of 2,175,209 common limited partner units on January 2, 2025, in connection with the closing of the Gravity Acquisition:

7 |

Business and Properties

Our Vision
Our core vision is to be a full suite (crude, gas and water) service provider to the Partnership's customers in the Permian basin. We are in the most prolific part of the Permian Basin and we will continue to take advantage of the multiple growth opportunities we continue to see in our operating regions. While the oil and gas macroeconomic environment continues to be dynamic, we believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the environmental, social and governance ("ESG") movement. Accordingly, it is critical that we understand not only our current ESG positioning in the market, but also that we integrate a broader sustainability view to all of our activities, both operational and strategic. For these reasons, in partnership with our sponsor Delek Holdings, we have developed a Long-Term Sustainability Framework, representing a continuously evolving foundation out of which we identify our strategic objectives and initiatives, which collectively form our Long-term Sustainability Strategy for 2025.
Long-Term Sustainability Framework: Overarching Objectives
Our Long-Term Sustainability Framework is simply a lens with which to view our strategic objectives, built upon the bedrock of our core values. As discussed above, we expect that our Long-Term Sustainability Framework will involve iterative, living evolution as we transform as a company. That said, certain fundamental principles are foundational, and direct us as we develop our guiding objectives. With that in mind, we have identified the following overarching objectives:
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

8 |

Business and Properties

Core Strategy
The Partnership is positioned to be a full-suite service provider, delivering crude, gas, and water solutions to our customers in the Permian Basin. We are also well positioned to take advantage of several attractive growth opportunities we are currently seeing in the Midland and Delaware basins. We are continuing to strengthen our offering in the Midland basin through the acquisitions of H2O Midstream and Gravity. On the Delaware side, our gas processing plant expansion, including adding acid gas injection ("AGI") and sour gas treating capabilities, are setting us up for multiple years of growth in the basin. These growth opportunities will continue to support our strong distribution growth while maintaining a healthy distributable cash flow coverage and leverage ratios.
As producers continue to ramp up production within the prime acreage of the Permian, the Partnership is well positioned to continue to add value through our gathering and processing services, including crude, natural gas and water. Our positioning allows our customers the ability to control quality and add optionality to place barrels in a variety of markets. Additionally, through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the entire system.
We have a history of successful acquisitions that have added value to our business model and recurring cash flows while simultaneously strengthening our balance sheet. Here are some of our most significant transactions in recent years, all of which continue to have a lasting and important impact on our strategic positioning and long-term value proposition:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price
March 1, 2018	Acquired from Delek Holdings, Big Spring Logistics Assets (the "Big Spring Asset Acquisition"). The Big Spring Asset Acquisition was considered a transaction between entities under common control.	Delek Holdings	$171 million
March 31, 2020	Acquired from Delek Holdings, a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Midland Gathering Assets," formerly referred to as the "Permian Gathering Assets"), and certain related assets, such transaction the "Midland Gathering Assets Acquisition" (formerly referred to as the "Permian Gathering Assets Acquisition"). The Midland Gathering Assets are recorded in our gathering and processing segment.	Delek Holdings	$100 million and 5.0 million common limited partner units
May 1, 2020	Acquired Delek Trucking, LLC consisting of certain leased and owned tractors and trailers and related assets (the "Trucking Assets") from Delek Holdings, such transaction the "Trucking Assets Acquisition." The Trucking Assets are recorded in our transportation segment and include approximately 150 trucks and trailers. The Trucking Assets Acquisition was considered a transaction between entities under common control.	Delek Holdings	$48 million
June 1, 2022	Acquired 100% of the limited liability company interests in 3 Bear from 3 Bear Energy – New Mexico LLC, related to crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, which enhanced our third party revenues, further diversified of our customer and product mix and, expanded our footprint into the Delaware basin.	3 Bear Energy – New Mexico LLC	$628.3 million
August 5, 2024 (1)	Acquired from Delek Holdings, 50% equity interest in W2W Holdings. W2W Holdings includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC ("Wink to Webster"), and related joint venture indebtedness. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations.	Delek Holdings	$83.9 million cash, forgiveness of a $60.0 million receivable from Delek Holdings and 2.3 of common limited partner units
September 11, 2024 (1)	Acquired 100% limited liability interest in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H20 Midstream"), related to water disposal and recycling operations in the Midland Basin in Texas, which supports our core strategy of providing a full midstream service solution to our existing and third-party customers in the Permian Basin.	H2O Midstream Holdings, LLC	$160 million and $70 million convertible preferred redeemable equity
January 2, 2025	Acquired 100% of the limited liability company interest in Gravity Water Intermediate Holdings LLC ("Gravity"), related to water disposal and recycling operations in the Permian Basin and the Bakken, which provides a strong opportunity for integrated crude and water services to our costumers.	Gravity Water Holdings LLC	$209.3 million and ~2.175 million common limited partner units
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

Gathering and Processing
Overview
The operational assets in our gathering and processing segment, include the Midland Gathering Assets, the Delaware Gathering Assets, Midland Water Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serve Delek Holdings refining needs throughout the Midland Basin. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Our Midland Water Gathering Assets support our water and recycling operations primarily in the Midland Basin in Texas. The Midland Water Gathering Assets consist of assets acquired in H2O Midstream and Gravity Midstream acquisitions. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products' logistics services in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. We do not take ownership of the products or crude oil in providing these services; therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.
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
•Pipeline throughput fees - comprised of fees to customers, generally based on throughput or other relevant volumetric measures, for transporting crude oil and refined products via our pipeline assets. A substantial majority of these revenues are derived from commercial agreements with Delek Holdings with initial terms ranging from five to ten years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. These commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which provides protection from market volatility related to commodity prices. The majority of our commercial agreements with Delek Holdings are deemed to be leases.
Competition
The Permian Basin has been one of the most prolific oil and gas producing regions in the U.S. It is fed by the remnants of a prehistoric seabed containing organic deposits and forming one of the thickest hydrocarbon structures in the world. It consists of three sub-regions: the Delaware Basin, which is the deepest of the Permian sub-basins and is located in the western section located in New Mexico and Texas, the Midland Basin which has been an active drilling region since the 1940s and is located in the eastern part of the Permian in Texas, and the Central Basin Platform which lies between the Delaware and Midland. The Permian Basin wells produce not only oil and gas, but also large volumes of salt water, resulting in an ancillary industry surrounding water disposal and transportation.
We primarily operate our gathering and processing operations in the Delaware and Midland Basins within the overall Permian Basin, with our Delaware operations focused on crude and gas gathering as well as gas and water processing and primarily services third-party customers, and our Midland activities focused on crude gathering and transportation which ultimately services the refineries of Delek Holdings, our largest customer, as well as water processing primarily servicing third-party customers.

11 |

Business and Properties

With respect to our Delaware Basin Gathering and Processing operations, competition is impacted by the prevalence of other midstream companies in the region with gathering lines, compression facilities, processing plants, and storage and transportation capabilities. Additionally, the demand for gathering and processing activities is dependent upon oil and gas production in the area. Because virtually all of our business in the Delaware Basin is third-party, our competitive position is dependent upon our ability to develop relationships with producers, to provide an integrated gathering and processing asset infrastructure, including rights-of-way, that allows us to demonstrate the breadth, quality, and relevance of our gathering and processing service offerings, and to secure strategic long-term contracts with those producers. We have a customer base that is continuing to grow based on our success in these areas, and where our contract portfolio is comprised of long-term renewable contracts, often with minimum volume commitments and dedicated acreage which further contributes to the long-term stability of those associated cash flows.
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
Midland Gathering Assets
The Midland Gathering System is a system of pipelines that primarily gathers and transports crude oil, located primarily near the Big Spring Refinery in Texas, which provide access to hydrocarbons directly from wellheads located in the Midland Basin. These assets consist of approximately 240 miles of gathering assets, approximately 65 tank battery connections, terminals with total storage capacity of approximately 400,000 barrels and applicable rights-of-way assets.
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
(1) Million cubic feet ("MMcf") per day ("MMcf/d")
(2) Thousand barrels ("MBbl") per day ("MBbl/d")

12 |

Business and Properties

Midland Water Gathering Assets
The Midland water gathering assets consists of water disposal and recycling operations primarily in the Midland Basin. These assets include the following:

H2O Midstream
approximately 101,451 dedicated acres
approximately 262 miles of pipeline
337 MBbl/d peak gathered volumes
approximately 245 MBbl/d of operational capacity
approximately 110 MBbl/d of interconnected disposal capacity

Gravity
approximately 225,000 dedicated acres
approximately 232 miles of produced water gathering lines
approximately 65 miles of fresh water supply pipelines
approximately 700 MBbl/d of operational capacity
approximately 1,015 MBbl/d of permitted capacity
Pipeline Assets

Pipeline, Diameter (inches)	Length (miles)	Throughput Capacity (bpd)	Commodity	Associated Refinery	Origin/Termination Point	Third-Party System Connections
El Dorado Assets
Magnolia Pipeline, 12 and 16 (1)	77	68,500	crude oil	El Dorado	Shreveport, LA to Magnolia, AR	ETP/ExxonMobil's LOLA System
Magnolia Station (2)	N/A	N/A	crude oil	El Dorado	N/A	N/A
El Dorado Pipeline, 12 (3)	31	75,000	crude oil	El Dorado	Magnolia Station to Delek Holdings' Sandhill Station	N/A
Refined Products Pipeline System (4)
12- inch diesel pipeline	8	N/A	diesel	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
10-inch gasoline pipeline	8	N/A	gasoline	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
Paline Pipeline System (5)
Longview to Nederland Pipeline, 10 (6)	195	42,000	crude oil	N/A	Longview, TX to the Phillips 66-operated Beaumont terminal in Nederland, TX	N/A
East Texas Crude Logistics System
Nettleton Pipeline, 8 and 10	36	25,000	crude oil	Tyler	Tank Farms in Longview, TX to (a) Bullard Junction at the Tyler Refinery, and (b) our other tank farms in Longview, TX	N/A
McMurrey Pipeline System, 6, 8 and 12	59	24,000	crude oil	N/A	Tank Farms in Longview, TX, runs roughly parallel to the Nettleton Pipeline	N/A
Tyler Assets (7)
Tyler-Big Sandy Product Pipeline, 8 (8)	32	30,000	refined product	Tyler	Tyler Refinery to Big Sandy Station	N/A
Big Spring Logistics Assets (9)
Refined Product Pipeline, 6	40	20,000 (10)	refined product	Big Spring	Big Spring, TX to Midland, TX	N/A
Crude oil gathering system	240	250,000	crude oil	Big Spring	N/A	N/A
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

13 |

Business and Properties

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
(10) The Partnership leases the capacity on this pipeline to Delek Holdings' Big Spring refinery for an annual fee of $1.2 million annually.

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
East Texas Crude Logistics System
Our East Texas Crude Logistics System includes five owned or leased crude oil storage terminals, at which we store crude oil owned by Delek Holdings for the Tyler Refinery. The following table summarizes information with respect to these terminals:

Terminal	Number of Tanks	Active Shell Capacity (barrels)	Shell capacity not in service (barrels)
LaGloria Station	2	450,000	N/A
Nettleton Station (1)	3	165,000	N/A
Bradford Station (1)	2	N/A	65,000
Arp Station	2	55,000	55,000
Big Sandy Station	6	176,000	N/A
(1) The Nettleton Station and the Bradford Station are located on properties that are owned by third parties in which we have leasehold interests.

We have a pipelines and tankage agreement with Delek Holdings to provide throughput on the East Texas Crude Logistics System. Delek Holdings has a 5-year agreement, with third parties to transport a substantial majority of the Tyler Refinery’s crude oil requirements on this pipeline system. As a result of the third parties' ability to transport crude oil on the pipeline system directly to the Tyler Refinery, the crude oil supplied through the Nettleton and McMurrey Pipelines is generally below the minimum aggregate throughput requirements of our pipelines and tankage agreement with Delek Holdings. However, under its commercial agreement with us, Delek Holdings is required to pay us throughput fees in an amount equal to the fees it would pay were we to throughput 35,000 bpd, based on the per barrel fees in our agreement. The current term of this agreement expires in June 2036.

14 |

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
Pursuant to separate exclusive marketing agreements with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke) to various customers in return for a marketing fee. The current terms of the agreement for services provided with respect to products produced at the Tyler Refinery expire in 2026. As a result, we do not believe that we will face significant competition for these services from third parties. In addition, as a result of our physical integration with the Tyler Refinery, and our contractual relationships with Delek Holdings related to the Tyler refinery, we do not believe that we will face significant competition for the storage or throughput of intermediate or refined products at the refinery, particularly during the term of our agreement with Delek Holdings. Delek Holdings' Tyler Refinery is the only full-range product supplier within 100 miles; therefore, we believe their location gives the refineries a natural advantage over more distant competitors. However, should Delek Holdings' wholesale customers reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell under the aforementioned agreements could decrease below the minimum volume commitment under the contract.
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
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information. The tables below show the operating results for the wholesale marketing and terminalling segment. For the years ended December 31, 2024, 2023 and 2022, we present the results for the period during which we owned the relevant assets, as delineated in any notes accompanying the tables.
Wholesale Marketing
East Texas
Pursuant to a marketing agreement with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

15 |

Business and Properties

West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to Delek Holdings and third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas.
We own approximately 100 miles of product pipelines in West Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. We purchase products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings shipped product that was produced at the Big Spring Refinery. We completed constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that allows Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2024 at the Abilene and San Angelo terminals associated with our marketing activities. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."

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
The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2024.

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

16 |

Business and Properties

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
Other Transportation Assets
We own assets or lease capacity on assets that are used to support Delek Holdings' refineries or that are used in our operations but may not be adjacent to or directly on the properties owned by such refineries. These include tankage assets and trucking assets listed below:
•eight tanks with an aggregate active shell capacity of approximately 257,000 barrels at a terminal in North Little Rock, Arkansas; and
•161 tractors and 306 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties.
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

Investments in Pipeline Joint Ventures
Overview
The Partnership owns a portion of four joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets primarily in the Permian Basin and Gulf Coast regions and with strategic connections to Cushing, Midland and connections from Wink, Texas to Webster, Texas and other key exchange points, which provide crude oil and refined product pipeline transportation to third parties and subsidiaries of Delek Holdings.

17 |

Business and Properties

Our investments in pipeline joint ventures include the following:

JV Name	Ownership Interest	Description
Andeavor Logistics	33%	Joint venture that operates a 109-mile crude oil pipeline with a capacity of 145,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas (the "Rio Pipeline")
CP LLC	50%	Joint venture that operates an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area (the "Caddo Pipeline")
Red River	33%	Joint venture that operates a 350-mile crude oil pipeline with a capacity of 235,000 bpd, between Oklahoma and Texas (the "Red River Pipeline")
W2W Holdings	50%
Joint Venture that owns our 15.6% indirect interest in Wink to Webster, which operates a 650-mile crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Texas Gulf Coast

Revenue Streams and Customers
We do not directly earn revenues from our joint venture investments. Rather, we earn income (loss) from the equity method investment, which is inclusive of our proportionate share of net income (loss) of the joint venture for each period. These pipelines serve numerous customers and generally charge spot or contractual rates pursuant to FERC regulations.
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

18 |

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
On August 5, 2024, the Partnership amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. These amendments required the embedded leases within these agreements to be reassessed under ASC 842. As a result, certain leases were reclassified from operating leases to sales-type leases (see Note 16 for further information on sales-type leases). These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at Delek Holdings' option and were effective as of July 1, 2024. Certain of these contracts had rate adjustments to be phased in over 2025 and 2026.
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
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2025.
We executed a series of agreements, effective January 1, 2022, with DK Trading & Supply, LLC (“DKT&S”) and Alon Refining Krotz Springs, Inc. whereby the Partnership will operate and maintain a facility, located within the Krotz Springs, Louisiana refinery, to process slurry for DKT&S. Using a process that incorporates horizontal and vertical centrifuges, we will remove metals, ash, and other solids from the slurry. The clarified product can then be sold to DKT&S or one of its affiliates. As consideration for the processing services, we will receive a fixed rate per barrel processing fee in addition to a margin-based payment. The Partnership and DKT&S have agreed to a minimum delivery commitment volume to be processed in the facility. This agreement was terminated on December 31, 2024.

19 |

Business and Properties

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
Delek Holdings' Crude Oil and Refined Products Intermediation Agreement
Pursuant to financing arrangements between Delek Holdings and its subsidiaries, Lion Oil Company, LLC, DK Trading & Supply, LLC and Alon USA, LP (all hereinafter referred to together as "Delek Holdings"), to which we are not a party, and Citigroup Energy ("Citi"), Delek Holdings assigned to Citi certain of its rights under our specific terminalling agreements, pipelines, storage and throughput facilities agreements, and asphalt services agreements. This is a financing arrangement for Delek Holdings whereby Citi holds crude oil and product for Delek Holdings. Citi retains these storage and transportation rights for the term of the financing arrangement, which currently expires on January 31, 2027.
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the Delek Holdings' Inventory Intermediation Agreement.
Major Customers
We are dependent upon Delek Holdings as our primary customer, and the loss of Delek Holdings as a customer would have a material adverse effect on our operating segments. We derive a majority of our revenue from fee-based commercial agreements with Delek Holdings or as a direct result of its operations. For more information pertaining to these agreements, see "Commercial Agreements." Delek Holdings, directly or indirectly, accounted for 55.0%, 55.3% and 46.3% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Our other customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.
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

20 |

Business and Properties

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

21 |

Business and Properties

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

22 |

Business and Properties

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
Releases of hydrocarbons or hazardous substances into the environment may, to the extent the event is not insured, or is not a reimbursable event under the Omnibus Agreement, subject us to substantial expenses, including costs to respond to, contain and remediate a release, to comply with applicable laws and regulations and to resolve claims by federal, state, or local authorities under applicable laws or permits or third parties for personal injury, property damage or natural resources damages. See "Hazardous Substances and Waste" below for additional information on regulations pertaining to releases into the environment. These impacts may directly and indirectly affect our business. We cannot currently determine the amounts of such future impacts. See Note 15 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of commitments and contingencies related to crude oil releases.
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

23 |

Business and Properties

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

24 |

Business and Properties

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
In February 2025, the U.S. announced the imposition of tariffs on imports from several U.S. trade partners and could announce additional tariffs in future periods. There is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on us, our suppliers and our customers. The financial impacts of the tariffs on our results of operations and financial condition remain uncertain at the time of filing this report.
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
On September 11, 2024, we completed the H2O Midstream Acquisition and on January 2, 2025, we completed the Gravity Acquisition, which has required management to devote significant attention and resources to integrating these operations with our business. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the H2O Midstream or Gravity business into our business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the acquisition;

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
•performance shortfalls at either or both of our existing businesses or the acquired business as a result of the diversion of management's attention caused by completing the acquisition and integration of operations into the Partnership; and
•the disruption or loss in momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
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

30 |

Risk Factors
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

36 |

Risk Factors
Restrictions in our revolving credit facility and in the respective indentures governing the 2028 Notes and 2029 Notes could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our revolving credit facility and the respective indentures governing the 2028 Notes and 2029 Notes (as defined in Note 10 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could limit our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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
Similarly, the respective indentures governing the 2028 Notes and 2029 Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) make distributions, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose or assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates.
The provisions of our revolving credit facility and of the respective indentures governing the 2028 Notes and 2029 Notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the indentures governing the 2028 Notes and 2029 Notes could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest and certain other indebtedness and other outstanding amounts, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under the revolving credit facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The revolving credit facility and the respective indentures governing the 2028 Notes and 2029 Notes also have cross-default provisions that would apply to certain other indebtedness we may have.
Our debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2024, we had approximately $1,885.4 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the respective indentures governing the 2028 Notes and 2029 Notes. Our level of debt could have important consequences to us, including the following:
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
Fixed rate debt, such as the 2028 Notes and 2029 Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates.

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
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. At the international level, in April 2016, the U.S. became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. After beginning the process to withdraw from participation in the Paris Agreement in 2017, in 2021 the U.S. rejoined the Paris Agreement. On January 20, 2025, the U.S. again began the process to withdraw from participating in the Paris Agreement. The adoption and implementation of new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
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
The EPA finalized new regulations under the New Source Performance Standards (NSPS) OOOOa, OOOOb and OOOOc in March 2024 to expand and strengthen emissions reduction requirements for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. Compliance costs are not expected to be material. The BLM has also asserted regulatory authority over aspects of the hydraulic fracturing process and issued a final rule in March 2015 that established more stringent standards for performing hydraulic fracturing on federal and Indian lands, including requirements relating to well construction and integrity, handling of wastewater and chemical disclosure. However, in December 2017, the BLM published a final rule rescinding the 2015 rule and the U.S. District Court for the Northern District of California upheld the December 2017 rescission rule in a March 2020 decision.
Further, several federal governmental agencies have conducted reviews and studies on the environmental aspects of hydraulic fracturing, including the EPA. The results of such reviews or studies could spur initiatives to further regulate hydraulic fracturing.

42 |

Risk Factors
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
These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. More recently there has also been growing opposition to ESG matters from U.S. federal, state and local governments, with the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in additional compliance obligations, litigation risks, and governmental investigations or enforcement actions, which could impact how we conduct our operations or result in reputational harm. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations. The increasing attention to ESG activities and a shift by consumers to more fuel-efficient or alternative fuel vehicles could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our common limited partner unit price and access to capital markets. Additionally, increased attention may increase opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. In addition to litigation such opposition may take the form of organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets or other actions designed to prevent, disrupt or delay the development, operation, or maintenance of our assets and business.
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

43 |

Risk Factors
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
We rely on information technology across our operations, including in the monitoring of the movement of petroleum through our pipelines and terminals and in various other processes and transactions. We also utilize information technology systems and controls, some of which include embedded artificial intelligence ("AI"), throughout our operations to capture accounting, technical and regulatory data for subsequent archiving, analysis and reporting. Disruption, failure, or cyber security breaches affecting or targeting our computer or telecommunications systems, our infrastructure, or the infrastructure of our cloud-based IT service providers may materially impact our business and operations. A failure of these systems, whether due to power loss, unsuccessful transition to upgraded or replacement systems, unauthorized access or other cyber breach or attack could result in disruption to our business operations, access to or disclosure or loss of data and/or proprietary information, personal injuries and environmental damage, any of which could have an adverse effect on our business, reputation, and effectiveness. We could also be subject to resulting investigation and remediation costs, as well as regulatory enforcement, private litigation and related costs, any of which could have a material adverse impact on our cash flow and results of operations. Furthermore, public disclosure of any such event could result in negative publicity and a loss of investor confidence, which could have a negative impact on the trading price of our common units.
We rely on commercially available systems, software, tools and monitoring, which may also include embedded AI, to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information. Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not, to our knowledge, resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, work trends change such as the increase in remote work, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Additionally, our use of AI software may create additional risks related to the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information. We could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience

44 |

Risk Factors
damage to our reputation or a loss of consumer confidence, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.
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
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 20, 2025, Delek Holdings owned 63.6% of our outstanding common limited partner units.
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
As of February 20, 2025, Delek Holdings held 34,111,278 common limited partner units. In addition, we have agreed to provide Delek Holdings with certain registration rights on a portion of these units. We have filed a shelf registration statement with the SEC for the re-sale or other disposition from time to time by Delek Holdings of up to 13.6 million common limited partner units. We will not receive any proceeds from the sale of these units by Delek Holdings. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 85% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. The ownership threshold will drop to 80% automatically if the ownership of common units by our general partner and its affiliates falls below 77% of the outstanding common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 20, 2025, Delek Holdings owned 34,111,278 common limited partner units, or 63.6% of our total outstanding common limited partner units.
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

55 |

Unresolved Staff Comments, Cybersecurity Related Matters, Legal Proceedings and Mine Safety Disclosures
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
We maintain and continually enhance a comprehensive, risk-based cybersecurity program aimed at safeguarding our data, along with the data of our customers and partners. The identification, assessment, and management of cyber risks fall under our Enterprise Risk Management (“ERM”) program, overseen by the board of directors of our general partner. Our Chief Technology & Data Officer/Chief Information Officer holds overall responsibility for IT, OT, and cybersecurity. The Partnership follows well-organized cybersecurity frameworks with a Chief Information Security Officer dedicated to overseeing cybersecurity initiatives throughout the entire enterprise.
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
Recognizing that humans are often the most vulnerable element of even the most secure computer architectures, The Partnership upholds a robust mandatory security awareness program, including required training and phishing campaigns for our employees. The Partnership also conducts monthly reviews of global cybersecurity incidents to ensure that appropriate mitigation measures are in place to guard against similar threats. The Partnership is committed to enhancing its organizational resilience through a multiyear, comprehensive incident response tabletop drill program. Building upon the success of the drill conducted in 2024 and previous years, we remain committed to continuous improvement and proactive preparedness in addressing potential challenges and effectively managing incidents.
The Partnership has not experienced a significant cybersecurity breach or associated expenses, penalties, or settlements for years ended December 31, 2024, 2023 and 2022. The Partnership continuously assesses and enhances the confidentiality, integrity, and availability of our IT and OT assets.
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

56 |

Unresolved Staff Comments, Cybersecurity Related Matters, Legal Proceedings and Mine Safety Disclosures

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
Drives and implements cybersecurity strategies, programs, and plans across the organization led by Chief Technology Officer

In overseeing cybersecurity risks, the Board of Directors follows the principles identified by the National Association of Corporate Directors in the oversight of cybersecurity risks. Cybersecurity risks and Partnership programs are discussed with the Board of Directors by the Chief Technology & Data Officer and others. Third parties are periodically engaged in the assessment of cybersecurity, including evaluating maturity under the National Institute for Security and Technology’s and the International Society of Automation/ International Electrotechnical Commission’s cybersecurity frameworks, testing informational and operational cyber defenses, controls, and reviews of policies and procedures.
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

57 |

Unresolved Staff Comments, Cybersecurity Related Matters, Legal Proceedings and Mine Safety Disclosures
Management Oversight
Our senior leadership team is actively involved in cybersecurity governance, ensuring the highest level of oversight of cybersecurity risks. Establishing clear lines of ownership and accountability, along with regular and transparent communication among our standing Board committees, the Board of Directors and executives, is crucial for effectively handling cybersecurity risks and opportunities. Our Chief Technology & Data Officer reports to the President, dedicating a substantial amount of their efforts to ensure the safety and security of our networks and systems. Our Chief Technology & Data Officer has nearly 20 years of IT experience including areas of technology, cybersecurity, data, analytics, and digital transformation as well as being an Adjunct Lecturer at Tel-Aviv University and the Technion for Big Data Technologies, Data Science and Data Visualization. Representing the state of Israel at MIT’s CDOIQ forum. Our Chief Technology & Data Officer oversees a team of security professionals and regularly updates the Board of Directors on any potential risks and threats to the Partnership. Senior leadership including our Chief Technology & Data Officer/Chief Information Officer and the Chief Information Security Officer brief the Board on information security matters multiple times throughout the year.

ITEM 3. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 15 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated by reference in this Item 3, for additional information.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

58 |

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were three holders of record of our common units held by the public as of February 20, 2025. In addition, as of February 20, 2025, Delek Holdings and its affiliates owned 34,111,278 of our common units. See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of historic cash distributions.
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

ITEM 6. [RESERVED]

59 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
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
On September 11, 2024, the Partnership acquired 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H2O Midstream") from H2O Midstream Holdings, LLC (the “Seller"), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “H2O Midstream Acquisition”). See Note 3 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
On December 11, 2024, we entered into an agreement to acquire 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC ("Gravity") from Gravity Water Holdings LLC (the "Gravity Purchase Agreement") related to water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”). The Gravity Acquisition closed on January 2, 2025. See Note 3 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
The Partnership announces material information to the public about the Partnership, its products and services and other matters through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, the Partnership's website (www.deleklogistics.com), the investor relations section of the website (www.deleklogistics.com/overview), the news section of its website (www.deleklogistics.com/news-releases), and/or social media, including its X (formerly known as Twitter) account (@DelekLogistics). The Partnership encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Forward-Looking Statements
This Annual Report on Form 10-K (including information incorporated by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, "OPEC+") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, including the H2O Midstream and Gravity acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” "forecasts", “predicts,” "strategy", “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

60 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
•the timing and extent of changes in commodity prices and demand for refined products, and the impact of events such as the conflicts in Ukraine and the Middle East, and the global response to such conflicts, and any future public health crisis on such demand;
•the wholesale marketing margins we are able to obtain and the number of barrels of product we are able to purchase and sell in our West Texas wholesale business;
•the shift from hydrocarbon energy sources to alternative energy sources;
•the suspension, reduction or termination of Delek Holdings' or its assignees' or third-party's obligations under our commercial agreements including the duration, fees or terms thereof;
•the ability to attract and retain key personnel;
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
•the effects of existing and future laws and governmental regulations, including, but not limited to, the rules and regulations promulgated by the Federal Energy Regulatory Commission ("FERC") and state commissions and those relating to environmental protection, pipeline integrity and safety as well as current and future restrictions on commercial and economic activities in response to a public health crisis;
•the timely receipt of required government approvals and permits;
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

61 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region. A majority of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its the Tyler Refinery, the El Dorado Refinery and the Big Spring Refinery.
Business and Economic Environment Overview
During the year ended December 31, 2024, we made significant strides in our commitment to being a full suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. We successfully closed the H2O Midstream Acquisition that expands our gathering footprint in the Midland sub-basin of the Permian, and extended our product offering of wastewater processing and disposal. In addition, in January 2025, the Partnership closed the Gravity Acquisition which includes integrated full-cycle water systems in the Midland Basin, in addition to produced water gathering, and transportation assets in the Bakken, and along with our H2O Midstream Acquisition, provide a strong opportunity for integrated crude and water services to its customers.
As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as we have expanded our dedicated crude acreage in our Midland Gathering system. Additionally, in the Delaware Basin, we are expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding AGI and sour gas processing capabilities. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets.
The Partnership also acquired from Delek Holdings a joint venture with an indirect interest in the Wink to Webster Pipeline. Through our joint venture projects, we have increased our supply network to take advantage of growth opportunities in expanding markets and added additional flexibility which has delivered realized value through the Partnership system.
As a result of these efforts, the Partnership saw a $16.4 million increase in net income during the year ended December 31, 2024, as compared to the prior year period. Our EBITDA (as defined in "Non GAAP Measures" section below) decreased $23.4 million in 2024 as compared to 2023. This decrease is largely attributable to a change in classification of certain of our commercial agreements with Delek, which meet the criteria to be classified as sales-type leases. As such, certain throughput and storage fees that were previously recorded as revenue are now recorded as interest income under sales-type lease accounting. Our gathering and processing segment saw a $7.7 million increase in segment EBITDA. Our wholesale marketing and terminalling segment saw a $14.8 million decrease in segment EBITDA. Our storage and transportation segment saw a $15.5 million decrease in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures increased by $11.9 million with the acquisition of the W2W Investment from Delek Holdings. See the “Results of Operations” section below for further discussion.
The near term economic outlook still has some uncertainty with geopolitical instability and commodity market volatility. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.
See further discussion below in 'Other 2024 Developments' detailing the strategic initiatives the Partnership has implemented in order to position ourselves as a premier, full-service midstream provider in the Permian Basin. These actions not only enhance our standing in the market but also move to align us as an independent, largely third-party cash flow company with a robust growth profile.
See further discussion on macroeconomic factors and market trends, including the impact on 2024, in the ‘Market Trends’ section below.

62 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other 2024 Developments
Gravity Acquisition
On December 11, 2024, we entered into the Gravity Purchase Agreement related to water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $301.2 million. The purchase price was comprised of $209.3 million in cash and 2,175,209 of common units. Upon execution of the Gravity Purchase Agreement, we made a cash deposit of $22.8 million, recorded in other current assets on the consolidated balance sheets, which was credited to the sale upon a successful closing. The Gravity Acquisition closed on January 2, 2025.
H2O Midstream Acquisition
On September 11, 2024, the Partnership closed the H2O Midstream Acquisition, in which we acquired water disposal and recycling operations, in the Midland Basin in Texas (the "Midland Water Gathering System") for total consideration of $229.7 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness. The purchase price is comprised of approximately $159.7 million in cash and $70.0 million of preferred equity.
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
Natural Gas Plant
In the second quarter of 2024, the Partnership made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d (as defined below) and aims to meet the rising demand for natural gas in the region. We have engaged specialists to oversee the process, including permits, equipment procurement, and construction. Financial projections estimate an annual EBITDA of approximately $40 million, considering increased production, cost savings, and market conditions.
Additionally, in December 2024, the Partnership announced the development of permitted AGI capabilities at the new plant. The sour natural gas treating and acid gas injection capability is enabled by our two existing AGI well permits and amine unit currently under construction. We expect these projects will be completed in the second half of 2025.
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

63 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Equity Offerings
On March 12, 2024, the Partnership completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
On October 10, 2024, the Partnership completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.6 million and were used to redeem the Preferred Units and repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $6.6 million.

64 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 14 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Gathering and Processing
The operational assets in our gathering and processing segment consist of our pipeline assets, Midland Gathering Assets, Midland Water Gathering Assets and Delaware Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serves Delek Holdings refining needs throughout the Permian Basin. The Midland Water Gathering Assets support our water disposal and recycling operations primarily in the Midland Basin in Texas. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation mainly in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. While we do not take ownership of gas that is gathered, we sell the processed gas at a market price which we remit to the producer, net of our fees. Therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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

Investments in Pipeline Joint Ventures
The Partnership owns a portion of four joint ventures (accounted for as equity method investments) that have constructed separate crude oil pipeline systems and related ancillary assets primarily in the Permian Basin and Gulf Coast regions and with strategic connections to Cushing, Midland and connections from Wink, Texas to Webster, Texas and other key exchange points, which provide crude oil and refined product pipeline transportation to third parties and subsidiaries of Delek Holdings.

Corporate and Other
The corporate and other segment primarily consists of general and administrative expenses not allocated to a reportable segment, interest expense and depreciation and amortization. When applicable, it may also contain operating segments that are not reportable and do not meet the criteria for aggregation with any of our existing reportable segments.

65 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on providing a competitive yield and growing our distribution while maintaining healthy coverage and leverage ratios. To that end, we are focused on growing our asset base through a slew of accretive growth opportunities we are seeing in our areas of operation. We are supplementing our organic growth opportunities by accretive bolt-on acquisitions which enhance our full suite services offering to our customers. A secondary benefit of growing our contribution of third-party cash flows is to continue to increase our economic separation with our sponsor Delek USA and to progress deconsolidation.
2024 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we began 2024, we focused on the following Strategic Focus Areas:
I.Generate Stable Cash Flow
II.Focus on Growing Our Business through Acquisitions and Investments in Joint Ventures
III.Engage in Mutually Beneficial Transactions with Delek Holdings
IV.Pursue Attractive Expansion and Construction Opportunities
V.Optimize Our Existing Assets and Expand Our Customer Base
VI.Expand our ESG Consciousness and Lower our Carbon Footprint
We continue to be focused on growth opportunities in the Permian Basin given our advantageous location in the Midland and the Delaware Basins. We believe that opportunities exist in crude, natural gas and water which will continue to enhance our gathering and processing segment.
The Partnership prioritizes safe and reliable operation of its assets to maintain financial stability and growth. We have successfully avoided lost time injuries for four years, demonstrating our strong safety protocols and adherence to regulations. This commitment protects employees, assets, and operations, minimizing financial losses and maintaining stakeholder trust.
Additionally, we have prioritized reducing our leverage ratio, providing us with more financial flexibility to pursue opportunities and expand operations. By reducing our leverage and maintaining a strong financial position, we are better equipped to navigate challenges that may arise. This financial stability also allows us to seize emerging opportunities that align with our strategic goals, ensuring that we can continue to deliver value to our unitholders.
2024 Strategic Scorecard

Description of Strategic Success	Generate Stable Cash Flow	Focus on Growing Our Business through Acquisitions and Investments in Joint Ventures	Engage in Mutually Beneficial Transactions with Delek Holdings	Pursue Attractive Expansion and Construction Opportunities	Optimize Our Existing Assets and Expand Our Customer Base	Expand our ESG Consciousness and Lower our Carbon Footprint
Acquisition of Gravity and H2O Midstream	✓	✓		✓	✓
Acquisition of indirect interest in Wink to Webster	✓	✓		✓	✓
Expansion of natural gas processing plant and sour gas processing capabilities	✓			✓	✓
Implemented measures to reduce our overall debt profile		✓	✓	✓	✓
Amended and extended commercial agreements with Delek Holdings	✓		✓
Expansion of dedicated crude acreage in our gathering operations	✓			✓	✓
Zero lost time injuries	✓
Continue in Co-Developing our ESG Strategy with our General Partner						✓

66 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Looking Forward: 2025 Strategic Focus Areas
We continue to believe that our strategic focus areas are the right ones. As such, we continue to refine our processes for evaluating risks and returns while maintaining a keen eye on our overarching Long-Term Strategic Objectives and our desire to create long-term operational sustainability. To that end, our 2025 Strategic Focus Areas are as follows:
•Achieve Strong Cash Flow Growth. 2025 is likely to be a transformational year for Delek Logistics as it completes the expansion of the Libby gas processing plant and integrates two free cash flow accretive acquisitions in H2O Midstream and Gravity. The plant expansion and combined crude and water offerings in the Midland Basin are going to increase the Partnership's overall cash flow and improve our distribution coverage ratio.
•Pursue Attractive Expansion Opportunities. Continue to evaluate and pursue opportunities to grow our business through several organic growth opportunities and bolt-on acquisitions
◦Organic growth opportunities. The partnership is in the middle of pursuing several attractive organic growth opportunities enabled by its advantageous position in the prolific Permian Basin. The gas plant expansion and addition of AGI and sour gas processing capabilities is enabling several additional growth options for the Partnership in the Delaware Basin. In the Midland Basin combined crude and water offering is appealing for our customers and bringing additional growth opportunities to our system.
◦Pursue Acquisitions. Delek logistics will also continue to look for attractive bolt-on acquisitions which are accretive to its free cash flow, EBITDA and leverage profiles.
•Engage in Mutually Beneficial Transactions with Delek Holdings. A key tenet of the Partnership's strategy is to continue to increase its economic separation from Delek Holdings and increase the contribution of third-party cash flows in its overall profile. We will continue to evaluate our commercial agreements with Delek Holdings to engage in mutually beneficial negotiations to create incremental value for both ourselves and our sponsor.
•Optimize Our Existing Assets and Expand Our Customer Base. We will continue to enhance the profitability of our existing assets by adding incremental throughput volumes, improving operating efficiencies and increasing system-wide utilization. Additionally, we are seeking opportunities to further diversify our customer base by increasing third-party throughput volumes utilizing certain of our existing systems and expanding our existing asset portfolio to service more third-party customers.
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

67 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

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
(iii)the cost of pipeline capacity leased from any third parties; and

Financing
The Partnership anticipates paying a cash distribution to its unitholders at a distribution rate of $1.105 per unit for the quarter ended December 31, 2024 ($4.420 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 11 to the accompanying consolidated financial statements for a discussion of historic cash distributions.
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
•The Red River Pipeline provides crude oil transportation and optionality from Cushing, Oklahoma to Longview, Texas area and connectivity to our Caddo JV along with the Partnership's Paline pipeline for access to Gulf Coast markets. It also has additional expansion optionality; and
•The W2W Pipeline is positioned in the Permian Basin with origin points from Wink to Midland and delivery points at multiple Houston, Texas area locations.

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

68 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
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

69 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

•Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our Consolidated Statements of Income and Comprehensive Income included in item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Reconciliation of net income to EBITDA (in thousands)

	Year Ended December 31,
	2024	2023
Net income	$142,685	$126,236
Add:
Income tax expense	479	1,205
Depreciation and amortization	96,375	92,384
Amortization of marketing contract intangible	4,206	7,211
Interest expense, net	103,168	143,244
EBITDA	$346,913	$370,280

70 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$206,339	$225,319
Changes in assets and liabilities	48,769	29,474
Distributions from equity method investments in investing activities	4,277	9,002
Non-cash lease expense	(8,112)	(9,549)
Regulatory and sustaining capital expenditures not distributable (1)	(12,658)	(7,272)
Reimbursement from (refund to) Delek Holdings for capital expenditures (2)	335	1,280
Sales-type lease receipts, net of income recognized	11,843	—
Accretion	(920)	(705)
Deferred income taxes	(479)	(638)
Gain on disposal of assets	6,410	1,266
Distributable cash flow	$255,804	$248,177
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
(2) Reimbursement from Delek Holdings for capital expenditures represents amounts for certain capital expenditures reimbursable to us from Delek Holdings pursuant to the terms of the Omnibus Agreement (as defined in Note 4 to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).

71 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Summary of Financial and Other Information
A discussion and analysis of the factors contributing to our results of operations is presented below. A detailed discussion of the fiscal year 2023 compared to year-over-year changes from fiscal year 2022 can be found in Part II, Item 7. Management's Discussion and Analysis, "Results of Operations", of our 2023 Annual Report on Form 10-K, filed on February 28, 2024. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Year Ended December 31,
	2024	2023
Net revenues:
Gathering and Processing	$364,719	$371,110
Wholesale marketing and terminalling	451,522	505,701
Storage and transportation	124,395	143,598
Total	940,636	1,020,409
Cost of materials and other	483,735	532,627
Operating expenses (excluding depreciation and amortization presented below)	122,734	118,101
General and administrative expenses	35,944	24,766
Depreciation and amortization	96,375	92,384
Impairment of goodwill	—	14,848
Other operating income, net	(978)	(1,266)
Operating income	$202,826	$238,949
Interest income	(47,792)	—
Interest expense	150,960	143,244
Income from equity method investments	(43,301)	(31,433)
Other income, net	(205)	(303)
Total non-operating expenses, net	59,662	111,508
Income before income tax expense	143,164	127,441
Income tax expense	479	1,205
Net income	142,685	126,236
Comprehensive income	142,685	126,236
Less: Preferred unitholder's interest in net income	768	—
Net income attributable to limited partners	$141,917	$126,236
EBITDA(2) (3)	$346,913	$370,280
Net income per limited partner unit:
Basic	$2.99	$2.90
Diluted	$2.99	$2.89
Weighted average limited partner units outstanding:
Basic	47,452,138	43,583,938
Diluted	47,479,248	43,611,314
(1) This information is presented at a summary level for your reference. See the Consolidated Statements of Income and Comprehensive Income included in item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more detail regarding our results of operations.
(2) For a definition of EBITDA see "Non-GAAP Measures" above.
(3) EBITDA includes $14.8 million of goodwill impairment for the year ended December 31, 2023. Refer to Note 8 - Goodwill to our accompanying consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

72 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations - Comparison of the Year Ended December 31, 2024 versus the Year Ended December 31, 2023 and the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Net Revenues
2024 vs. 2023
Net revenues decreased by $79.8 million, or 7.8%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by the following:
•decreased revenue of $47.3 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.19 and $0.40 per gallon, respectively; and
◦RINs revenue decreased from $11.0 million in the year ended December 31, 2023 to $5.0 million in the year ended December 31, 2024, due to decrease in RINs prices.
•decreased revenue in our gathering and processing and storage and transportation segments due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•partially offset by increase in revenue associated with H20 Midstream operations of $19.5 million which began in the third quarter of 2024.

Cost of Materials and Other
2024 vs. 2023
Cost of materials and other decreased by $48.9 million, or 9.2%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•decreased costs of materials and other of $40.1 million in our West Texas marketing operations primarily driven by decreased costs per gallon:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.20 per gallon and $0.36 per gallon, respectively.
•decrease of $6.1 million in our gathering and processing segment driven primarily by lower natural gas costs.

Operating Expenses
2024 vs. 2023
Operating expenses increased by $4.6 million, or 3.9%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•incremental costs of $6.1 million associated with H20 Midstream operations which began in the third quarter of 2024; and
•partially offset by a decrease in repairs and maintenance expenses.

General and Administrative Expenses
2024 vs. 2023
General and administrative expenses increased by $11.2 million, or 45.1%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by transaction costs associated with the Gravity and H2O Midstream acquisitions, the W2W Investment acquisition, and amendments of certain agreements with Delek Holdings of $11.4 million.

73 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and Amortization
2024 vs. 2023
Depreciation and amortization increased by $4.0 million, or 4.3%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•increase of $3.7 million associated with the H20 Midstream assets acquired in the third quarter of 2024;
•depreciation associated with new projects in-serviced during the period.; and
•partially offset by the derecognition of fixed assets in connection with the recognition of sales-type leases in the third quarter of 2024.

Other operating income, net
2024 vs. 2023
Other operating income, net decreased by $0.3 million, or 22.7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•a decrease of $5.4 million related to a settlement of a dispute; and
•partially offset by increase in gain on disposal of assets of $5.1 million, predominantly due to $8.3 million in condemnation proceeds received in the second quarter of 2024.

Interest Income
2024 vs. 2023
Interest income increased by $47.8 million, or 100.0%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.

Interest Expense
2024 vs. 2023
Interest expense increased by $7.7 million, or 5.4%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•debt extinguishment costs of $3.6 million associated with the payoff of the DKL Term Loan Facility and the 2025 Notes with proceeds from the 2029 Notes issued in March 2024;
•interest associated with the 2029 Notes issued in the first quarter of 2024; and
•partially offset by a decrease in interest associated with the DKL Revolving Facility due to lower average outstanding borrowings.

Results from Equity Method Investments
2024 vs. 2023
Income from equity method investments increased by $11.9 million, or 37.8%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the W2W Investment, which was acquired on August 5, 2024, and contributed income of $9.2 million during the period and increases in throughput at two of our joint ventures which had been negatively impacted by the turnaround at the Tyler Refinery in prior year.

74 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following table and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the years ended December 31, 2024 and 2023:

Gathering and Processing
	Year Ended December 31,
	2024	2023
Net revenues	$364,719	$371,110
Cost of materials and other	$77,037	$83,118
Operating expenses (excluding depreciation and amortization)	$80,317	$75,136
Segment EBITDA	$207,150	$199,463

Throughputs (bpd(1))
	Year Ended December 31,
	2024	2023
El Dorado Assets:
Crude pipelines (non-gathered)	69,903	67,003
Refined products pipelines to Enterprise Systems	59,136	58,181
El Dorado Gathering System	11,568	13,782
East Texas Crude Logistics System	34,711	32,668
Midland Gathering System	217,847	230,471
Plains Connection System	333,405	250,140

Delaware Gathering Assets Volumes
	Year Ended December 31,
	2024	2023
Natural Gas Gathering and Processing (Mcfd(2))	74,831	71,239
Crude Oil Gathering (bpd(1))	123,978	111,335
Water Disposal and Recycling (bpd(1))	128,539	108,907

Midland Water Gathering System Volumes
	Year Ended December 31,
	2024	2023
Water Disposal and Recycling (bpd(1)) (3)	280,955	—
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) 2024 volumes include volumes from September 11, 2024, through December 31, 2024.

Operational Comparison of the Year Ended December 31, 2024 versus the Year Ended December 31, 2023:
Net Revenues
2024 vs. 2023
Net revenues for the gathering and processing segment decreased by $6.4 million, or 1.7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the following:
•recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•partially offset by an increase in revenue associated with the H20 Midstream operations of $19.5 million which began in the third quarter of 2024.

75 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Materials and Other
2024 vs. 2023
Cost of materials and other for the gathering and processing segment decreased by $6.1 million, or 7.3%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, driven primarily by the following:
•lower natural gas costs; and
•partially offset by incremental costs of $1.2 million associated with H20 Midstream operations which began in the third quarter of 2024.

Operating Expenses
2024 vs. 2023
Operating expenses for the gathering and processing segment increased by $5.2 million, or 6.9%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by incremental costs of $6.1 million associated with H20 Midstream operations which began in the third quarter of 2024.

EBITDA
2024 vs. 2023
EBITDA increased by $7.7 million, or 3.9%, in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by the following:
•incremental EBITDA of $12.1 million associated with H20 Midstream operations which began in the third quarter of 2024;
•impairment of $14.8 million taken in prior year associated with Delaware Gathering reporting unit; and
•partially offset by lower revenue related to sales-type lease accounting.

76 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2024 and 2023:

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2024	2023
Net revenues	$451,522	$505,701
Cost of materials and other	$349,049	$388,536
Operating expenses (excluding depreciation and amortization)	$14,820	$17,796
Segment EBITDA	$91,729	$106,512

Operating Information
	Year Ended December 31,
	2024	2023
East Texas - Tyler Refinery sales volumes (average bpd) (1)	67,682	60,626
Big Spring marketing throughputs (average bpd)	44,999	77,897
West Texas marketing throughputs (average bpd)	5,828	10,032
West Texas marketing gross margin per barrel	$3.18	$5.18
Terminalling throughputs (average bpd) (2)	154,217	113,803
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational Comparison of the Year Ended December 31, 2024 versus the Year Ended December 31, 2023:
Net Revenues
2024 vs. 2023
Net revenues for the wholesale marketing and terminalling segment decreased by $54.2 million, or 10.7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•decreased revenue of $47.3 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.19 and $0.40 per gallon, respectively; and
◦RINs revenue decreased from $11.0 million in the year ended December 31, 2023 to $5.0 million in the year ended December 31, 2024, due to decrease in RINs prices.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

77 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the years ended December 31, 2024 and 2023.

Cost of Materials and Other
2024 vs. 2023
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $39.5 million, or 10.2%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•decreased costs of materials and other of $40.1 million in our West Texas marketing operations primarily driven by decreased costs per gallon:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.20 per gallon and $0.36 per gallon, respectively.

The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the years ended December 31, 2024 and 2023. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

78 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
2024 vs. 2023
Operating expenses for the wholesale marketing and terminalling segment decreased by $3.0 million, or 16.7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, driven primarily by a decrease in outside service costs.

EBITDA
2024 vs. 2023
EBITDA decreased by $14.8 million, or 13.9%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the following:
•a decline in wholesale margins partially due to lower RINs prices;
•lower revenue related to sales-type lease accounting; and
•partially offset by decrease in operating expenses.

79 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The table and discussion below present the results of operations and certain operating statistics of the storage and transportation segment for the years ended December 31, 2024 and 2023:

Storage and Transportation
	Year Ended December 31,
	2024	2023
Net revenues	$124,395	$143,598
Cost of materials and other	$57,539	$63,710
Operating expenses (excluding depreciation and amortization)	$18,299	$18,104
Segment EBITDA	$48,325	$63,850

Operational Comparison of the Year Ended December 31, 2024 versus the Year Ended December 31, 2023:
Net Revenues
2024 vs. 2023
Net revenues for the storage and transportation segment decreased by $19.2 million, or 13.4%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to recording certain storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

Cost of Materials and Other
2024 vs. 2023
Cost of materials and other for the storage and transportation segment decreased by $6.2 million, or 9.7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to decrease in trucking activity.

Operating Expenses
2024 vs. 2023
Operating expenses for the storage and transportation segment increased by $0.2 million, or 1.1%, in the year ended December 31, 2024 compared to the year ended December 31, 2023.

EBITDA
2024 vs. 2023
EBITDA decreased by $15.5 million, or 24.3%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to decrease in revenue associated with sales-type lease accounting, partially offset by lower cost associated with decrease in trucking activity.

80 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 13 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the year ended December 31, 2024.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At December 31, 2024, our total liquidity amounted to $720.0 million comprised of $714.6 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 10 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), and $5.4 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On January 24, 2025, the board of directors of our general partner declared a distribution of $1.105 per common unit (the "Distribution"), which equates to an estimated amount of approximately $59.3 million per quarter, or approximately $237.2 million per year, based on the number of common units outstanding as of December 31, 2024. The Distribution was paid on February 11, 2025 to common unitholders of record on February 4, 2025 and represents a 4.7% increase over the fourth quarter 2023 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

81 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302

Equity Offerings
On March 12, 2024, the Partnership completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
On October 10, 2024, the Partnership completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.6 million and were used to redeem the Preferred Units and repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $6.6 million.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$206,339	$225,319
Net cash used in investing activities	(384,579)	(89,629)
Net cash provided by (used in) financing activities	179,869	(139,905)
Net increase (decrease) in cash and cash equivalents	$1,629	$(4,215)

Operating Activities
Net cash provided by operating activities decreased by $19.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The cash receipts from customer activities decreased by $49.9 million and cash payments to suppliers and for allocations to Delek Holdings for salaries increased by $2.5 million. In addition, cash dividends received from equity method investments increased by $14.2 million and cash paid for debt interest decreased by $19.1 million.
Investing Activities
Net cash used in investing activities increased by $295.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to acquisitions of W2W investment for $83.9 million, H2O Midstream for $159.7 million and deposit for Gravity Acquisition of $22.8 million. Additionally, purchases of property, plant and equipment increased $32.9 million, primarily associated with growth projects in our gathering and processing segment. Partially offsetting these increases was an increase in proceeds from sale of property, plant and equipment predominantly due to $8.3 million of condemnation proceeds received from eminent domain proceedings in Texas in the current period.
Financing Activities
Net cash provided by financing activities increased by $319.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily driven by increase in net proceeds from term loans of $546.5 million due to issuance of 2029 Notes net of the extinguishment of 2025 Notes and term facility, partially offset by net payments under our revolving credit facility which increased by $405.1 million due to paydown in conjunction with the issuance of the 2029 Notes. Additionally contributing to this increase was $297.9 million of proceeds received from the equity issuances in October and March 2024. Partially offsetting these increases was the redemption of preferred units issued in as part of consideration for the H20 Midstream acquisition in the amount of $70.8 million, an increase in deferred financing costs paid of $13.7 million associated with the 2029 Note issuances, an increase in distributions paid of $24.7 million and a $6.2 million increase in payments on other financing arrangements.

82 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Overview
As of December 31, 2024, we had total indebtedness of $1,885.4 million. The increase of $173.7 million in our long-term debt balance compared to the balance at December 31, 2023 resulted from the issuance of the 2029 Notes during the year ended December 31, 2024, which was partially offset by the payments under the DKL Credit Facility and the 2025 Notes. As of December 31, 2024, our total indebtedness consisted of:
•An aggregate principal amount of $435.4 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 7.27%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.38%.
•An aggregate principal amount of $1,050.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.82%.
We believe we were in compliance with the covenants in all debt facilities as of December 31, 2024. See Note 10 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.
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

83 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the year ended December 31, 2024:

(in thousands)	Full Year 2025 Forecast	Year Ended December 31, 2024 (1)
Gathering and Processing
Regulatory	$—	$—
Sustaining	2,715	1,599
Growth	209,300	31,881
Gathering and Processing Segment Total	$212,015	$33,480
Wholesale Marketing and Terminalling
Regulatory	$6,958	$791
Sustaining	3,022	1,936
Growth	6,800	—
Wholesale Marketing and Terminalling Segment Total	$16,780	$2,727
Storage and Transportation
Regulatory	$—	$1,155
Sustaining	6,515	7,177
Growth	—	—
Storage and Transportation Segment Total	$6,515	$8,332
Total Capital Spending	$235,310	$44,539
(1) 2024 excludes capital spending of $95.5 million related to the new gas processing plant. Refer to 'Other 2024 Developments' section of Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K for further information.

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
Long-term Cash Requirements
Information regarding our known contractual obligations of the types described below, as of December 31, 2024, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$435,400	$1,450,000	$—	$1,885,400
Interest (1)	151,219	294,581	223,875	—	669,675
Finance Lease Obligation	283	526	154	—	963
Operating lease commitments (2)	5,924	4,777	1,139	984	12,824
Total	$157,426	$735,284	$1,675,168	$984	$2,568,862
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2028 and 2029 Notes at December 31, 2024. Floating interest rate debt is calculated using rates in effect on December 31, 2024.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2024.

We also have other non-current liabilities pertaining to environmental liabilities and asset retirement obligations. With the exception of amounts classified as current, there is uncertainty as to the timing of future cash flows related to these obligations. As such, we have excluded the future cash flows from the contractual commitments table above. See additional information on asset retirement obligations and environmental liabilities in Notes 2 and 15, respectively, to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Other Cash Requirements
Our other cash requirements consisted of operating activities and cash distributions to unitholders. Operating activities included cash outflows related to payments to suppliers for crude and other materials and payments for services. Refer to the Cash Flow section for our operating activities spend in 2024. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity. Refer to Cash Distributions section for cash distributions made in 2024 and planned distributions for 2025. Refer to the capital spending section for our capital expenditures for 2024 and our planned capital expenditures for 2025.

84 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Annual Report on Form 10-K.

85 |

Critical Accounting Estimates
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
Leases
When accounting for leases, we evaluate any new or modified leases to determine their classification. This classification depends on several factors, including the estimated lease term and the fair value of the leased assets. Estimating the lease term, including potential renewals or terminations, is crucial in lease accounting as it affects the recognition and measurement of lease assets and liabilities. Management must consider factors like economic incentives, strategic importance, and significant leasehold improvements. This estimation impacts lease payments, expense recognition, amortization schedules, and interest expenses. Significant assumptions used to estimate the leased assets’ fair value include market information for comparable assets and cost estimates to replace the service capacity of an asset. For newly classified sales-type leases, the net investment in the lease is recorded at the estimated fair value of the underlying leased assets.
Leases must be separated into lease and non-lease components if the components are distinct and can be accounted for separately. If there is no clear allocation between lease and service components, we may estimate the fair value of the service component based on historical costs or market benchmarks.
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or deficiency of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
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

86 |

Critical Accounting Estimates
At December 31, 2024, we had two reporting units with goodwill totaling approximately $12.2 million. For our 2024 annual goodwill impairment testing, we assessed qualitative factors such as macroeconomic conditions, industry considerations, cost factors, and reporting unit financial performance and determined it was not more likely than not that the fair value of our reporting units were less than the respective carrying value. Therefore, in accordance with GAAP, further testing was not required.
For our 2023 annual goodwill impairment testing, our annual goodwill impairment testing was performed on a quantitative basis for our Delaware Gathering reporting unit during the fourth quarter of 2023. As part of our annual assessment, we recorded a $14.8 million impairment charge in the fourth quarter of 2023 related to our Delaware Gathering reporting unit within the gathering and processing segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by the significant increases in interest rates and timing of system connections with our producer customers. The estimated fair value of our Delaware Gathering reporting unit was derived using a combination of both income and market approaches. The income approach reflects expected future cash flows based on anticipated gross margins, operating costs, and capital expenditures. The market approach includes both the guideline public company and guideline transaction methods. Both market approach methods use pricing multiples derived from historical market transactions of other like-kind assets. These fair value measurements involve significant unobservable inputs (Level 3 inputs).
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

87 |

Quantitative and Qualitative Disclosures about Market Risk
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in commodity prices. Shifts in the cost of crude oil, natural gas, NGLs, refined products and ethanol and related selling prices of these products can generate changes in our operating margins.
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $435.4 million as of December 31, 2024. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2024 would be to change interest expense by approximately $4.4 million.
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
We acquired H2O Midstream effective September 11, 2024, and have included the operating results and assets and liabilities of H2O Midstream in our consolidated financial statements as of December 31, 2024. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Partnership’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream. H2O Midstream accounted for approximately 12.3% of total assets as of December 31, 2024 and approximately 2.1% of net revenues of the Partnership for the year ended on December 31, 2024. We are currently in the process of integrating the H2O Midstream operations, control processes and information systems into our systems and control environment.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors of our general partner. Based on its assessment and review with the Audit Committee, management concluded that, as of December 31, 2024, we maintained effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than those changes made in connection with the H2O Midstream Acquisition on September 11, 2024, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which is included in the section beginning on page F-1.

89 |

Controls and Procedures, and Other Information
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

90 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek Holdings. As of December 31, 2024, three individuals (Messrs. Soreq, Spiegel, and Yemin) serve as both directors and executive officers of the general partner and as officers and, with respect to Messrs. Soreq and Yemin, directors, of Delek Holdings. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
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
At the date of this report, the Board consists of the following nine members: Ezra Uzi Yemin, Sherri A. Brillon, Charles J. Brown, III, Eric D. Gadd, Frederec Charles Green, Ron W. Haddock, Gennifer F. Kelly, Reuven Spiegel and Avigal Soreq. The Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly qualify as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly have no material relationship with Delek Holdings or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek Holdings or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.

91 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Directors' Experiences and Skills

	YEMIN	SOREQ	BRILLON	BROWN	GADD	GREEN	HADDOCK	KELLY	SPIEGEL
PUBLIC COMPANY LEADERSHIP EXPERIENCE	●	●	●			●	●	●	●
PUBLIC COMPANY BOARD EXPERIENCE	●	●	●	●	●	●	●	●	●
FINANCE	●	●	●	●	●	●	●	●	●
ACCOUNTING AND AUDITING	●	●	●	●	●	●	●	●	●
ENERGY INDUSTRY EXPERIENCE	●	●	●	●	●	●	●	●	●
OPERATIONS EXPERIENCE	●	●	●	●	●	●	●	●
INTERNATIONAL BUSINESS EXPERIENCE	●	●	●	●	●		●		●
RISK MANAGEMENT	●	●	●	●	●	●		●	●
COMPENSATION	●	●	●	●	●	●	●
ENVIRONMENTAL/SUSTAINABILITY	●	●		●	●		●	●	●
ESG/SOCIAL RESPONSIBILITY	●	●		●	●		●	●	●
CYBERSECURITY/INFORMATION TECHNOLOGY	●		●			●		●
M&A/CAPITAL MARKETS	●	●	●		●	●	●		●
STRATEGY	●	●	●		●	●	●	●	●
GOVERNMENT/REGULATORY/PUBLIC POLICY	●	●	●	●	●	●	●	●
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

92 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Avigal Soreq	47	Director and President, Delek Logistics
Ezra Uzi Yemin	56	Chairman of the Board of Directors
Sherri A. Brillon	65	Chair of Audit Committee and Member of Technology and Governance, Compensation and Conflicts Committees
Charles J. Brown, III	77	Director, Chair of Conflicts Committee and Member of Audit and Governance and Compensation Committees
Eric D. Gadd	69	Director, Chair of EHS Committee and Member of Governance and Compensation and Conflicts Committees
Frederec Charles Green	59	Director and Member of Technology Committee
Ron W. Haddock	84	Director, Chair of Governance and Compensation Committee, and Member of Audit and EHS Committee
Gennifer F. Kelly	52	Director, Chair of Technology Committee, and Member of Conflicts and EHS Committees
Reuven Spiegel	68	Director, Executive Vice President, Delek Logistics, and Chief Financial Officer
Denise McWatters	65	Executive Vice President, General Counsel and Secretary

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
Ezra Uzi Yemin has served as the Chairman of the Board since April 2022 and as one of our directors since April 2001. Mr. Yemin has served as one of our directors since April 2001 and as the chair of the Board since April 2012. Mr. Yemin previously served as our chief executive officer and president from April 2012 and August 2019, respectively, until June 2022. Mr. Yemin also serves as the executive chairman of the board of directors of Delek Holdings, and has served as a director since April 2001 and as the chair since December 2012. He also previously served as the chief executive officer and president of Delek Holdings, from June 2004 and April 2001, respectively, until June 2022. Mr. Yemin served as the president of Alon USA Partners GP, LLC, from July 2017 until its acquisition by Delek Holdings in February 2018 and the chairman of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek Holdings since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as the business, operations and operating environment of Delek Holdings (the owner of over 21% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.
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

93 |

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

94 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Reuven Spiegel has served as our Chief Financial Officer since May 2020, and as a member of the Board since July 2014. Additionally, beginning February 2025, Mr. Spiegel has served as Executive Vice President, Delek Logistics. Mr. Spiegel previously served as a member of the Audit Committee from September 2014 until April 2020 and as a member of the EHS Committee from October 2016 until April 2020. Prior to joining the Board, Mr. Spiegel served as Chief Executive Officer of Israel Discount Bank Ltd. (TLV: DSCT) from 2011 through 2014 where he had previously held the position of Executive Vice President from 2001 through 2005. In 2005 and 2006, Mr. Spiegel also served as Chairperson of the board of Discount Mortgage Bank. Mr. Spiegel also served as Chief Executive Officer of IDB Bank of NY from 2006 to 2010. He also has experience as an executive in the real estate industry. The Board believes that Mr. Spiegel’s financial industry experience provides the Board with valuable expertise in the Partnership’s financial and accounting matters.
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
Board Leadership Structure
Mr. Yemin serves as Chairman of the Board. He is also the Chairman of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to, our most important customer and majority unitholders. Mr. Yemin also brings to the Board and us the perspective of our majority unitholder and the principal executive officer and chair of the board of publicly traded company. The Board met 17 times in 2024, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he or she served during the year.
Because the Chairman of the Board is not an independent director, on February 22, 2021, the Board designated Ron W. Haddock to serve in a lead capacity (the "Lead Independent Director") to coordinate the activities of the other independent directors and to perform such other duties and responsibilities as the Board may determine from time to time. The Lead Independent Director is appointed annually by the Board and may be removed from or replaced at any time. The Lead Independent Director will chair all meeting of the Board at which the Chairman is not present, including executive sessions of the independent directors, call additional meetings of the independent directors as deemed appropriate, and perform such other functions as the Board may direct.
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
Communications with the Board of Directors of Our General Partner
Unitholders or other interested parties who wish to communicate with any of our directors, any committee chairperson or the Board may do so by writing to the director, committee chairperson or the Board in care of the Secretary of the general partner of Delek Logistics Partners, LP at 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027. Any such communication received will be forwarded directly to the director to whom it is addressed. If the communication is addressed to the Board and no particular director is named, the communication will be forwarded, depending on the subject matter, to the appropriate committee chairperson or to all members of the Board.
Committees of the Board of Directors of Our General Partner
Audit Committee
The Board has a standing Audit Committee. The Audit Committee consists of Ms. Brillon (chair) and Messrs. Brown and Haddock. Mr. Brown joined the committee at its inception in November 2012, Mr. Haddock joined the committee in 2022 and Ms. Brillon joined the committee in January 2021. The Audit Committee met eight times in 2024, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.
The Board has determined that (i) each of Messrs. Brown and Haddock and Ms. Brillon qualifies as independent and as financially literate under applicable SEC rules and regulations and the rules of the NYSE, and (ii) Mr. Brown and Ms. Brillon meet the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

95 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

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
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chair) and Gadd and Mses. Brillon and Kelly. The Board has determined that each of Messrs. Brown and Gadd and Mses. Brillon and Kelly qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Mr. Gadd joined the committee in October 2013. Ms. Brillon joined the committee in March 2023. Ms. Kelly joined the committee in July 2020. The Conflicts Committee met twelve times in 2024 either in person or telephonically, with each member attending all meetings of the Conflicts Committee.
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
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chair) and Haddock and Ms. Kelly. Mr. Gadd joined the committee at its inception in October 2016, Mr. Haddock joined the committee in May 2018, and Ms. Kelly joined the committee in July 2020. The EHS Committee met four times in 2024, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Governance and Compensation Committee
In July 2021 the Board established the Governance and Compensation Committee of the Board. The Governance and Compensation Committee consists of Messrs. Haddock (chair), Brown, and Gadd and Ms. Brillon. The Governance and Compensation Committee met four times in 2024, either in person or telephonically, with each member attending at least 75% of all meetings of the Governance and Compensation Committee. The purpose of the Governance and Compensation Committee is to (a) recommend to the Board director nominees for each Board committee; (b) periodically review the corporate governance policies applicable to the Partnership (the “Governance Guidelines”) and recommend to the Board any changes deemed necessary or desirable; (c) monitor, oversee and review compliance of the Governance Guidelines and all other applicable policies of the Partnership as the Governance and Compensation Committee or the Board deem necessary or desirable; (d) support the Board and work with management to ensure that compensation practices properly reflect management and Partnership philosophy, competitive practice and regulatory requirements; and (e) review, provide advice on and, where appropriate, approve the following items: (1) executive and employee compensation objectives, plans, and levels; (2) culture and employee engagement; (3) diversity and inclusion; (4) leadership and talent engagement; and (5) executive succession planning. These responsibilities are set forth in the Governance and Compensation Committee's charter, which is available on our corporate website at www.DelekLogistics.com.

96 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Technology Committee
In July 2021 the Board established the Technology Committee of the Board. The Technology Committee consists of Mses. Kelly (chair) and Brillon and Mr. Green. The Technology Committee met four times in 2024, either in person or telephonically, with each member attending at least 75% of all meetings of the Technology Committee. The purpose of the Technology Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s policies, programs, procedures and initiatives with respect to technology and information security. These responsibilities are set forth in the Technology Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
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
Additionally, our Board believes it is important to promote the interests of the Partnership by providing employees of the Partnership's affiliates and others who perform services for us or on our behalf, incentive compensation awards for their service. Accordingly, the general partner adopted the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP"). Due to the fact that several of the members of the Board perform services on our behalf in their roles as executive officers of Delek Holdings, the LTIP is administered by the Conflicts Committee with respect to those awards. The disinterested members of the full Board may also grant awards and the Conflicts Committee may delegate, and has delegated in the past, to an executive officer of the general partner the authority to issue awards to non-Section 16 officers of the general partner. A compensation consultant was not used in the formulation of our executive compensation framework, objectives and philosophy. For a further discussion on the compensation practices of the general partner, see Item 11. "Executive Compensation".
Insider Trading Policy
The Board has adopted an Insider Trading Policy (the “Insider Trading Policy”) applicable to the General Partner and its directors, officers, and employees, the Partnership, our subsidiaries, affiliates, directors, officers, and all of our employees and the employees of our subsidiaries and affiliates, governing the purchase, sale, and/or other dispositions of our securities. The Board believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Governance Guidelines, Code of Business Conduct & Ethics and Committee Charters
The Governance Guidelines of the Board of Directors of our general partner, the charters of the standing Board committees of our general partner and our Amended and Restated Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekLogistics.com under the "About Us - Corporate Governance" caption. A copy of any of these documents will be mailed upon a request made to Investor Relations, Delek Logistics Partners, LP, or www.deleklogistics.com/overview. We intend to disclose any amendments to, or waivers of, the Code of Business Conduct & Ethics on behalf of our President, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION
All of our general partner's executive officers are employees of Delek Holdings. Neither we nor our general partner directly employ any of the executive officers responsible for managing our business.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2024. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. Messrs. Soreq, Yemin, Sakazi and Spiegel and Ms. McWatters are referred to collectively herein as our "named executive officers" or "NEOs".

97 |

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
None of our NEOs other than Mr. Sakazi devoted more than 50% of their total business time to our business and affairs in 2024. Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us except with respect to Mr. Sakazi. Instead, the administrative fee covers all centralized services provided to us by our NEOs other than Mr. Sakazi, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
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
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2024. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:
• to motivate and retain our general partner's key executives;
• to align the long-term economic interests of our general partner's executives with those of our unitholders; and
• to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. In 2024 our executive officers received time-vesting phantom units under the LTIP.
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

98 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Compensation Consultants
The Governance and Compensation Committee of the Board retained a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2024.
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
The members of the Governance and Compensation Committee have submitted this Governance and Compensation Committee Report to the Board of Directors as of February 26, 2025:
•Ron W. Haddock (Chair)
•Sherri A. Brillon
•Charles J. Brown, III
•Eric D. Gadd

99 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
2024 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2024 (and the two prior fiscal years) for our general partner's president (Mr. Soreq), Executive Vice President (Mr. Israel), principal financial officer (Mr. Spiegel), Executive Vice President, General Counsel, and Secretary (Ms. McWatters) and Senior Vice President (Mr. Sakazi).

Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($) (2)	Unit Awards ($) (3)	Option Awards ($)	Non-Equity Incentive ($) (4)	Other Compensation ($) (5)	Total ($)
Avigal Soreq, President	2024	—	—	874,962	—	—	—	874,962
	2023	—	—	874,992	—	—	—	874,992
	2022	—	—	499,955	—	—	—	499,955
Reuven Spiegel, Chief Financial Officer	2024	—	—	274,967	—	—	—	274,967
	2023	—	—	274,953	—	—	—	274,953
	2022	—	—	133,418	—	—	—	133,418
Joseph Israel Executive Vice President	2024	—	—	249,995	—	—	—	249,995
	2023	—	—	249,977	—	—	—	249,977
	2022	—	—	—	—	—	—	—
Denise McWatters, Executive Vice President, General Counsel and Secretary	2024	—	—	174,961	—	—	—	174,961
	2023	—	—	174,998	—	—	—	174,998
	2022	—	—	166,705	—	—	—	166,705
Former Executive Officer
Odely Sakazi, Senior Vice President (6)	2024	361,928	—	500,380	—	—	40,215	902,523
	2023	332,000	180,000	258,739	—	314,985	16,514	1,102,238
	2022	300,000	—	250,075	—	305,100	11,871	867,046
(1) As noted above, no compensation other than grants of service phantom units under our LTIP is reported for the NEOs except for Mr. Sakazi, because none of our executive officers other than Mr. Sakazi received compensation from us or our general partner in 2024.
(2) The $180,000 was a discretionary award given as a result of the Delaware Gathering Acquisition that was paid out in March 2023.
(3) Amounts in this column represent the grant date fair value of DK PSUs, DK RSUs, with respect to Mr. Sakazi, and DKL phantom units, with respect to all NEOs, granted under the 2016 Plan or the LTIP, as applicable. The fair value of DK PSUs is calculated using a Monte-Carlo simulation model, which assumes a risk-free rate of interest of 4.25%, an expected term of 2.81 years and expected volatility of 51.41%. Assumptions used in the calculation of these amounts for the 2024 fiscal year are included in Note 21 to the audited financial statements of Delek Holdings for the 2024 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 27, 2025. The fair value of DK RSUs and DKL phantom units is calculated using the closing price of Delek Holdings’ Common Stock and our common limited partner units, respectively, on the date of the grant.
(4) Bonus paid under the 2024 AIP Plan for 2024 plan year.
(5) For fiscal year 2024, this amount includes matching contributions to the Partnership’s 401(k) Plan in the amount of $38,410 for Mr. Sakazi and group term life insurance premiums of $806 for Mr. Sakazi. For Mr. Sakazi, this amount also includes reimbursement in the amount of $1,000 for HSA employer in 2024.
(6) During the fiscal year ended December 31, 2024, Mr. Sakazi served as our Senior Vice President. Mr. Sakazi departed the Partnership on February 12, 2025.

Grants of Plan Based Awards in 2024
The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2024:

		Estimated Future Payouts Under Equity Incentive Plan Awards (#) (1)			All Other Stock Awards: Number of Shares of Units (#)	Grant Date Fair Value of Units and Option Awards (2)
Name	Grant Date	Threshold	Target	Maximum
Avigal Soreq	3/10/2024				22,389 (3)	874,962
Reuven Spiegel	3/10/2024				7,036 (3)	274,967
Denise McWatters	3/10/2024				4,477 (3)	174,961
Joseph Israel	3/10/2024				6,397	249,995
Former Executive Officer:
Odely Sakazi	3/10/2024				2,358 (4)	62,487
	3/10/2024				1,599 (3)	62,489
	3/10/2024	472	943	1,886		31,779
	3/10/2024	472	943	1,886		32,307
	3/10/2024	472	944	1,888		32,370
	3/10/2024	943	1,886	3,772		71,857
	10/07/2024	5,482	10,963	32,889		207,091
(1) The amounts in this column reflect the threshold, target, and maximum shares to be issued upon the vesting of PSUs granted to Mr. Sakazi in 2024. The PSUs granted on March 10, 2024 were subject to four different performance periods: January 1, 2024 and ending December 31, 2024, January 1, 2025 and ending December 31, 2025, January 1, 2026 and ending December 31, 2026, and January 1, 2024 and ending December 31, 2026. The PSUs granted on October 7, 2024 were subject to a performance period beginning in the third quarter of 2024 and ending December 31, 2025 as described above with respect to the EOP. In connection with Mr. Sakazi’s departure in February 2025, all unvested PSUs were forfeited.

100 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
(2) The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes over the expected term of the grant. Assumptions used in the calculation of these amounts for the 2024 fiscal year are included in Note 21 to the audited financial statements of Delek Holdings for the 2024 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 27, 2025. Because the fair value of PSUs is calculated differently than the fair value of RSUs, the grant date fair values for PSUs and RSUs covering identical quantities of shares may differ.
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

Outstanding Equity Awards at December 31, 2024
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2024.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Avigal Soreq	—	—	n/a	n/a	25,389	$1,072,939
Joseph Israel	—	—	n/a	n/a	7,335	$310,822
Denise McWatters	—	—	n/a	n/a	5,004	$211,469
Former Executive Officer:
Odely Sakazi	—	—	n/a	n/a	54,805	$587,044

Option Exercises and Stock Vested in 2024
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Avigal Soreq	—	$—	14,340	$572,594
Reuven Spiegel	—	$—	10,071	$400,287
Joseph Israel	—	$—	3,302	$131,791
Denise McWatters	—	$—	3,453	$137,554
Former Executive Officer:
Odely Sakazi	—	$—	3,866	$105,275

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2024 and their last day of employment with our general partner or its affiliates was December 31, 2024. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of such event and our stock price.

Name	Termination of Employment	Change-In-Control
Avigal Soreq	$—	$—
Ezra Uzi Yemin	$—	$—
Reuven Spiegel	$—	$—
Denise McWatters	$—	$—
Odely Sakazi (1)	$1,147,769 (2)	$2,083,461 (3)
(1) Mr. Sakazi departed the Partnership on February 12, 2025.
(2) Assumes acceleration of 1,094 unvested DK RSUs, 536 unvested DKL RSUs, and 10,836 unvested PSUs.
(3) Assumes acceleration of 3,143 unvested DK RSUs, 1,773 unvested DKL RSUs, and 24,539 unvested PSUs.

101 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
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
Compensation of Directors in 2024
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for services on the Board or its committees. The compensation framework for the Board's other directors during 2024 (Messrs. Brown, Gadd, Green and Haddock and Mses. Brillon and Kelly) (the "Compensated Directors") was determined by the Board. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time.
In November 2022, the Board voted to approve a new compensation structure for non-employee directors, which was effective for fiscal year 2024. This compensation includes a cash retainer for services on the Board and its Committees (and a lead director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period. The following table shows our non-employee director compensation for 2024, the cash portions of which is paid ratably each quarter:

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
The following table sets forth a summary of the compensation we paid to the Compensated Directors for service during 2024.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sherri A. Brillon	95,000	119,991	—	—	214,991
Charles J. Brown, III	93,125	119,991	—	—	213,116
Eric D. Gadd	90,000	119,991	—	—	209,991
Frederec C. Green	85,000	119,991	—	—	204,991
Ron W. Haddock	107,500	119,991	—	—	227,491
Gennifer Kelly	90,000	119,991	—	—	209,991
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Soreq, Yemin and Spiegel do not receive any compensation for their service as directors.
(2) This column reports the amount of cash compensation earned in 2024 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of these amounts for the 2024 fiscal year are included in Note 21 to the audited financial statements of Delek Holdings for the 2024 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 27, 2025. The grant date fair value of $39.38 per unit is equal to the NYSE closing price of our common units as of June 10, 2024. Each of Messrs. Brown, Gadd, Haddock and Green and Mses. Kelly and Brillon held 3,047 outstanding phantom units at December 31, 2024.

102 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Compensation Committee Interlocks and Insider Participation
Messrs. Brown, Gadd and Haddock and Ms. Brillon served on the Governance and Compensation Committee during 2024, and Messrs. Soreq and Spiegel, as well as the Board, assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.
Principal Executive Officer Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our principal executive officer in 2024.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our principal executive officer.
We expect the principal executive officer pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 21, 2025 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek Holdings by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP		Delek US Holdings, Inc.
	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	34,111,278	63.6	n/a	n/a
ALPS Advisors, Inc. and Alerian MLP ETF (5)	3,287,772	6.1	n/a	n/a
Directors, Director Nominees and NEOs:
Avigal Soreq (5)	24,199	*	157,882	*
Ezra Uzi Yemin (6)	210,389	*	1,103,757	1.4
Sherri A. Brillon	9,909	*	—	*
Charles J. Brown, III	14,528	*	—	*
Eric D. Gadd	29,353	*	—	*
Frederec Charles Green	77,595	*	152,918	*
Ron W. Haddock	21,259	*	17,517	*
Gennifer F. Kelly	10,723	*	—	*
Reuven Spiegel (7)	19,000	*	54,004	*
Denise McWatters (8)	7,185	*	43,397	*
Joseph Israel (9)	7,152	*	26,240	*
Odely Sakazi (10)	4,901	*	3,218	*
All directors, all director nominees, all NEOs and all executive officers as a group (12 persons)	436,193	*	1,558,933	1.9

103 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027.
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 53,667,523 common units representing limited partner interests issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 80,088,759 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, we report shares equal to the number of RSUs that are vested or that will vest within 60 days of the Measurement Date.
(4) Subsidiaries of Delek US Holdings, Inc. hold the common limited partner units. Delek US Energy, Inc. and Delek Logistics Services Company directly held 23,045,868 and 11,065,410 common limited partner units, respectively. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Exchange Act, as amended.
(5) Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on January 8, 2025 by ALPS Advisors, Inc. and Alerian MLP ETF, both with an address of 1290 Broadway, Suite 1000, Denver, CO, 80203. Both ALPS Advisors, Inc. and Alerian MLP ETF have sole voting power with respect to 0 shares, sole dispositive power with respect to 0 shares, shared voting power with respect to 3,287,772 shares and shared dispositive power with respect to 3,287,772 shares.
(5) The number of our common units owned includes 4,051 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 21,210 RSUs that will vest within 60 days of the Measurement Date.
(6) 162,217 of our units and 817,945 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. The number of our common units owned includes 2,486 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 106,021 RSUs that will vest within 60 days of the Measurement Date.
(7) The number of shares of Delek US Holdings, Inc. Common Stock includes 9,100 RSUs that will vest within 60 days of the Measurement Date.
(8) The number of our common units owned includes 891 phantom units that will vest within 60 days of the Measurement Date. The number of shares of Delek US Holdings, Inc. Common Stock includes 11,205 RSUs that will vest within 60 days of the Measurement Date.
(9) The number of our common units owned includes 959 phantom units that will vest within 60 days of the Measurement Date. the number of shares of Delek US Holdings, Inc. Common Stock includes 1,682 RSUs that will vest within 60 days of the Measurement Date.
(10) Beneficial ownership for Mr. Sakazi, our former Senior Vice President, is based on his most recent Form 4 filing with the SEC.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2024 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	974,662	N/A	17,472
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	974,662	N/A	17,472
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

104 |

Certain Relationships and Related Transactions, and Director Independence
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As of February 20, 2025, Delek Holdings and its affiliates owned 34,111,278 of our common limited partner units, which represents a 63.6% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates own more than five percent of our equity interests. In addition, Messrs. Soreq, Spiegel, and Yemin and Ms. McWatters serve as executive officers of both Delek Holdings and our general partner.
Distributions and Payments to Delek Holdings
Pursuant to our Partnership Agreement, we are required to make quarterly cash distributions of 100% of our "available cash" to limited partners, including Delek Holdings. During 2024, we made cash distributions totaling $204.7 million to our unitholders, of which $147.6 million was paid to Delek Holdings and our general partner.
Unit Buyback Authorization
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants.
Acquisitions
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds 50% equity interests in Wink to Webster Holdings, LLC ("W2W Holdings"), (the "W2W Investment") from a wholly owned subsidiary of Delek Holdings. W2W Holdings includes our 15.6% indirect interest in the Wink to Webster Pipeline, LLC joint venture ("Wink to Webster"), and related joint venture indebtedness. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. Total consideration was comprised of $83.9 million in cash (including $2.7 million post-closing adjustment), forgiveness of a $60.0 million receivable from Delek Holdings and 2,300,000 of common units representing limited partnership interest in us.
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. In return, Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of our material commercial agreements and other non-contractual arrangements with Delek Holdings during 2024.
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
•Delek Holdings' option to purchase certain critical assets from the Partnership at market value during the period beginning upon any change in control or sale of substantially all assets involving the Partnership (“Deconsolidation”) and extending (i) in the case of a Deconsolidation involving a third party, for six months following closing, and (ii) for any other transaction, for four years following closing.
•Delek Holdings' right of first refusal to purchase our assets that serve its refineries;
•our obligation to pay an annual fee to Delek Holdings for Delek Holdings' provision of centralized corporate services, including executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative

105 |

Certain Relationships and Related Transactions, and Director Independence
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
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the Omnibus Agreement during 2024.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined products from Delek Holdings, totaling $349.3 million during the year ended December 31, 2024. We sold RINs in the amount of approximately $7.0 million to Delek Holdings during the year ended December 31, 2024.
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
DPG Management Agreement
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for the oversight of the project design, procurement and construction of project segments and for providing other related services. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the DPG Management Agreement during 2024.
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

106 |

Certain Relationships and Related Transactions, and Director Independence
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

107 |

Principal Accountant Fees and Services
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $1,489,000 and $968,600 paid for the services of Ernst & Young LLP during fiscal years 2024 and 2023, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions, investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2024 and 2023, regardless of when the fees and expenses were paid.
Audit-related fees
No audit-related fees were paid for the services of Ernst & Young LLP during fiscal years 2024 and 2023.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2024 and 2023.
All of the fees described above were approved in accordance with the Audit Committee pre-approval policy described below.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. During the years ended 2024 and 2023, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

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

Exhibits and Financial Statement Schedules
EXHIBITS

Exhibit No.		Description
1.1
Equity Distribution Agreement, dated as of November 14, 2022, by and among the Partnership, Delek Logistics GP, LLC, and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Partnership’s Form 8-K filed on November 14, 2022).

2.1
Contribution and Subscription Agreement, dated as of May 24, 2019, by and among Plains Pipeline, L.P., DKL Pipeline, LLC, and Red River Pipeline Company LLC (incorporated by reference to Exhibit 2.1 to the Partnership's Form 8-K filed on May 28, 2019).

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
2.5
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy - New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Form 8-K filed on April 11, 2022).

2.6
Contribution Agreement dated August 5, 2024, between Delek US Energy, Inc. and Delek Logistics Partners, LP (incorporated by reference to Exhibit 2.1 to the Partnership’s Form 10-Q filed on August 7, 2024).

2.7
Purchase and Sale Agreement, dated as of August 2, 2024, by and between H2O Midstream Holdings, LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 2.1 to Delek Logistics Partners, LP’s Form 8-K filed on August 7, 2024).

2.8
Membership Interest Purchase Agreement, dated as of December 11, 2024, by and between Gravity Water Holdings LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 2.1 to the Partnership's Form 8-K filed on December 13, 2024).

3.1		Certificate of Limited Partnership of Delek Logistics Partners, LP (incorporated by reference to Exhibit 3.1 to the Partnership's Form S-1 (File No. 333-182631) filed on July 12, 2012).
3.2
Third Amended and Restated Agreement of Limited Partnership of Delek Logistics Partners, LP dated September 11, 2024 (incorporated by reference to Exhibit 3.1 to the Partnership's Current Report on Form 8-K filed on September 13, 2024).

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

4.1		Description of the Common Units (incorporated by reference to Exhibit 4.1 to the Partnership's Form 10-K).
4.2
Indenture, dated as of May 24, 2021, among Delek Logistics Partners, LP, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank, N.A. (incorporated by reference to Exhibit 4.1 of the Partnership’s Form 8-K filed on May 25, 2021).

4.3		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Partnership’s Form 8-K filed on May 25, 2021).
4.4
Supplemental Indenture, dated as of May 27, 2022, among DKL Delaware Gathering, the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.9 of the Partnership's Form 10-K filed on March 1, 2023).

4.5
Second Supplemental Indenture, dated as of July 8, 2022, among the Partnership, Delek Logistics Finance Corp., the other guarantors, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.11 of the Partnership's Form 10-K filed on March 1, 2023).

4.6
Indenture, dated as of March 13, 2024, among the Partnership, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on March 13, 2024).

4.7		Form of 8.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Partnership's Form 8-K filed on March 13, 2024).
4.8
First Supplemental Indenture, dated as of April 17, 2024, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Partnership's Form 8-K filed on April 17, 2024).

4.9
Second Supplemental Indenture, dated as of August 16, 2024, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Partnership's Form 8-K filed on August 16, 2024).

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

102 |

Exhibits and Financial Statement Schedules

10.4
Amended and Restated Throughput and Tankage Agreement (El Dorado Terminal and Tankage) dated August 5, 2024, among DK Trading & Supply, LLC, Delek Logistics Operating, LLC, and, for limited purposes, Citigroup Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership's Form 10-Q filed on August 7, 2024).

10.5
Second Amendment and Restatement of the Throughput and Tankage Agreement (Tyler Terminal and Tankage) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 7, 2024).

10.6
Amended and Restated Throughput Agreement (El Dorado Rail Offloading Facility) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.4 to the Partnership's Form 10-Q filed on August 7, 2024).

10.7
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

10.8
Amended and Restated Pipelines and Tankage Agreement (East Texas Crude Logistics System) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.8 to the Partnership's Form 10-Q filed on August 7, 2024).

10.9
Second Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.6 to the Partnership's Form 10-Q filed on August 7, 2024).

10.10
Amended and Restated Pipelines and Storage Facilities Agreement dated August 5, 2024, among DK Trading & Supply, LLC, Delek Logistics Partners, LP, SALA Gathering Systems LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC, and, for limited purposes, Citigroup Energy, Inc. (incorporated by reference to Exhibit 10.7 to the Partnership's Form 10-Q filed on August 7, 2024).

10.11
Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.12
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.13
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US Holdings, Inc., and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on March 26, 2018).

10.14
Fourth Amended and Restated Omnibus Agreement dated August 5, 2024, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on August 7, 2024).

10.15	++
First Amended and Restated Limited Liability Company Agreement of Rangeland RIO Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.16	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.17
Transportation Services Agreement dated May 15, 2020 and effective May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on May 18, 2020).

10.18
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

10.19
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.20
Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the Partnership (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.21
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.22
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.4 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.23
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Delek Refining Ltd., DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.24
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.6 of the Partnership’s Form 10 Q filed on November 8, 2022).

103 |

Exhibits and Financial Statement Schedules

10.25	*
General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 5, 2016).

10.26	*
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.27	#	Form of Director Phantom Unit Award.
10.28	#	Form of Employee Phantom Unit Award.
10.29	#	Form of Employee Phantom Unit Award (alternative).
10.30	#	Form of Performance Based Phantom Unit Award.
10.31	#	Form of DKL Performance Based Phantom Unit Award (alternative).
10.32	*
Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-256954) filed on June 10, 2021).

10.33		Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.36 to the Partnership's Form 10-K filed on February 25, 2022).
10.34		Delek Logistics GP, LLC 2012 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.45 to the Partnership's Form 10-K filed on February 28, 2024).
10.35
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

10.36
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

10.37
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

10.38
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

10.39	#
Fifth Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 5, 2024, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents.

10.40	#
Sixth Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated February 3, 2025, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents.

10.41		Promissory Note dated November 6, 2023 by and among the Partnership and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on November 8, 2023).
10.42
Amended and Restated Tankage Agreement (Tyler Crude Storage Tank 701) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.5 to the Partnership's Form 10-Q filed on August 7, 2024).

10.43
Registration Rights Agreement, dated September 11, 2024, by and between H2O Midstream Holdings, LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 10.1 to Partnership’s Current Report on Form 8-K filed on September 13, 2024).

10.44
Registration Rights Agreement, dated January 2, 2025, by and between Gravity Water Holdings LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on January 5, 2025).

10.45	#	Common Unit Purchase Agreement, dated February 19, 2025, by and between Delek Logistics Partners, LP and Delek US Holdings, Inc.
19.1	#	Delek Logistics Partners, LP Insider Trading Policy.
21.1	#	Subsidiaries of Registrant.
22.1	#	Subsidiary Guarantors of Delek Logistics Partners LP.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Public Accounting Firm (Weaver and Tidwell, L.L.P.).
31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

104 |

Exhibits and Financial Statement Schedules

31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Delek Logistics Partners, LP Clawback Policy (incorporated by reference to Exhibit 97 to the Partnership's Form 10-K filed on February 28, 2024).
99.1	#	Report of Independent Public Accounting Firm - Red River Pipeline Company LLC.
Weaver and Tidwell, L.L.P. (PCAOB ID: 410) - Houston, Texas
101	<
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2024, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (v) Notes to Consolidated Financial Statements.

104		The cover page from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2024, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.
++	Confidential treatment has been requested and granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Omitted portions have been filed separately with the Securities and Exchange Commission.
<	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

105 |

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2024 and 2023 and
For Each of the Three Years Ended December 31, 2024, 2023 and 2022

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

F-1 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Red River Pipeline Company LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company LLC is stated at $136.5 million and $141.1 million as of December 31, 2024 and 2023, respectively, and the Partnership’s equity in the net income of Red River Pipeline Company LLC is stated at $20.4 million in 2024, $18.7 million in 2023 and $20.5 million in 2022. Those financial statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company LLC, is based solely on the report of other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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

F-2 |

Acquisition of H2O Midstream
Description of the Matter	During 2024, the Partnership completed its acquisition of H2O Midstream for net consideration of approximately $229.7 million as disclosed in Note 3. The transaction was accounted for as a business combination. The Partnership allocated the purchase price, to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset of $24.2 million.

Auditing the Partnership's accounting for its acquisition of H2O Midstream was complex due to the estimation required by management to determine the fair value of the customer relationships using the income approach. The estimation uncertainty was primarily due to the sensitivity of the fair value of the customer relationships to underlying significant assumptions in future volume projections from existing H2O Midstream customers and the discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Company's accounting for business combinations, including controls over the significant assumptions identified above.

Our audit procedures included, among others, assessing the appropriateness of the valuation methodologies used, evaluating the significant assumptions, and evaluating the completeness and accuracy of underlying data supporting the significant assumptions used in the valuation of the customer relationships. For example, we compared the significant assumptions to current industry, market and economic data. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of customer relationships that would result from the changes in the assumptions. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies used by the Partnership and significant assumptions used in the valuation of the customer relationships intangible assets acquired.
/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.
Nashville, Tennessee
February 26, 2025

F-3 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on Internal Control over Financial Reporting
We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of H2O Midstream, which is included in the 2024 consolidated financial statements of the Company and constituted 12.0% of total assets as of December 31, 2024, and 2.1% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of H2O Midstream.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 26, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 26, 2025

F-4 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Balance Sheets thousands, except unit and per unit data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,384	$3,755
Accounts receivable	54,725	41,131
Accounts receivable from related parties	33,313	28,443
Lease receivable - affiliate	22,783	—
Inventory	5,427	2,264
Other current assets	24,260	676
Total current assets	145,892	76,269
Property, plant and equipment:
Property, plant and equipment	1,375,391	1,320,510
Less: accumulated depreciation	(311,070)	(384,359)
Property, plant and equipment, net	1,064,321	936,151
Equity method investments	317,152	241,337
Customer relationship intangibles, net	186,911	181,336
Marketing contract intangible, net	—	102,155
Other intangibles, net	94,547	59,536
Goodwill	12,203	12,203
Operating lease right-of-use assets	16,654	19,043
Net lease investment - affiliate	193,126	—
Other non-current assets	10,753	14,216
Total assets	$2,041,559	$1,642,246
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$41,380	$26,290
Current portion of long-term debt	—	30,000
Interest payable	30,665	5,805
Excise and other taxes payable	6,764	10,321
Current portion of operating lease liabilities	5,340	6,697
Accrued expenses and other current liabilities	4,629	11,477
Total current liabilities	88,778	90,590
Non-current liabilities:
Long-term debt, net of current portion	1,875,397	1,673,789
Operating lease liabilities, net of current portion	6,004	8,335
Asset retirement obligations	15,639	10,038
Other non-current liabilities	20,213	21,363
Total non-current liabilities	1,917,253	1,713,525

Equity (Deficit):
Common unitholders - public; 17,374,618 units issued and outstanding at December 31, 2024 (9,299,763 at December 31, 2023)	440,957	160,402
Common unitholders - Delek Holdings; 34,111,278 units issued and outstanding at December 31, 2024 (34,311,278 at December 31, 2023)	(405,429)	(322,271)
Total equity (deficit)	35,528	(161,869)
Total liabilities and equity (deficit)	$2,041,559	$1,642,246
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2024	2023	2022
Net revenues
Affiliate (1)	$517,782	$563,803	$479,411
Third party	422,854	456,606	556,996
Net revenues	940,636	1,020,409	1,036,407
Cost of sales:
Cost of materials and other - affiliate (1)	349,321	396,333	496,184
Cost of materials and other - third party	134,414	136,294	145,179
Operating expenses (excluding depreciation and amortization presented below)	122,020	115,682	85,438
Depreciation and amortization	91,135	87,136	60,210
Total cost of sales	696,890	735,445	787,011
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	714	2,419	2,869
General and administrative expenses	35,944	24,766	34,181
Depreciation and amortization	5,240	5,248	2,778
Impairment of goodwill	—	14,848	—
Other operating income, net	(978)	(1,266)	(114)
Total operating costs and expenses	737,810	781,460	826,725
Operating income	202,826	238,949	209,682
Interest income	(47,792)	—	—
Interest expense	150,960	143,244	82,304
Income from equity method investments	(43,301)	(31,433)	(31,683)
Other income, net	(205)	(303)	(373)
Total non-operating expenses, net	59,662	111,508	50,248
Income before income tax expense	143,164	127,441	159,434
Income tax expense	479	1,205	382
Net income	142,685	126,236	159,052
Comprehensive income	142,685	126,236	159,052
Less: Preferred unitholder's interest in net income	768	—	$—
Net income attributable to limited partners	$141,917	$126,236	$159,052
Net income per limited partner unit:
Basic	$2.99	$2.90	$3.66
Diluted	$2.99	$2.89	$3.66
Weighted average limited partner units outstanding:
Basic	47,452,138	43,583,938	43,487,910
Diluted	47,479,248	43,611,314	43,511,650
(1) See Note 4 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)
(in thousands)

	Common - Public	Common - Delek Holdings	Total	Preferred

Balance at December 31, 2021	$166,067	$(270,059)	$(103,992)	$—
Cash distributions (1)	(35,868)	(135,219)	(171,087)	—
Net income	33,617	125,435	159,052	—
Delek Holdings unit sale to public	5,110	(5,110)	—	—
Issuance of units pursuant to the Equity Distribution Agreement	3,096	—	3,096	—
Other	97	2,134	2,231	—
Balance at December 31, 2022	172,119	(282,819)	(110,700)	—
Cash distributions (1)	(38,491)	(141,534)	(180,025)	—
Net income	26,857	99,379	126,236	—
Other	(83)	2,703	2,620	—
Balance at December 31, 2023	160,402	(322,271)	(161,869)	—
Cash distributions (1)	(57,078)	(147,615)	(204,693)	—
Net income	39,544	102,373	141,917	768
Issuance of units	297,855	—	297,855	70,000
Redemption of units	—	(97,949)	(97,949)	(70,768)
Contributions	—	56,910	56,910	—
Other	234	3,123	3,357	—
Balance at December 31, 2024	$440,957	$(405,429)	$35,528	$—
(1) Cash distributions include $0.3 million, $0.3 million and $0.2 million related to distribution equivalents on vested phantom units for the years ended December 31, 2024, 2023 and 2022, respectively.
.
See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$142,685	$126,236	$159,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,375	92,384	62,988
Non-cash lease expense	8,112	9,549	16,254
Amortization of marketing contract intangible	4,206	7,211	7,211
Amortization of deferred revenue	(3,038)	(1,755)	(1,775)
Amortization of deferred financing costs and debt discount	5,230	6,327	3,872
Impairment of Goodwill	—	14,848	—
Income from equity method investments	(43,301)	(31,433)	(31,683)
Dividends from equity method investments	42,922	28,729	22,954
Loss on extinguishment of debt	3,571	—
Other non-cash adjustments	(1,654)	2,697	2,718
Changes in assets and liabilities:
Accounts receivable	(6,950)	21,570	(9,071)
Inventories and other current assets	(620)	(131)	2,233
Accounts payable and other current liabilities	8,535	(20,729)	18,564
Accounts receivable/payable to related parties	(62,473)	(34,498)	(58,368)
Net investment in leases - affiliate	11,927	—	—
Non-current assets and liabilities, net	812	4,314	(2,781)
Net cash provided by operating activities	206,339	225,319	192,168
Cash flows from investing activities:
Asset acquisitions from Delek Holdings	(83,903)	—	—
Purchases of property, plant and equipment	(129,040)	(96,101)	(141,098)
Proceeds from sales of property, plant and equipment	9,875	1,717	143
Purchases of intangible assets	(2,753)	(4,247)	(5,597)
Business combinations	(182,535)	—	(625,622)
Distributions from equity method investments	4,277	9,002	1,737
Equity method investment contributions	(500)	—	—
Net cash used in investing activities	(384,579)	(89,629)	(770,437)
Cash flows from financing activities:
Distributions to common unitholders - public	(57,078)	(38,491)	(35,868)
Distributions to common unitholders - Delek Holdings	(147,615)	(141,534)	(135,219)
Proceeds from term debt	1,059,000	—	298,511
Payments on term debt	(531,250)	(18,750)	—
Proceeds from revolving facility	1,328,100	431,800	1,752,300
Payments on revolving facility	(1,673,200)	(371,800)	(1,289,800)
Redemption of preferred units	(70,768)	—	—
Proceeds from issuance of common units, net of underwriters' discount	297,855	—	3,096
Proceeds from other financing agreements	—	6,214	—
Payments on other financing agreements	(6,214)	—	—
Deferred financing costs paid	(18,122)	(4,468)	(8,206)
Other financing activities	(839)	(2,876)	(2,867)
Net cash provided by (used in) financing activities	179,869	(139,905)	581,947
Net increase (decrease) in cash and cash equivalents	1,629	(4,215)	3,678
Cash and cash equivalents at the beginning of the period	3,755	7,970	4,292
Cash and cash equivalents at the end of the period	$5,384	$3,755	$7,970

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$117,299	$136,420	$78,148
Income taxes	$—	$20	$43
Non-cash investing activities:
Equity attributable to W2W Holdings Acquisition	$(62,783)	$—	$—
Forgiveness of related party receivable in connection with W2W Holdings Acquisition	$60,000	$—	$—
Redemption of units in connection with the assignment of Big Spring Refinery Marketing Agreement	$(97,949)	$—	$—
Preferred units issued in connection with H2O Acquisition	$70,000	$—	$—
Increase (decrease) in accrued capital expenditures	$10,946	$(14,765)	$(10,428)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$3,665	$4,966	$12,717

See accompanying notes to the consolidated financial statements

F-8 |

Notes to the Consolidated Financial Statements
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
•The assets and investments reported in the gathering and processing segment provide crude oil gathering and crude oil, natural gas, intermediate and refined products logistics services as well as support our water disposal and recycling operations in service to Delek Holdings' refining operations and independent third parties .
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
•The investments in pipeline joint ventures segment include the Partnership's joint ventures investments discussed in Note 13.
Segment reporting is discussed in more detail in Note 14.

F-9 |

Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We maintain cash and cash equivalents in accounts with large U.S. financial institutions. Any highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. Allowance for doubtful accounts is based on a combination of historical experience and specific identification methods. Delek Holdings accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2024 and 2023.
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

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of 5 to 35 years. The amortization expense, with the exception of the marketing contract intangible, is included in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income. The marketing contract intangible was amortized on a straight-line basis over a 20-year period as a component of net revenues from affiliates. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired. Refer to Note 9 Other Intangible Assets for further information.
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
There was no impairment during the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, our annual assessment of goodwill resulted in an impairment of $14.8 million. Details of remaining goodwill balances by segment are included in Note 8.
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date in accordance with the provisions of ASC 805. Any excess or deficiency of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. The carrying value of each equity method investment is evaluated for impairment when conditions exist that indicate it is more likely than not that an impairment may have occurred, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. When impairment triggers are present, the fair value of the equity method investment is estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”), the estimated long term growth rate and weighted average cost of capital (“WACC”) as the discount rate. The market approach uses estimated EBITDA multiples for guideline comparable companies to estimate the fair value of the equity method investment. An impairment loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairment losses recorded on equity method investments for the years ended December 31, 2024, 2023 or 2022. Equity method investments are reported as part of the investments in pipeline joint ventures segment. See Note 13 for further information on our equity method investments.

F-11 |

Notes to Consolidated Financial Statements
Variable Interest Entities
Our consolidated financial statements include the financial statements of our subsidiaries and variable interest entities ("VIE"), of which we are the primary beneficiary. We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the VIE, and we record the investment as an equity method investment.
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
Environmental Expenditures
It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 30 years if a longer period is believed reasonably necessary. Such estimates may require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Estimated recoveries of costs from other parties are recorded on an undiscounted basis as assets when their realization is deemed probable. See Note 15 for further information on crude oil releases impacting our properties and related accruals.
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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Beginning balance	$10,038	$9,333
Acquisition	4,852	—
Liabilities settled	(171)	—
Accretion expense	920	705
Ending balance	$15,639	$10,038
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

F-12 |

Notes to Consolidated Financial Statements
Certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings are considered leases under ASC 842. As part of the adoption of ASC 842, as lessee, we applied the permitted practical expedient to not separate lease and non-lease components under the predominance principle to designated asset classes associated with the provision of logistics services. We have determined that the predominant component of the related agreements currently in effect is the lease component. Therefore, the combined component is accounted for under the applicable lease accounting guidance. Refer to Note 5 and Note 16 for further information.
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
Cost of Materials and Other and Operating Expenses
Cost of materials and other includes (i) all costs of purchased refined products, additives and related transportation of such products, (ii) costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance, and (iii) the cost of pipeline capacity leased from a third-party.
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
Depreciation and amortization is separately presented in our consolidated statements of income and disclosed by reportable segment in Note 14.
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
We have noncancelable operating leases primarily associated with rights-of-way and transportation equipment. Certain leases also include options to purchase the leased equipment. Certain of our lease agreements include rates based on equipment usage. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
As a lessor under ASC 842, we may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. The net investment in sales-type leases with related parties is recorded within lease receivable - affiliate and net lease investment - affiliate on the consolidated balance sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the leased assets. We regularly monitor the condition and usage of leased assets during the lease term. This includes periodic inspections and assessments of the asset’s remaining useful life, physical condition, and market demand. By closely tracking these factors, we are better able to anticipate the potential

F-13 |

Notes to Consolidated Financial Statements
impact on residual value and take proactive measures if necessary. Management assesses the net investment in sales-type leases for recoverability quarterly. See Note 16 for further information.
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
Net Income per Limited Partner Unit
Basic net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income by the weighted-average number of outstanding common units. Refer to Notes 6 and 11 for further discussion. Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2024, the only potentially dilutive units outstanding consist of unvested phantom units.
Comprehensive Income
Comprehensive income for the years ended December 31, 2024, 2023 and 2022 was equivalent to net income.
New Accounting Pronouncements Adopted During 2024
ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"), which amends the Accounting Standards Codification ("Codification") to remove references to various concepts statements and impacts a variety of topics in the Codification. The ASU is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Partnership adopted the provisions of ASU 2024-02 in 2024 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual or the group identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Partnership adopted the provisions of ASU 2023-07 in the fourth quarter of 2024 and resulted in additional segment reporting disclosure requirements but did not have a significant impact on our consolidated financial statements. See Note 14 for further information.

F-14 |

Notes to Consolidated Financial Statements
ASU 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The main provision of ASU 2023-06 is to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Partnership adopted the provisions of ASU 2023-06 in 2024 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires disaggregation of expenses into specific categories such as purchase of inventory, employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The adoption will not affect our financial position or our results of operations. The Partnership is currently evaluating the new disclosure requirements.

3. Acquisitions
Gravity Acquisition
On December 11, 2024, we entered into an agreement (the "Gravity Purchase Agreement") to acquire 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”) for a preliminary purchase price of $301.2 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash and 2,175,209 of common units. Upon execution of the Gravity Purchase Agreement, we made a cash deposit of $22.8 million, recorded in other current assets in the consolidated balance sheets, which was credited to the sale upon closing. The Gravity Acquisition closed on January 2, 2025.
H2O Midstream Acquisition
On September 11, 2024, we completed the acquisition of in which we acquired 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H2O Midstream Acquisition") from H2O Midstream Holdings, LLC. The H2O Midstream Acquisition included water disposal and recycling operations in the Midland Basin in Texas, for total consideration of $229.7 million, subject to customary adjustments for net working capital. The purchase price was comprised of $159.7 million in cash and $70.0 million of Preferred Units (as defined in Note 12). The cash portion was financed through a combination of cash on hand and borrowings under the DKL Credit Facility (as defined in Note 10 ).
For the year ended December 31, 2024, we incurred $7.4 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.
Our consolidated financial and operating results reflect the H2O Midstream Acquisition operations beginning September 11, 2024. Our results of operations included revenue and net income of $19.5 million and $8.3 million, respectively, for the period from September 11, 2024 through December 31, 2024 related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values.

F-15 |

Notes to Consolidated Financial Statements
Determination of Purchase Price
The table below presents the estimated purchase price (in thousands):

Base purchase price:	$230,000
Less: Adjusted Net Working Capital (as defined in the H2O Midstream Acquisition Agreement)	(2,596)
Plus: various closing adjustments	2,331
Adjusted purchase price	$229,735

Cash paid	$159,735
Fair value of Preferred Units issued	70,000
Preliminary purchase price	$229,735

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in thousands):

Assets acquired:
Accounts receivables	$6,644
Inventories	2,448
Other current assets	879
Property, plant and equipment	174,548
Operating lease right-of-use assets	2,058
Customer relationship intangible (1)	24,229
Other intangibles (1)	33,268
Other non-current assets	21
Total assets acquired	244,095

Liabilities assumed:
Accounts payable	1,833
Accrued expenses and other current liabilities	7,178
Current portion of operating lease liabilities	278
Asset retirement obligations	4,852
Operating lease liabilities, net of current portion	219
Total liabilities assumed	14,360
Fair value of net assets acquired	$229,735
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $24.2 million, which will be amortized over an 13.4 years useful life.
•Rights-of-way intangibles valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million which will be amortized over a 4.8 years useful life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of December 31, 2024. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.

F-16 |

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

	Year Ended December 31,
	2024	2023
(in thousands)
Net sales	$985,232	$1,107,103
Net income attributable to partners	$156,238	$142,376

Wink to Webster Pipeline Investment Acquisition
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds 50% equity interests in Wink to Webster Holdings, LLC ("W2W Holdings"), from a wholly owned subsidiary of Delek Holdings. W2W Holdings includes our 15.6% indirect interest in the Wink to Webster Pipeline, LLC joint venture ("Wink to Webster"), and related joint venture indebtedness. Wink to Webster owns and operates a long-haul crude oil pipeline system with origin points at Wink and Midland in the Permian Basin and delivery points at multiple Houston area locations. Total consideration was comprised of $83.9 million in cash (including $2.7 million post-closing adjustment), forgiveness of a $60.0 million receivable from Delek Holdings and 2,300,000 of common units representing limited partnership interest in us.
This acquisition was considered a transaction between entities under common control. Accordingly, the equity interests acquired were recorded at amounts based on Delek Holdings' historical carrying value as of the acquisition date. The carrying value of the equity interests as of the acquisition date was $81.1 million. Pursuant to common control guidance, we recorded a reduction to equity of $62.8 million, included in contributions in the accompanying consolidated statements of partners' equity (deficit), representing the net carrying amount of the equity interest acquired less the consideration paid. No value was assigned to the 2,300,000 common units issued. Prior periods have not been recast as these assets do not constitute a business in accordance with ASC 805.
Delaware Gathering Acquisition
On April 8, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Partnership, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC, related to crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin of New Mexico (the “Delaware Gathering Acquisition”). We completed the Delaware Gathering Acquisition on June 1, 2022. The purchase price for the Delaware Gathering Acquisition was $628.3 million, which was financed through a combination of cash on hand and borrowings under the DKL Credit Facility.
The Delaware Gathering Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.

F-17 |

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
On August 5, 2024, the Partnership amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. These amendments required the embedded leases within these agreements to be reassessed under ASC 842. As a result, certain leases were reclassified from operating leases to sales-type leases (see Note 16 for further information on sales-type leases).
These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at Delek Holdings' option and were effective as of July 1, 2024. The initial expiration dates for these agreements range from 2028 to 2036. Certain of these contracts have rate adjustments to be phased in over 2025 and 2026.
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
Pursuant to the terms of the Omnibus Agreement, we were reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the years ended December 31, 2024 and 2022. We were reimbursed a nominal amount during the year ended December 31, 2023. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2024 and 2023, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expenses. There were no reimbursements for these matters during the years ended December 31, 2024, 2023 and 2022.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $42.3 million, $31.0 million and $34.6 million pursuant to the Partnership Agreement during the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.

F-18 |

Notes to Consolidated Financial Statements
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2024. Total fees paid to the Partnership were $1.5 million, $1.6 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are recorded in affiliate revenue in our consolidated statements of income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Delek Holdings Unit Sale to Public
On December 22, 2021, Delek Holdings issued a press release regarding a program to sell up to 434,590 common limited partner units representing limited partner interests in the Partnership. We will not sell any securities under this program and we will not receive any proceeds from the sale of the securities by Delek Holdings. For the year ended December 31, 2022, Delek Holdings sold 385,522 common limited partner units for gross proceeds of $16.4 million ($13.6 million, net of taxes).
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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues	$517,782	$563,803	$479,411
Purchases from Affiliates	$349,321	$396,333	$496,184
Interest income from sales-type leases	$47,709	$—	$—
Operating and maintenance expenses	$64,778	$64,636	$53,803
General and administrative expenses	$12,040	$14,908	$13,565

F-19 |

Notes to Consolidated Financial Statements
Quarterly Cash Distribution

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 12, 2024	$36,198
May 15, 2024	36,713
August 14, 2024	37,181
November 14, 2024	37,523
Total	$147,615

February 9, 2023	$34,998
May 15, 2023	35,169
August 14, 2023	35,512
November 13, 2023	35,855
Total	$141,534

February 8, 2022	$33,829
May 12, 2022	33,625
August 11, 2022	33,797
November 10, 2022	33,968
Total	$135,219

5. Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil and natural gas; for storing intermediate products and feed stocks; for water disposal and recycling services; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, natural gas, intermediate and refined products transportation services for, and terminalling and marketing services to, and water disposal and recycling services to third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 55.0%, 55.3% and 46.3% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Year Ended December 31, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$75,353	$—	$8,879	$84,232
Service Revenue - Affiliate (1)	14,111	23,857	54,869	92,837
Product Revenue - Third Party	108,603	230,019	—	338,622
Product Revenue - Affiliate	16,548	131,881	—	148,429
Lease Revenue - Affiliate	150,104	65,765	60,647	276,516
Total Revenue	$364,719	$451,522	$124,395	$940,636

F-20 |

Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$60,471	$—	$11,329	$71,800
Service Revenue - Affiliate (1)	9,730	48,618	55,691	114,039
Product Revenue - Third Party	98,102	286,704	—	384,806
Product Revenue - Affiliate	15,699	122,969	—	138,668
Lease Revenue - Affiliate	187,108	47,410	76,578	311,096
Total Revenue	$371,110	$505,701	$143,598	$1,020,409

	Year ended December 31, 2022
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$29,199	$—	$21,614	$50,813
Service Revenue - Affiliate (1)	16,458	32,593	—	49,051
Product Revenue - Third Party	90,383	415,800	—	506,183
Product Revenue - Affiliate	52,692	90,298	—	142,990
Lease Revenue - Affiliate	116,695	50,193	120,482	287,370
Total Revenue	$305,427	$588,884	$142,096	$1,036,407
(1) Net of $4.2 million of amortization expense for the year ended December 31, 2024 and $7.2 million of amortization expense for the both years ended December 31, 2023 and 2022, related to the marketing contract intangible recorded in the wholesale marketing and terminalling segment.

As of December 31, 2024, we expect to recognize approximately $1.0 billion in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of December 31, 2024 were as follows (in thousands):

2025	$218,931
2026	200,432
2027	200,432
2028	154,123
2029 and thereafter	265,462
Total expected revenue on remaining performance obligations	$1,039,380

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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of December 31, 2024, 2023 and 2022, the only potentially dilutive units outstanding consist of unvested phantom units.

F-21 |

Notes to Consolidated Financial Statements
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2024	2023	2022
Net income	$142,685	$126,236	$159,052
Less:
Limited partners' distribution declared on common units	204,407	179,774	170,877
Distributions declared on preferred units	768	—	—
Undistributed net loss	$(62,490)	$(53,538)	$(11,825)

Limited partners' earnings on common units:
Distributions	$204,407	$179,774	$170,877
Allocation of undistributed net loss	(62,490)	(53,538)	(11,825)
Total limited partners' earnings on common units	$141,917	$126,236	$159,052

Weighted average limited partner units outstanding, basic	47,452,138	43,583,938	43,487,910
Dilutive effect of unvested phantom units	27,110	27,376	23,740
Weighted average limited partner units outstanding, diluted	47,479,248	43,611,314	43,511,650
Net income per limited partner unit:
Basic	$2.99	$2.90	$3.66
Diluted (1)	$2.99	$2.89	$3.66
(1) There were 18,945, 41,790 and 7,511 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the years ended December 31, 2024, 2023 and 2022, respectively.

7.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2024	2023
Land	$17,052	$17,367
Building and building improvements	5,072	5,072
Pipelines, tanks and terminals	1,197,615	1,228,676
Asset retirement obligation assets	2,073	2,073
Other equipment	27,426	27,604
Construction in progress	126,153	39,718
Property, plant and equipment	1,375,391	1,320,510
Less: accumulated depreciation	(311,070)	(384,359)
Property, plant and equipment, net	$1,064,321	$936,151
Depreciation expense was $76.4 million, $72.6 million and $51.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

F-22 |

Notes to Consolidated Financial Statements
8.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2024, 2023, and 2022.
For the years ended December 31, 2024 and 2022, we performed a qualitative assessment. The annual impairment review resulted in the determination that no indicators of impairment of goodwill were present.
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
For the quantitative assessment, we estimated the value of each of the reporting unit using a discounted cash flows ("DCF") analysis. The significant assumptions that were used to develop the estimates of the fair values under the DCF method included management’s best estimates of the discount rate of 16% as well as estimates of future cash flows, which are impacted primarily by volume and EBITDA projections. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. The fair value measurements for the individual reporting units represent Level 3 measurements.
Accumulated goodwill impairment was $14.8 million as of December 31, 2024 and 2023.
A summary of our goodwill by segment is as follows (in thousands):

	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Total
December 31, 2022	$19,003	$7,499	$549	$27,051
Goodwill Impairment	(14,848)	—	—	(14,848)
December 31, 2023	4,155	7,499	549	12,203
December 31, 2024	$4,155	$7,499	$549	$12,203

9.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

		As of December 31, 2024			As of December 31, 2023
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	11.6 - 13.4 years	$234,231	$(47,320)	$186,911	$210,000	$(28,664)	$181,336
Marketing contract	20 years	—	—	—	144,219	(42,064)	102,155
Rights-of-way assets	8 - 35 years	14,892	(1,778)	13,114	14,892	(1,078)	13,814
Favorable contract	4.8 years	4,775	(307)	4,468	—	—	—
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	76,965		76,965	45,722		45,722
Total		$330,863	$(49,405)	$281,458	$414,833	$(71,806)	$343,027

Amortization of the rights-of-way assets and customer relationships intangibles assets was $19.6 million, $18.7 million and $10.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income. Amortization of the marketing contract was $4.2 million during the year ended December 31, 2024 and $7.2 million during the years ended December 31, 2023 and 2022 and is included as a reduction of net revenue in the accompanying consolidated statements of income and comprehensive income. This marketing contract intangible was transferred to Delek Holdings in conjunction with assignment agreement entered into on August 5, 2024; see Note 4 for additional information.

F-23 |

Notes to Consolidated Financial Statements
Amortization expense for the next five years is estimated to be as follows (in thousands):

2025	$21,618
2026	$21,618
2027	$21,618
2028	$21,618
2029	$21,059

10. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	December 31, 2024	December 31, 2023
DKL Revolving Facility	$435,400	$780,500
DKL Term Facility	—	281,250
2029 Notes	1,050,000	—
2028 Notes	400,000	400,000
2025 Notes	—	250,000
Principal amount of long-term debt	1,885,400	1,711,750
Less: Unamortized discount and premium and deferred financing costs	10,003	7,961
Total debt, net of unamortized discount and premium and deferred financing costs	1,875,397	1,703,789
Less: Current portion of long-term debt and notes payable	—	30,000
Long-term debt, net of current portion	$1,875,397	$1,673,789

DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with Fifth Third, as administrative agent and a syndicate of lenders with an original principal of $300.0 million (the "DKL Term Loan Facility"). On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (the "DKL Credit Facility"), (together, the “Amendments”) which among other things added a maturity acceleration clause which would accelerate the maturity of the DKL Term Facility to 180 days prior to the stated maturity date of the 2025 Notes if any of the 2025 Notes remained outstanding on that date. The DKL Term Facility had a final maturity date of and principal due on April 15, 2025. The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. At the Partnership's option, borrowings bore interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year of the DKL Term Loan Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings included a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At December 31, 2023, the weighted average borrowing rate was approximately 9.46%. Debt extinguishment costs were $2.1 million and are recorded in interest expense, net in the accompanying consolidated statements of income and comprehensive income.
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
Borrowings under the DKL Revolving Facility bear interest at the election of the Partnership at either a U.S. dollar prime rate, plus an applicable margin ranging from 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. Unused revolving commitments under the DKL Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% depending on the Partnership’s Total Leverage Ratio, currently at 0.40% per annum. As of December 31, 2024 and December 31, 2023, the weighted average interest rate was 7.27% and 8.46%, respectively.
Borrowings under the DKL Term Facility bore interest at the election of the Partnership at either a U.S. dollar prime rate, plus an applicable margin of 2.50% for the first year of the DKL Term Facility and 3.00% for the second year of the DKL Term Facility, or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin of 3.50% for

F-24 |

Notes to Consolidated Financial Statements
the first year of the Term Facility and 4.00% for the second year of the DKL Term Facility. At December 31, 2023, the weighted average borrowing rate was approximately 9.46%.
The DKL Credit Facility contains affirmative and negative covenants and events of default, which the Partnership considers customary and are similar to those in our predecessor DKL Credit Facility. We believe we were in compliance with all covenant requirements as of December 31, 2024. Under the financial covenants in the DKL Credit Facility, the Partnership cannot:
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
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of December 31, 2024 and December 31, 2023 approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of December 31, 2024, we were in compliance with covenants on all of our debt instruments.
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

F-25 |

Notes to Consolidated Financial Statements
We recorded $17.5 million of debt issuance costs which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying consolidated statements of income and comprehensive income. The premium recognized for the Additional 2029 Notes was $9.0 million which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2024, the effective interest rate was 8.82%. The estimated fair value of the 2029 Notes was $1,086.9 million as of December 31, 2024, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
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
As of December 31, 2024, the effective interest rate was 7.38%. The estimated fair value of the 2028 Notes was $399.1 million and $380.4 million as of December 31, 2024 and December 31, 2023, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. Concurrent with the issuance of the 2029 Notes, the Partnership made a cash tender offer (the "Offer") for all of the outstanding 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Partnership received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and are recorded in interest expense, net in the accompanying consolidated statements of income and comprehensive income. The estimated fair value of the 2025 Notes was $248.7 million as of December 31, 2023, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
Principal maturities of the Partnership's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2024 (in thousands):

Year Ended December 31,	Total
2025	$—
2026	—
2027	435,400
2028	400,000
2029	1,050,000
Thereafter	—
Total	$1,885,400

F-26 |

Notes to Consolidated Financial Statements
11. Equity
We had 17,374,618 common limited partner units held by the public outstanding as of December 31, 2024. Additionally, as of December 31, 2024, Delek Holdings owned an 66.3% limited partner interest in us, consisting of 34,111,278 common limited partner units.
On October 10, 2024, the Partnership completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.6 million and were used to redeem the Preferred Units (defined below) and repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $6.6 million.
On April 25, 2024, we filed a shelf registration statement with the SEC, which provides the Partnership the ability to offer up to $500.0 million of our common limited partner units from time to time and through one or more methods of distribution, subject to market conditions and our capital needs.
On March 12, 2024, the Partnership completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The net proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility. Underwriting discounts totaled $5.5 million.
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
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2022 through December 31, 2024.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2021	8,774,053	34,696,800	43,470,853
Delek Holdings resale of units	385,522	(385,522)	—
Unit-based compensation awards (1)	38,538	—	38,538
Issuance of units pursuant to the Equity Distribution Agreement	59,192	—	59,192
Balance at December 31, 2022	9,257,305	34,311,278	43,568,583
Unit-based compensation awards (1)	42,458	—	42,458
Balance at December 31, 2023	9,299,763	34,311,278	43,611,041
Unit-based compensation awards (1)	67,364	—	67,364
Equity offering units issued	8,007,491	—	8,007,491
Redemption of units associated with BSR Marketing Agreement	—	(2,500,000)	(2,500,000)
Issuance of units in connection with W2W Acquisition	—	2,300,000	2,300,000
Balance at December 31, 2024	17,374,618	34,111,278	51,485,896
(1) Unit-based compensation awards are presented net of 24,056, 18,694 and 12,224 units withheld for taxes as of December 31, 2024, 2023 and 2022, respectively.

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

F-27 |

Notes to Consolidated Financial Statements
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2021	$0.975	$42,384
March 31, 2022	$0.980	$42,604
June 30, 2022	$0.985	$42,832
September 30, 2022	$0.990	$43,057
December 31, 2022	$1.020	$44,440
March 31, 2023	$1.025	$44,664
June 30, 2023	$1.035	$45,112
September 30, 2023	$1.045	$45,558
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302

12. Preferred Units
On September 11, 2024 (the “Closing Date”), the Partnership issued 70,000 preferred units (“Preferred Units”) in connection with the H2O Midstream Acquisition for an amount equal to $70.0 million.
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
As a result of our public offering of common units completed on October 10, 2024, the Partnership redeemed all 70,000 of the Preferred Units for at a redemption price of $1,000 per unit. Total redemption payment was $70.8 million, including payment made for pro-rata distributions.
For a summary of changes in the Preferred Units balance for 2024, see the consolidated statements of partners' equity (deficit).

13. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P, which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. Additionally, we have two pipeline joint ventures, in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics") to operate the other pipeline system.
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds 50% equity interests in W2W Holdings, from a wholly owned subsidiary of Delek Holdings. Our interest in W2W Holdings includes a 15.6% indirect interest in the Wink to Webster joint venture, and related joint venture indebtedness.
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
Distributions received from WWP are first applied to service the debt of W2W Holdings wholly owned finance LLC, with excess distributions made to the W2W Holdings members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the W2W Holdings members under the W2W Holdings LLC Agreement are guaranteed by the parents of the member entities.

F-28 |

Notes to Consolidated Financial Statements
As of December 31, 2024, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment.
Summarized financial information for W2W Holdings on a 100% basis is shown below (in thousands):

As of December 31, 2024
Current Assets	$193
Non-current Assets	$702,910
Current liabilities	$56,074
Non-current liabilities	$481,189

Year Ended December 31,
2024
Revenues	$88,603
Gross profit	$88,603
Operating income	$88,293
Net income	$59,442

Combined summarized financial information for the three remaining joint ventures on a 100% basis is shown below (in thousands):

	As of December 31, 2024	As of December 31, 2023
Current Assets	$44,655	$55,948
Non-current Assets	$588,441	$607,002
Current liabilities	$9,889	$8,994
Non-current liabilities	$572	$63

	Years Ended December 31,
	2024	2023	2022
Revenues	$134,736	$139,699	$140,634
Gross profit	$85,955	$89,132	$88,575
Operating income	$82,708	$84,349	$85,096
Net income	$84,131	$85,636	$85,311

The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of December 31, 2024	As of December 31, 2023
Red River	$136,455	$141,091
W2W Holdings	86,117	—
CP LLC	59,252	61,273
Andeavor Logistics	35,328	38,973
Total Equity Method Investments	$317,152	$241,337

14. Segment Data
We aggregate our operating segments into four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other segment. The Partnership defines its segments based on how internally reported financial information is regularly reviewed by its chief operating decision maker ("CODM") to analyze financial performance, make decisions and allocate resources.

F-29 |

Notes to Consolidated Financial Statements
The CODM is the President of the Partnership. The CODM evaluates performance based on EBITDA for planning and forecasting purposes. The CODM considers budget to actual variances on a monthly basis when making decisions about allocation of operating and capital resources to each segment. EBITDA is an important measure used by management to evaluate the financial performance of our core operations. EBITDA is not a GAAP measure, but the components of EBITDA are computed using amounts that are determined in accordance with GAAP. A reconciliation of EBITDA to Net Income is included in the tables below. We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our accompanying consolidated statements of income and comprehensive income.
Assets by segment are not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Year Ended December 31, 2024
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$180,763	$221,503	$115,516	$—	$—	$517,782
Third party	183,956	230,019	8,879	—	—	422,854
Total revenue	$364,719	$451,522	$124,395	$—	$—	$940,636
Cost of materials and other	77,037	349,049	57,539	—	110	483,735
Operating expenses	80,317	14,820	18,299	—	9,298	122,734
Income from equity method investments	—	—	—	(43,301)	—	(43,301)
Other segment items (3)	215	(4,076)	232	—	34,184	30,555
Segment EBITDA	$207,150	$91,729	$48,325	$43,301	$(43,592)	$346,913
Depreciation and amortization	80,144	5,256	7,609	—	3,366	96,375
Amortization of marketing contract intangible	—	4,206	—	—	—	4,206
Interest income	(23,338)	(8,546)	(15,908)	—	—	(47,792)
Interest expense	—	—	—	—	150,960	150,960
Income tax expense						479
Net income						$142,685

Capital spending (2)	$128,927	$2,727	$8,332	$—	$—	$139,986

	Year Ended December 31, 2023
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$212,537	$218,997	$132,269	$—	$—	$563,803
Third party	158,573	286,704	11,329	—	—	456,606
Total revenue	$371,110	$505,701	$143,598	$—	$—	$1,020,409
Cost of materials and other	83,118	388,536	63,710	—	(2,737)	532,627
Operating expenses	75,136	17,796	18,104	9	7,056	118,101
Income from equity method investments	—	—	—	(31,433)	—	(31,433)
Other segment items (3)	13,393	(7,143)	(2,066)	—	26,650	30,834
Segment EBITDA	$199,463	$106,512	$63,850	$31,424	$(30,969)	$370,280
Depreciation and amortization	72,181	7,055	9,839	—	3,309	92,384
Amortization of marketing contract intangible	—	7,211	—	—	—	7,211
Interest expense	—	—	—	—	143,244	143,244
Income tax expense						1,205
Net income						$126,236

Capital spending (2)	$74,683	$2,111	$4,548	$—	$—	$81,342

F-30 |

Notes to Consolidated Financial Statements

	Year ended December 31, 2022
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$185,845	$173,084	$120,482	$—	$—	$479,411
Third party	119,582	415,800	21,614	—	—	556,996
Total revenue	$305,427	$588,884	$142,096	$—	$—	$1,036,407
Cost of materials and other	81,525	491,453	66,953	—	1,432	641,363
Operating expenses	48,211	19,458	17,843	—	2,795	88,307
Income from equity method investments	—	—	—	(31,683)	—	(31,683)
Other segment items (3)	441	(5,125)	1,031		30,136	26,483
Segment EBITDA	$175,250	$83,098	$56,269	$31,683	$(34,363)	$311,937
Depreciation and amortization	47,206	6,308	8,591	—	883	62,988
Amortization of marketing contract intangible	—	7,211	—	—	—	7,211
Interest expense	—	—	—	—	82,304	82,304
Income tax expense						382
Net income						$159,052

Capital spending (2)	$122,594	$1,548	$6,528	$—	$—	$130,670
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible.
(2) Capital spending includes additions on an accrual basis.
(3) Other segment items include general and administrative expense, gain on disposal of assets, other income, net and the amortization of the marketing contract intangible in the wholesale marketing and terminalling segment. Additionally, our gathering and processing segment includes $14.8 million of goodwill impairment expense for the year ended December 31, 2023.

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
Texas Department of Transportation Settlement
Beginning in August 2023, the Partnership was involved in litigation with the State of Texas Department of Transportation. The subject of the litigation was the expansion of the highway where the Partnership's Nettleton Station is situated. As a result of this expansion, two tanks owned by the Partnership were impacted. This litigation was settled in the second quarter of 2024 and resulted in the Partnership recovering $8.3 million in condemnation proceeds, which are recorded in other operating income, net in the accompanying consolidated statements of income and comprehensive income.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices and pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. The State of Mexico promulgated new regulations to limit emissions from oil and gas operations in 2022. The cost to comply is not expected to be material. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, saltwells, trucks and related operations, and may be subject to revocation, modification and renewal.

F-31 |

Notes to Consolidated Financial Statements
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

16. Leases
Lessee
We have noncancelable operating leases primarily associated with rights-of-way and transportation equipment. Our remaining lease terms range from less than one year to 41 years with renewal options ranging from 3 to 40 years, and some agreements have multiple renewal options.
The components of lease cost are as follows (in thousands) (1):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$10,370	$11,533	$12,054
Short-term lease cost	7,359	5,031	2,541
Variable lease cost	1,261	3,826	4,803
Total lease cost	$18,990	$20,390	$19,398

(1) Includes an immaterial amount of financing lease cost.

Supplemental balance sheet information related to leases is as follows:

		Years Ended December 31,
		2024	2023
Weighted-average remaining lease term (years) for operating leases		3.4	3.5
Weighted-average discount rate (1) operating leases		7.4%	7.3%
Weighted-average remaining lease term (years) for finance lease		3.5	3.6
Weighted-average discount rate (1) finance lease		8.4%	7.2%

(1) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Supplemental cash flow and other information related to leases are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8,101)	$(9,588)	$(12,054)
Leased assets obtained in exchange for new operating lease liabilities	$3,665	$3,804	$12,682
Leased assets obtained in exchange for new financing lease liabilities	$—	$1,162	$35

F-32 |

Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

Year Ended December 31,	Operating	Finance
2025	$5,924	$283
2026	2,871	263
2027	1,906	263
2028	905	154
2029	234	—
2030 and thereafter	984	—
Total lease payments	12,824	963
Less: present value discount	1,480	127
Lease liabilities	$11,344	$836

Lessor
We are the lessor under certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings. These agreements have remaining terms ranging from 3 to 12 years with renewal options ranging from 2 to 10 years, and some agreements have multiple renewal options. Revenue from these leases are recorded in affiliate revenue in the consolidated statements of income. For details on Lease Revenue, see Note 5.
During 2024, we executed renewals to certain agreements between DKL and Delek Holdings. The renewals required the embedded leases within these agreements to be reassessed under ASC 842. As a result of these lease assessments, certain leases were reclassified from an operating lease to a sales-type lease. Accordingly, the underlying property, plant and equipment, net, and associated deferred revenue, if any, were derecognized and the present value of the future lease payments and the unguaranteed residual value of the assets were recorded as a net investment in sales-type lease during the respective periods.
The net investment in sales-type leases is recorded utilizing the estimated fair value of the underlying leased assets at contract modification date and are nonrecurring fair value measurements. The leased assets were valued using a cost method valuation approach which utilizes Level 3 inputs.
We recognized any billings in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in Net Revenues - Affiliate in the accompanying consolidated statements of income and comprehensive income.
Lease income included in the consolidated statements of income and comprehensive income was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating leases:
Lease revenue	$268,843	$311,096	$287,370
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	47,709	—	—
Lease revenue (Revenue from variable lease payments)	7,673	—	—
Sales-type lease income	$55,382	$—	$—

We did not elect to use the practical expedient to combine lease and non-lease components for lessor arrangements. The tables below represent the portion of the contracts allocated to the lease component based on relative standalone selling price.
The following presents the consolidated financial statement impact of sales-type leases on commencement or modification date for the year ended December 31, 2024. There were no amounts recognized for the year ended December 31, 2023. These transactions are non-cash transactions. The amount recognized on commencement date was recorded in contributions in the consolidated statements of partners' equity (deficit), given the underlying agreements are between entities under common control.

Year Ended December 31,
(in thousands)	2024
Lease receivables	$217,263
Unguaranteed residual assets	10,573
Property, plant and equipment, net	(108,143)
Amount recognized on commencement date	$119,693

F-33 |

Notes to Consolidated Financial Statements
The following is a schedule of annual undiscounted minimum future lease cash receipts on the non-cancelable operating leases as of December 31, 2024 (in thousands):

2025	$108,376
2026	105,957
2027	93,867
2028	63,306
2029	57,194
2030 and thereafter	16,258
Total minimum future lease revenue	$444,958

Annual future minimum undiscounted lease receipts under our sales-type leases were as follows as of December 31, 2024 (in thousands):

2025	$104,323
2026	83,926
2027	78,858
2028	78,858
2029	78,858
2030 and thereafter	262,763
Total minimum future lease revenue	687,586
Less: Imputed interest	483,783
Lease receivable (1)	$203,803

Current lease receivables (2)	$22,783
Long-term lease receivables (3)	$181,020
Unguaranteed residual assets (3)	$12,106
(1) This amount does not include the unguaranteed residual assets.
(2) Presented in Lease receivable - affiliate, in the consolidated balance sheets.
(3) Presented in Net lease investment - affiliate in the consolidated balance sheets.

The following table summarized our investment in assets held under operating lease by major classes (in thousands):

	December 31,
	2024	2023
Land	$11,643	$14,946
Building and building improvements	387	853
Pipelines, tanks and terminals	419,528	664,567
Other equipment	2,229	3,856
Property, plant and equipment	433,787	684,222
Less: accumulated depreciation	143,961	253,955
Property, plant and equipment, net	$289,826	$430,267

Capital expenditures related to assets subject to sales-type lease arrangements were $0.6 million for the year ended December 31, 2024. There were no capital expenditures related to assets subject to sales-type lease arrangements for both the years ended December 31, 2023 and 2022. These amounts are reflected as additions to property, plant and equipment in the consolidated statements of cash flows.

17. Subsequent Events
Distribution Declaration
On January 24, 2025, our general partner's board of directors declared a quarterly cash distribution of $1.105 per unit, payable on February 11, 2025, to unitholders of record on February 4, 2025.

F-34 |

Unit Buyback Authorization
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants.

F-35 |

Form 10-K Summary
ITEM 16. FORM 10-K SUMMARY
None.

106 |

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
    Delek Logistics Partners, LP
by and through its general partner, Delek Logistics GP, LLC

By: /s/ Reuven Spiegel
Reuven Spiegel
Director, Executive Vice President, Delek Logistics, and Chief Financial Officer

Dated: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025:
/s/ Avigal Soreq
Avigal Soreq
President
(Principal Executive Officer)
/s/ Reuven Spiegel
Reuven Spiegel
Director, Executive Vice President, Delek Logistics, and Chief Financial Officer
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