Form 10-Q
period 2025-03-31
Delek Logistics Partners, LP
filed 2025-05-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2025, there were 53,440,788 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			45	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		45	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partners' Equity
	6	Condensed Consolidated Statements of Cash Flows		45	Item 2. Unregistered sale of equity and use of proceeds
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	45	Item 5. Other Information
		7	Note 2 - Acquisitions
		11	Note 3 - Related Party Transactions	47	Item 6. Exhibits
		13	Note 4 - Revenues
		13	Note 5 - Net Income Per Unit	48	Signatures
		14	Note 6 - Long-Term Obligations
		16	Note 7 - Equity
		16	Note 8 - Equity Method Investments
		17	Note 9 - Segments
		19	Note 10 - Commitments and Contingencies
		19	Note 11 - Leases
		20	Note 12 - Subsequent Events

21	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	31	Summary of Financial and Other Information
	32	Results of Operations
		32	Consolidated
		34	Gathering and Processing
		36	Wholesale Marketing and Terminalling
		39	Storage and Transportation
		40	Investments in Pipeline Joint Ventures
	40	Liquidity and Capital Resources

44	Item 3. Quantitative and Qualitative Disclosures about Market Risk

44	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(thousands, except unit and per unit data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,107	$5,384
Accounts receivable	68,650	54,725
Accounts receivable from related parties	54,902	33,313
Lease receivable - affiliate	21,065	22,783
Inventory	8,659	5,427
Other current assets	1,528	24,260
Total current assets	156,911	145,892
Property, plant and equipment:
Property, plant and equipment	1,653,350	1,375,391
Less: accumulated depreciation	(331,367)	(311,070)
Property, plant and equipment, net	1,321,983	1,064,321
Equity method investments	317,466	317,152
Customer relationship intangibles, net	232,959	186,911
Other intangibles, net	130,681	94,547
Goodwill	12,203	12,203
Operating lease right-of-use assets	17,107	16,654
Net lease investment - affiliate	189,683	193,126
Other non-current assets	16,461	10,753
Total assets	$2,395,454	$2,041,559
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$59,948	$41,380
Interest payable	15,860	30,665
Excise and other taxes payable	9,282	6,764
Current portion of operating lease liabilities	5,534	5,340
Accrued expenses and other current liabilities	6,835	4,629
Total current liabilities	97,459	88,778
Non-current liabilities:
Long-term debt, net of current portion	2,145,730	1,875,397
Operating lease liabilities, net of current portion	6,199	6,004
Asset retirement obligations	23,250	15,639
Other non-current liabilities	25,381	20,213
Total non-current liabilities	2,200,560	1,917,253

Equity:
Common unitholders - public; 19,564,761 units issued and outstanding at March 31, 2025 (17,374,618 at December 31, 2024)	525,141	440,957
Common unitholders - Delek Holdings; 33,868,203 units issued and outstanding at March 31, 2025 (34,111,278 at December 31, 2024)	(427,706)	(405,429)
Total equity	97,435	35,528
Total liabilities and equity	$2,395,454	$2,041,559
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2025	2024
Net revenues
Affiliate (1)	$126,321	$139,625
Third party	123,609	112,450
Net revenues	249,930	252,075
Cost of sales:
Cost of materials and other - affiliate (1)	89,966	92,882
Cost of materials and other - third party	39,086	30,810
Operating expenses (excluding depreciation and amortization presented below)	40,630	31,695
Depreciation and amortization	26,498	25,167
Total cost of sales	196,180	180,554
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	355	221
General and administrative expenses	8,864	4,863
Depreciation and amortization	1,218	1,328
Other operating (income) expense, net	(4,286)	567
Total operating costs and expenses	202,331	187,533
Operating income	47,599	64,542
Interest income	(22,547)	—
Interest expense	41,101	40,229
Income from equity method investments	(10,150)	(8,490)
Other income, net	(21)	(171)
Total non-operating expenses, net	8,383	31,568
Income before income tax expense	39,216	32,974
Income tax expense	182	326
Net income	39,034	32,648
Comprehensive income	$39,034	$32,648
Net income per unit:
Basic	$0.73	$0.74
Diluted	$0.73	$0.73
Weighted average common units outstanding:
Basic	53,604,659	44,406,356
Diluted	53,633,836	44,422,817
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2024	$440,957	$(405,429)	$35,528
Cash distributions (1)	(21,609)	(37,693)	(59,302)
Net income	14,224	24,810	39,034
Issuance of units	91,511	—	91,511
Unit repurchase	—	(10,000)	(10,000)
Other	58	606	664
Balance as of March 31, 2025	$525,141	$(427,706)	$97,435

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2023	$160,402	$(322,271)	$(161,869)
Cash distributions (1)	(10,012)	(36,198)	(46,210)
Net income	7,404	25,244	32,648
Issuance of units	132,327	—	132,327
Other	(70)	707	637
Balance as of March 31, 2024	$290,051	$(332,518)	$(42,467)

(1) Cash distributions include $0.2 million related to distribution equivalents on vested phantom units for the three months ended March 31, 2024. There were no distribution equivalents on vested phantom units for the three months ended March 31, 2025.

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$39,034	$32,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,716	26,495
Non-cash lease expense	2,267	1,939
Amortization of marketing contract intangible	—	1,803
Amortization of deferred revenue	(830)	(572)
Amortization of deferred financing costs and debt discount	1,283	1,250
Income from equity method investments	(10,150)	(8,490)
Dividends from equity method investments	7,338	9,509
Loss on extinguishment of debt	—	3,571
Other non-cash adjustments	(3,028)	1,492
Changes in assets and liabilities:
Accounts receivable	2,508	(15,862)
Inventories and other current assets	232	670
Accounts payable and other current liabilities	(17,579)	(2,359)
Accounts receivable/payable to related parties	(21,158)	(8,145)
Net investment in leases - affiliate	5,161	—
Non-current assets and liabilities, net	(1,244)	(91)
Net cash provided by operating activities	31,550	43,858
Cash flows from investing activities:
Purchases of property, plant and equipment	(55,474)	(11,255)
Proceeds from sales of property, plant and equipment	4,318	42
Purchases of intangible assets	(4,558)	(781)
Business combination, net of cash acquired	(181,180)	—
Distributions from equity method investments	2,127	2,133
Net cash used in investing activities	(234,767)	(9,861)
Cash flows from financing activities:
Distributions to common unitholders - public	(21,609)	(10,012)
Distributions to common unitholders - Delek Holdings	(37,693)	(36,198)
Proceeds from term debt	—	650,000
Payments on term debt	—	(531,250)
Proceeds from revolving facility	598,500	184,900
Payments on revolving facility	(328,800)	(400,200)
Unit repurchase	(10,000)	—
Proceeds from issuance of common units, net of underwriters' discount	—	132,327
Payments on other financing agreements	—	(6,214)
Deferred financing costs paid	—	(10,946)
Other financing activities	(458)	(487)
Net cash provided by (used in) financing activities	199,940	(28,080)
Net (decrease) increase in cash and cash equivalents	(3,277)	5,917
Cash and cash equivalents at the beginning of the period	5,384	3,755
Cash and cash equivalents at the end of the period	$2,107	$9,672

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$54,623	$28,503
Non-cash investing activities:
Common units issued in connection with Gravity Acquisition	$91,511	$—
Increase in accrued capital expenditures	$16,469	$3,910
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$9,447	$537

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
On January 2, 2025, we acquired 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”). See Note 2 for further information.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2025 and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K.
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
Accounting Pronouncements Not Yet Adopted
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires disaggregation of expenses into specific categories such as purchase of inventory, employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The adoption will not affect our financial position or our results of operations. The adoption of ASU 2024-03 will not affect our financial position or our results of operations, but will result in additional disclosures.

2. Acquisitions
Gravity Acquisition
On January 2, 2025, we completed the Gravity Acquisition for a preliminary purchase price of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash consisting of a cash deposit of $22.8 million paid in December 2024 upon execution of the purchase agreement and $186.5 million paid at closing on January 2, 2025 and 2,175,209 of common units.
For the three months ended March 31, 2025, we incurred $3.1 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our consolidated financial and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $22.9 million and $9.9 million, respectively, for the period from January 2, 2025 through March 31, 2025 related to these operations.

7 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.
Determination of Purchase Price
The table below presents the estimated purchase price (in thousands):

Base purchase price:	$291,561
Less: Adjusted Net Working Capital (as defined in the Gravity Acquisition Agreement)	3,814
Plus: Various closing adjustments	5,433
Adjusted purchase price	$300,808

Cash paid	$209,297
Fair value of common units issued (1)	91,511
Preliminary purchase price	$300,808
(1)The increase from the $85.0 million base purchase price outlined in the purchase agreement for the common unit consideration was driven by an appreciation in the common unit price.

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in thousands):

Assets acquired:
Cash and cash equivalents	$5,317
Accounts receivables	16,433
Inventories	1,851
Other current assets	1,681
Property, plant and equipment	208,313
Operating lease right-of-use assets	107
Customer relationship intangible (1)	50,674
Other intangibles (1)	31,921
Other non-current assets	58
Total assets acquired	316,355

Liabilities assumed:
Accounts payable	2,459
Accrued expenses and other current liabilities	5,783
Current portion of operating lease liabilities	54
Asset retirement obligations	7,202
Operating lease liabilities, net of current portion	49
Total liabilities assumed	15,547
Fair value of net assets acquired	$300,808
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $50.7 million, which we estimate to be amortized over 10 to 25 years.
•Rights-of-way intangibles are valued at $31.9 million, the majority of which have an indefinite life.

8 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of March 31, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Partnership assuming the Gravity Acquisition had occurred on January 1, 2024. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to this acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense associated with revolving credit facility borrowings incurred in connection with this acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair value of the acquired customer relationship intangible and, (iv) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of this acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had this acquisition been effective as of the date presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net sales	$249,930	$283,775
Net income attributable to partners	$42,134	$38,148

H2O Midstream Acquisition
On September 11, 2024, we completed an acquisition in which we acquired 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H2O Midstream Acquisition") from H2O Midstream Holdings, LLC. The H2O Midstream Acquisition included water disposal and recycling operations in the Midland Basin in Texas, for total consideration of $229.7 million, subject to customary adjustments for net working capital. The purchase price was comprised of $159.7 million in cash and $70.0 million of preferred units (“Preferred Units”). The cash portion was financed through a combination of cash on hand and borrowings under the DKL Credit Facility (as defined in Note 6 ).
For the three months ended March 31, 2025, we incurred $0.1 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our results of operations included revenue and net income of $16.5 million and $7.1 million, respectively, for the three months ended March 31, 2025 related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.

9 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in thousands):

Assets acquired:
Accounts receivables	$6,644
Inventories	2,448
Other current assets	879
Property, plant and equipment	172,374
Operating lease right-of-use assets	2,058
Customer relationship intangible (1)	26,270
Other intangibles (1)	33,268
Other non-current assets	21
Total assets acquired	243,962

Liabilities assumed:
Accounts payable	1,833
Accrued expenses and other current liabilities	7,045
Current portion of operating lease liabilities	278
Asset retirement obligations	4,852
Operating lease liabilities, net of current portion	219
Total liabilities assumed	14,227
Fair value of net assets acquired	$229,735
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $26.3 million, which will be amortized over an 13.4 years useful life.
•Rights-of-way intangibles are valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million which will be amortized over a 4.8 years useful life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of March 31, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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

10 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. For all other current assets and payables, their fair values were considered equivalent to their carrying amounts due to their short-term nature.
By acquiring Gravity and H20 Midstream, we intend to increase third-party revenue streams, diversify our customer and product mix, and expand our footprint in the Midland and Bakken basins, aligning with our strategic growth objectives.

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
On August 5, 2024, the Partnership entered into an amended and restated Omnibus Agreement with Delek Holdings that provides Delek Holdings an option to purchase certain critical assets from us at market value during the period beginning upon any change in control or sale of substantially all assets involving us and extending (i) in the case of a transaction involving a third party, for six months following closing, and (ii) for any other transaction, for four years following closing.
On May 1, 2025, the Partnership entered into an amended and restated Omnibus Agreement with Delek Holdings that provides for an increase in the Administrative Fee (as defined therein), which will be phased in over the two years beginning July 1, 2025, and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the three months ended March 31, 2025 and 2024. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2025 and December 31, 2024, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three month periods ended March 31, 2025 and 2024.

11 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2025. Total fees paid to the Partnership were $0.4 million for both the three months ended March 31, 2025 and 2024, which are recorded in affiliate revenue in our accompanying condensed consolidated statements of income and comprehensive income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
A summary of income, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$126,321	$139,625
Interest income from sales-type leases	$22,547	$—
Purchases from Affiliates	$89,966	$92,882
Operating and maintenance expenses	$21,940	$18,218
General and administrative expenses	$2,220	$2,999

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 11, 2025	$37,693
May 15, 2025 (1)	37,594
Total	$75,287

February 12, 2024	$36,198
May 15, 2024	36,713
Total	$72,911
(1) On April 28, 2025, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions paid are estimated based on common units held by Delek Holdings as of March 31, 2025.

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$18,454	$—	$1,582	$20,036
Service Revenue - Affiliate (1)	1,506	6,657	13,974	22,137
Product Revenue - Third Party	61,582	41,991	—	103,573
Product Revenue - Affiliate	3,219	49,326	—	52,545
Lease Revenue - Affiliate	33,842	8,725	9,072	51,639
Total Revenue	$118,603	$106,699	$24,628	$249,930

	Three Months Ended March 31, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$23,385	$—	$2,732	$26,117
Service Revenue - Affiliate (1)	2	13,216	13,545	26,763
Product Revenue - Third Party	19,945	66,388	—	86,333
Product Revenue - Affiliate	3,950	27,746	—	31,696
Lease Revenue - Affiliate	48,601	11,920	20,645	81,166
Total Revenue	$95,883	$119,270	$36,922	$252,075
(1) Net of $1.8 million for the three months ended March 31, 2024, related to marketing contract intangible recorded in the wholesale marketing and terminalling segment. For the three months ended March 31, 2025, no amortization was recorded related to this intangible, as the associated agreement was terminated on August 5, 2024.

As of March 31, 2025, we expect to recognize approximately $1.0 billion in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of March 31, 2025 were as follows (in thousands):

Remainder of 2025	$161,055
2026	199,025
2027	199,025
2028	152,716
2029 and thereafter	254,907
Total expected revenue on remaining performance obligations	$966,728

5. Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted-average number of outstanding common units. Diluted net income per unit includes the effects of potentially dilutive units on our common units. For the three months ended March 31, 2025 and 2024, potentially dilutive units outstanding consist of unvested phantom units.

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$39,034	$32,648
Weighted average common units outstanding, basic	53,604,659	44,406,356
Dilutive effect of unvested phantom units	29,177	16,461
Weighted average common units outstanding, diluted	53,633,836	44,422,817
Net income per unit:
Basic	$0.73	$0.74
Diluted (1)	$0.73	$0.73
(1) There were 28,692 and 42,315 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three months ended March 31, 2025 and 2024, respectively.

6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	March 31, 2025	December 31, 2024
DKL Revolving Facility	$705,100	$435,400
2029 Notes	1,050,000	1,050,000
2028 Notes	400,000	400,000
Principal amount of long-term debt	2,155,100	1,885,400
Less: Unamortized discount and premium and deferred financing costs	9,370	10,003
Total debt, net of unamortized discount and premium and deferred financing costs	$2,145,730	$1,875,397

DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with Fifth Third, as administrative agent and a syndicate of lenders with an original principal of $300.0 million (the "DKL Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. Debt extinguishment costs were $2.1 million for the three months ended March 31, 2024 and were recorded in interest expense in the accompanying condensed consolidated statements of income and comprehensive income.
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
As of March 31, 2025 and December 31, 2024, the weighted average interest rate was 7.19% and 7.27%, respectively. There were no letters of credit outstanding as of March 31, 2025 or December 31, 2024.
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of March 31, 2025 and December 31, 2024 approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of March 31, 2025, we were in compliance with covenants on all of our debt instruments.
2029 Notes
Our 2029 Notes are general unsecured senior obligations comprised of $1,050.0 million in aggregate principal 8.625% senior notes maturing on March 15, 2029. The 2029 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of March 31, 2025, the effective interest rate was 8.81%. The estimated fair value of the 2029 Notes was $1,088.7 million and $1,086.9 million as of March 31, 2025 and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

14 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of March 31, 2025, the effective interest rate was 7.38%. The estimated fair value of the 2028 Notes was $400.2 million and $399.1 million as of March 31, 2025 and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes were general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. Concurrent with the issuance of the 2029 Notes, the Partnership made a cash tender offer (the "Offer") for all of the outstanding 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Partnership received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million for the three months ended March 31, 2024 and were recorded in interest expense in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2024.

15 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Equity
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2024 through March 31, 2025.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2024	17,374,618	34,111,278	51,485,896
Unit-based compensation awards (2)	14,934	—	14,934
Issuance of units in connection with Gravity Acquisition	2,175,209	—	2,175,209
Unit repurchase	—	(243,075)	(243,075)
Balance at March 31, 2025	19,564,761	33,868,203	53,432,964
(1) As of March 31, 2025, Delek Holdings owned a 63.4% interest in the Partnership.
(2) Unit-based compensation awards are presented net of 6,976 units withheld for taxes for three months ended March 31, 2025.

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Common Unit Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the three months ended March 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the three months ended March 31, 2024. As of March 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025 (1)	$1.110	$59,311
(1) On April 28, 2025, the board of directors of our general partner declared this quarterly cash distribution, payable on May 15, 2025, to unitholders of record on May 8, 2025. The total cash distribution is estimated based on the number of common units outstanding as of March 31, 2025.

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

16 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
As of March 31, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment.
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Red River	$133,690	$136,455
W2W Holdings	91,493	86,117
CP LLC	57,786	59,252
Andeavor Logistics	34,497	35,328
Total Equity Method Investments	$317,466	$317,152

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

17 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$38,567	$64,708	$23,046	$—	$—	$126,321
Third party	80,036	41,991	1,582	—	—	123,609
Total revenue	118,603	106,699	24,628	—	—	249,930
Cost of materials and other	24,344	89,653	15,027	—	28	129,052
Operating expenses	30,581	3,799	5,161	—	1,444	40,985
Income from equity method investments	—	—	—	(10,150)	—	(10,150)
Other segment items (2)	(4,261)	10	26	—	8,782	4,557
Segment EBITDA	$67,939	$13,237	$4,414	$10,150	$(10,254)	85,486
Depreciation and amortization	$24,723	$952	$1,281	$—	$760	27,716
Interest income	$(11,365)	$(4,161)	$(7,021)	$—	$—	(22,547)
Interest expense	$—	$—	$—	$—	$41,101	41,101
Income tax expense						182
Net income						$39,034

Capital spending (3)	$71,311	$90	$542	$—	$—	$71,943

	Three Months Ended March 31, 2024
(In thousands)	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Net revenues:
Affiliate (1)	$52,553	$52,882	$34,190	$—	$—	$139,625
Third party	43,330	66,388	2,732	—	—	112,450
Total revenue	95,883	119,270	36,922	—	—	252,075
Cost of materials and other	17,869	91,904	13,893	—	27	123,693
Operating expenses	19,705	3,828	5,021	—	3,362	31,916
Income from equity method investments	—	—	—	(8,490)	—	(8,490)
Other segment items (2)	550	(1,736)	(119)	—	4,760	3,455
Segment EBITDA	$57,759	$25,274	$18,127	$8,490	$(8,149)	101,501
Depreciation and amortization	$21,154	$1,712	$2,775	$—	$854	26,495
Amortization of marketing contract intangible	$—	$1,803	$—	$—	$—	1,803
Interest expense	$—	$—	$—	$—	$40,229	40,229
Income tax expense						326
Net income						$32,648

Capital spending (3)	$14,723	$(84)	$526	$—	$—	$15,165
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible of $1.8 million for the three months ended March 31, 2024. There was no amortization recorded during the three months ended March 31, 2025 related to this intangible, as the associated agreement was terminated on August 5, 2024.
(2) Other segment items include general and administrative expense, other operating (income) loss and other income. Additionally, the wholesale marketing and terminalling segment includes amortization of the marketing contract intangible for the three months ended March 31, 2024.
(3) Capital spending includes additions on an accrual basis.

18 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Texas Department of Transportation Settlement
Beginning in August 2023, the Partnership was involved in litigation with the State of Texas Department of Transportation. The subject of the litigation was the expansion of the highway where the Partnership's Nettleton Station is situated. As a result of this expansion, two tanks owned by the Partnership were impacted. This litigation was settled in the second quarter of 2024 and resulted in the Partnership recovering $8.3 million in condemnation proceeds, which was recorded in other operating income, net in the condensed consolidated statements of income and comprehensive income. In the first quarter of 2025, we recovered additional $4.3 million related to this settlement, which is recorded in other operating income, net in the accompanying condensed consolidated statements of income and comprehensive income.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the Environmental Protection Agency (the "EPA"), the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices and pollution prevention measures, as well as the safe operation of our pipelines and the safety of our workers and the public. The State of New Mexico promulgated new regulations to limit emissions from oil and gas operations in 2022. The cost to comply is not expected to be material. Numerous permits or other authorizations are required under these laws and regulations for the operation of our terminals, pipelines, saltwells, trucks and related operations, and may be subject to revocation, modification and renewal.
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

19 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Lease income included in the condensed consolidated statements of income and comprehensive income were as follows:

Three Months Ended March 31,
(in thousands)	2025
Operating leases:
Lease revenue	$48,599
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	22,547
Lease revenue (Revenue from variable lease payments)	3,040
Sales-type lease income	$25,587

We recorded $81.2 million in operating lease revenue for the three months ended March 31, 2024. There were no sales-type leases during the three months ended March 31, 2024.

12. Subsequent Events
Distribution Declaration
On April 28, 2025, our general partner's board of directors declared a quarterly cash distribution of $1.110 per unit, payable on May 15, 2025, to unitholders of record on May 8, 2025.
Delek Permian Gathering Dropdown
On May 1, 2025, Delek Holdings transferred the Delek Permian Gathering purchasing and blending business to the Partnership (the "DPG Dropdown”). In connection with the DPG Dropdown, the Partnership will assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with the Partnership’s existing Midland Gathering System. Total consideration included the execution of the Termination Agreement (as defined below), the execution of the Throughput Agreement (as defined below), the execution of the El Dorado Purchase Agreement (as defined below) and cancellation of $58.8 million in existing receivables owed to the Partnership by Delek Holdings.
Commercial Agreements
On May 1, 2025, the Partnership entered into an agreement to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026 (the "Termination Agreement").
On May 1, 2025, in connection with the DPG Dropdown, the Partnership amended and restated a throughput agreement with Delek Holdings for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below).
Additionally, on May 1, 2025, in connection with the DPG Dropdown, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings will purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.

20 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (''SEC'') on February 26, 2025 (the ''Annual Report on Form 10-K''). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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
On January 2, 2025, we acquired 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC ("Gravity") from Gravity Water Holdings LLC related to water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”). See Note 2 to our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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

21 |

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

22 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Business and Economic Environment Overview
During the three months ended March 31, 2025, we made significant strides in our commitment to being a full suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. In January 2025, the Partnership closed the Gravity Acquisition which includes integrated full-cycle water systems in the Midland Basin, in addition to water gathering, and transportation assets in the Bakken, and along with our H2O Midstream Acquisition, provides a strong opportunity for integrated crude and water services to its customers. Subsequent to March 31, 2025, we entered into a series of agreements with Delek Holdings, which among other things, will allow us to assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with our existing Midland Gathering System. These transactions along with the acquisition of H2O and Gravity, significantly enhance our competitive position in the Midland basin and serve to further our economic separation from our sponsor and contribute to an increase third party revenue.
As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as we have expanded our dedicated crude acreage in our Midland Gathering system. Additionally, in the Delaware Basin, we are expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding AGI and sour gas processing capabilities. We are currently in the commissioning phase of the gas plant expansion and anticipate reaching full operational capacity in the latter half of 2025. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets.
As a result of these efforts, the Partnership saw a $6.4 million increase in net income during the three months ended March 31, 2025, as compared to the prior year period. Our EBITDA (as defined in "Non GAAP Measures" section below) decreased $16.0 million in 2025 as compared to 2024. This decrease is largely attributable to a change in classification of certain of our commercial agreements with Delek, which meet the criteria to be classified as sales-type leases. As such, certain throughput and storage fees that were previously recorded as revenue are now recorded as interest income under sales-type lease accounting. Our gathering and processing segment saw a $10.2 million increase in segment EBITDA, largely due to the H2O Midstream and Gravity acquisitions. Our wholesale marketing and terminalling segment saw a $12.0 million decrease in segment EBITDA. Our storage and transportation segment saw a $13.7 million decrease in segment EBITDA. Segment EBITDA for our investments in pipeline joint ventures increased by $1.7 million with the acquisition of the investment in Wink to Webster Holdings, LLC (the "W2W Investment") from Delek Holdings. See the “Results of Operations” section below for further discussion.
The near term economic outlook still has some uncertainty with the introduction of widespread tariffs by the U.S., geopolitical instability and commodity market volatility. The uncertainty surrounding trade negotiations and the potential for further expansion of tariffs have contributed to increased market and commodity volatility and potential economic downturns. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.
See further discussion below in 'Other 2025 Developments' detailing the strategic initiatives the Partnership has implemented in order to position ourselves as a premier, full-service midstream provider in the Permian Basin. These actions not only enhance our standing in the market but also move to align us as an independent, largely third-party cash flow company with a robust growth profile.
See further discussion on macroeconomic factors and market trends, including the impact on 2025, in the ‘Market Trends’ section below.
Other 2025 Developments
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). During the three months ended March 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a

23 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
total of $10.0 million. No common units were repurchased for the three months ended March 31, 2024. As of March 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Gravity Acquisition
On January 2, 2025, we acquired Gravity and related to water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $300.8 million. The purchase price was comprised of $209.3 million in cash and 2,175,209 of common units. This transaction further enhances our position as full service (crude, natural gas and water) provider in the Permian basin. The acquisition is synergistic to our recent acquisition of H2O Midstream and supplements our integrated crude and produced water gathering and disposal offering in the Midland Basin.
Delek Permian Gathering Dropdown
On May 1, 2025, Delek Holdings transferred the Delek Permian Gathering purchasing and blending business to the Partnership (the "DPG Dropdown”). In connection with the DPG Dropdown, the Partnership will assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with the Partnership’s existing Midland Gathering System. Total consideration included the execution of the Termination Agreement (as defined below), the execution of the Throughput Agreement (as defined below), the execution of the El Dorado Purchase Agreement (as defined below) and cancellation of $58.8 million in existing receivables owed by Delek Holdings.
Commercial Agreements
On May 1, 2025, the Partnership entered into an agreement to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026 ("Termination Agreement").
On May 1, 2025, in connection with the DPG Dropdown, the Partnership amended and restated a throughput agreement with Delek Holdings for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings will purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
Omnibus Agreement
On May 1, 2025, we entered into an amended and restated Omnibus Agreement with Delek Holdings that provides for an increase in the Administrative Fee (as defined therein), which will be phased in over the two years beginning July 1 2025 and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.

24 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 9 to our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

25 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on providing a competitive yield and growing our distribution while maintaining healthy coverage and leverage ratios. To that end, we are focused on growing our asset base through a slew of accretive growth opportunities we are seeing in our areas of operation. We are supplementing our organic growth opportunities by accretive bolt-on acquisitions which enhance our full suite services offering to our customers. A secondary benefit of growing our contribution of third-party cash flows is to continue to increase our economic separation from our sponsor Delek Holdings and to progress deconsolidation.
2025 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we begin 2025, we focus on the following Strategic Focus Areas:
I.Achieve Strong Cash Flow Growth
II.Pursue Attractive Expansion Opportunities
III.Engage in Mutually Beneficial Transactions with Delek Holdings
IV.Optimize Our Existing Assets and Expand Our Customer Base
V.Expand our ESG Consciousness and Lower our Carbon Footprint
•Achieve Strong Cash Flow Growth. 2025 is likely to be a transformational year for Delek Logistics as it completes the expansion of the Libby gas processing plant and integrates two free cash flow accretive acquisitions in H2O Midstream and Gravity. The plant expansion and combined crude and water offerings in the Midland Basin are going to increase the Partnership's overall cash flow and improve our distribution coverage ratio.
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

26 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
2025 Strategic Scorecard

Description of Strategic Success	Achieve Strong Cash Flow Growth	Pursue Attractive Expansion Opportunities	Engage in Mutually Beneficial Transactions with Delek Holdings	Optimize Our Existing Assets and Expand Our Customer Base	Expand our ESG Consciousness and Lower our Carbon Footprint
Acquisition of Gravity	✓	✓		✓
Repurchase of common units from Delek Holdings	✓		✓
Started commissioning phase for the natural gas processing plant expansion	✓	✓		✓
Executed agreements with Delek Holdings to further our economic separation and increase third-party revenue			✓	✓

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

27 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

28 |

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

Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$39,034	$32,648
Add:
Income tax expense	182	326
Depreciation and amortization	27,716	26,495
Amortization of marketing contract intangible	—	1,803
Interest expense, net	18,554	40,229
EBITDA	$85,486	$101,501

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$31,550	$43,858
Changes in assets and liabilities	32,080	25,787
Distributions from equity method investments in investing activities	2,127	2,133
Non-cash lease expense	(2,267)	(1,939)
Regulatory and sustaining capital expenditures not distributable (1)	(645)	(1,279)
Reimbursement from Delek Holdings for capital expenditures (2)	9	286
Sales-type lease receipts, net of income recognized	5,159	—
Accretion	(409)	(187)
Deferred income taxes	(185)	(101)
Gain (loss) on disposal of assets	4,286	(567)
Distributable cash flow	$71,705	$67,991

29 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
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
(2) Reimbursement from Delek Holdings for capital expenditures represents amounts for certain capital expenditures reimbursable to us from Delek Holdings pursuant to the terms of the Omnibus Agreement (as defined in Note 3 to our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

30 |

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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended March 31,
	2025	2024
Net revenues:
Gathering and Processing	$118,603	$95,883
Wholesale marketing and terminalling	106,699	119,270
Storage and transportation	24,628	36,922
Total	249,930	252,075
Cost of materials and other	129,052	123,692
Operating expenses (excluding depreciation and amortization presented below)	40,985	31,916
General and administrative expenses	8,864	4,863
Depreciation and amortization	27,716	26,495
Other operating (income) expense, net	(4,286)	567
Operating income	$47,599	$64,542
Interest income	(22,547)	—
Interest expense	41,101	40,229
Income from equity method investments	(10,150)	(8,490)
Other income, net	(21)	(171)
Total non-operating expenses, net	8,383	31,568
Income before income tax expense	39,216	32,974
Income tax expense	182	326
Net income	39,034	32,648
Comprehensive income	39,034	32,648
EBITDA(2)	$85,486	$101,501
Net income per limited partner unit:
Basic	$0.73	$0.74
Diluted	$0.73	$0.73
Weighted average limited partner units outstanding:
Basic	53,604,659	44,406,356
Diluted	53,633,836	44,422,817
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

31 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations — Comparison of the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net Revenues
Q1 2025 vs. Q1 2024
Net revenues decreased by $2.1 million, or 0.9%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by the following:
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period;
•decrease of $6.0 million due to the assignment of the Big Spring Refinery marketing agreement to Delek Holdings in the third quarter of 2024;
•decreased revenue of $2.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon, partially offset by an increase in volumes sold; and
•partially offset by incremental revenue associated with the H2O Midstream and Gravity Acquisitions of $16.5 million and $22.9 million, respectively.

Cost of Materials and Other
Q1 2025 vs. Q1 2024
Cost of materials and other increased by $5.4 million, or 4.3%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•increased costs in our gathering and processing segment of $6.5 million primarily associated with incremental costs associated with the H2O Midstream and Gravity Acquisitions and increased Midland Gathering volumes; and
•partially offset by decreased costs of $2.3 million in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by an increase in volumes sold.

Operating Expenses
Q1 2025 vs. Q1 2024
Operating expenses increased by $9.1 million, or 28.4%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•incremental expenses associated with the H2O Midstream and Gravity Acquisitions of $5.4 million and $6.8 million, respectively; and
•partially offset by a decrease in outside services.

General and Administrative Expenses
Q1 2025 vs. Q1 2024
General and administrative expenses increased by $4.0 million, or 82.3%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by transaction costs associated with the Gravity Acquisition.

Depreciation and Amortization
Q1 2025 vs. Q1 2024
Depreciation and amortization increased by $1.2 million, or 4.6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the H2O Midstream and Gravity Acquisitions.

32 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other operating income, net
Q1 2025 vs. Q1 2024
Other operating income, net increased by $4.9 million, or 855.9%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by $4.3 million in condemnation proceeds received in the first quarter of 2025.

Interest Income
Q1 2025 vs. Q1 2024
Interest income increased by $22.5 million, or 100.0%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.

Interest Expense
Q1 2025 vs. Q1 2024
Interest expense increased by $0.9 million, or 2.2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Results from Equity Method Investments
Q1 2025 vs. Q1 2024
Income from equity method investments increased by $1.7 million, or 19.6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the following:
•The acquisition of the W2W Investment on August 5, 2024, which contributed income of $5.4 million during the period; and
•partially offset by a $3.0 million decrease in income from our investment in Red River Pipeline Company LLC.

33 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three months ended March 31, 2025 and 2024:

Gathering and Processing
	Three Months Ended March 31,
	2025	2024
Net revenues	$118,603	$95,883
Cost of materials and other	$24,344	$17,869
Operating expenses (excluding depreciation and amortization)	$30,581	$19,705
Segment EBITDA	$67,939	$57,772

Throughputs (bpd(1))
	Three Months Ended March 31,
	2025	2024
El Dorado Assets:
Crude pipelines (non-gathered)	61,888	73,011
Refined products pipelines to Enterprise Systems	56,010	63,234
El Dorado Gathering System	10,321	12,987
East Texas Crude Logistics System	26,918	19,702
Midland Gathering System	246,090	213,458
Plains Connection System	179,240	256,844

Delaware Gathering Assets Volumes
	Three Months Ended March 31,
	2025	2024
Natural Gas Gathering and Processing (Mcfd(2))	59,809	76,322
Crude Oil Gathering (bpd(1))	122,226	123,509
Water Disposal and Recycling (bpd(1))	128,499	129,264

Midland Water Gathering System Volumes (3)
	Three Months Ended March 31,
	2025	2024
Water Disposal and Recycling (bpd(1))	632,972	—
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) Consists of volumes of H2O Midstream and Gravity. Gravity volumes are from January 2, 2025 to March 31, 2025.

Operational comparison of the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net Revenues
Q1 2025 vs. Q1 2024
Net revenues for the gathering and processing segment increased by $22.7 million, or 23.7%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the following:
•an increase in revenue associated with the H2O Midstream operations of $16.5 million which began in the third quarter of 2024;
•an increase in revenue associated with the Gravity operations of $22.9 million which began on January 1, 2025; and
•partially offset by a decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

34 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Materials and Other
Q1 2025 vs. Q1 2024
Cost of materials and other for the gathering and processing segment increased by $6.5 million, or 36.2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven primarily by the following:
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $0.8 million and $2.0 million, respectively; and
•increased Midland Gathering volumes.

Operating Expenses
Q1 2025 vs. Q1 2024
Operating expenses for the gathering and processing segment increased by $10.9 million, or 55.2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $5.4 million and $6.8 million, respectively; and
•partially offset by a decrease in outside services.

EBITDA
Q1 2025 vs. Q1 2024
EBITDA increased by $10.2 million, or 17.6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by the following:
•incremental EBITDA of $10.2 million and $13.9 million associated with H2O Midstream and Gravity Acquisitions, respectively; and
•partially offset by lower revenue related to sales-type lease accounting.

35 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2025 and 2024:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2025	2024
Net revenues	$106,699	$119,270
Cost of materials and other	$89,653	$91,904
Operating expenses (excluding depreciation and amortization)	$3,799	$3,828
Segment EBITDA	$13,237	$25,274

Operating Information
	Three Months Ended March 31,
	2025	2024
East Texas - Tyler Refinery sales volumes (average bpd) (1)	67,876	66,475
Big Spring marketing throughputs (average bpd) (2)	—	76,615
West Texas marketing throughputs (average bpd)	10,826	9,976
West Texas marketing gross margin per barrel	$1.64	$2.15
Terminalling throughputs (average bpd) (3)	135,404	136,614
(1) Excludes jet fuel and petroleum coke.
(2) Marketing agreement terminated on August 5, 2024 upon assignment to Delek Holdings.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net Revenues
Q1 2025 vs. Q1 2024
Net revenues for the wholesale marketing and terminalling segment decreased by $12.6 million, or 10.5%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•decrease of $6.0 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024; and
•decreased revenue of $2.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon, partially offset by an increase in volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.20 and $0.32 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 1.1 million and 1.7 million gallons, respectively.

36 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three months ended March 31, 2025 and 2024.

Cost of Materials and Other
Q1 2025 vs. Q1 2024
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $2.3 million, or 2.4%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•decreased costs of materials and other of $2.3 million in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by an increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.16 per gallon and $0.31 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 1.1 million and 1.7 million gallons, respectively.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three months ended March 31, 2025 and 2024. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q1 2025 vs. Q1 2024
Operating expenses for the wholesale marketing and terminalling segment were flat, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

37 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
EBITDA
Q1 2025 vs. Q1 2024
EBITDA decreased by $12.0 million, or 47.6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•lower revenue related to sales-type lease accounting; and
•a $0.51 decline in wholesale margins.

38 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three months ended March 31, 2025 and 2024:

Storage and Transportation
	Three Months Ended March 31,
	2025	2024
Net revenues	$24,628	$36,922
Cost of materials and other	$15,027	$13,893
Operating expenses (excluding depreciation and amortization)	$5,161	$5,021
Segment EBITDA	$4,414	$18,127

Operation comparison of the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Net Revenues
Q1 2025 vs. Q1 2024
Net revenues for the storage and transportation segment decreased by $12.3 million, or 33.3%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to recording certain storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

Cost of Materials and Other
Q1 2025 vs. Q1 2024
Cost of materials and other for the storage and transportation segment increased by $1.1 million, or 8.2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Operating Expenses
Q1 2025 vs. Q1 2024
Operating expenses for the storage and transportation segment increased by $0.1 million, or 2.8%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

EBITDA
Q1 2025 vs. Q1 2024
EBITDA decreased by $13.7 million, or 75.6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease in revenue related to sales-type lease accounting.

39 |

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
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 8 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three months ended March 31, 2025.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At March 31, 2025, our total liquidity amounted to $447.0 million comprised of $444.9 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 6 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $2.1 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On April 28, 2025, the board of directors of our general partner declared a distribution of $1.110 per common unit (the "Distribution"), which equates to an estimated amount of approximately $59.3 million per quarter, or approximately $237.2 million per year, based on the number of common units outstanding as of March 31, 2025. The Distribution will be paid on May 15, 2025 to common unitholders of record on May 8, 2025 and represents a 3.7% increase over the first quarter 2024 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

40 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,311

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”).The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the three months ended March 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the three months ended March 31, 2024. As of March 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$31,550	$43,858
Net cash used in investing activities	(234,767)	(9,861)
Net cash provided by (used in) financing activities	199,940	(28,080)
Net (decrease) increase in cash and cash equivalents	$(3,277)	$5,917

Operating Activities
Net cash provided by operating activities decreased by $12.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The cash receipts from customer activities increased by $43.7 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $27.7 million. In addition, cash dividends received from equity method investments decreased by $2.2 million and cash paid for debt interest increased by $26.1 million.
Investing Activities
Net cash used in investing activities increased by $224.9 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to Gravity Acquisition for $181.2 million. Additionally, purchases of property, plant and equipment and intangibles increased $44.2 million and $3.8 million, respectively, primarily associated with growth projects in our gathering and processing segment. Partially offsetting these increases was an increase in proceeds from sale of property, plant and equipment predominantly due to $4.3 million of condemnation proceeds received from eminent domain proceedings in Texas in the current period.
Financing Activities
Net cash provided by financing activities increased by $228.0 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by increase in net proceeds from our revolving credit facility which increased by $485.0 million. Additionally contributing to this increase was a $6.2 million decrease in payments on other financing arrangements, and a decrease in deferred financing costs paid of $10.9 million associated with the 2029 Note issuances in prior year.
Partially offsetting these increases was a decrease of $132.3 million due to proceeds received from the equity issuances in October and March 2024; a decrease in net proceeds from term loans of $118.8 million due to issuance of 2029 Notes net of the extinguishment of 2025 Notes and term facility in the prior year, an increase in distributions paid of $13.1 million and a decrease of $10.0 million due to unit repurchases from Delek Holdings in the current period.

41 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Overview
As of March 31, 2025, we had total indebtedness of $2,155.1 million. The increase of $269.7 million in our long-term debt balance compared to the balance at December 31, 2024 resulted from additional borrowings under our revolving credit facility during the three months ended March 31, 2025. As of March 31, 2025, our total indebtedness consisted of:
•An aggregate principal amount of $705.1 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 7.19%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.38%.
•An aggregate principal amount of $1,050.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.81%.
We believe we were in compliance with the covenants in all debt facilities as of March 31, 2025. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

42 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the three months ended March 31, 2025:

(in thousands)	Full Year 2025 Forecast	Three Months Ended March 31, 2025
Gathering and Processing
Regulatory	$—	$—
Sustaining	2,715	13
Growth	209,300	71,298
Gathering and Processing Segment Total	$212,015	$71,311
Wholesale Marketing and Terminalling
Regulatory	$6,958	$11
Sustaining	3,022	79
Growth	6,800	—
Wholesale Marketing and Terminalling Segment Total	$16,780	$90
Storage and Transportation
Regulatory	$—	$221
Sustaining	6,515	321
Growth	—	—
Storage and Transportation Segment Total	$6,515	$542
Total Capital Spending	$235,310	$71,943

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

43 |

Quantitative and Qualitative Disclosures about Market Risk
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in commodity prices. Shifts in the cost of crude oil, natural gas, NGLs, refined products and ethanol and related selling prices of these products can generate changes in our operating margins.
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $705.1 million as of March 31, 2025. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2025 would be to change interest expense by approximately $7.1 million.
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
We acquired H2O Midstream effective September 11, 2024 and Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of H2O Midstream and Gravity in our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q as of March 31, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Partnership’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream and Gravity. We are currently in the process of integrating the Gravity operations, control processes and information systems into our systems and control environment.
Other than the acquisition of Gravity, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

44 |

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of our common units made during the three months ended March 31, 2025 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of March 31, 2025).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	—	$—	—	$150.0
February 1 - February 28	—	—	—	$150.0
March 1 - March 31	243,075	41.14	243,075	$140.0
Total	243,075	$41.14	243,075	N/A
(1) See further discussion in Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
Intercompany Transactions
On May 1, 2025, Delek Holdings and certain of its subsidiaries entered into a series of intercompany transactions with the Partnership and certain of its subsidiaries, as described below. The transactions, including the consideration therefor, were negotiated and approved by the Audit Committee of the Board of Directors of Delek Holdings, which is comprised solely of independent directors, and by the Conflicts Committee of the Board of Directors of our general partner, which is also comprised solely of independent directors. In approving the series of intercompany transactions, the Audit Committee and Conflicts Committee took into consideration the related party transaction policies for Delek Holdings and the Partnership, respectively, Delek Holdings’ Fifth Amended and Restated Bylaws and the Partnership’s Third Amended and Restated Limited Partnership Agreement, respectively, and retained independent legal advisors to assist in evaluating and negotiating the agreements implicated in the intercompany transactions. The Conflicts Committee also retained independent accounting and financial advisors to assist in evaluating the intercompany transactions.

45 |

Other Information
Delek Permian Gathering Dropdown
On May 1, 2025, Delek Holdings conveyed, through its subsidiaries, the Delek Permian Gathering purchasing and blending business to the Partnership (the “Dropdown Transaction”), as reflected in that certain Contribution, Conveyance and Assumption Agreement, dated May 1, 2025 (the “Contribution Agreement”). In connection with the Dropdown Transaction, Delek Holdings will contribute and convey, and the Partnership will assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with the Partnership’s existing Midland Gathering System and in consideration of such contribution and conveyance the Partnership has agreed to (1) enter into the Termination Agreement (defined below), (2) enter into the Throughput Agreement (defined below), (3) enter into the El Dorado Purchase Agreement (defined below), and (4) to issue in the form of a book entry a cancellation of $58,800,000 of existing receivables owed by Delek Holdings to the Partnership; provided, that if the Partnership receivables are less than $58,800,000 as of May 1, 2025, then the Partnership shall issue a book entry credit toward the payment of future Partnership receivables owed by Delek Holdings for such difference. The foregoing description of the Dropdown Transaction is not complete and is qualified in its entirety by reference to the full text of the Contribution Agreement, which is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Commercial Agreements
Termination of the East Texas Marketing Agreement
On May 1, 2025, Delek Holdings and the Partnership, through their subsidiaries, entered into that certain Termination Agreement to terminate, in its entirety, the East Texas Marketing Agreement, dated November 7, 2012, by and between DK Trading & Supply, LLC, a wholly owned subsidiary of Delek Holdings, and Delek Marketing & Supply, LP, a wholly owned subsidiary of the Partnership, as amended by that certain First Amendment to Marketing Agreement dated July 26, 2013, and that certain Second Amendment to Marketing Agreement dated December 19, 2016 (the “Termination Agreement”). The Termination Agreement shall be effective as of January 1, 2026. The foregoing description of the Termination Agreement is not complete and is qualified in its entirety by reference to the full text of the Termination Agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
El Dorado Rail Facility Throughput Agreement
On May 1, 2025, in connection with the Dropdown Transaction, Delek Holdings and the Partnership, through their subsidiaries, entered into that certain Second Amended and Restated Throughput Agreement for the El Dorado Rail Facility (the “Throughput Agreement”). The Throughput Agreement provides minimum volume commitment for Refined Products (as defined therein) until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). The foregoing description of the Throughput Agreement is not complete and is qualified in its entirety by reference to the full text of the Throughput Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.
El Dorado Rail Facility Asset Purchase Agreement
On May 1, 2025, in connection with the Dropdown Transaction, Delek Holdings and the Partnership, through their subsidiaries, entered into that certain Asset Purchase Agreement (the “El Dorado Purchase Agreement”). Pursuant to the El Dorado Purchase Agreement, Delek Holdings, through its subsidiaries, will purchase the Transferred Assets (as defined therein) from the Partnership for cash consideration of $25,000,000 (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement. The foregoing description of the El Dorado Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the El Dorado Purchase Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.
Fifth Amended and Restated Omnibus Agreement
On May 1, 2025, Delek Holdings and the Partnership entered into a Fifth Amended and Restated Omnibus Agreement with certain of their respective subsidiaries (the “Amended Omnibus Agreement”). The Amended Omnibus Agreement provides for an increase in the Administrative Fee (as defined therein) which shall be phased in over the two (2) years commencing on July 1, 2025 and a binding obligation for both Parties to negotiate in good faith the provision of transition services by Delek Holdings in the event of a change in control of the Partnership. The foregoing description of the Amended Omnibus Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended Omnibus Agreement, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

46 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	*#
Contribution, Conveyance and Assumption Agreement, dated as of May 1, 2025, among DK Trading & Supply, LLC, Delek Marketing & Supply, LP, Delek Logistics Partners, LP, and solely for purposes of Article VIII, Delek US Holdings, Inc.

10.1	***#	Offer Letter, by and among Delek US Holdings, Inc. Delek Logistics Partners, L.P. and Robert Wright, dated as of March 29, 2025.
10.2	***#	Third Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of March 1, 2025.
10.3	**#	Termination Agreement (East Texas Marketing Agreement), dated May 1, 2025, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP.
10.4	**#	Second Amended and Restated Throughput Agreement, dated May 1, 2025, between Delek Logistics Operating, LLC and DK Trading & Supply, LLC.
10.5	**#	Asset Purchase Agreement, dated May 1, 2025, between Delek Logistics Operating, LLC and Lion Oil Company, LLC.
10.6	**#
Fifth Amended and Restated Omnibus Agreement dated May 1, 2025, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC.

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three months ended March 31, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.
**	Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Partnership agrees to furnish a copy of all omitted exhibits and schedules upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.
***	Management contract or compensatory plan or arrangement.

47 |

Signatures
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Delek Logistics Partners, LP
By: Delek Logistics GP, LLC
Its General Partner

By: /s/ Avigal Soreq
Avigal Soreq
President
(Principal Executive Officer)

By: /s/ Robert Wright
Robert Wright
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 7, 2025

48 |