Form 10-Q
period 2025-06-30
Delek Logistics Partners, LP
filed 2025-08-06
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2025, there were 53,463,829 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			52	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		52	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partners' Equity
	6	Condensed Consolidated Statements of Cash Flows		52	Item 2. Unregistered sale of equity and use of proceeds
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	52	Item 5. Other Information
		8	Note 2 - Acquisitions
		12	Note 3 - Related Party Transactions	54	Item 6. Exhibits
		14	Note 4 - Revenues
		15	Note 5 - Net Income Per Unit	55	Signatures
		16	Note 6 - Long-Term Obligations
		18	Note 7 - Equity
		18	Note 8 - Equity Method Investments
		19	Note 9 - Segments
		22	Note 10 - Commitments and Contingencies
		23	Note 11 - Leases
		24	Note 12 - Subsequent Events

25	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	35	Summary of Financial and Other Information
	36	Results of Operations
		36	Consolidated
		39	Gathering and Processing
		41	Wholesale Marketing and Terminalling
		45	Storage and Transportation
		47	Investments in Pipeline Joint Ventures
	47	Liquidity and Capital Resources

51	Item 3. Quantitative and Qualitative Disclosures about Market Risk

51	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(thousands, except unit and per unit data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,436	$5,384
Accounts receivable	97,522	54,725
Accounts receivable from related parties	272,488	33,313
Lease receivable - affiliate	19,585	22,783
Inventory	17,139	5,427
Other current assets	1,677	24,260
Total current assets	409,847	145,892
Property, plant and equipment:
Property, plant and equipment	1,754,834	1,375,391
Less: accumulated depreciation	(350,992)	(311,070)
Property, plant and equipment, net	1,403,842	1,064,321
Equity method investments	320,176	317,152
Customer relationship intangibles, net	245,548	186,911
Other intangibles, net	132,662	94,547
Goodwill	12,203	12,203
Operating lease right-of-use assets	14,292	16,654
Net lease investment - affiliate	188,045	193,126
Other non-current assets	26,274	10,753
Total assets	$2,752,889	$2,041,559
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$382,373	$41,380
Interest payable	29,664	30,665
Excise and other taxes payable	16,725	6,764
Current portion of operating lease liabilities	4,260	5,340
Accrued expenses and other current liabilities	9,582	4,629
Total current liabilities	442,604	88,778
Non-current liabilities:
Long-term debt, net of current portion	2,211,426	1,875,397
Operating lease liabilities, net of current portion	4,752	6,004
Asset retirement obligations	25,288	15,639
Other non-current liabilities	36,828	20,213
Total non-current liabilities	2,278,294	1,917,253

Equity:
Common unitholders - public; 19,595,393 units issued and outstanding at June 30, 2025 (17,374,618 at December 31, 2024)	519,930	440,957
Common unitholders - Delek Holdings; 33,868,203 units issued and outstanding at June 30, 2025 (34,111,278 at December 31, 2024)	(487,939)	(405,429)
Total equity	31,991	35,528
Total liabilities and equity	$2,752,889	$2,041,559
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues
Affiliate (1)	$114,083	$156,828	$240,404	$296,453
Third party	132,267	107,800	255,876	220,250
Net revenues	246,350	264,628	496,280	516,703
Cost of sales:
Cost of materials and other - affiliate (1)	84,411	103,065	174,377	195,947
Cost of materials and other - third party	34,950	34,995	74,036	65,805
Operating expenses (excluding depreciation and amortization presented below)	37,525	29,454	78,155	61,149
Depreciation and amortization	25,879	22,746	52,377	47,913
Total cost of sales	182,765	190,260	378,945	370,814
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	549	174	904	395
General and administrative expenses	8,944	6,016	17,808	10,879
Depreciation and amortization	1,218	1,461	2,436	2,789
Other operating expense (income), net	438	(1,744)	(3,848)	(1,177)
Total operating costs and expenses	193,914	196,167	396,245	383,700
Operating income	52,436	68,461	100,035	133,003
Interest income	(23,538)	(28)	(46,085)	(28)
Interest expense	41,711	35,296	82,812	75,525
Income from equity method investments	(10,536)	(7,882)	(20,686)	(16,372)
Other income, net	(20)	(40)	(41)	(211)
Total non-operating expenses, net	7,617	27,346	16,000	58,914
Income before income tax expense	44,819	41,115	84,035	74,089
Income tax expense	245	57	427	383
Net income	44,574	41,058	83,608	73,706
Comprehensive income	$44,574	$41,058	$83,608	$73,706
Net income per unit:
Basic	$0.83	$0.87	$1.56	$1.61
Diluted	$0.83	$0.87	$1.56	$1.61
Weighted average common units outstanding:
Basic	53,445,803	47,219,184	53,524,792	45,812,770
Diluted	53,473,271	47,232,507	53,553,227	45,829,522
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of March 31, 2025	$525,141	$(427,706)	$97,435
Cash distributions (1)	(21,726)	(37,594)	(59,320)
Net income	16,323	28,251	44,574
Distributions	—	(51,940)	(51,940)
Other	192	1,050	1,242
Balance as of June 30, 2025	$519,930	$(487,939)	$31,991

	Common - Public	Common - Delek Holdings	Total
Balance as of March 31, 2024	$290,051	$(332,518)	$(42,467)
Cash distributions (1)	(13,893)	(36,713)	(50,606)
Net income	11,100	29,958	41,058
Other	(63)	771	708
Balance as of June 30, 2024	$287,195	$(338,502)	$(51,307)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2024	$440,957	$(405,429)	$35,528
Cash distributions (1)	(43,335)	(75,287)	(118,622)
Net income	30,547	53,061	83,608
Issuance of units	91,511	—	91,511
Unit repurchase	—	(10,000)	(10,000)
Distributions	—	(51,940)	(51,940)
Other	250	1,656	1,906
Balance as of June 30, 2025	$519,930	$(487,939)	$31,991

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2023	$160,402	$(322,271)	$(161,869)
Cash distributions (1)	(23,905)	(72,911)	(96,816)
Net income	18,504	55,202	73,706
Issuance of units	132,202	—	132,202
Other	(8)	1,478	1,470
Balance as of June 30, 2024	$287,195	$(338,502)	$(51,307)
(1) Cash distributions include $0.1 million and $0.3 million related to distribution equivalents on vested phantom units for the three and six months ended June 30, 2024, respectively. There were no distribution equivalents on vested phantom units for the three and six months ended June 30, 2025.

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$83,608	$73,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,813	50,702
Non-cash lease expense	3,619	1,901
Amortization of marketing contract intangible	—	3,605
Amortization of deferred revenue	(1,660)	(1,297)
Amortization of deferred financing costs and debt discount	2,667	2,621
Income from equity method investments	(20,686)	(16,372)
Dividends from equity method investments	11,722	19,125
Loss on extinguishment of debt	—	3,571
Other non-cash adjustments	(632)	(4,583)
Changes in assets and liabilities:
Accounts receivable	(26,364)	(7,837)
Inventories and other current assets	(1,537)	34
Accounts payable and other current liabilities	322,980	14,013
Accounts receivable/payable to related parties	(297,545)	(10,650)
Net investment in leases - affiliate	8,279	—
Non-current assets and liabilities, net	(291)	2,958
Net cash provided by operating activities	138,973	131,497
Cash flows from investing activities:
Purchases of property, plant and equipment	(169,948)	(26,407)
Proceeds from sales of property, plant and equipment	4,892	9,544
Purchases of intangible assets	(7,017)	(1,231)
Business combination, net of cash acquired	(181,180)	—
Distributions from equity method investments	5,570	2,673
Net cash used in investing activities	(347,683)	(15,421)
Cash flows from financing activities:
Distributions to common unitholders - public	(43,335)	(23,905)
Distributions to common unitholders - Delek Holdings	(75,287)	(72,911)
Proceeds from term debt	700,000	852,500
Payments on term debt	—	(531,250)
Proceeds from revolving facility	829,900	283,900
Payments on revolving facility	(1,184,450)	(734,200)
Unit repurchase	(10,000)	—
Proceeds from issuance of common units, net of underwriters' discount	—	132,202
Payments on other financing agreements	—	(6,214)
Deferred financing costs paid	(10,788)	(14,164)
Other financing activities	(1,278)	(678)
Net cash provided by (used in) financing activities	204,762	(114,720)
Net (decrease) increase in cash and cash equivalents	(3,948)	1,356
Cash and cash equivalents at the beginning of the period	5,384	3,755
Cash and cash equivalents at the end of the period	$1,436	$5,111

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,146	$49,553
Non-cash investing activities:
Inventory received in connection with DPG Dropdown	$6,860	$—
Forgiveness of related party receivable in connection with DPG Dropdown	$58,800	$—
Common units issued in connection with Gravity Acquisition	$91,511	$—
Increase (decrease) in accrued capital expenditures	$21,184	$(1,055)
Non-cash financing activities:
Lease liability arising from obtaining right-of-use assets during the period	$21,221	$1,437
Decrease in right-of-use assets due to lease terminations during the period	$1,176	$—

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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2025, and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K.
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
Accounting Pronouncements Not Yet Adopted
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE. This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.
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

7 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
2. Acquisitions
Gravity Acquisition
On January 2, 2025, we completed the Gravity Acquisition for a preliminary purchase price of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash consisting of a cash deposit of $22.8 million paid in December 2024 upon execution of the purchase agreement and $186.5 million paid at closing on January 2, 2025, and 2,175,209 of common units.
For the three and six months ended June 30, 2025, we incurred $1.0 million and $4.1 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our consolidated financial and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $24.0 million and $8.1 million, respectively for the three months ended June 30, 2025, and $46.8 million and $18.0 million, respectively, for the period from January 2, 2025, through June 30, 2025, related to these operations.
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

8 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in thousands):

Assets acquired:
Cash and cash equivalents	$5,317
Accounts receivables	16,433
Inventories	1,851
Other current assets	1,681
Property, plant and equipment	192,757
Operating lease right-of-use assets	107
Customer relationship intangible (1)	67,580
Other intangibles (1)	31,921
Other non-current assets	58
Total assets acquired	317,705

Liabilities assumed:
Accounts payable	2,459
Accrued expenses and other current liabilities	5,733
Current portion of operating lease liabilities	54
Asset retirement obligations	8,602
Operating lease liabilities, net of current portion	49
Total liabilities assumed	16,897
Fair value of net assets acquired	$300,808
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $67.6 million, which we estimate to be amortized over 10 to 25 years.
•Rights-of-way intangibles are valued at $31.9 million, the majority of which have an indefinite life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of June 30, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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
Fair Value Adjustments
During the three months ended June 30, 2025, the Partnership recorded the following fair value adjustments to the preliminary purchase price allocation, based on new information about facts and circumstances that existed as of the acquisition date:

Balance Sheet Description	Preliminary Value	Adjusted Value	Change
Property, plant and equipment	208,313	192,757	(15,556)
Customer relationship intangible	50,674	67,580	16,906
Asset retirement obligations	7,202	8,602	1,400

9 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)
Net sales	$246,350	$296,728	$496,280	$580,503
Net income attributable to partners	$45,574	$45,558	$87,708	$77,806

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
For the three and six months ended June 30, 2025, we incurred $0.3 million and $0.4 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our results of operations included revenue and net income of $15.3 million and $6.4 million, respectively, for the three months ended June 30, 2025, and $31.8 million and $13.5 million, respectively, for the six months ended June 30, 2025, related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.

10 |

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
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $26.3 million, which will be amortized over a 13.4 years useful life.
•Rights-of-way intangibles are valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million which will be amortized over a 4.8 years useful life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of June 30, 2025. There have been no significant adjustments to the preliminary purchase price allocation during the three and six months ended June 30, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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

11 |

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
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the three and six months ended June 30, 2025, and 2024. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2025, and December 31, 2024, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and six month periods ended June 30, 2025, and 2024.

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2025. Total fees paid to the Partnership were $0.1 million and $0.5 million for the three and six months ended June 30, 2025, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, which are recorded in affiliate revenue in our accompanying condensed consolidated statements of income and comprehensive income. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
Delek Permian Gathering Dropdown
On May 1, 2025, Delek Holdings transferred the Delek Permian Gathering purchasing and blending activities to the Partnership (the "DPG Dropdown”). In connection with the DPG Dropdown, the Partnership assumed all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with the Partnership’s existing Midland Gathering System. In addition, line fill inventory amounting to $6.9 million was transferred to the Partnership. Total consideration included the cancellation of $58.8 million in existing receivables owed to the Partnership by Delek Holdings. Since this transaction was between entities under common control, the impact was recorded as a distribution in the accompanying condensed consolidated statements of partners' equity.
Commercial Agreements
On May 1, 2025, the Partnership entered into an agreement to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
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
A summary of income, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$114,083	$156,828	$240,404	$296,453
Interest income from sales-type leases	$23,533	$—	$46,080	$—
Purchases from Affiliates	$84,411	$103,065	$174,377	$195,947
Operating and maintenance expenses	$21,153	$14,939	$43,093	$33,157
General and administrative expenses	$3,114	$3,504	$5,334	$6,503

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 11, 2025	$37,693
May 15, 2025	37,594
August 14, 2025 (1)	37,763
Total	$113,050

February 12, 2024	$36,198
May 15, 2024	36,713
August 14, 2024	37,399
Total	$110,310
(1) On July 29, 2025, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions paid are estimated based on common units held by Delek Holdings as of June 30, 2025.

4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$20,526	$—	$1,350	$21,876
Service Revenue - Affiliate (1)	1,521	6,695	13,636	21,852
Product Revenue - Third Party	58,143	52,248	—	110,391
Product Revenue - Affiliate	664	36,533	—	37,197
Lease Revenue - Affiliate	36,913	9,139	8,982	55,034
Total Revenue	$117,767	$104,615	$23,968	$246,350

	Three Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$13,435	$—	$1,985	$15,420
Service Revenue - Affiliate (1)	3	14,252	13,710	27,965
Product Revenue - Third Party	27,679	64,701	—	92,380
Product Revenue - Affiliate	4,452	42,551	—	47,003
Lease Revenue - Affiliate	47,074	14,096	20,690	81,860
Total Revenue	$92,643	$135,600	$36,385	$264,628

	Six Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$38,980	$—	$2,932	$41,912
Service Revenue - Affiliate (1)	3,027	13,352	27,610	43,989
Product Revenue - Third Party	119,725	94,239	—	213,964
Product Revenue - Affiliate	3,883	85,859	—	89,742
Lease Revenue - Affiliate	70,755	17,864	18,054	106,673
Total Revenue	$236,370	$211,314	$48,596	$496,280

14 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$36,820	$—	$4,717	$41,537
Service Revenue - Affiliate (1)	5	27,468	27,255	54,728
Product Revenue - Third Party	47,624	131,089	—	178,713
Product Revenue - Affiliate	8,402	70,297	—	78,699
Lease Revenue - Affiliate	95,675	26,016	41,335	163,026
Total Revenue	$188,526	$254,870	$73,307	$516,703
(1) Net of $1.8 million and $3.6 million for the three and six months ended June 30, 2024, related to marketing contract intangible recorded in the wholesale marketing and terminalling segment. For the three and six months ended June 30, 2025, no amortization was recorded related to this intangible, as the associated agreement was terminated on August 5, 2024.

As of June 30, 2025, we expect to recognize approximately $0.6 billion in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of June 30, 2025, were as follows (in thousands):

Remainder of 2025	$73,843
2026	126,578
2027	126,578
2028	81,108
2029 and thereafter	174,001
Total expected revenue on remaining performance obligations	$582,108

5. Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted-average number of outstanding common units. Diluted net income per unit includes the effects of potentially dilutive units on our common units. For the three and six months ended June 30, 2025, and 2024, potentially dilutive units outstanding consist of unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$44,574	$41,058	$83,608	$73,706
Weighted average common units outstanding, basic	53,445,803	47,219,184	53,524,792	45,812,770
Dilutive effect of unvested phantom units	27,468	13,323	28,435	16,752
Weighted average common units outstanding, diluted	53,473,271	47,232,507	53,553,227	45,829,522
Net income per unit:
Basic	$0.83	$0.87	$1.56	$1.61
Diluted (1)	$0.83	$0.87	$1.56	$1.61
(1) There were 23,647 and 16,862 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and six months ended June 30, 2025, respectively. There were 46,281 and 30,003 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and six months ended June 30, 2024, respectively.

15 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	June 30, 2025	December 31, 2024
DKL Revolving Facility	$80,850	$435,400
2033 Notes	700,000	—
2029 Notes	1,050,000	1,050,000
2028 Notes	400,000	400,000
Principal amount of long-term debt	2,230,850	1,885,400
Less: Unamortized discount and premium and deferred financing costs	19,424	10,003
Total debt, net of unamortized discount and premium and deferred financing costs	$2,211,426	$1,875,397

DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with Fifth Third, as administrative agent and a syndicate of lenders with an original principal of $300.0 million (the "DKL Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024, from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. Debt extinguishment costs were $2.1 million for the three and six months ended June 30, 2024, and were recorded in interest expense in the accompanying condensed consolidated statements of income and comprehensive income.
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
As of June 30, 2025, and December 31, 2024, the weighted average interest rate was 7.72% and 7.27%, respectively. There were no letters of credit outstanding as of June 30, 2025, or December 31, 2024.
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of June 30, 2025, and December 31, 2024, approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of June 30, 2025, we were in compliance with covenants on all of our debt instruments.
2033 Notes
On June 30, 2025, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers") sold $700.0 million in aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to repay a portion of the outstanding borrowing under the DKL Revolving Facility.
The 2033 Notes are general unsecured senior obligations of the Issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's subsidiaries other than Finance Corp., and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. The 2033 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. The 2033 Notes will mature on June 30, 2033, and interest on the 2033 Notes is payable semi-annually in arrears on each June 30 and December 30, commencing December 30, 2025.
At any time prior to June 30, 2028, the Issuers may redeem up to 35% of the aggregate principal amount of the 2033 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 107.375% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 30, 2028, the Issuers may also redeem all or part of the 2033 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 30, 2028, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2033 Notes, at a redemption price of 103.688% of the redeemed principal for the twelve-month period beginning on June 30, 2028, 101.844% for the twelve-month period beginning on June 30, 2029, and 100.00% beginning on June 30, 2030 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2033 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
We recorded $11.1 million of debt issuance costs which will be amortized over the term of the 2033 Notes and included in interest expense in the accompanying condensed consolidated statements of income. As of June 30, 2025, the effective interest rate was 7.64%. The estimated fair value of the 2033 Notes was $697.4 million as of June 30, 2025, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

16 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
2029 Notes
Our 2029 Notes are general unsecured senior obligations comprised of $1,050.0 million in aggregate principal 8.625% senior notes maturing on March 15, 2029. The 2029 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of June 30, 2025, the effective interest rate was 8.80%. The estimated fair value of the 2029 Notes was $1,091.0 million and $1,086.9 million as of June 30, 2025, and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of June 30, 2025, the effective interest rate was 7.38%. The estimated fair value of the 2028 Notes was $402.1 million and $399.1 million as of June 30, 2025, and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes were general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. Concurrent with the issuance of the 2029 Notes, the Partnership made a cash tender offer (the "Offer") for all of the outstanding 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Partnership received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and were recorded in interest expense in the accompanying condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024.

17 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Equity
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2024, through June 30, 2025.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2024	17,374,618	34,111,278	51,485,896
Unit-based compensation awards (2)	45,566	—	45,566
Issuance of units in connection with Gravity Acquisition	2,175,209	—	2,175,209
Unit repurchase	—	(243,075)	(243,075)
Balance at June 30, 2025	19,595,393	33,868,203	53,463,596
(1) As of June 30, 2025, Delek Holdings owned a 63.3% interest in the Partnership.
(2) Unit-based compensation awards are presented net of 16,654 units withheld for taxes for the six months ended June 30, 2025.

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted-average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Common Unit Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the six months ended June 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the six months ended June 30, 2024. As of June 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025 (1)	$1.115	$59,612
(1) On July 29, 2025, the board of directors of our general partner declared this quarterly cash distribution, payable on August 14, 2025, to unitholders of record on August 8, 2025. The total cash distribution is estimated based on the number of common units outstanding as of June 30, 2025.

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

18 |

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
As of June 30, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment.
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Red River	$133,174	$136,455
W2W Holdings	95,216	86,117
CP LLC	57,725	59,252
Andeavor Logistics	34,061	35,328
Total Equity Method Investments	$320,176	$317,152

9. Segment Data
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investment in pipeline joint ventures. Operations that are not specifically included in the reportable segments are included in Corporate and other. The Partnership defines its segments based on how internally reported financial information is regularly reviewed by its chief operating decision maker ("CODM") to analyze financial performance, make decisions and allocate resources.
The CODM is the President of the Partnership. The CODM evaluates performance based on segment EBITDA for planning and forecasting purposes. The CODM considers budget to actual variances on a monthly basis when making decisions about allocation of operating and capital resources to each segment. Segment EBITDA is an important measure used by management to evaluate the financial performance of our core operations. We define segment EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our accompanying condensed consolidated statements of income and comprehensive income. A reconciliation of segment EBITDA to net Income is included in the tables below.
Assets by segment are not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.
The following is a summary of business segment operating performance as measured by segment EBITDA for the periods indicated:

19 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$39,098	$52,367	$22,618	$—	$114,083
Third party	78,669	52,248	1,350	—	132,267
Total revenue	117,767	104,615	23,968	—	246,350

Cost of materials and other	21,748	84,496	13,090	—	119,334
Operating expenses	31,516	1,171	3,794	—	36,481
Income from equity method investments	—	—	—	(10,536)	(10,536)
Other segment items (2)	556	9	57	—	622
Segment EBITDA	63,947	18,939	7,027	10,536	100,449

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					10,360
Depreciation and amortization					27,097
Interest income					(23,538)
Interest expense					41,711
Income tax expense					245
Net income					$44,574

	Three Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$51,529	$70,899	$34,400	$—	$156,828
Third party	41,114	64,701	1,985	—	107,800
Total revenue	92,643	135,600	36,385	—	264,628

Cost of materials and other	19,660	103,901	14,470	—	138,031
Operating expenses	19,546	3,273	4,534	—	27,353
Income from equity method investments	—	—	—	(7,882)	(7,882)
Other segment items (2)	(1,243)	(1,779)	629	—	(2,393)
Segment EBITDA	54,680	30,205	16,752	7,882	109,519

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					7,127
Depreciation and amortization					24,207
Amortization of marketing contract intangible					1,802
Interest income					(28)
Interest expense					35,296
Income tax expense					57
Net income					$41,058

20 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$77,665	$117,075	$45,664	$—	$240,404
Third party	158,705	94,239	2,932	—	255,876
Total revenue	236,370	211,314	48,596	—	496,280

Cost of materials and other	46,092	174,149	28,117	—	248,358
Operating expenses	62,097	4,970	8,955	—	76,022
Income from equity method investments	—	—	—	(20,686)	(20,686)
Other segment items (2)	(3,705)	19	83	—	(3,603)
Segment EBITDA	131,886	32,176	11,441	20,686	196,189

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					20,614
Depreciation and amortization					54,813
Interest income					(46,085)
Interest expense					82,812
Income tax expense					427
Net income					$83,608

	Six Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$104,082	$123,781	$68,590	$—	$296,453
Third party	84,444	131,089	4,717	—	220,250
Total revenue	188,526	254,870	73,307	—	516,703

Cost of materials and other	37,529	195,805	28,363	—	261,697
Operating expenses	39,251	7,101	9,555	—	55,907
Income from equity method investments	—	—	—	(16,372)	(16,372)
Other segment items (2)	(693)	(3,515)	510	—	(3,698)
Segment EBITDA	112,439	55,479	34,879	16,372	219,169

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					15,276
Depreciation and amortization					50,702
Amortization of marketing contract intangible					3,605
Interest income					(28)
Interest expense					75,525
Income tax expense					383
Net income					$73,706
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible of $1.8 million and $3.6 million for the three and six months ended June 30, 2024. There was no amortization recorded during the three and six months ended June 30, 2025, related to this intangible, as the associated agreement was terminated on August 5, 2024.
(2) Other segment items include general and administrative expense, other operating (income) loss and other income. Additionally, the wholesale marketing and terminalling segment includes amortization of the marketing contract intangible for the three and six months ended June 30, 2024.

21 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of other segment information for the periods indicated:

	Three Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$24,085	$952	$1,301	$—	$759	$27,097
Capital spending (1)	$117,218	$65	$1,906	$—	$—	$119,189

	Three Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$19,062	$1,635	$2,522	$—	$988	$24,207
Amortization of marketing contract intangible	$—	$1,802	$—	$—	$—	$1,802
Capital spending (1)	$7,351	$105	$2,731	$—	$—	$10,187

	Six Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$48,808	$1,904	$2,582	$—	$1,519	$54,813
Capital spending (1)	$188,529	$155	$2,448	$—	$—	$191,132

	Six Months Ended June 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$40,216	$3,347	$5,297	$—	$1,842	$50,702
Amortization of marketing contract intangible	$—	$3,605	$—	$—	$—	$3,605
Capital spending (1)	$22,074	$21	$3,257	$—	$—	$25,352
(1) Capital spending includes additions on an accrual basis.

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
Texas Department of Transportation Settlement
Beginning in August 2023, the Partnership was involved in litigation with the State of Texas Department of Transportation. The subject of the litigation was the expansion of the highway where the Partnership's Nettleton Station is situated. As a result of this expansion, two tanks owned by the Partnership were impacted. This litigation was settled in the second quarter of 2024 and resulted in the Partnership recovering $8.3 million in condemnation proceeds, which was recorded in other operating income, net in the condensed consolidated statements of income and comprehensive income. In the first half of 2025, we recovered an additional $4.3 million related to this settlement, which is recorded in other operating income, net in the accompanying condensed consolidated statements of income and comprehensive income.

22 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

11. Leases
Lessor
We are the lessor under certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings. Revenue from these leases are recorded in affiliate revenue in the accompanying condensed consolidated statements of income and comprehensive income. We elected the practical expedient to carry forward historical lease classification conclusions until a modification of an existing agreement occurs. Once a modification occurs, the amended agreement is required to be assessed under ASC 842, to determine whether a reclassification of the lease is required.
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
Lease income included in the accompanying condensed consolidated statements of income and comprehensive income were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2025
Operating leases:
Lease revenue	$50,717	$99,316
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	23,533	46,080
Lease revenue (Revenue from variable lease payments)	4,317	7,357
Sales-type lease income	$27,850	$53,437

We recorded $81.9 million and $163.0 million in operating lease revenue for the three and six months ended June 30, 2024, respectively. There were no sales-type leases during the three and six months ended June 30, 2024.

23 |

12. Subsequent Events
Distribution Declaration
On July 29, 2025, our general partner's board of directors declared a quarterly cash distribution of $1.115 per unit, payable on August 14, 2025, to unitholders of record on August 8, 2025.

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
Business and Economic Environment Overview
During the six months ended June 30, 2025, we made significant strides in our commitment to being a full-suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. On May 1, 2025, we entered into a series of agreements with Delek Holdings which, among other things, will allow us to assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with our existing Midland Gathering System.
In January 2025, the Partnership closed the Gravity Acquisition which includes integrated full-cycle water systems in the Midland Basin, in addition to water gathering, and transportation assets in the Bakken, and along with our H2O Midstream Acquisition, provides a strong opportunity for integrated crude and water services to its customers. These transactions significantly enhance our competitive position in the Midland basin and serve to further our economic separation from our sponsor and contribute to an increase in third party revenue.
As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as we have expanded our dedicated crude acreage in our Midland Gathering system. Additionally, in the Delaware Basin, we are expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding AGI and sour gas processing capabilities. Currently, the gas plant is in its initial phase of operation, and we foresee it reaching full capacity by the latter half of 2025. In June 2025, we successfully completed a debt issuance raising $700 million, enhancing our liquidity to over $1.0 billion. Our disciplined approach to cost control, coupled with a focus on margin enhancements, supported earnings before interest, taxes, depreciation and amortization ("EBITDA") growth and improved cash flow, while our capital deployment remained aligned with our strategic priorities. This strengthened financial position empowers us to advance our strategy of organic growth while also exploring attractive opportunities for bolt-on acquisitions. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets.
As a result of these efforts, the Partnership saw a $9.9 million increase in net income during the six months ended June 30, 2025, as compared to the prior year period. Our EBITDA decreased $28.3 million in 2025 as compared to 2024. This decrease is largely attributable to a change in classification of certain of our commercial agreements with Delek, which meet the criteria to be classified as sales-type leases. As such, certain throughput and storage fees that were previously recorded as revenue are now recorded as interest income under sales-type lease accounting. Our gathering and processing segment saw a $19.4 million increase in segment EBITDA, largely due to the H2O Midstream and Gravity acquisitions. Our wholesale marketing and terminalling segment saw a $23.3 million decrease in segment EBITDA largely due to aforementioned sales-type lease accounting. Our storage and transportation segment saw a $23.4 million decrease in segment EBITDA, also attributable to sales-type lease accounting. Segment EBITDA for our investments in pipeline joint ventures increased by $4.3 million with the acquisition of the investment in Wink to Webster Holdings, LLC (the "W2W Investment") from Delek Holdings. See the “Results of Operations” section below for further discussion.
The near-term economic outlook still has some uncertainty with the introduction of widespread tariffs by the U.S., geopolitical instability and commodity market volatility. The uncertainty surrounding trade negotiations and the potential for further expansion of tariffs have contributed to increased market and commodity volatility and potential economic downturns. That said, we are well positioned to manage through an economic downturn because of built-in recessionary protections which include minimum volume commitments on throughput and dedicated acreage agreements. Additionally, the Partnership has embraced opportunities to enhance our environmental stewardship. It is expected that renewables, other than hydrocarbons, will continue to grow as a percentage of total energy consumption; however, a material reduction in the reliance on oil and gas for energy consumption is unlikely in the near term. Therefore, we expect that liquid transportation fuels will continue to be in high demand, and we expect to continue to leverage the strength of our cash flows and balance sheet in order to continue maximizing unitholder returns and the long-term prospects for return on investment.
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

27 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other 2025 Developments
Contractual Rate Adjustments to Keep Pace with Inflation
On July 1, 2025, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased 2.0%. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 2.6% and the fees that are subject to adjustments using the producer price index increased approximately 1.4%. These adjustments allow us to maintain compliance with FERC regulations as well as to ensure that our results are reflective of current market conditions.
2033 Notes
On June 30, 2025, the Partnership sold $700.0 million in aggregate principal amount of 7.375% senior notes due 2033 (the "2033 Notes") at par. Net proceeds were used to repay a portion of the outstanding borrowing under the DKL Revolving Facility.
Delek Permian Gathering Dropdown
On May 1, 2025, Delek Holdings transferred the Delek Permian Gathering purchasing and blending activities to the Partnership (the "DPG Dropdown”). In connection with the DPG Dropdown, the Partnership will assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with the Partnership’s existing Midland Gathering System. Total consideration included the cancellation of $58.8 million in existing receivables owed by Delek Holdings.
Commercial Agreements
On May 1, 2025, the Partnership entered into an agreement to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
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
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). During the six months ended June 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the six months ended June 30, 2024. As of June 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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

Gathering and Processing
The operational assets in our gathering and processing segment consist of our pipeline assets, Midland Gathering Assets, Midland Water Gathering Assets and Delaware Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serve Delek Holdings refining needs throughout the Permian Basin. The Midland Water Gathering Assets support our water disposal and recycling operations primarily in the Midland Basin in Texas. The Delaware Gathering Assets support our crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. While we do not take ownership of gas that is gathered, we sell the processed gas at a market price which we remit to the producer, net of our fees. Therefore, we are not directly exposed to changes in commodity prices with respect to these operations. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation mainly in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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
•Pursue Attractive Expansion Opportunities. Continue to evaluate and pursue opportunities to grow our business through several organic growth opportunities and bolt-on acquisitions
◦Organic growth opportunities. The partnership is in the middle of pursuing several attractive organic growth opportunities enabled by its advantageous position in the prolific Permian Basin. The gas plant expansion and addition of AGI and sour gas processing capabilities are enabling several additional growth options for the Partnership in the Delaware Basin. In the Midland Basin combined crude and water offering is appealing for our customers and bringing additional growth opportunities to our system.
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

30 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
2025 Strategic Scorecard

Description of Strategic Success	Achieve Strong Cash Flow Growth	Pursue Attractive Expansion Opportunities	Engage in Mutually Beneficial Transactions with Delek Holdings	Optimize Our Existing Assets and Expand Our Customer Base	Expand our ESG Consciousness and Lower our Carbon Footprint
Completion of debt offering, increasing our liquidity to over $1.0 billion	✓	✓		✓
DPG Dropdown	✓	✓	✓	✓
Acquisition of Gravity	✓	✓		✓
Repurchase of common units from Delek Holdings	✓		✓
Began initial phase of operations of the natural gas processing plant expansion	✓	✓		✓
Executed agreements with Delek Holdings to further our economic separation and increase third-party revenue			✓	✓

Market Trends
Fluctuations in crude oil, natural gas and NGL prices and the prices of related refined and other hydrocarbon products impact operations in the midstream energy sector. For example, the prices of each of these products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Exploration and production activities have a direct impact on volumes transported through our gathering assets in the geologic basins in which we operate. Additionally, the demand for hydrocarbon-based refined products and related crack spreads significantly impact production decisions of our refining customers and likewise throughputs on our pipelines and other logistics assets. Finally, fluctuations in demand and commodity prices for refined products, as well as the value attributable to RINs, directly impacts our wholesale marketing operations, where we are subject to short-term commodity price fluctuations at the rack. Most of the logistics services we provide (including transportation, gathering and processing services) are subject to long-term fee-based contracts with minimum volume commitments or long-term dedicated acreage agreements which mitigate most of our short-term financial risk to price and demand volatility. However, sustained depressed demand/prices over the longer term could not only curb exploration and production expansion opportunities under our agreements, but it could also impact our customers' willingness or ability to renew commercial agreements or result in liquidity or credit constraints that could impact our longer-term relationship with them.
That said, despite the recent crude price softness, we are seeing higher volumes in our crude gathering business. Also, our recent expansion of our gas processing capabilities has improved both our customer and geographic diversification, which lowers concentration risk in those areas, in addition to adding service offerings to our portfolio. Furthermore, our dedicated acreage agreements provide significant growth opportunities in strong economic conditions (e.g., high demand/high commodity prices) without incremental customer acquisition cost. Given all of these factors, we believe that we continue to be strategically positioned, even in tougher market conditions, to sustain positive operating results and cash flows and to continue developing profitable growth projects that are needed to support future distribution growth.
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

32 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

•EBITDA - calculated as net income before net interest expense, income tax expense, depreciation and amortization expense, including amortization of marketing contract intangible, which is included as a component of net revenues in our condensed consolidated statements of income and comprehensive income in Item 1. to this Quarterly Report on Form 10-Q.

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

Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$44,574	$41,058	$83,608	$73,706
Add:
Income tax expense	245	57	427	383
Depreciation and amortization	27,097	24,207	54,813	50,702
Amortization of marketing contract intangible	—	1,802	—	3,605
Interest expense, net	18,173	35,268	36,727	75,497
EBITDA	$90,089	$102,392	$175,575	$203,893

33 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$107,423	$87,639	$138,973	$131,497
Changes in assets and liabilities	(37,602)	(24,305)	(5,522)	1,482
Distributions from equity method investments in investing activities	3,443	540	5,570	2,673
Non-cash lease expense	(1,352)	38	(3,619)	(1,901)
Regulatory and sustaining capital expenditures not distributable (1)	(4,598)	(3,007)	(5,243)	(4,286)
Reimbursement from Delek Holdings for capital expenditures (2)	10	(4)	19	282
Sales-type lease receipts, net of income recognized	3,868	—	9,027	—
Accretion	(638)	(186)	(1,047)	(373)
Deferred income taxes	(78)	(103)	(263)	(204)
Gain (loss) on disposal of assets	(438)	7,197	3,848	6,630
Distributable cash flow	$70,038	$67,809	$141,743	$135,800
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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Gathering and Processing	$117,767	$92,643	$236,370	$188,526
Wholesale marketing and terminalling	104,615	135,600	211,314	254,870
Storage and transportation	23,968	36,385	48,596	73,307
Total	246,350	264,628	496,280	516,703
Cost of materials and other	119,361	138,060	248,413	261,752
Operating expenses (excluding depreciation and amortization presented below)	38,074	29,628	79,059	61,544
General and administrative expenses	8,944	6,016	17,808	10,879
Depreciation and amortization	27,097	24,207	54,813	50,702
Other operating expense (income), net	438	(1,744)	(3,848)	(1,177)
Operating income	$52,436	$68,461	$100,035	$133,003
Interest income	(23,538)	(28)	(46,085)	(28)
Interest expense	41,711	35,296	82,812	75,525
Income from equity method investments	(10,536)	(7,882)	(20,686)	(16,372)
Other income, net	(20)	(40)	(41)	(211)
Total non-operating expenses, net	7,617	27,346	16,000	58,914
Income before income tax expense	44,819	41,115	84,035	74,089
Income tax expense	245	57	427	383
Net income	$44,574	$41,058	83,608	73,706
Comprehensive income	44,574	41,058	83,608	73,706
EBITDA(2)	$90,089	$102,392	$175,575	$203,893
Net income per limited partner unit:
Basic	$0.83	$0.87	$1.56	$1.61
Diluted	$0.83	$0.87	$1.56	$1.61
Weighted average limited partner units outstanding:
Basic	53,445,803	47,219,184	53,524,792	45,812,770
Diluted	53,473,271	47,232,507	53,553,227	45,829,522
(1) This information is presented at a summary level for your reference. See the condensed consolidated statements of income and comprehensive income in Item 1. to this Quarterly Report on Form 10-Q for more details regarding our results of operations.
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

35 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024
Net Revenues
Q2 2025 vs. Q2 2024
Net revenues decreased by $18.3 million, or 6.9%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the following:
•decreased revenue of $18.4 million in our West Texas marketing operations primarily driven by decreases in average sales prices per gallon, a net decrease in volumes sold, partially offset by an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.34 and $0.33 per gallon, respectively;
◦the average volumes of gasoline sold decreased by 2.7 million and the average volumes of diesel sold increased by 0.3 million gallons;
◦RINs revenue increased from $1.3 million in the second quarter of 2024 to $2.2 million in the second quarter of 2025, due to increased RINs prices.
•decrease of $7.4 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024;
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•partially offset by incremental revenue associated with Gravity and H2O Midstream acquisitions of $15.3 million and $24.0 million, respectively.
YTD 2025 vs. YTD 2024
Net revenues decreased by $20.4 million, or 4.0%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease was primarily driven by the following:
•decreased revenue of $21.1 million in our West Texas marketing operations primarily driven by decrease in average sales prices per gallon, partially offset by net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.28 and $0.32 per gallon, respectively;
◦the average volumes of diesel sold increased by 2.0 million and the average volumes of gasoline sold decreased by 1.6 million gallons; and
◦RINs revenue increased from $2.4 million in the second quarter of 2024 to $3.9 million in the second quarter of 2025, due to increased RINs prices.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period;
•decrease of $14.2 million due to the assignment of the Big Spring Refinery marketing agreement to Delek Holdings in the third quarter of 2024; and
•partially offset by incremental revenue associated with the Gravity and H2O Midstream Acquisitions of $46.8 million and $31.8 million, respectively.

Cost of Materials and Other
Q2 2025 vs. Q2 2024
Cost of materials and other decreased by $18.7 million, or 13.5%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the following:
•decreased costs of materials and other of $19.3 million in our West Texas marketing operations primarily driven by decreases in average cost per gallon of gasoline and diesel sold and net decrease in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.31 per gallon and $0.36 per gallon, respectively; and
◦the volumes of gasoline sold decreased by 2.7 million and the average volumes of diesel sold increased by 0.3 million gallons.
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $0.9 million and $2.7 million, respectively.

36 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2025 vs. YTD 2024
Cost of materials and other decreased by $13.3 million, or 5.1%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•decreased costs of materials and other of $21.7 million in our West Texas marketing operations primarily driven by decrease in average cost per gallon, partially offset by net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.24 per gallon and $0.33 per gallon, respectively; and
◦the average volumes of diesel sold increased by 2.0 million gallons, and the average volumes of gasoline sold decreased by 1.6 million.
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $1.7 million and $4.7 million, respectively.

Operating Expenses
Q2 2025 vs. Q2 2024
Operating expenses increased by $8.4 million, or 28.5%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the following:
•incremental expenses associated with the H2O Midstream and Gravity Acquisitions of $4.8 million and $11.0 million, respectively; and
•partially offset by a decrease in outside services.
YTD 2025 vs. YTD 2024
Operating expenses increased by $17.5 million, or 28.5%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•incremental expenses associated with the H2O Midstream and Gravity Acquisitions of $10.2 million and $17.8 million, respectively; and
•partially offset by a decrease in outside services.

General and Administrative Expenses
Q2 2025 vs. Q2 2024
General and administrative expenses increased by $2.9 million, or 48.7%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by transaction costs of $2.5 million associated with the Gravity and H2O Midstream Acquisitions, the DPG Dropdown transaction and associated agreements with Delek Holdings.
YTD 2025 vs. YTD 2024
General and administrative expenses increased by $6.9 million, or 63.7%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by following:
•transaction costs of $5.8 million associated with the Gravity and H2O Midstream Acquisitions, the DPG Dropdown transaction and associated agreements with Delek Holdings; and
•increase in insurance expense.

Depreciation and Amortization
Q2 2025 vs. Q2 2024
Depreciation and amortization increased by $2.9 million, or 11.9%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the additional fixed asset base from the H2O Midstream and Gravity Acquisitions.
YTD 2025 vs. YTD 2024
Depreciation and amortization increased by $4.1 million, or 8.1%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the additional fixed asset base from the H2O Midstream and Gravity Acquisitions.

37 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other operating income, net
Q2 2025 vs. Q2 2024
Other operating income, net decreased by $2.2 million, or 125%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the following:
•decrease in gain on disposal of assets of $7.6 million primarily due to condemnation proceeds of $8.3 million received in the second quarter of 2024; and
•offset by increase of $5.4 million due to settlement of payment dispute in prior year.
YTD 2025 vs. YTD 2024
Other operating income, net increased by $2.7 million, or 226.9%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•increase of $5.4 million due to settlement of payment dispute in prior year; and
•partially offset by decrease in gain on disposal of assets of $2.8 million.

Interest Income
Q2 2025 vs. Q2 2024
Interest income increased by $23.5 million in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.
YTD 2025 vs. YTD 2024
Interest income increased by $46.1 million in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.

Interest Expense
Q2 2025 vs. Q2 2024
Interest expense increased by $6.4 million, or 18.2%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by an increase in weighted-average interest rates.
YTD 2025 vs. YTD 2024
Interest expense increased by $7.3 million, or 9.6%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by an increase in weighted-average interest rates.

Results from Equity Method Investments
Q2 2025 vs. Q2 2024
Income from equity method investments increased by $2.7 million, or 33.7%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to the following:
•the acquisition of the W2W Investment on August 5, 2024, which contributed income of $5.9 million during the period; and
•partially offset by a $2.7 million decrease in income from our investment in Red River Pipeline Company LLC.
YTD 2025 vs. YTD 2024
Income from equity method investments increased by $4.3 million, or 26.3%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following:
•the acquisition of the W2W Investment on August 5, 2024, which contributed income of $11.6 million during the period; and
•partially offset by a $7.3 million decrease primarily related to our investment in Red River Pipeline Company LLC.

38 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and six months ended June 30, 2025, and 2024:

Gathering and Processing
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$117,767	$92,643	$236,370	$188,526
Cost of materials and other	$21,748	$19,660	$46,092	$37,529
Operating expenses (excluding depreciation and amortization)	$31,516	$19,546	$62,097	$39,251
Segment EBITDA	$63,947	$54,680	$131,886	$112,439

Throughputs (bpd(1))
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
El Dorado Assets:
Crude pipelines (non-gathered)	71,220	73,320	66,580	73,166
Refined products pipelines to Enterprise Systems	53,597	60,575	54,797	61,904
El Dorado Gathering System	9,983	13,024	10,151	13,005
East Texas Crude Logistics System	33,101	23,259	30,027	21,481
Midland Gathering System	207,183	206,933	209,059	210,196
Plains Connection System	158,881	210,033	169,004	233,438

Delaware Gathering Assets Volumes
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Natural Gas Gathering and Processing (Mcfd(2))	60,940	76,237	60,378	76,280
Crude Oil Gathering (bpd(1))	137,167	123,927	129,737	123,718
Water Disposal and Recycling (bpd(1))	116,504	116,499	122,468	122,881

Midland Water Gathering System Volumes (3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Water Disposal and Recycling (bpd(1))	600,891	—	613,817	—
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) Consists of volumes of H2O Midstream and Gravity. Gravity volumes are from January 2, 2025, to June 30, 2025.

Operational comparison of the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024
Net Revenues
Q2 2025 vs. Q2 2024
Net revenues for the gathering and processing segment increased by $25.1 million, or 27.1%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to the following:
•an increase in revenue associated with the H2O Midstream operations of $15.3 million which began in the third quarter of 2024;
•an increase in revenue associated with the Gravity operations of $24.0 million which began on January 2, 2025; and
•partially offset by a decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

39 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2025 vs. YTD 2024
Net revenues for the gathering and processing segment increased by $47.8 million, or 25.4%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the following:
•an increase in revenue associated with the H2O Midstream operations of $31.8 million which began in the third quarter of 2024;
•an increase in revenue associated with the Gravity operations of $46.8 million which began on January 2, 2025; and
•partially offset by a decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

Cost of Materials and Other
Q2 2025 vs. Q2 2024
Cost of materials and other for the gathering and processing segment increased by $2.1 million, or 10.6%, in the second quarter of 2025 compared to the second quarter of 2024, driven primarily by the following:
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $0.9 million and $2.7 million, respectively.
YTD 2025 vs. YTD 2024
Cost of materials and other for the gathering and processing segment increased by $8.6 million, or 22.8%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven primarily by the following:
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $1.7 million and $4.7 million, respectively.

Operating Expenses
Q2 2025 vs. Q2 2024
Operating expenses for the gathering and processing segment increased by $12.0 million, or 61.2%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the following:
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $4.8 million and $11.0 million, respectively; and
•partially offset by a decrease in outside services.
YTD 2025 vs. YTD 2024
Operating expenses for the gathering and processing segment increased by $22.8 million, or 58.2%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $10.2 million and 17.8 million, respectively; and
•partially offset by a decrease in outside services.

EBITDA
Q2 2025 vs. Q2 2024
EBITDA increased by $9.3 million, or 16.9%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the following:
•incremental EBITDA of $9.4 million and $10.3 million associated with H2O Midstream and Gravity Acquisitions, respectively; and
•partially offset by lower revenue related to sales-type lease accounting.
YTD 2025 vs. YTD 2024
EBITDA increased by $19.4 million, or 17.3%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•incremental EBITDA of $19.6 million and $24.2 million associated with H2O Midstream and Gravity Acquisitions, respectively; and
•partially offset by lower revenue related to sales-type lease accounting.

40 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2025, and 2024:

Wholesale Marketing and Terminalling
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$104,615	$135,600	$211,314	$254,870
Cost of materials and other	$84,496	$103,901	$174,149	$195,805
Operating expenses (excluding depreciation and amortization)	$1,171	$3,273	$4,970	$7,101
Segment EBITDA	$18,939	$30,205	$32,176	$55,479

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
East Texas - Tyler Refinery sales volumes (average bpd) (1)	67,516	71,082	67,695	68,779
Big Spring marketing throughputs (average bpd) (2)	—	81,422	—	79,019
West Texas marketing throughputs (average bpd)	10,757	11,381	10,791	10,678
West Texas marketing gross margin per barrel	$4.12	$2.99	$2.88	$2.60
Terminalling throughputs (average bpd) (3)	150,971	159,260	144,030	147,937
(1) Excludes jet fuel and petroleum coke.
(2) Marketing agreement terminated on August 5, 2024, upon assignment to Delek Holdings.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024
Net Revenues
Q2 2025 vs. Q2 2024
Net revenues for the wholesale marketing and terminalling segment decreased by $31.0 million, or 22.9%, in the second quarter of 2025 compared to the second quarter of 2024, driven primarily by the following:
•decreased revenue of $18.4 million in our West Texas marketing operations primarily driven by decreases in average sales prices per gallon, a net decrease in volumes sold, partially offset by an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.34 and $0.33 per gallon, respectively;
◦the volumes of gasoline sold decreased by 2.7 million and the volumes of diesel sold increased by 0.3 million gallons; and
◦RINs revenue increased from $1.3 million in the second quarter of 2024 to $2.2 million in the second quarter of 2025, due to increased RINs prices.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•decrease of $7.4 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024.

41 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2025 vs. YTD 2024
Net revenues for the wholesale marketing and terminalling segment decreased by $43.6 million, or 17.1%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•decreased revenue of $21.1 million in our West Texas marketing operations primarily driven by decrease in average sales prices per gallon, partially offset by net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.28 and $0.32 per gallon, respectively;
◦the volumes of diesel sold increased by 2.0 million and the volumes of gasoline sold decreased by 1.6 million gallons; and
◦RINs revenue increased from $2.4 million in the second quarter of 2024 to $3.9 million in the second quarter of 2025, due to increased RINs prices.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•decrease of $14.2 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and six months ended June 30, 2025, and 2024.

42 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Materials and Other
Q2 2025 vs. Q2 2024
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $19.4 million, or 18.7%, in the second quarter of 2025 compared to the second quarter of 2024, driven primarily by the following:
•decreased costs of materials and other of $19.3 million in our West Texas marketing operations primarily driven by decreases in average cost per gallon of gasoline and diesel sold and net decrease in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.31 per gallon and $0.36 per gallon, respectively; and
◦the volumes of gasoline sold decreased by 2.7 million and the volumes of diesel sold increased by 0.3 million gallons.
YTD 2025 vs. YTD 2024
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $21.7 million, or 11.1%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•decreased costs of materials and other of $21.7 million in our West Texas marketing operations primarily driven by decrease in average cost per gallon, partially offset by net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.24 per gallon and $0.33 per gallon, respectively; and
◦the volumes of diesel sold increased by 2.0 million gallons, and the volumes of gasoline sold decreased by 1.6 million.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and six months ended June 30, 2025, and 2024. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q2 2025 vs. Q2 2024
Operating expenses for the wholesale marketing and terminalling segment decreased by $2.1 million, or 64.2%, in the second quarter of 2025 compared to the second quarter of 2024, driven primarily by a decrease in outside service costs.
YTD 2025 vs. YTD 2024
Operating expenses for the wholesale marketing and terminalling segment decreased by $2.1 million or 30.0%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven primarily by a decrease in outside service costs.

43 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
EBITDA
Q2 2025 vs. Q2 2024
EBITDA decreased by $11.3 million, or 37.3%, in the second quarter of 2025 compared to the second quarter of 2024, driven primarily by the following:
•lower revenue related to sales-type lease accounting;
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings; and
•partially offset by a $1.13 per barrel increase in wholesale margins.
YTD 2025 vs. YTD 2024
EBITDA decreased by $23.3 million, or 42.0%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily driven by the following:
•lower revenue related to sales-type lease accounting;
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings; and
•partially offset by a $0.29 per barrel increase in wholesale margins.

44 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and six months ended June 30, 2025 and 2024:

Storage and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$23,968	$36,385	$48,596	$73,307
Cost of materials and other	$13,090	$14,470	$28,117	$28,363
Operating expenses (excluding depreciation and amortization)	$3,794	$4,534	$8,955	$9,555
Segment EBITDA	$7,027	$16,752	$11,441	$34,879

Operation comparison of the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024
Net Revenues
Q2 2025 vs. Q2 2024
Net revenues for the storage and transportation segment decreased by $12.4 million, or 34.1%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to recording certain storage fees as interest income under sales-type lease accounting that were recorded as revenue in the prior year period.
YTD 2025 vs. YTD 2024
Net revenues for the storage and transportation segment decreased by $24.7 million, or 33.7%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to recording certain storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

Cost of Materials and Other
Q2 2025 vs. Q2 2024
Cost of materials and other for the storage and transportation segment decreased by $1.4 million, or 9.5%, in the second quarter of 2025 compared to the second quarter of 2024.
YTD 2025 vs. YTD 2024
Cost of materials and other for the storage and transportation segment decreased by $0.2 million, or 0.9%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Operating Expenses
Q2 2025 vs. Q2 2024
Operating expenses for the storage and transportation segment decreased by $0.7 million, or 16.3%, in the second quarter of 2025 compared to the second quarter of 2024.
YTD 2025 vs. YTD 2024
Operating expenses for the storage and transportation segment decreased by $0.6 million, or 6.3%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

EBITDA
Q2 2025 vs. Q2 2024
EBITDA decreased by $9.7 million, or 58.1%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to decrease in revenue related to sales-type lease accounting.

45 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2025 vs. YTD 2024
EBITDA decreased by $23.4 million, or 67.2%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease in revenue related to sales-type lease accounting.

46 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments in Pipeline Joint Ventures Segment
The Investments in Pipeline Joint Ventures segment relates to strategic Joint Venture investments, accounted for as equity method investments, to support the Delek Holdings operations in terms of offering connection to takeaway pipelines, alternative crude supply sources and flow of high-quality crude oil to the Delek Holdings refining system. As a result, Delek Holdings is a major shipper and customer on certain of the Joint Venture pipelines, with minimum volume commitment ("MVC") agreements, which cushion the Joint Venture entities during periods of low activity. The other Joint Venture owners are usually major shippers on the pipelines resulting in a majority of the revenue of the Joint Venture entities coming from MVC agreements with related entities.
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 8 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and six months ended June 30, 2025.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At June 30, 2025, our total liquidity amounted to $1,070.6 million comprised of $1,069.2 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 6 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $1.4 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On July 29, 2025, the board of directors of our general partner declared a distribution of $1.115 per common unit (the "Distribution"), which equates to an estimated amount of approximately $59.6 million per quarter, or approximately $238.4 million per year, based on the number of common units outstanding as of June 30, 2025. The Distribution will be paid on August 14, 2025, to common unitholders of record on August 8, 2025, and represents a 2.3% increase over the second quarter 2024 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

47 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”).The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the six months ended June 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the six months ended June 30, 2024. As of June 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2025, and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$138,973	$131,497
Net cash used in investing activities	(347,683)	(15,421)
Net cash provided by (used in) financing activities	204,762	(114,720)
Net (decrease) increase in cash and cash equivalents	$(3,948)	$1,356

Operating Activities
Net cash provided by operating activities increased by $7.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The cash receipts from customer activities increased by $15.1 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $31.4 million. In addition, cash dividends received from equity method investments decreased by $7.4 million and cash paid for debt interest increased by $31.6 million.
Investing Activities
Net cash used in investing activities increased by $332.3 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to Gravity Acquisition for $181.2 million. Additionally, purchases of property, plant and equipment and intangibles increased $143.5 million and $5.8 million, respectively, primarily associated with growth projects in our gathering and processing segment. Also contributing to this increase was a decrease in proceeds from sale of property, plant and equipment of $4.7 million. Partially offsetting the increase in cash used was an increase in distributions received from equity method investments of $2.9 million.
Financing Activities
Net cash provided by financing activities increased by $319.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily driven by a decrease in net payments on term loans of $378.8 million and an increase in net proceeds from our revolving credit facility of $95.8 million. Additionally contributing to this increase was a $6.2 million decrease in payments on other financing arrangements, and a decrease in deferred financing costs paid of $3.4 million.
Partially offsetting the increase were a decrease of $132.2 million due to proceeds received from the equity issuances in October and March 2024, an increase in distributions paid of $21.8 million and a decrease of $10.0 million due to unit repurchases from Delek Holdings in the current period.

48 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Overview
As of June 30, 2025, we had total indebtedness of $2,230.9 million. The increase of $345.5 million in our long-term debt balance compared to the balance at December 31, 2024, resulted from additional borrowings under our 2033 Notes, partially offset by the paydown of the revolving facility during the six months ended June 30, 2025. As of June 30, 2025, our total indebtedness consisted of:
•An aggregate principal amount of $80.9 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 7.72%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.38%.
•An aggregate principal amount of $1,050.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.80%.
•An aggregate principal amount of $700.0 million, under the 2033 Notes (7.375% senior notes), due in 2033, with an effective interest rate of 7.64%.
We believe we were in compliance with the covenants in all debt facilities as of June 30, 2025. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program, which includes strategic consideration and planning for the timing and extent of regulatory maintenance, sustaining maintenance, and growth capital projects. These categories are described below:
•Regulatory maintenance projects in the gathering and processing segment are those expenditures expected to be spent on certain of our pipelines to maintain their operational integrity pursuant to applicable environmental and other regulatory requirements. Regulatory projects in the wholesale marketing and terminalling segment relate to scheduled maintenance and improvements on our terminalling tanks and racks at certain of our terminals in order to maintain environmental and other regulatory compliance. These expenditures have historically been and will continue to be financed through cash generated from operations.
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

49 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the six months ended June 30, 2025:

(in thousands)	Full Year 2025 Forecast	Six Months Ended June 30, 2025
Gathering and Processing
Regulatory	$—	$—
Sustaining	2,715	2,640
Growth	209,300	185,889
Gathering and Processing Segment Total	$212,015	$188,529
Wholesale Marketing and Terminalling
Regulatory	$6,958	$11
Sustaining	3,022	144
Growth	6,800	—
Wholesale Marketing and Terminalling Segment Total	$16,780	$155
Storage and Transportation
Regulatory	$6,515	$1,020
Sustaining	—	1,428
Growth	—	—
Storage and Transportation Segment Total	$6,515	$2,448
Total Capital Spending	$235,310	$191,132

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $80.9 million as of June 30, 2025. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2025, would be to change interest expense by approximately $0.8 million.
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
We acquired H2O Midstream effective September 11, 2024, and Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of H2O Midstream and Gravity in our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q as of June 30, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Partnership’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream and Gravity. We are currently in the process of integrating the Gravity operations, control processes and information systems into our systems and control environment.
Other than the acquisition of Gravity, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of our common units made during the three months ended June 30, 2025 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of June 30, 2025).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	—	$—	—	$150.0
February 1 - February 28	—	—	—	$150.0
March 1 - March 31	243,075	41.14	243,075	$140.0
April 1 - April 30	—	—	—	$140.0
May 1 - May 31	—	—	—	$140.0
June 1 - June 30	—	—	—	$140.0
Total	243,075	41.14	243,075	N/A
(1) See further discussion in Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
On March 6, 2025, Reuven Spiegel, Executive Vice President, DKL, adopted a Rule 10b5-1 trading arrangement for the sale of up to 2,500 shares of common units, subject to certain conditions. The arrangement's expiration date is March 6, 2026. This disclosure is being made in accordance with Item 408(a) of Regulation S-K."
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

52 |

Other Information
Delek Permian Gathering Dropdown
On May 1, 2025, Delek Holdings conveyed, through its subsidiaries, the Delek Permian Gathering purchasing and blending activities to the Partnership (the “Dropdown Transaction”), as reflected in that certain Contribution, Conveyance and Assumption Agreement, dated May 1, 2025 (the “Contribution Agreement”). In connection with the Dropdown Transaction, Delek Holdings will contribute and convey, and the Partnership will assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with the Partnership’s existing Midland Gathering System and in consideration of such contribution and conveyance the Partnership has agreed to (1) enter into the Termination Agreement (defined below), (2) enter into the Throughput Agreement (defined below), (3) enter into the El Dorado Purchase Agreement (defined below), and (4) to issue in the form of a book entry a cancellation of $58.8 million of existing receivables owed by Delek Holdings to the Partnership; provided, that if the Partnership receivables are less than $58.8 million as of May 1, 2025, then the Partnership shall issue a book entry credit toward the payment of future Partnership receivables owed by Delek Holdings for such difference. The foregoing description of the Dropdown Transaction is not complete and is qualified in its entirety by reference to the full text of the Contribution Agreement, which is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Commercial Agreements
Termination of the East Texas Marketing Agreement
On May 1, 2025, Delek Holdings and the Partnership, through their subsidiaries, entered into that certain Termination Agreement to terminate, in its entirety, the East Texas Marketing Agreement, dated November 7, 2012, by and between DK Trading & Supply, LLC, a wholly owned subsidiary of Delek Holdings, and Delek Marketing & Supply, LP, a wholly owned subsidiary of the Partnership, as amended by that certain First Amendment to Marketing Agreement dated July 26, 2013, and that certain Second Amendment to Marketing Agreement dated December 19, 2016 (the “Termination Agreement”). The Termination Agreement shall be effective as of January 1, 2026. The foregoing description of the Termination Agreement is not complete and is qualified in its entirety by reference to the full text of the Termination Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
El Dorado Rail Facility Throughput Agreement
On May 1, 2025, in connection with the Dropdown Transaction, Delek Holdings and the Partnership, through their subsidiaries, entered into that certain Second Amended and Restated Throughput Agreement for the El Dorado Rail Facility (the “Throughput Agreement”). The Throughput Agreement provides minimum volume commitment for Refined Products (as defined therein) until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). The foregoing description of the Throughput Agreement is not complete and is qualified in its entirety by reference to the full text of the Throughput Agreement, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
El Dorado Rail Facility Asset Purchase Agreement
On May 1, 2025, in connection with the Dropdown Transaction, Delek Holdings and the Partnership, through their subsidiaries, entered into that certain Asset Purchase Agreement (the “El Dorado Purchase Agreement”). Pursuant to the El Dorado Purchase Agreement, Delek Holdings, through its subsidiaries, will purchase the Transferred Assets (as defined therein) from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement. The foregoing description of the El Dorado Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the El Dorado Purchase Agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
Fifth Amended and Restated Omnibus Agreement
On May 1, 2025, Delek Holdings and the Partnership entered into a Fifth Amended and Restated Omnibus Agreement with certain of their respective subsidiaries (the “Amended Omnibus Agreement”). The Amended Omnibus Agreement provides for an increase in the Administrative Fee (as defined therein) which shall be phased in over the two (2) years commencing on July 1, 2025 and a binding obligation for both Parties to negotiate in good faith the provision of transition services by Delek Holdings in the event of a change in control of the Partnership. The foregoing description of the Amended Omnibus Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended Omnibus Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

53 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	*
Contribution, Conveyance and Assumption Agreement, dated as of May 1, 2025, among DK Trading & Supply, LLC, Delek Marketing & Supply, LP, Delek Logistics Partners, LP, and solely for purposes of Article VIII, Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Partnership’s Form 10-Q filed on May 7, 2025).

4.1
Indenture, dated as of June 30, 2025, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K filed on June 30, 2025).

4.2		Form of 7.375% Senior Note due 2033 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K filed on June 30, 2025).
10.1	**
Termination Agreement (East Texas Marketing Agreement), dated May 1, 2025, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP. (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.2	**
Second Amended and Restated Throughput Agreement, dated May 1, 2025, between Delek Logistics Operating, LLC and DK Trading & Supply, LLC. (incorporated by reference to Exhibit 10.4 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.3	**
Asset Purchase Agreement, dated May 1, 2025, between Delek Logistics Operating, LLC and Lion Oil Company, LLC. (incorporated by reference to Exhibit 10.5 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.4	**
Fifth Amended and Restated Omnibus Agreement dated May 1, 2025, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC. (incorporated by reference to Exhibit 10.6 of the Partnership’s Form 10-Q filed on May 7, 2025).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.
**	Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Partnership agrees to furnish a copy of all omitted exhibits and schedules upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.

54 |

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

Dated: August 6, 2025

55 |