Form 10-Q
period 2025-09-30
Delek Logistics Partners, LP
filed 2025-11-07
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 31, 2025, there were 53,480,401 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			51	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		51	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partners' Equity
	6	Condensed Consolidated Statements of Cash Flows		51	Item 2. Unregistered sale of equity and use of proceeds
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	51	Item 5. Other Information
		8	Note 2 - Acquisitions
		12	Note 3 - Related Party Transactions	52	Item 6. Exhibits
		15	Note 4 - Revenues
		16	Note 5 - Net Income Per Unit	53	Signatures
		17	Note 6 - Long-Term Obligations
		19	Note 7 - Equity
		19	Note 8 - Preferred Units
		20	Note 9 - Equity Method Investments
		20	Note 10 - Segments
		23	Note 11 - Commitments and Contingencies
		24	Note 12 - Leases
		24	Note 13 - Subsequent Events

25	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	35	Summary of Financial and Other Information
	36	Results of Operations
		36	Consolidated
		39	Gathering and Processing
		41	Wholesale Marketing and Terminalling
		44	Storage and Transportation
		46	Investments in Pipeline Joint Ventures
	46	Liquidity and Capital Resources

50	Item 3. Quantitative and Qualitative Disclosures about Market Risk

50	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(thousands, except unit and per unit data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,912	$5,384
Accounts receivable	91,816	54,725
Accounts receivable from related parties	242,366	33,313
Lease receivable - affiliate	21,632	22,783
Inventory	18,635	5,427
Other current assets	1,432	24,260
Total current assets	382,793	145,892
Property, plant and equipment:
Property, plant and equipment	1,794,458	1,375,391
Less: accumulated depreciation	(375,615)	(311,070)
Property, plant and equipment, net	1,418,843	1,064,321
Equity method investments	325,753	317,152
Customer relationship intangibles, net	238,571	186,911
Other intangibles, net	134,237	94,547
Goodwill	12,203	12,203
Operating lease right-of-use assets	12,844	16,654
Net lease investment - affiliate	186,560	193,126
Other non-current assets	35,437	10,753
Total assets	$2,747,241	$2,041,559
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$308,405	$41,380
Interest payable	27,860	30,665
Excise and other taxes payable	17,922	6,764
Current portion of operating lease liabilities	3,490	5,340
Accrued expenses and other current liabilities	12,556	4,629
Total current liabilities	370,233	88,778
Non-current liabilities:
Long-term debt, net of current portion	2,288,318	1,875,397
Operating lease liabilities, net of current portion	4,134	6,004
Asset retirement obligations	23,445	15,639
Other non-current liabilities	43,639	20,213
Total non-current liabilities	2,359,536	1,917,253

Equity:
Common unitholders - public; 19,611,965 units issued and outstanding at September 30, 2025 (17,374,618 at December 31, 2024)	514,884	440,957
Common unitholders - Delek Holdings; 33,868,203 units issued and outstanding at September 30, 2025 (34,111,278 at December 31, 2024)	(497,412)	(405,429)
Total equity	17,472	35,528
Total liabilities and equity	$2,747,241	$2,041,559
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues
Affiliate (1)	$131,016	$114,899	$371,420	$411,352
Third party	130,261	99,171	386,137	319,421
Net revenues	261,277	214,070	757,557	730,773
Cost of sales:
Cost of materials and other - affiliate (1)	85,486	84,015	259,863	279,962
Cost of materials and other - third party	44,238	33,495	118,274	99,300
Operating expenses (excluding depreciation and amortization presented below)	43,472	27,746	121,627	88,895
Depreciation and amortization	34,128	19,969	86,505	67,882
Total cost of sales	207,324	165,225	586,269	536,039
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	381	174	1,285	569
General and administrative expenses	4,520	15,745	22,328	26,624
Depreciation and amortization	671	1,235	3,107	4,024
Other operating expense (income), net	3,013	(117)	(835)	(1,294)
Total operating costs and expenses	215,909	182,262	612,154	565,962
Operating income	45,368	31,808	145,403	164,811
Interest income	(26,716)	(23,470)	(72,801)	(23,498)
Interest expense	47,991	37,022	130,803	112,547
Income from equity method investments	(21,878)	(15,602)	(42,564)	(31,974)
Other expense (income), net	67	34	26	(177)
Total non-operating expenses, net	(536)	(2,016)	15,464	56,898
Income before income tax expense	45,904	33,824	129,939	107,913
Income tax expense	344	150	771	533
Net income	45,560	33,674	129,168	107,380
Comprehensive income	$45,560	$33,674	$129,168	$107,380
Net income per unit:
Basic	$0.85	$0.71	$2.41	$2.32
Diluted	$0.85	$0.71	$2.41	$2.32
Weighted average common units outstanding:
Basic	53,467,306	47,109,008	53,505,419	46,248,003
Diluted	53,519,572	47,135,101	53,540,795	46,269,423
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of June 30, 2025	$519,930	$(487,939)	$31,991	$—
Cash distributions (1)	(21,849)	(37,763)	(59,612)	—
Net income attributable to partners	16,698	28,862	45,560	—
Distributions	—	(1,484)	(1,484)	—
Other	105	912	1,017	—
Balance as of September 30, 2025	$514,884	$(497,412)	$17,472	$—

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of June 30, 2024	$287,195	$(338,502)	$(51,307)	$—
Cash distributions (1)	(14,082)	(37,181)	(51,263)	—
Net income attributable to partners	9,308	24,366	33,674	—
Issuance of units	—	—	—	70,000
Redemption of units	—	(97,949)	(97,949)	—
Contributions	—	50,873	50,873	—
Other	37	827	864	—
Balance as of September 30, 2024	$282,458	$(397,566)	$(115,108)	$70,000

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of December 31, 2024	$440,957	$(405,429)	$35,528	$—
Cash distributions (1)	(65,184)	(113,050)	(178,234)	—
Net income attributable to partners	47,245	81,923	129,168	—
Issuance of units	91,511	—	91,511	—
Unit repurchase	—	(10,000)	(10,000)	—
Distributions	—	(53,424)	(53,424)	—
Other	355	2,568	2,923	—
Balance as of September 30, 2025	$514,884	$(497,412)	$17,472	$—

	Common - Public	Common - Delek Holdings	Total	Preferred
Balance as of December 31, 2023	$160,402	$(322,271)	$(161,869)	$—
Cash distributions (1)	(37,987)	(110,092)	(148,079)	—
Net income attributable to partners	27,812	79,568	107,380	—
Issuance of units	132,202	—	132,202	70,000
Redemption of units	—	(97,949)	(97,949)	—
Contributions	—	50,873	50,873	—
Other	29	2,305	2,334	—
Balance as of September 30, 2024	$282,458	$(397,566)	$(115,108)	$70,000
(1) Cash distributions include $0.3 million related to distribution equivalents on vested phantom units for the nine months ended September 30, 2024, with no distribution equivalents on vested phantom units for the three months ended September 30, 2024. There were no distribution equivalents on vested phantom units for the three and nine months ended September 30, 2025.

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$129,168	$107,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,612	71,906
Non-cash lease expense	5,045	5,689
Amortization of marketing contract intangible	—	4,206
Amortization of deferred revenue	(2,102)	(2,055)
Amortization of deferred financing costs and debt discount	4,274	3,955
Income from equity method investments	(42,564)	(31,974)
Dividends from equity method investments	21,424	28,309
Loss on extinguishment of debt	—	3,571
Other non-cash adjustments	4,094	(3,378)
Changes in assets and liabilities:
Accounts receivable	(20,658)	(399)
Inventories and other current assets	(2,788)	(332)
Accounts payable and other current liabilities	269,392	(5,982)
Accounts receivable/payable to related parties	(263,622)	(30,625)
Net investment in leases - affiliate	7,717	5,531
Non-current assets and liabilities, net	(5,082)	639
Net cash provided by operating activities	193,910	156,441
Cash flows from investing activities:
Asset acquisitions from Delek Holdings	—	(83,903)
Purchases of property, plant and equipment	(237,143)	(83,008)
Proceeds from sales of property, plant and equipment	3,408	10,191
Purchases of intangible assets	(8,914)	(1,690)
Business combination, net of cash acquired	(181,180)	(159,495)
Distributions from equity method investments	12,168	3,377
Net cash used in investing activities	(411,661)	(314,528)
Cash flows from financing activities:
Distributions to common unitholders - public	(65,184)	(37,987)
Distributions to common unitholders - Delek Holdings	(113,050)	(110,092)
Proceeds from term debt	700,000	1,059,000
Payments on term debt	—	(531,250)
Proceeds from revolving facility	1,106,900	1,021,600
Payments on revolving facility	(1,385,450)	(1,347,200)
Unit repurchase	(10,000)	—
Proceeds from issuance of common units, net of underwriters' discount	—	132,202
Payments on other financing agreements	—	(6,214)
Deferred financing costs paid	(10,854)	(18,154)
Other financing activities	(3,083)	(256)
Net cash provided by financing activities	219,279	161,649
Net increase in cash and cash equivalents	1,528	3,562
Cash and cash equivalents at the beginning of the period	5,384	3,755
Cash and cash equivalents at the end of the period	$6,912	$7,317

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$129,334	$95,267
Non-cash investing activities:
Inventory received in connection with DPG Dropdown	$6,860	$—
Equity attributable to W2W Holdings Acquisition	$—	$(62,783)
Forgiveness of related party receivable in connection with W2W Holdings Acquisition	$—	$60,000
Preferred units issued in connection with H2O Acquisition	$—	$70,000
Forgiveness of related party receivable in connection with DPG Dropdown	$58,800	$—
Common units issued in connection with Gravity Acquisition	$91,511	$—
Increase in accrued capital expenditures	$3,619	$7,542
Non-cash financing activities:
Lease liability arising from obtaining right-of-use assets during the period	$33,110	$1,398
Decrease in right-of-use assets due to lease terminations during the period	$1,176	$—

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
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC from H2O Midstream Holdings, LLC ("H2O Purchase Agreement"), which included water disposal and recycling operations in the Midland Basin in Texas. See Note 2 for further information.
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
For the three and nine months ended September 30, 2025, we incurred $0.7 million and $4.8 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our consolidated financial and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $20.7 million and $6.1 million, respectively for the three months ended September 30, 2025, and $67.5 million and $24.0 million, respectively, for the period from January 2, 2025, through September 30, 2025, related to these operations.
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

8 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in thousands):

Assets acquired:
Cash and cash equivalents	$5,317
Accounts receivables	16,433
Inventories	1,851
Other current assets	1,681
Property, plant and equipment	191,485
Operating lease right-of-use assets	107
Customer relationship intangible (1)	66,271
Other intangibles (1)	31,921
Other non-current assets	59
Total assets acquired	315,125

Liabilities assumed:
Accounts payable	2,459
Accrued expenses and other current liabilities	5,733
Current portion of operating lease liabilities	54
Asset retirement obligations	6,022
Operating lease liabilities, net of current portion	49
Total liabilities assumed	14,317
Fair value of net assets acquired	$300,808
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $66.3 million, which we estimate to be amortized over approximately 32 years.
•Rights-of-way intangibles are valued at $31.9 million, the majority of which have an indefinite life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of September 30, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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
Fair Value Adjustments
During the three months ended September 30, 2025, the Partnership recorded immaterial fair value adjustments to the purchase price allocation. During the nine months ended September 30, 2025, the Partnership recorded the following fair value adjustments to the preliminary purchase price allocation, based on new information about facts and circumstances that existed as of the acquisition date:

Balance Sheet Description	Preliminary Value	Adjusted Value	Change
Property, plant and equipment	208,313	191,485	(16,828)
Customer relationship intangible	50,674	66,271	15,597
Asset retirement obligations	7,202	6,022	(1,180)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)
Net sales	$261,277	$242,070	$757,557	$822,573
Net income attributable to partners	$46,260	$33,674	$133,968	$111,180

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

10 |

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

There have been no significant adjustments to the preliminary purchase price allocation during the three and nine months ended September 30, 2025.
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

11 |

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
(in thousands)
Net sales	$226,303	$775,369
Net income attributable to partners	$40,045	$119,183

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

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
substantially all assets involving us and extending (i) in the case of a transaction involving a third party, for six months following closing, and (ii) for any other transaction, for four years following closing.
On May 1, 2025, the Partnership entered into an amended and restated Omnibus Agreement with Delek Holdings that provides for an increase in the Administrative Fee (as defined therein), which is being phased in over the two years beginning July 1, 2025, and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the three and nine months ended September 30, 2025, and 2024. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2025, and December 31, 2024, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and nine month periods ended September 30, 2025, and 2024.
Other Transactions
The Partnership manages long-term capital projects on behalf of Delek Holdings pursuant to a construction management and operating agreement (the "DPG Management Agreement") for the construction of gathering systems in the Permian Basin. The majority of the gathering systems have been constructed, however, additional costs pertaining to a pipeline connection that was not acquired by the Partnership continue to be incurred and are still subject to the terms of the DPG Management Agreement. The Partnership is also considered the operator for the project and is responsible for oversight of the project design, procurement and construction of project segments and provides other related services. Pursuant to the terms of the DPG Management Agreement, the Partnership receives a monthly operating services fee and a construction services fee, which includes the Partnership's direct costs of managing the project plus an additional percentage fee of the construction costs of each project segment. The agreement extends through December 2025. Total fees paid to the Partnership were $0.5 million for the nine months ended September 30, 2025, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, which are recorded in affiliate revenue in our accompanying condensed consolidated statements of income and comprehensive income. There were no fees to the Partnership for the three months ended September 30, 2025. Additionally, the Partnership incurs the costs in connection with the construction of the assets and is subsequently reimbursed by Delek Holdings. Amounts reimbursable by Delek Holdings are recorded in accounts receivable from related parties.
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
Additionally, on May 1, 2025, in connection with the DPG Dropdown, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings will purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 2, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
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

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
which are included in general and administrative expenses. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in cost of materials and other-affiliate.
A summary of income, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$131,016	$114,899	$371,420	$411,352
Interest income from sales-type leases	$26,688	$23,442	$72,768	$23,442
Purchases from Affiliates	$85,486	$84,015	$259,863	$279,962
Operating and maintenance expenses	$23,076	$15,275	$66,169	$48,432
General and administrative expenses	$4,540	$2,777	$9,874	$9,280

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 11, 2025	$37,693
May 15, 2025	37,594
August 14, 2025	37,763
November 13, 2025 (1)	37,932
Total	$150,982

February 12, 2024	$36,198
May 15, 2024	36,713
August 14, 2024	37,181
November 14, 2024	37,352
Total	$147,444
(1) On October 28, 2025, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions paid are estimated based on common units held by Delek Holdings as of September 30, 2025.

14 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$18,770	$—	$1,292	$20,062
Service Revenue - Affiliate (1)	3,386	7,584	14,856	25,826
Product Revenue - Third Party	62,274	47,925	—	110,199
Product Revenue - Affiliate	976	41,671	—	42,647
Lease Revenue - Affiliate	46,803	7,561	8,179	62,543
Total Revenue	$132,209	$104,741	$24,327	$261,277

	Three Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$19,331	$—	$2,298	$21,629
Service Revenue - Affiliate (1)	8,481	2,216	13,669	24,366
Product Revenue - Third Party	22,286	55,256	—	77,542
Product Revenue - Affiliate	5,121	31,887	—	37,008
Lease Revenue - Affiliate	26,308	17,579	9,638	53,525
Total Revenue	$81,527	$106,938	$25,605	$214,070

	Nine Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$57,750	$—	$4,224	$61,974
Service Revenue - Affiliate (1)	9,844	22,242	44,585	76,671
Product Revenue - Third Party	181,999	142,164	—	324,163
Product Revenue - Affiliate	4,859	127,530	—	132,389
Lease Revenue - Affiliate	114,127	24,119	24,114	162,360
Total Revenue	$368,579	$316,055	$72,923	$757,557

	Nine Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$56,151	$—	$7,015	$63,166
Service Revenue - Affiliate (1)	8,486	29,684	40,924	79,094
Product Revenue - Third Party	69,910	186,345	—	256,255
Product Revenue - Affiliate	13,523	102,184	—	115,707
Lease Revenue - Affiliate	121,983	43,595	50,973	216,551
Total Revenue	$270,053	$361,808	$98,912	$730,773
(1) Net of $0.6 million and $4.2 million for the three and nine months ended September 30, 2024, respectively, related to marketing contract intangible recorded in the wholesale marketing and terminalling segment. For the three and nine months ended September 30, 2025, no amortization was recorded related to this intangible, as the associated agreement was terminated on August 5, 2024.

As of September 30, 2025, we expect to recognize approximately $0.6 billion in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

15 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Our unfulfilled performance obligations as of September 30, 2025, were as follows (in thousands):

Remainder of 2025	$39,307
2026	134,194
2027	134,194
2028	88,724
2029 and thereafter	186,126
Total expected revenue on remaining performance obligations	$582,545

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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. As of September 30, 2025 and 2024, the only potentially dilutive units outstanding consist of unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$45,560	$33,674	$129,168	$107,380
Less: Limited partners' distribution declared on common units	59,898	51,263	178,830	147,794
Undistributed net loss	$(14,338)	$(17,589)	$(49,662)	$(40,414)

Limited partners' earnings on common units:
Distributions	$59,898	$51,263	$178,830	$147,794
Allocation of undistributed net loss	(14,338)	(17,589)	(49,662)	(40,414)
Total limited partners' earnings on common units	$45,560	$33,674	$129,168	$107,380

Weighted average limited partner units outstanding, basic	53,467,306	47,109,008	53,505,419	46,248,003
Dilutive effect of unvested phantom units	52,266	26,093	35,376	21,420
Weighted average limited partner units outstanding, diluted	53,519,572	47,135,101	53,540,795	46,269,423
Net income per limited partner unit:
Basic	$0.85	$0.71	$2.41	$2.32
Diluted (1)	$0.85	$0.71	$2.41	$2.32
1) There were 6,863 and 23,824 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and nine months ended September 30, 2025, respectively. There were 24,506 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during both three and nine months ended September 30, 2024.

16 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	September 30, 2025	December 31, 2024
DKL Revolving Facility	$156,850	$435,400
2033 Notes	700,000	—
2029 Notes	1,050,000	1,050,000
2028 Notes	400,000	400,000
Principal amount of long-term debt	2,306,850	1,885,400
Less: Unamortized discount and premium and deferred financing costs	18,532	10,003
Total debt, net of unamortized discount and premium and deferred financing costs	$2,288,318	$1,875,397

DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with Fifth Third, as administrative agent and a syndicate of lenders with an original principal of $300.0 million (the "DKL Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024, from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. Debt extinguishment costs were $2.1 million for the three and nine months ended September 30, 2024, and were recorded in interest expense in the accompanying condensed consolidated statements of income and comprehensive income.
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
As of September 30, 2025, and December 31, 2024, the weighted average interest rate was 7.39% and 7.27%, respectively. There were no letters of credit outstanding as of September 30, 2025, or December 31, 2024.
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of September 30, 2025, and December 31, 2024, approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of September 30, 2025, we were in compliance with covenants on all of our debt instruments.
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
We recorded $11.1 million of debt issuance costs which will be amortized over the term of the 2033 Notes and included in interest expense in the accompanying condensed consolidated statements of income. As of September 30, 2025, the effective interest rate was 7.64%. The estimated fair value of the 2033 Notes was $713.2 million as of September 30, 2025, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.

17 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
2029 Notes
Our 2029 Notes are general unsecured senior obligations comprised of $1,050.0 million in aggregate principal 8.625% senior notes maturing on March 15, 2029. The 2029 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of September 30, 2025, the effective interest rate was 8.80%. The estimated fair value of the 2029 Notes was $1,095.5 million and $1,086.9 million as of September 30, 2025, and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of September 30, 2025, the effective interest rate was 7.38%. The estimated fair value of the 2028 Notes was $402.5 million and $399.1 million as of September 30, 2025, and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy.
2025 Notes
Our 2025 Notes were general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. Concurrent with the issuance of the 2029 Notes, the Partnership made a cash tender offer (the "Offer") for all of the outstanding 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Partnership received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and were recorded in interest expense in the accompanying condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024.

18 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Equity
Equity Activity
The table below summarizes the changes in the number of limited partner units outstanding from December 31, 2024, through September 30, 2025.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2024	17,374,618	34,111,278	51,485,896
Unit-based compensation awards (2)	62,138	—	62,138
Issuance of units in connection with Gravity Acquisition	2,175,209	—	2,175,209
Unit repurchase	—	(243,075)	(243,075)
Balance at September 30, 2025	19,611,965	33,868,203	53,480,168
(1) As of September 30, 2025, Delek Holdings owned a 63.3% interest in the Partnership.
(2) Unit-based compensation awards are presented net of 26,260 units withheld for taxes for the nine months ended September 30, 2025.

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted-average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Common Unit Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the nine months ended September 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the nine months ended September 30, 2024. As of September 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025 (1)	$1.120	$59,898
(1) On October 28, 2025, the board of directors of our general partner declared this quarterly cash distribution, payable on November 13, 2025, to unitholders of record on November 7, 2025. The total cash distribution is estimated based on the number of common units outstanding as of September 30, 2025.

8. Preferred Units
On September 11, 2024 (the “Closing Date”), the Partnership issued 70,000 preferred units (“Preferred Units”) in connection with the H2O Midstream Acquisition for an amount equal to $70.0 million.
Preferred Units ranked senior to all common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units were entitled to receive, when and if declared by the board, a quarterly distribution equal to the amount of distributions they would have received on an as converted basis at a price of $41.04, including any special distributions made to common unitholders.
At any time, the Partnership may redeem, in whole or part, the Preferred Units at a redemption price of $1,000 per Preferred Unit plus the amount of accrued but unpaid distributions and a make whole amount, to be settled in cash. In addition, at any time prior to October 31, 2027, if the Partnership completed an offering of common units or Preferred Units, the Partnership shall redeem an amount of the Preferred Units not to

19 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
exceed the amount equal to the net cash proceeds to the Partnership from such offering, after deducting underwriting discounts and commissions and offering expenses payable by the Partnership at a redemption price of $1,000 per Preferred Unit plus the amount of accrued but unpaid distributions and a make whole amount.
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
The Partnership owns a 50% equity interests in W2W Holdings. Our interest in W2W Holdings includes a 15.6% indirect interest in the Wink to Webster joint venture, and related joint venture indebtedness.
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
As of September 30, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment.
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Red River	$132,483	$136,455
W2W Holdings	102,834	86,117
CP LLC	57,324	59,252
Andeavor Logistics	33,112	35,328
Total Equity Method Investments	$325,753	$317,152

10. Segment Data
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

20 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of business segment operating performance as measured by segment EBITDA for the periods indicated:

	Three Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$51,165	$56,816	$23,035	$—	$131,016
Third party	81,044	47,925	1,292	—	130,261
Total revenue	132,209	104,741	24,327	—	261,277

Cost of materials and other	31,394	85,378	12,924	—	129,696
Operating expenses	30,891	2,341	5,200	—	38,432
Income from equity method investments	—	—	—	(21,878)	(21,878)
Other segment items (2)	373	2,819	(47)	—	3,145
Segment EBITDA	69,551	14,203	6,250	21,878	111,882

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					9,904
Depreciation and amortization					34,799
Interest income					(26,716)
Interest expense					47,991
Income tax expense					344
Net income					$45,560

	Three Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$39,910	$51,682	$23,307	$—	$114,899
Third party	41,617	55,256	2,298	—	99,171
Total revenue	81,527	106,938	25,605	—	214,070

Cost of materials and other	20,061	83,834	13,588	—	117,483
Operating expenses	18,371	3,438	4,731	—	26,540
Income from equity method investments	—	—	—	(15,602)	(15,602)
Other segment items (2)	715	(579)	(240)	—	(104)
Segment EBITDA	42,380	20,245	7,526	15,602	85,753

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					16,572
Depreciation and amortization					21,204
Amortization of marketing contract intangible					601
Interest income					(23,470)
Interest expense					37,022
Income tax expense					150
Net income					$33,674

21 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$128,830	$173,891	$68,699	$—	$371,420
Third party	239,749	142,164	4,224	—	386,137
Total revenue	368,579	316,055	72,923	—	757,557

Cost of materials and other	77,486	259,527	41,041	—	378,054
Operating expenses	92,988	7,311	14,155	—	114,454
Income from equity method investments	—	—	—	(42,564)	(42,564)
Other segment items (2)	(3,332)	2,838	36	—	(458)
Segment EBITDA	201,437	46,379	17,691	42,564	308,071

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					30,518
Depreciation and amortization					89,612
Interest income					(72,801)
Interest expense					130,803
Income tax expense					771
Net income					$129,168

	Nine Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$143,992	$175,463	$91,897	$—	$411,352
Third party	126,061	186,345	7,015	—	319,421
Total revenue	270,053	361,808	98,912	—	730,773

Cost of materials and other	57,590	279,639	41,951	—	379,180
Operating expenses	57,622	10,539	14,286	—	82,447
Income from equity method investments	—	—	—	(31,974)	(31,974)
Other segment items (2)	22	(4,094)	270	—	(3,802)
Segment EBITDA	154,819	75,724	42,405	31,974	304,922

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					31,848
Depreciation and amortization					71,906
Amortization of marketing contract intangible					4,206
Interest income					(23,498)
Interest expense					112,547
Income tax expense					533
Net income					$107,380
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible of $0.6 million and $4.2 million for the three and nine months ended September 30, 2024. There was no amortization recorded during the three and nine months ended September 30, 2025, related to this intangible, as the associated agreement was terminated on August 5, 2024.
(2) Other segment items include general and administrative expense, other operating (income) loss and other income. Additionally, the wholesale marketing and terminalling segment includes amortization of the marketing contract intangible for the three and nine months ended September 30, 2024.

22 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of other segment information for the periods indicated:

	Three Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$31,801	$811	$1,411	$—	$776	$34,799
Capital spending (1)	$47,594	$647	$1,389	$—	$—	$49,630

	Three Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$16,424	$2,796	$1,218	$—	$766	$21,204
Amortization of marketing contract intangible	$—	$601	$—	$—	$—	$601
Capital spending (1)	$62,086	$1,202	$1,910	$—	$—	$65,198

	Nine Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$80,609	$2,715	$3,993	$—	$2,295	$89,612
Capital spending (1)	$236,123	$802	$3,837	$—	$—	$240,762

	Nine Months Ended September 30, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$56,640	$6,143	$6,515	$—	$2,608	$71,906
Amortization of marketing contract intangible	$—	$4,206	$—	$—	$—	$4,206
Capital spending (1)	$84,160	$1,223	$5,167	$—	$—	$90,550
(1) Capital spending includes additions on an accrual basis.

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
Texas Department of Transportation Settlement
Beginning in August 2023, the Partnership was involved in litigation with the State of Texas Department of Transportation. The subject of the litigation was the expansion of the highway where the Partnership's Nettleton Station is situated. As a result of this expansion, two tanks owned by the Partnership were impacted. This litigation was settled in the second quarter of 2024 and resulted in the Partnership recovering $8.3 million in condemnation proceeds, which was recorded in other operating expense (income), net in the condensed consolidated statements of income and comprehensive income. In 2025, we recovered an additional $4.3 million related to this settlement, which is recorded in other operating expense (income), net in the accompanying condensed consolidated statements of income and comprehensive income.

23 |

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
Lease income included in the accompanying condensed consolidated statements of income and comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating leases:
Lease revenue	$57,784	$49,176	$150,244	$212,202
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	26,688	23,442	72,768	23,442
Lease revenue (Revenue from variable lease payments)	4,759	4,349	12,116	4,349
Sales-type lease income	$31,447	$27,791	$84,884	$27,791

13. Subsequent Events
Distribution Declaration
On October 28, 2025, our general partner's board of directors declared a quarterly cash distribution of 1.120 per unit, payable on November 13, 2025, to unitholders of record on November 7, 2025.

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
Business and Economic Environment Overview
During the nine months ended September 30, 2025, we made significant strides in our commitment to being a full-suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. On May 1, 2025, we entered into a series of agreements with Delek Holdings which, among other things, allowed us to assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with our existing Midland Gathering System.
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
As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as we have expanded our dedicated crude acreage in our Midland Gathering system. Additionally, in the Delaware Basin, we are expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding AGI and sour gas processing capabilities. Currently, the gas plant is in its initial phase of operation, and we foresee it increasing throughput through the end of 2025. In June 2025, we successfully completed a debt issuance raising $700 million, enhancing our liquidity to over $1.0 billion. Our disciplined approach to cost control, coupled with a focus on margin enhancements, supported earnings before interest, taxes, depreciation and amortization ("EBITDA") growth and improved cash flow, while our capital deployment remained aligned with our strategic priorities. This strengthened financial position empowers us to advance our strategy of organic growth while also exploring attractive opportunities for bolt-on acquisitions. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets.
As a result of these efforts, the Partnership saw a $21.8 million increase in net income during the nine months ended September 30, 2025, as compared to the prior year period. Our EBITDA increased $4.5 million in 2025 as compared to 2024. These increases are primarily attributable to earnings achieved by our H2O and Gravity acquisitions, partially offset by a decrease due to change in classification of certain of our commercial agreements with Delek, which meet the criteria to be classified as sales-type leases. As such, certain throughput and storage fees that were previously recorded as revenue are now recorded as interest income under sales-type lease accounting. Our gathering and processing segment saw a $46.6 million increase in segment EBITDA, largely due to the H2O Midstream and Gravity acquisitions. Our wholesale marketing and terminalling segment saw a $29.3 million decrease in segment EBITDA largely due to aforementioned sales-type lease accounting. Our storage and transportation segment saw a $24.7 million decrease in segment EBITDA, also attributable to sales-type lease accounting. Segment EBITDA for our investments in pipeline joint ventures increased by $10.6 million with the acquisition of the investment in Wink to Webster Holdings, LLC (the "W2W Investment") from Delek Holdings. See the “Results of Operations” section below for further discussion.
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
On May 1, 2025, in connection with the DPG Dropdown, the Partnership amended and restated a throughput agreement with Delek Holdings for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings will purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 2, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
Omnibus Agreement
On May 1, 2025, we entered into an amended and restated Omnibus Agreement with Delek Holdings that provides for an increase in the Administrative Fee (as defined therein), which will be phased in over the two years beginning July 1 2025 and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). During the nine months ended September 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the nine months ended September 30, 2024. As of September 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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

28 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA, except for the investments in pipeline joint ventures segment, which is measured based on net income. Segment reporting is discussed in more detail in Note 10 to our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$45,560	$33,674	$129,168	$107,380
Add:
Income tax expense	344	150	771	533
Depreciation and amortization	34,799	21,204	89,612	71,906
Amortization of marketing contract intangible	—	601	—	4,206
Interest expense, net	21,275	13,552	58,002	89,049
EBITDA	$101,978	$69,181	$277,553	$273,074

33 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$54,937	$24,944	$193,910	$156,441
Changes in assets and liabilities	20,563	29,049	15,041	31,168
Distributions from equity method investments in investing activities	6,598	704	12,168	3,377
Non-cash lease expense	(1,426)	(3,788)	(5,045)	(5,689)
Regulatory and sustaining capital expenditures not distributable (1)	(5,600)	(3,396)	(10,843)	(7,682)
Reimbursement from Delek Holdings for capital expenditures (2)	9	—	28	282
Sales-type lease receipts, net of income recognized	(590)	5,474	8,437	5,474
Accretion	(737)	446	(1,784)	(564)
Deferred income taxes	(183)	(247)	(446)	(451)
Gain on disposal of assets	13	97	3,861	6,727
Distributable cash flow	$73,584	$53,283	$215,327	$189,083
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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Gathering and Processing	$132,209	$81,527	$368,579	$270,053
Wholesale marketing and terminalling	104,741	106,938	316,055	361,808
Storage and transportation	24,327	25,605	72,923	98,912
Total	261,277	214,070	757,557	730,773
Cost of materials and other	129,724	117,510	378,137	379,262
Operating expenses (excluding depreciation and amortization presented below)	43,853	27,920	122,912	89,464
General and administrative expenses	4,520	15,745	22,328	26,624
Depreciation and amortization	34,799	21,204	89,612	71,906
Other operating expense (income), net	3,013	(117)	(835)	(1,294)
Operating income	$45,368	$31,808	$145,403	$164,811
Interest income	(26,716)	(23,470)	(72,801)	(23,498)
Interest expense	47,991	37,022	130,803	112,547
Income from equity method investments	(21,878)	(15,602)	(42,564)	(31,974)
Other expense (income), net	67	34	26	(177)
Total non-operating expenses, net	(536)	(2,016)	15,464	56,898
Income before income tax expense	45,904	33,824	129,939	107,913
Income tax expense	344	150	771	533
Net income	$45,560	$33,674	129,168	107,380
Comprehensive income	45,560	33,674	129,168	107,380
EBITDA(2)	$101,978	$69,181	$277,553	$273,074
Net income per limited partner unit:
Basic	$0.85	$0.71	$2.41	$2.32
Diluted	$0.85	$0.71	$2.41	$2.32
Weighted average limited partner units outstanding:
Basic	53,467,306	47,109,008	53,505,419	46,248,003
Diluted	53,519,572	47,135,101	53,540,795	46,269,423
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

35 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024
Net Revenues
Q3 2025 vs. Q3 2024
Net revenues increased by $47.2 million, or 22.1%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the following:
•increase in incremental revenue associated with the Gravity acquisition of $20.7 million and an increase in revenue associated with the H2O Midstream acquisition of $11.0 million.
•increased revenue of $15.5 million related to the DPG dropdown agreement that went into effect in the second quarter of 2025
•increased revenue of $2.4 million in our West Texas marketing operations primarily driven by increase in volumes sold, increase in average sales prices of diesel per gallon, and an increase in RINs revenue, partially offset by decrease in average prices of gasoline per gallon:
◦the average sales prices of gasoline sold decreased by $0.13 per gallon and the average prices of diesel sold increased by $0.04 per gallon;
◦the average volumes of gasoline and diesel sold increased by 0.4 million and 1.2 million gallons, respectively;
◦RINs revenue increased $1.0 million due to increased RINs prices.
•partially offset by a decrease of $1.4 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024; and
•decrease in revenue related to the termination of the Centrifuge Slurry agreement in December 2024
YTD 2025 vs. YTD 2024
Net revenues increased by $26.8 million, or 3.7%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily driven by the following:
•increase in incremental revenue associated with the Gravity acquisition of $67.5 million and an increase in revenue associated with the H2O Midstream acquisition of $42.8 million.
•partially offset by decreased revenue of $18.7 million in our West Texas marketing operations primarily driven by decrease in average sales prices per gallon, partially offset by increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.22 and $0.21 per gallon, respectively;
◦the average volumes of diesel sold increased by 3.2 million and the average volumes of gasoline sold decreased by 1.2 million gallons; and
◦RINs revenue increased $2.4 million due to increased RINs prices.
•decreased revenue of $40.0 million due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period; and
•decrease of $12.1 million due to the assignment of the Big Spring Refinery marketing agreement to Delek Holdings in the third quarter of 2024.

Cost of Materials and Other
Q3 2025 vs. Q3 2024
Cost of materials and other increased by $12.2 million, or 10.4%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the following:
•increased costs of materials and other of $1.2 million in our West Texas marketing operations primarily driven by decreases in average cost per gallon of gasoline and diesel sold, partially offset by an increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.08 per gallon and $0.04 per gallon, respectively; and
◦the volumes of gasoline and diesel sold increased by 0.4 million and 1.2 million gallons, respectively.
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $5.3 million and $1.2 million, respectively.

36 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2025 vs. YTD 2024
Cost of materials and other decreased by $1.1 million, or 0.3%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:
•decreased costs of materials and other of $20.5 million in our West Texas marketing operations primarily driven by decrease in average cost per gallon, partially offset by net increase in volumes of diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.19 per gallon and $0.24 per gallon, respectively; and
◦the average volumes of diesel sold increased by 3.2 million gallons, and the average volumes of gasoline sold decreased by 1.2 million.
•partially offset by incremental costs associated with the Gravity and H2O Midstream Acquisitions of $10.1 million and $2.9 million, respectively.

Operating Expenses
Q3 2025 vs. Q3 2024
Operating expenses increased by $15.9 million, or 57.1%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $6.2 million and $1.9 million, respectively; and
•increase in natural gas and electrical costs; and
•increase in employee costs.
YTD 2025 vs. YTD 2024
Operating expenses increased by $33.4 million, or 37.4%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $24.0 million and $12.1 million, respectively;
•partially offset by decreases in outside services.

General and Administrative Expenses
Q3 2025 vs. Q3 2024
General and administrative expenses decreased by $11.2 million, or 71.3%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the following:
•decreases in outside services.
YTD 2025 vs. YTD 2024
General and administrative expenses decreased by $4.3 million, or 16.1%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by following:
•decreases in outside services.

Depreciation and Amortization
Q3 2025 vs. Q3 2024
Depreciation and amortization increased by $13.6 million, or 64.1%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the additional fixed asset base from the Gravity and H2O Midstream Acquisitions.
YTD 2025 vs. YTD 2024
Depreciation and amortization increased by $17.7 million, or 24.6%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the additional fixed asset base from the Gravity and H2O Midstream Acquisitions.

37 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other operating expense (income), net
Q3 2025 vs. Q3 2024
Other operating expense, net increased by $3.1 million in the third quarter of 2025 compared to the third quarter of 2024.
YTD 2025 vs. YTD 2024
Other operating income, net decreased by $0.5 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Interest Income
Q3 2025 vs. Q3 2024
Interest income increased by $3.2 million in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.
YTD 2025 vs. YTD 2024
Interest income increased by $49.3 million in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.

Interest Expense
Q3 2025 vs. Q3 2024
Interest expense increased by $11.0 million, or 29.6%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by
•increased interest due to the issuance of the $700 million senior note during the second quarter 2025;
•partially offset by a decrease in interest on our outstanding revolver due to a decreased average balance.
YTD 2025 vs. YTD 2024
Interest expense increased by $18.3 million, or 16.2%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by
•increased interest due to the issuance of the $700 million senior note during the second quarter 2025;
•partially offset by a decrease in interest on our outstanding revolver due to a decreased average balance; and
•decreased interest due to the pay off of a term loan during 2024.

Results from Equity Method Investments
Q3 2025 vs. Q3 2024
Income from equity method investments increased by $6.3 million, or 40.2%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to the following:
•the acquisition of the W2W Investment on August 5, 2024, which contributed incremental income of $10.4 million during the period; and
•partially offset by a $4.1 million decrease in income from our investments in our other joint ventures.
YTD 2025 vs. YTD 2024
Income from equity method investments increased by $10.6 million, or 33.1%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following:
•the acquisition of the W2W Investment on August 5, 2024, which contributed incremental income of $22.0 million during the period; and
•partially offset by a $11.4 million decrease in income from our investments in our other joint ventures.

38 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and nine months ended September 30, 2025, and 2024:

Gathering and Processing
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$132,209	$81,527	$368,579	$270,053
Cost of materials and other	$31,394	$20,061	$77,486	$57,590
Operating expenses (excluding depreciation and amortization)	$30,891	$18,371	$92,988	$57,622
Segment EBITDA	$69,551	$42,380	$201,437	$154,819

Throughputs (bpd(1))
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
El Dorado Assets:
Crude pipelines (non-gathered)	71,802	68,430	68,340	71,576
Refined products pipelines to Enterprise Systems	59,679	55,283	56,442	59,681
El Dorado Gathering System	9,053	13,886	9,781	12,113
East Texas Crude Logistics System	31,317	35,891	30,462	26,319
Midland Gathering System	222,980	185,179	213,750	201,796
Plains Connection System	185,151	188,421	174,446	218,323

Delaware Gathering Assets Volumes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Natural Gas Gathering and Processing (Mcfd(2))	62,692	75,719	61,157	76,092
Crude Oil Gathering (bpd(1))	153,745	125,123	137,828	124,190
Water Disposal and Recycling (bpd(1))	87,176	123,856	110,575	123,360

Midland Water Gathering System Volumes (3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Water Disposal and Recycling (bpd(1))	616,484	311,290	674,532	311,290
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) Consists of volumes of H2O Midstream and Gravity. Gravity volumes are from January 2, 2025, to September 30, 2025.

Operational comparison of the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024
Net Revenues
Q3 2025 vs. Q3 2024
Net revenues for the gathering and processing segment increased by $50.7 million, or 62.2%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to the following:
•an increase in revenue associated with the Gravity operations of $20.7 million which began on January 2, 2025; and
•an increase in revenue associated with the H2O Midstream operations of $11.0 million which began in September 2024.
YTD 2025 vs. YTD 2024
Net revenues for the gathering and processing segment increased by $98.5 million, or 36.5%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the following:
•an increase in revenue associated with the Gravity operations of $67.5 million which began on January 2, 2025;

39 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
•an increase in revenue associated with the H2O Midstream operations of $42.8 million which began in September 2024; and
•partially offset by a decrease due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period.

Cost of Materials and Other
Q3 2025 vs. Q3 2024
Cost of materials and other for the gathering and processing segment increased by $11.3 million, or 56.5%, in the third quarter of 2025 compared to the third quarter of 2024, driven primarily by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $5.3 million and $1.2 million, respectively.
YTD 2025 vs. YTD 2024
Cost of materials and other for the gathering and processing segment increased by $19.9 million, or 34.5%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven primarily by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $10.1 million and $2.9 million, respectively.

Operating Expenses
Q3 2025 vs. Q3 2024
Operating expenses for the gathering and processing segment increased by $12.5 million, or 68.2%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $6.2 million and $1.9 million, respectively; and
•increases in employee costs.
YTD 2025 vs. YTD 2024
Operating expenses for the gathering and processing segment increased by $35.4 million, or 61.4%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $24.0 million and $12.1 million, respectively.

EBITDA
Q3 2025 vs. Q3 2024
EBITDA increased by $27.2 million, or 64.1%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the following:
•incremental EBITDA of $9.1 million and $7.6 million associated with the Gravity and H2O Midstream Acquisitions, respectively.
YTD 2025 vs. YTD 2024
EBITDA increased by $46.6 million, or 30.1%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:
•incremental EBITDA of $33.3 million and $27.2 million associated with the Gravity and H2O Midstream Acquisitions, respectively.

40 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2025, and 2024:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$104,741	$106,938	$316,055	$361,808
Cost of materials and other	$85,378	$83,834	$259,527	$279,639
Operating expenses (excluding depreciation and amortization)	$2,341	$3,438	$7,311	$10,539
Segment EBITDA	$14,203	$20,245	$46,379	$75,724

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
East Texas - Tyler Refinery sales volumes (average bpd) (1)	67,439	70,172	67,609	69,246
Big Spring marketing throughputs (average bpd) (2)	—	22,700	—	60,109
West Texas marketing throughputs (average bpd)	2,680	6,552	8,058	5,276
West Texas marketing gross margin per barrel	$4.50	$3.38	$3.41	$2.85
Terminalling throughputs (average bpd) (3)	145,808	160,849	144,629	152,272
(1) Excludes jet fuel and petroleum coke.
(2) Marketing agreement terminated on August 5, 2024, upon assignment to Delek Holdings.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024
Net Revenues
Q3 2025 vs. Q3 2024
Net revenues for the wholesale marketing and terminalling segment decreased by $2.2 million, or 2.1%, in the third quarter of 2025 compared to the third quarter of 2024, driven primarily by the following:
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period; and
•decrease of $1.4 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024;
•partially offset by increased revenue of $2.4 million in our West Texas marketing operations primarily driven by a net increase in volumes sold, an increase in average sales prices of diesel per gallon, and an increase in RINs revenue, partially offset by a decrease in average prices of gasoline per gallon:
◦the average sales prices of gasoline sold decreased by $0.13 per gallon and the average prices of diesel sold increased by $0.04 per gallon;
◦the average volumes of gasoline and diesel sold increased by 0.4 million and 1.2 million gallons, respectively;
◦RINs revenue increased $1.0 million due to increased RINs prices.
YTD 2025 vs. YTD 2024
Net revenues for the wholesale marketing and terminalling segment decreased by $45.8 million, or 12.6%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:
•decreased revenue of $18.7 million in our West Texas marketing operations primarily driven by decrease in average sales prices per gallon, partially offset by increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.22 and $0.21 per gallon, respectively;
◦the average volumes of diesel sold increased by 3.2 million and the average volumes of gasoline sold decreased by 1.2 million gallons; and

41 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
◦RINs revenue increased $2.4 million due to increased RINs prices.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period; and
•decrease of $12.1 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and nine months ended September 30, 2025, and 2024.

Cost of Materials and Other
Q3 2025 vs. Q3 2024
Cost of materials and other for the wholesale marketing and terminalling segment increased by $1.5 million, or 1.8%, in the third quarter of 2025 compared to the third quarter of 2024, driven primarily by the following:
•increased costs of materials and other of $1.2 million in our West Texas marketing operations primarily driven by decreases in average cost per gallon of gasoline and diesel sold, partially offset by an increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.08 per gallon and $0.04 per gallon, respectively; and
◦the volumes of gasoline and diesel sold increased by 0.4 million and 1.2 million gallons, respectively.

42 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2025 vs. YTD 2024
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $20.1 million, or 7.2%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:
•decreased costs of materials and other of $20.5 million in our West Texas marketing operations primarily driven by decrease in average cost per gallon, partially offset by a net increase in volumes of diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.19 per gallon and $0.24 per gallon, respectively; and
◦the average volumes of diesel sold increased by 3.2 million gallons, and the average volumes of gasoline sold decreased by 1.2 million.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and nine months ended September 30, 2025, and 2024. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q3 2025 vs. Q3 2024
Operating expenses for the wholesale marketing and terminalling segment decreased by $1.1 million, or 31.9%, in the third quarter of 2025 compared to the third quarter of 2024, driven primarily by a decrease in outside service costs.
YTD 2025 vs. YTD 2024
Operating expenses for the wholesale marketing and terminalling segment decreased by $3.2 million or 30.6%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven primarily by a decrease in outside service costs.

EBITDA
Q3 2025 vs. Q3 2024
EBITDA decreased by $6.0 million, or 29.8%, in the third quarter of 2025 compared to the third quarter of 2024, driven primarily by the following:
•lower revenue related to sales-type lease accounting;
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings; and
•partially offset by a $1.11 per barrel increase in wholesale margins.
YTD 2025 vs. YTD 2024
EBITDA decreased by $29.3 million, or 38.8%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily driven by the following:
•lower revenue related to sales-type lease accounting;
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings; and
•partially offset by a $0.56 per barrel increase in wholesale margins.

43 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and nine months ended September 30, 2025 and 2024:

Storage and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$24,327	$25,605	$72,923	$98,912
Cost of materials and other	$12,924	$13,588	$41,041	$41,951
Operating expenses (excluding depreciation and amortization)	$5,200	$4,731	$14,155	$14,286
Segment EBITDA	$6,250	$7,526	$17,691	$42,405

Operation comparison of the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024
Net Revenues
Q3 2025 vs. Q3 2024
Net revenues for the storage and transportation segment decreased by $1.3 million, or 5.0%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to recording certain storage fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period.
YTD 2025 vs. YTD 2024
Net revenues for the storage and transportation segment decreased by $26.0 million, or 26.3%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to recording certain storage fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period.

Cost of Materials and Other
Q3 2025 vs. Q3 2024
Cost of materials and other for the storage and transportation segment decreased by $0.7 million, or 4.9%, in the third quarter of 2025 compared to the third quarter of 2024.
YTD 2025 vs. YTD 2024
Cost of materials and other for the storage and transportation segment decreased by $0.9 million, or 2.2%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Operating Expenses
Q3 2025 vs. Q3 2024
Operating expenses for the storage and transportation segment increased by $0.5 million, or 9.9%, in the third quarter of 2025 compared to the third quarter of 2024.
YTD 2025 vs. YTD 2024
Operating expenses for the storage and transportation segment decreased by $0.1 million, or 0.9%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

EBITDA
Q3 2025 vs. Q3 2024
EBITDA decreased by $1.3 million, or 17.0%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to decrease in revenue related to sales-type lease accounting.

44 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2025 vs. YTD 2024
EBITDA decreased by $24.7 million, or 58.3%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to a decrease in revenue related to sales-type lease accounting.

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
Investments in pipeline joint ventures segment include the Partnership's joint ventures investments described in Note 9 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and nine months ended September 30, 2025.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At September 30, 2025, our total liquidity amounted to $1,000.1 million comprised of $993.2 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 6 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $6.9 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On October 28, 2025, the board of directors of our general partner declared a distribution of 1.120 per common unit (the "Distribution"), which equates to an estimated amount of approximately $59,898 per quarter, or approximately $239.6 million per year, based on the number of common units outstanding as of September 30, 2025. The Distribution will be paid on November 13, 2025, to common unitholders of record on November 7, 2025, and represents a 1.8% increase over the third quarter 2024 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

46 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”).The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the nine months ended September 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the nine months ended September 30, 2024. As of September 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2025, and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$193,910	$156,441
Net cash used in investing activities	(411,661)	(314,528)
Net cash provided by financing activities	219,279	161,649
Net increase (decrease) in cash and cash equivalents	$1,528	$3,562

Operating Activities
Net cash provided by operating activities increased by $37.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The cash receipts from customer activities increased by $57.3 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $21.1 million. In addition, cash dividends received from equity method investments decreased by $6.9 million and cash paid for debt interest increased by $34.1 million.
Investing Activities
Net cash used in investing activities increased by $97.1 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to Gravity Acquisition for $181.2 million. Additionally, purchases of property, plant and equipment and intangibles increased $154.1 million and $7.2 million, respectively, primarily associated with growth projects in our gathering and processing segment. Also contributing to this increase was a decrease in proceeds from sale of property, plant and equipment of $6.8 million. Partially offsetting the increase in cash used was an increase in distributions received from equity method investments of $8.8 million.
Financing Activities
Net cash provided by financing activities increased by $57.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily driven by a decrease in net payments on term loans of $172.3 million and an increase in net proceeds from our revolving credit facility of $47.1 million. Additionally contributing to this increase was a $6.2 million decrease in payments on other financing arrangements, and a decrease in deferred financing costs paid of $7.3 million.
Partially offsetting the increase were a decrease of $132.2 million due to proceeds received from the equity issuances in October and March 2024, an increase in distributions paid of $30.2 million and a decrease of $10.0 million due to unit repurchases from Delek Holdings in the current period.

47 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Overview
As of September 30, 2025, we had total indebtedness of $2,306.9 million. The increase of $421.5 million in our long-term debt balance compared to the balance at December 31, 2024, resulted from additional borrowings under our 2033 Notes, partially offset by the paydown of the revolving facility during the nine months ended September 30, 2025. As of September 30, 2025, our total indebtedness consisted of:
•An aggregate principal amount of $156.9 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 7.39%.
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
We believe we were in compliance with the covenants in all debt facilities as of September 30, 2025. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

48 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the nine months ended September 30, 2025:

(in thousands)	Full Year 2025 Forecast	Nine Months Ended September 30, 2025
Gathering and Processing
Regulatory	$—	$286
Sustaining	2,715	5,922
Growth	209,300	229,915
Gathering and Processing Segment Total	$212,015	$236,123
Wholesale Marketing and Terminalling
Regulatory	$6,958	$185
Sustaining	3,022	617
Growth	6,800	—
Wholesale Marketing and Terminalling Segment Total	$16,780	$802
Storage and Transportation
Regulatory	$6,515	$1,345
Sustaining	—	2,488
Growth	—	4
Storage and Transportation Segment Total	$6,515	$3,837
Total Capital Spending	$235,310	$240,762

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $156.9 million as of September 30, 2025. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2025, would be to change interest expense by approximately $1.6 million.
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
We acquired Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of Gravity in our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q as of September 30, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Partnership’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of Gravity. We are currently in the process of integrating the Gravity operations, control processes and information systems into our systems and control environment.
Other than the acquisition of Gravity, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of our common units made during the three months ended September 30, 2025 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2025).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	—	$—	—	$150.0
February 1 - February 28	—	—	—	$150.0
March 1 - March 31	243,075	41.14	243,075	$140.0
April 1 - April 30	—	—	—	$140.0
May 1 - May 31	—	—	—	$140.0
June 1 - June 30	—	—	—	$140.0
July 1 - July 31	—	—	—	$140.0
August 1 - August 31	—	—	—	$140.0
September 1 - September 30	—	—	—	$140.0
Total	243,075	41.14	243,075	N/A
(1) See further discussion in Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

51 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	#	Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC.
31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.
**	Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Partnership agrees to furnish a copy of all omitted exhibits and schedules upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.

52 |

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

Dated: November 7, 2025

53 |