Form 10-K
period 2025-12-31
Delek Logistics Partners, LP
filed 2026-02-27
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the registrant's common limited partner units held by non-affiliates as of June 30, 2025 was approximately $809,835,436, based upon the closing price of its common units on the New York Stock Exchange on that date.
At February 20, 2026, there were 53,512,343 common limited partner units.
Documents incorporated by reference: None

Table of Contents
Delek Logistics Partners, LP
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2025

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
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, including as the same may be impacted by the on-going war between Russia and Ukraine (the "Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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

5 |

Business and Properties

PART I
ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
Company Overview
The Partnership is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The Partnership provides gathering, processing, pipeline and other transportation services primarily for crude oil and natural gas customers, storage; wholesale marketing and terminalling services primarily for intermediate and refined product customers; and water disposal and recycling services, all through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region. A significant portion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery"), collectively (the "Delek Refineries").
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

NORTH DAKOTA
BAKKEN FORMATION
WATFORD CITY
WILLISTON BASIN
WOODFORD BASIN
CUSHING
PERMIAN BASIN
LITTLE ROCK
MEMPHIS
NASHVILLE
BRENTWOOD
Delaware Gathering Assets
Permian Gathering Assets
Sala Gathering System
EL DORADO
CADDO
TUCSON
RIO
MIDLAND
BIG SPRING
EL PASO
WINK
SAN ANGELO
WEST TEXAS GULF
GREENVILLE
MT. PLEASANT
DALLAS
TYLER
LONGVIEW
KROTZ SPRINGS
ST. JAMES
NEW ORLEANS
BEAUMONT
MONT BELVIEU
BAYTOWN
WEBSTER
FREEPORT
EAGLE FORD BASIN
Midland Water Gathering Assets
DELEK REFINERIES
DKL TERMINAL
DKL - CRUDE
DELEK ASPHALT TERMINAL
THIRD-PARTY TERMINAL
DKL CRUDE PIPELINE
DKL JOINT VENTURE CRUDE PIPELINES
THIRD-PARTY CRUDE PIPELINES
THIRD-PARTY PRODUCT PIPELINES
LONGVIEW, TEXAS
CORPORATE HEADQUARTERS
Midland Water Gathering Asset
Gas Processing Plant

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
Approximately 1,326 miles of crude and refined product pipeline (1)
Approximately 10.0 million barrels of active shell capacity
Approximately 310 MBbl/d of water disposal capacity
Approximately 1,015 MBbl/d of operations capacity
Approximately 195 MMcf/d of gas processing capacity

 9 light product distribution terminals
Approximately 1.3 million barrels active shell capacity
Sales of wholesale products in the West Texas market.
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
Andeavor Logistics Rio Pipeline LLC ("Andeavor Logistics")
Caddo Pipeline LLC ("CP LLC")
Red River Pipeline Company LLC ("Red River")
Wink to Webster Holdings, LLC ("W2W Holdings")

(1)     Excludes approximately 462 miles of decommissioned gathering system pipeline.
Ownership Structure
Delek Logistics Partners, LP is a Delaware limited partnership formed in 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner (our "general partner"). The following chart illustrates the Partnership's current structure:

7 |

Business and Properties

Our Vision
We are a full-suite provider offering integrated crude, gas and water services to the Partnership's customers in the Permian basin. We operate in the most prolific part of the Permian Basin and we will continue to take advantage of the multiple growth opportunities we continue to see in our operating regions. While the oil and gas macroeconomic environment continues to be dynamic, we believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the environmental, social and governance ("ESG") movement. Accordingly, it is critical that we understand not only our current ESG positioning in the market, but also that we integrate a broader sustainability view to all of our activities, both operational and strategic.
Core Values
Our culture is guided by our core values. These core values are integrated into daily operations, fostering a culture of continuous improvement and alignment with our strategic goals.
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
September 11, 2024 (1)
Acquired 100% limited liability interest in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H2O Midstream"), related to water disposal and recycling operations in the Midland Basin in Texas, which supports our core strategy of providing a full midstream service solution to our existing and third-party customers in the Permian Basin.
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

Gathering and Processing
Overview
The operational assets in our gathering and processing segment, include the Midland Gathering Assets, the Delaware Gathering Assets, Midland Water Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serve Delek Holdings refining needs throughout the Midland Basin. The Delaware Gathering Assets support our crude oil and natural gas gathering, treatment, acid gas injection, processing, and transportation businesses, including operations at the Libby 1 and Libby 2 processing plants, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, and serving primarily third-party producers and customers. Our Midland Water Gathering Assets support our water and recycling operations primarily in the Midland Basin in Texas. The Midland Water Gathering Assets consist of assets acquired in H2O Midstream and Gravity Midstream acquisitions. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products' logistics services in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. We do not take ownership of the products or crude oil in providing these services; therefore, we are not directly exposed to changes in commodity prices with respect to this operating segment. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.
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
•Pipeline throughput fees - comprised of fees to customers, generally based on throughput or other relevant volumetric measures, for transporting crude oil and refined products via our pipeline assets. A substantial majority of these revenues are derived from commercial agreements with Delek Holdings with terms of five or more years, which gives us a contractual revenue base that we believe enhances the stability of our cash flows. These commercial agreements with Delek Holdings typically include minimum volume or throughput commitments by Delek Holdings, which provides protection from market volatility related to commodity prices. The majority of our commercial agreements with Delek Holdings are deemed to be leases.
Competition
The Permian Basin has been one of the most prolific oil and gas producing regions in the United States ("U.S."). It is fed by the remnants of a prehistoric seabed containing organic deposits and forming one of the thickest hydrocarbon structures in the world. It consists of three sub-regions: the Delaware Basin, which is the deepest of the Permian sub-basins and is located in the western section located in New Mexico and Texas, the Midland Basin which has been an active drilling region since the 1940s and is located in the eastern part of the Permian in Texas, and the Central Basin Platform which lies between the Delaware and Midland. The Permian Basin wells produce not only oil and gas, but also large volumes of salt water, resulting in an ancillary industry surrounding water disposal and transportation.
We primarily operate our gathering and processing operations in the Delaware and Midland Basins within the Permian Basin. Our Delaware Basin operations focus on crude oil gathering and natural gas gathering, treatment, acid gas injection, processing, and transportation, as well as gas and water processing, and primarily serve third-party producers and customers, while our Midland Basin operations focus on crude oil gathering and transportation, which serves the refineries of Delek Holdings, our largest customer, and water processing operations that primarily serve third-party customers.

10 |

Business and Properties

With respect to our Delaware Basin Gathering and Processing operations, competition is impacted by the prevalence of other midstream companies in the region with gathering lines, compression facilities, processing plants, and storage and transportation capabilities. Additionally, the demand for gathering and processing activities is dependent upon oil and gas production in the area. Because virtually all of our business in the Delaware Basin is third-party, our competitive position is dependent upon our ability to develop relationships with producers, to provide an integrated gathering, treatment, acid gas injection and processing asset infrastructure, including rights-of-way, that allows us to demonstrate the breadth, quality, and relevance of our gathering and processing service offerings, and to secure strategic long-term contracts with those producers. We have a customer base that is continuing to grow based on our success in these areas, and where our contract portfolio is comprised of long-term renewable contracts, often with minimum volume commitments and dedicated acreage which further contributes to the long-term stability of those associated cash flows.
With respect to the Midland Basin Gathering and Processing activities, we note many of the same factors in terms of securing a competitive position for providing gathering services to producers. These include having strategically located assets, including rights-of-way, and securing dedicated acreage and other competitive contracts. However, our Permian Gathering activities have a unique component that positions us well strategically. We have worked with our sponsor, Delek Holdings, to purchase crude oil volumes gathered from producers and then, through the Partnership’s logistics network and physical exchange transactions, source those volumes, or equivalent barrels, for production at Delek Holdings’ refineries. As a result, our producer arrangements are structured such that the Partnership, the producers, and our primary customer for those barrels (Delek Holdings) are mutually incentivized to continue those relationships. This includes rights of first refusal for barrels coming out of wellheads under agreements with producers. As a result, our access to those barrels, and our revenues for those gathering and related transportation activities, are well insulated from typical competitive pressures.
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
Midland Gathering Assets
The Midland Gathering System is a system of pipelines that primarily gathers and transports crude oil, located primarily near the Big Spring Refinery in Texas, which provides access to hydrocarbons directly from wellheads located in the Midland Basin. These assets consist of approximately 258 miles of gathering assets, which include the Plains connection system, approximately 65 tank battery connections, terminals with total storage capacity of approximately 400,000 barrels and applicable rights-of-way assets.
Delaware Gathering Assets
Delaware Gathering Assets is anchored by a high-quality diversified customer base, which has integrated crude, gas and water infrastructure concentrated in the central Lea County, New Mexico core. The following assets support our crude oil gathering operations, natural gas gathering, processing, and transportation operations, and water disposal and recycling operations. These assets are anchored by the Libby 1 and Libby 2 natural gas processing plants:

	Natural Gas Gathering & Processing	Crude Oil Gathering & Storage	Water Gathering, Disposal & Recycling
Dedicated Acreage	57,600	160,160	132,480
System Capacity	195 MMcf/d Processing (1)	120 MBbl Storage (2)	310 MBbl/d Disposal (2)
Pipeline Capacity	150 MMcf/d (1)	140 MBbl/d (2)	220 MBbl/d (2)
Miles of Pipeline	133	278	205
(1) Million cubic feet ("MMcf") per day ("MMcf/d")
(2) Thousand barrels ("MBbl") per day ("MBbl/d")

11 |

Business and Properties

Midland Water Gathering Assets
The Midland water gathering assets consists of water disposal and recycling operations primarily in the Midland Basin. These assets include the following:

Permian
approximately 278,450 dedicated acres
approximately 512 miles of pipeline
approximately 852 MBbl/d of operational capacity
approximately 937 MBbl/d of interconnected disposal capacity

Bakken
approximately 48,000 dedicated acres
approximately 55 miles of pipeline
approximately 163 MBbl/d of operational capacity
approximately 164 MBbl/d of interconnected disposal capacity
Pipeline Assets

Pipeline, Diameter (inches)	Length (miles)	Throughput Capacity (bpd)	Commodity	Associated Refinery	Origin/Termination Point	Third-Party System Connections
El Dorado Assets
Magnolia Pipeline, 12 and 16 (1)	78	68,500	crude oil	El Dorado	Shreveport, LA to Magnolia, AR	ETP/ExxonMobil's LOLA System
Magnolia Station (2)	N/A	N/A	crude oil	El Dorado	N/A	N/A
El Dorado Pipeline, 12 (3)	28	75,000	crude oil	El Dorado	Magnolia Station to Delek Holdings' Sandhill Station	N/A
Refined Products Pipeline System (4)
12- inch diesel pipeline	8	N/A	diesel	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
10-inch gasoline pipeline	8	N/A	gasoline	El Dorado	El Dorado Refinery to the Enterprise TE Products Pipeline El Dorado Station	TE Products Pipeline
Paline Pipeline System (5)
Longview to Nederland Pipeline, 10 (6)	196	42,000	crude oil	N/A	Longview, TX to the Phillips 66-operated Beaumont terminal in Nederland, TX	N/A
East Texas Crude Logistics System
Nettleton Pipeline, 8 and 10	36	25,000	crude oil	Tyler	Tank Farms in Longview, TX to (a) Bullard Junction at the Tyler Refinery, and (b) our other tank farms in Longview, TX	N/A
McMurrey Pipeline System, 6, 8 and 12	52	24,000	crude oil	N/A	Tank Farms in Longview, TX, runs roughly parallel to the Nettleton Pipeline	N/A
Tyler Assets (7)
Tyler-Big Sandy Product Pipeline, 8 (8)	33	30,000	refined product	Tyler	Tyler Refinery to Big Sandy Station	N/A
Big Spring Logistics Assets (9)
Refined Product Pipeline, 6	44	20,000 (10)	refined product	Big Spring	Big Spring, TX to Midland, TX	N/A
Crude oil gathering system	258	250,000	crude oil	Big Spring	N/A	N/A
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

12 |

Business and Properties

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
The pipelines in the El Dorado Assets have injection points where crude oil gathered from the El Dorado Gathering System can be injected and then transported to the El Dorado Refinery. The El Dorado Assets also have crude oil storage tanks and facilities ancillary to the operation of the pipeline system. Tankage assets include approximately 150 crude oil storage tanks, breakout tanks and certain ancillary assets (such as pumps and piping) located at and adjacent to the El Dorado Refinery with an aggregate shell capacity of approximately 2.5 million barrels (the "El Dorado Tank Assets") (including Tank 120 and Tank 192). In addition, these assets include 5 truck receipt locations, approximately 185 pipeline gathering and receiving stations and 17 relay stations to deliver crude oil to the Magnolia Station, the El Dorado Pipeline System or directly to the El Dorado Refinery. The El Dorado Assets are capable of transporting crude oil offloaded from rail cars at or near the El Dorado Refinery, including two crude oil rail offloading racks, which are designed to receive up to 25,000 bpd of light crude oil or 12,000 bpd of heavy crude oil, or any combination of the two and are located on property leased from third parties and Delek Holdings. We also have approximately 0.6 million barrels of combined shell capacity that is currently not in service.
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
(1) The Nettleton Station is located on property that is owned by third parties in which we have leasehold interests.

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

13 |

Business and Properties

Wholesale Marketing and Terminalling
Overview
Our wholesale marketing and terminalling segment provides wholesale marketing and terminalling services to Delek Holdings’ refining operations and to independent third parties, generating fees from the marketing, transportation, storage, and terminalling of refined products, as well as revenues from the wholesale marketing of refined products. In providing certain of these services, we take ownership of the products and are therefore exposed to market risks related to the volatility of commodity and refined product prices in our West Texas operations, which depend on many factors, including demand and supply of refined products in the West Texas market, the timing of refined product deliveries and downtime at refineries in the surrounding area.
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
Pursuant to an exclusive marketing agreements with Delek Holdings, we marketed 100% of the refined products output of the Tyler Refinery (other than jet fuel and petroleum coke) to various customers in return for a marketing fee. The marketing agreement expired as of January 1, 2026. However, as a result of our physical integration with the Tyler Refinery, and our contractual relationships with Delek Holdings related to the Tyler refinery, we do not believe that we will face significant competition for these services or for the storage or throughput of intermediate or refined products at the refinery, particularly during the term of our agreement with Delek Holdings. Delek Holdings' Tyler Refinery is the only full-range product supplier within 100 miles; therefore, we believe their location gives the refineries a natural advantage over more distant competitors. However, should Delek Holdings' wholesale customers reduce their purchases of refined products due to the increased availability of more competitively priced products from other suppliers or for other reasons, the volumes we sell could decrease.
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
Wholesale Marketing
East Texas
Pursuant to a marketing agreement with Delek Holdings, we market 100% of the refined products output of the Tyler Refinery, other than jet fuel and petroleum coke. On May 1, 2025, the Partnership entered into an agreement to terminate this marketing agreement in its entirety, effective as of January 1, 2026. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
West Texas
In our West Texas marketing operations, we generate revenue by purchasing refined products from independent third-party suppliers and from Delek Holdings for sale and exchange to Delek Holdings and third parties at our Abilene and San Angelo, Texas terminals and at third-party terminals located elsewhere in Texas.

14 |

Business and Properties

We own approximately 100 miles of product pipelines in West Texas that connect our Abilene and San Angelo, Texas terminals to the Magellan Orion Pipeline. We purchase products from Delek Holdings and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, we constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek Holdings shipped product that was produced at the Big Spring Refinery. We completed constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that allows Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. We also have active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. The table below provides the number of tanks, their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2025 at the Abilene and San Angelo terminals associated with our marketing activities. See “Commercial Agreements—Other Agreements with Third Parties—West Texas."

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Abilene, TX (1)	8	330,000	2	15,000
San Angelo, TX	5	96,000	2	15,000
Total	13	426,000	4	30,000
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
The table below provides the locations of our refined product terminals associated with our terminalling activities and their storage capacities, number of truck loading lanes and maximum daily available truck loading capacity for the year ended December 31, 2025.

Terminal Location	Number of Tanks	Active Aggregate Shell Capacity (bbls)	Number of Truck Loading Lanes	Maximum Daily Available Truck Loading Capacity (bpd)
Mount Pleasant, TX (1)	8	200,000	3	10,000
Nashville, TN (2)	10	137,000	2	15,000
Memphis, TN	10	126,000	3	20,000
North Little Rock, AR (3)			2	17,100
Big Sandy, TX (3)	6	176,000	3	25,000
El Dorado, AR (3)			3	35,000
Tyler, TX (3)			11	91,000
Total	28	639,000	27	213,100
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

15 |

Business and Properties

Other Transportation Assets
We own assets or lease capacity on assets that are used to support Delek Holdings' refineries or that are used in our operations but may not be adjacent to or directly on the properties owned by such refineries. These include tankage assets and trucking assets listed below:
•eight tanks with an aggregate active shell capacity of approximately 250,000 barrels at a terminal in North Little Rock, Arkansas; and
•161 tractors and 306 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties.
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
Seasonality
The need for our storage services may fluctuate in contrast to seasonal demand, but may also be impacted by our customers' strategic decisions on whether to store or sell excess committed volumes. Our transportation activities within this segment, which consist primarily of ancillary trucking services and which supplement and provide alternative transportation for barrels in times when supply or demand are disrupted, can be responsive to seasonal as well as other unexpected changes in demand.

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

16 |

Business and Properties

Revenue Streams and Customers
We do not directly earn revenues from our joint venture investments. Rather, we earn income (loss) from the equity method investment, which is inclusive of our proportionate share of net income (loss) of the joint venture for each period. These pipelines serve numerous customers and generally charge spot or contractual rates pursuant to FERC regulations.
Competition
Our joint venture entities may compete with other pipeline owners including those affiliated with major integrated petroleum companies, in terms of transportation fees, reliability and quality of customer service. Competition in any geographic area is affected significantly by the volume of crude oil gathered and transported, volume of products produced by refineries and the availability of products and cost of transportation to that area from other locations. Due to the strategic location of these pipelines, Delek Holdings is one of the major shippers and customers on certain of the joint venture pipelines. During the term of these agreements, the joint venture entities do not face any significant competition from third parties. To maintain a competitive advantage during agreement negotiations, the joint venture pipelines have to offer competitive transportation fees to Delek Holdings or other related party shippers.
Seasonality
The volume and throughput of crude oil and refined products transported through our pipelines, including those in which we own a joint venture interest, are directly affected by the level of supply and demand for all of such products in the markets served directly or indirectly by our assets. Supply and demand for such products may fluctuate during the calendar year. Demand for gasoline, for example, is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. In addition, our refining customers, such as Delek Holdings, occasionally reduce or suspend operations to perform planned maintenance, which is more typically scheduled during the winter, when demand for their products is lower. Accordingly, these factors affect the need for crude oil or refined products by our customers and therefore limit our volumes or throughput during these periods, and our operating results will generally be lower during the first and fourth quarters of the year. We believe, however, that many of the potential effects of seasonality on our revenues and contribution margin are substantially mitigated due to throughput and deficiency agreements with Delek Holdings and other customers of the pipeline joint ventures, many of which are related to our joint venture partners. Additionally, because of the related party nature of many of the customers of these joint ventures, they are incentivized to continue working with our pipeline joint ventures to create and maintain mutually beneficial contractual arrangements.

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
In addition, on August 5, 2024, the Partnership entered into an assignment agreement with Delek Holdings to assign its rights and obligations under the Big Spring Refinery Marketing Agreement to Delek Holdings. Associated with such marketing agreement was a contract intangible, which was transferred to Delek Holdings in conjunction with the assignment.

17 |

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
Major Customers
We are dependent upon Delek Holdings as our primary customer, and the loss of Delek Holdings as a customer would have a material adverse effect on our operating segments. We derive a significant portion of our revenue from fee-based commercial agreements with Delek Holdings or as a direct result of its operations. For more information pertaining to these agreements, see "Commercial Agreements." Delek Holdings, directly or indirectly, accounted for 49.3%, 55.0% and 55.3% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Our other customers include major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.
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

18 |

Business and Properties

While the FERC regulates rates for shipments of crude oil or refined products in interstate commerce, state agencies may regulate rates and service for shipments in intrastate commerce. We own pipeline assets in Texas, Arkansas, Louisiana and New Mexico; accordingly, such assets may be subject to additional regulation by the applicable governmental authorities in those states. In Texas, a pipeline, with some exceptions, is required by the Texas Railroad Commission to operate as a common carrier by publishing tariffs and providing transportation on a non-discriminatory basis. Arkansas provides that all intrastate oil pipelines are common carriers. In Louisiana, all pipelines conveying petroleum from a point of origin within the state to a destination within the state are declared common carriers. The Louisiana Public Service Commission is empowered with the authority to establish reasonable rates and regulations for the transport of petroleum by a common carrier, mandating public tariffs and providing transportation on a non-discriminatory basis. New Mexico Public Regulation Commission may prescribe reasonable maximum rates for the transportation of oil, and the products derived from oil, by a pipeline common carrier from any point in New Mexico to an ultimate destination in New Mexico.
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

19 |

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
The Partnership continues to evaluate its approach to emissions management and environmental performance in the context of evolving business priorities, operational considerations and stakeholder expectations. During 2025, the Partnership continued to pursue a range of environmental initiatives across its operations, including efforts related to emissions management, energy efficiency, water stewardship, waste minimization and recycling. The Company believes that these initiatives, together with ongoing evaluation of operational practices and technologies, support its broader environmental objectives and inform its longer-term sustainability strategy.
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

20 |

Business and Properties

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

21 |

Business and Properties

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

22 |

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
Delek Holdings is a primary customer for a many of our assets, including but not limited to our assets used to support the Tyler Refinery and the majority of our terminalling assets. In addition, Delek Holdings, through inventory intermediation agreements with its assignee, is effectively the principal customer for our Big Spring Logistics Assets used to support the Big Spring Refinery and our Lion Pipeline System, the Gathering Assets, and our El Dorado, Memphis and North Little Rock terminals. Please see Items 1 and 2. "Business and Properties—Delek Holdings' Crude Oil and Refined Products Intermediation Agreement." As we expect to continue to derive margins from Delek Holdings, either directly or indirectly, for the foreseeable future, we are subject to the risk of nonpayment, nonperformance or underperformance by Delek Holdings under our commercial agreements or its assignees. If Delek Holdings were to significantly decrease, or cause the significant decrease of, the materials transported on our pipelines or the volumes of refined products handled at our terminals, whether because of business or operational difficulties or strategic decisions by Delek Holdings’ management, it is unlikely that we would be able to utilize any additional capacity on our pipelines or terminal facilities to service third-party customers without substantial capital outlays and delays, if at all, which could materially and adversely affect our results of operations, financial condition and cash flows. Likewise, the terms of Delek Holdings' obligations under its agreements with us are for initial terms ranging from five years to ten years, with options to extend at the election of Delek Holdings. If Delek Holdings fails to renew these contracts as they come up for renewal, or if Delek Holdings fails to use our assets and services after the expiration of the agreements, or should our agreements be invalidated as a result of our performance failure or for any other reason, and we are unable to generate revenue from third parties with respect to such assets, our business and results of operations could be materially and adversely affected. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our material commercial agreements with Delek Holdings. Additionally, any event, whether in our areas of operation or otherwise, that materially and adversely affects Delek Holdings’ or its assignees' operations, financial condition, results of operations or cash flows may adversely affect us and our business and, therefore, our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Delek Holdings and its assignees, including, but not limited to, the following:
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

23 |

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

24 |

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

25 |

Risk Factors
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Gravity Acquisition and H2O Midstream Acquisition;
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

26 |

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

27 |

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

28 |

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

29 |

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

30 |

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

31 |

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

32 |

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

33 |

Risk Factors
Restrictions in our revolving credit facility and in the respective indentures governing the 2028 Notes, 2029 Notes and 2033 Notes could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our revolving credit facility and the respective indentures governing the 2028 Notes, 2029 Notes and 2033 Notes (as defined in Note 10 to our consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) contain, and any future financing agreements may contain, operating and financial restrictions and covenants that could limit our ability to finance future operations or capital needs, or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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
Similarly, the respective indentures governing the 2028 Notes, 2029 Notes and 2033 Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to (i) incur, assume or guarantee additional indebtedness or issue certain convertible or redeemable equity securities; (ii) create liens to secure indebtedness; (iii) pay distributions on equity interests, repurchase equity securities or redeem subordinated securities; (iv) make investments; (v) make distributions, loans or other asset transfers from our restricted subsidiaries; (vi) consolidate with or merge with or into, or sell substantially all of our properties to, another person; (vii) sell or otherwise dispose or assets, including equity interests in subsidiaries; and (viii) enter into transactions with affiliates.
The provisions of our revolving credit facility and of the respective indentures governing the 2028 Notes, 2029 Notes and 2033 Notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the indentures governing the 2028 Notes, 2029 Notes and 2033 Notes could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest and certain other indebtedness and other outstanding amounts, to be immediately due and payable. Such event of default would also permit our lenders to foreclose on our assets serving as collateral for our obligations under the revolving credit facility. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. The revolving credit facility and the respective indentures governing the 2028 Notes, 2029 Notes and 2033 Notes also have cross-default provisions that would apply to certain other indebtedness we may have.
Our debt levels may limit our flexibility to obtain financing and to pursue other business opportunities.
As of December 31, 2025, we had approximately $2,361.9 million in debt outstanding. We have the ability to incur additional debt; however, such ability is subject to limitations under our revolving credit facility and the respective indentures governing the 2028 Notes, 2029 Notes and 2033 Notes. Our level of debt could have important consequences to us, including the following:
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

34 |

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

35 |

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

36 |

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

37 |

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
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. At the international level, in April 2016, the U.S. became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. After beginning the process to withdraw from participation in the Paris Agreement in 2017, in 2021 the U.S. rejoined the Paris Agreement. On January 27, 2026, the U.S. completed the process of withdrawing from the Paris Agreement. The adoption and implementation of new or more stringent legislation or regulations could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas, which could reduce demand for our services and products.
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

38 |

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
In 2010, the EPA and the National Highway Transportation Safety Administration ("NHTSA") finalized new standards, raising the required Corporate Average Fuel Economy, or CAFE, standard of the nation’s passenger fleet by 40% to approximately 35 miles per gallon by 2016 and imposing the first ever federal GHG emissions standards on cars and light trucks. In September 2011, the EPA and the DOT finalized first-time standards for fuel economy of medium and heavy duty trucks. On August 28, 2012, the EPA and NHTSA announced final regulations that mandated further decreases in passenger vehicle GHG emissions and increases in fuel economy beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 miles per gallon by 2025. During 2016, the EPA conducted a mid-term evaluation of progress in meeting vehicle GHG standards and in January 2017 the EPA issued a determination to maintain the current GHG emissions standards for model year (MY) 2022-2025 vehicles, but that action was subsequently withdrawn on April 13, 2018. In March 2017, EPA announced its decision to reopen the mid-term evaluation process and reconsider the January 2017 determination. As a result, GHG emissions standards for MY 2022-2025 vehicles remain uncertain. In August 2016, the EPA and the NHTSA jointly finalized standards for medium- and heavy-duty vehicles regulating fuel efficiency and carbon pollution. On May 2, 2022, the NHTSA published a final rule amending the CAFE standards for model years 2024–2026 to increase stringency by approximately 8% annually for model years 2024 and 2025 and 10% for model year 2026, superseding the 1.5% annual increases previously set. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels. Decreasing demand for petroleum fuels could materially affect profitability at Delek Holdings’ refineries, which could adversely impact our business, results of operations and cash flows.
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
The EPA finalized new regulations under the New Source Performance Standards (NSPS) OOOOa, OOOOb and OOOOc in March 2024 to expand and strengthen emissions reduction requirements for new, modified and reconstructed oil and natural gas sources, and require states to reduce methane emissions from existing sources nationwide. On July 31, 2025 EPA issued an Interim Final Rule to extend several deadlines for these regulations. Compliance costs are not expected to be material.
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

39 |

Risk Factors
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

40 |

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

41 |

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

42 |

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

43 |

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

44 |

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

45 |

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

46 |

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
Unitholders are unable to remove our general partner without its consent, because our general partner and its affiliates, including Delek Holdings, own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common limited partner units is required to remove our general partner. As of February 20, 2026, Delek Holdings owned 63.3% of our outstanding common limited partner units.
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

47 |

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
As of February 20, 2026, Delek Holdings held 33,868,203 common limited partner units. In addition, we have agreed to provide Delek Holdings with certain registration rights on a portion of these units. We have filed a shelf registration statement with the SEC for the re-sale or other disposition from time to time by Delek Holdings of up to 13.6 million common limited partner units. We will not receive any proceeds from the sale of these units by Delek Holdings. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 85% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. The ownership threshold will drop to 80% automatically if the ownership of common units by our general partner and its affiliates falls below 77% of the outstanding common units. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units to Delek Holdings. At February 20, 2026, Delek Holdings owned 33,868,203 common limited partner units, or 63.3% of our total outstanding common limited partner units.
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

48 |

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

49 |

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

50 |

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

51 |

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

52 |

Unresolved Staff Comments, Cybersecurity Related Matters, Legal Proceedings and Mine Safety Disclosures
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Related Matters
Risk Management and Strategy
We depend on information technology ("IT") and operational technology (“OT”) for various operations, including refinery processes, petroleum movement monitoring in pipelines and terminals, and other critical processes and transactions. We utilize IT and OT systems across our operations to capture accounting, technical and regulatory data for archiving, analysis, and reporting. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. Additionally, our technology encompasses a company-wide network through which employees have access to key business applications.
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
The Partnership has not experienced a significant cybersecurity breach or associated expenses, penalties, or settlements for years ended December 31, 2025, 2024 and 2023. The Partnership continuously assesses and enhances the confidentiality, integrity, and availability of our IT and OT assets.
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

53 |

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
We also continue to monitor the use of AI throughout our business and we have embedded responsible AI principles into our corporate framework. This ensures that any AI adoption supports long-term security, resilience, transparency, and trust. Delek’s AI Policy sets the foundation for responsible use of AI technologies. It emphasizes fairness, accountability, and compliance with regulatory standards. By prioritizing ethical design and deployment, we aim to reduce risks such as bias, misuse, and data breaches—aligning with our goals of integrity and social responsibility.

54 |

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

55 |

Market for Registrant's Common Equity, Stockholder Matters and Issuer Purchases
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
Our common units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our common units trade on the NYSE under the symbol "DKL." There were three holders of record of our common units held by the public as of February 20, 2026. In addition, as of February 20, 2026, Delek Holdings and its affiliates owned 33,868,203 of our common units. See Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of historic cash distributions.
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

56 |

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

57 |

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

58 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin (including the Delaware sub-basin) and other select areas in the Gulf Coast region. A significant potion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of the Tyler Refinery, El Dorado Refinery and Big Spring Refinery.
Business and Economic Environment Overview
During the year ended December 31, 2025, we made significant strides in our commitment to being a full-suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. On May 1, 2025, we entered into a series of agreements with Delek Holdings which, among other things, allowed us to assume all of Delek Holdings’ rights and obligations to purchase crude oil under certain contracts associated with our existing Midland Gathering System.
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
As producers continue to ramp up production within the Permian Basin, the Partnership is well positioned to continue to add value through our gathering and processing services as we have expanded our dedicated crude acreage in our Midland Gathering system. Additionally, in the Delaware Basin, we are expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding AGI and sour gas processing capabilities. Currently, the gas plant is in its initial phase of operation, and we foresee it increasing throughput throughout 2026.
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
As a result of these efforts, the Partnership saw a $33.8 million increase in net income during the year ended December 31, 2025, as compared to the prior year period. Our EBITDA increased $32.9 million in 2025 as compared to 2024. These increases are primarily attributable to earnings achieved by our H2O and Gravity acquisitions, partially offset by a decrease due to change in classification of certain of our commercial agreements with Delek, which meet the criteria to be classified as sales-type leases. As such, certain throughput and storage fees that were previously recorded as revenue are now recorded as interest income under sales-type lease accounting. Our gathering and processing segment saw a $52.4 million increase in segment EBITDA, largely due to the H2O Midstream and Gravity acquisitions. Our wholesale marketing and terminalling and segment and our storage and transportation segment saw deceases in segment EBITDA of $28.8 million and $22.5 million, respectively, largely due to the aforementioned sales-type lease accounting. Segment EBITDA for our investments in pipeline joint ventures increased by $29.1 million with the acquisition of the investment in Wink to Webster Holdings, LLC (the "W2W Investment") from Delek Holdings. See the “Results of Operations” section below for further discussion.
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
Other Developments
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
Agreements with Delek Holdings
On May 1, 2025, the Partnership entered into an agreement to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
On May 1, 2025, in connection with the DPG Dropdown, the Partnership amended and restated a throughput agreement with Delek Holdings for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which occurred at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings will purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase closed effective January 1, 2026.
On January 30, 2026, the Partnership entered into asset purchase agreements with Delek Holdings (collectively, the “Intercompany Agreements”). Pursuant to these agreements, the Partnership agreed to sell a Tyler refinery tank to Delek Holdings for total consideration of $19.0 million (the “Tyler Tank Sale”) and to sell El Dorado tank and terminal assets to Delek Holdings for total consideration of $66.0 million (the “El Dorado Terminal Sale”). The Tyler Tank Sale and the El Dorado Terminal Sale are expected to close on April 1, 2026 and October 1, 2027, respectively, in each case subject to the satisfaction of customary closing conditions.
Under the terms of the Intercompany Agreements, the consideration for these transactions may be received in a combination of cash and equity, with up to $20.0 million of the aggregate consideration payable through the return of Partnership common units. In addition, pursuant to the Intercompany Agreements, Delek Holdings will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
Omnibus Agreement
On May 1, 2025, we entered into an amended and restated Omnibus Agreement with Delek Holdings that provides for an increase in the Administrative Fee (as defined therein), which will be phased in over the two years beginning July 1, 2025 and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). During the year ended December 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the year ended December 31, 2024. As of December 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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

Gathering and Processing
The operational assets in our gathering and processing segment consist of our pipeline assets, Midland Gathering Assets, Midland Water Gathering Assets and Delaware Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serve Delek Holdings refining needs throughout the Permian Basin. The Midland Water Gathering Assets support our water disposal and recycling operations primarily in the Midland Basin in Texas. The Delaware Gathering Assets support our crude oil and natural gas gathering, treatment, acid gas injection, processing and transportation businesses, including the operations at Libby 1 and Libby 2 gas processing plants, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. While we do not take ownership of gas that is gathered, we sell the processed gas at a market price which we remit to the producer, net of our fees. Therefore, we are not directly exposed to changes in commodity prices with respect to these operations. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation mainly in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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
2025 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we began 2025, we prioritized the following Strategic Focus Areas:
I.Achieve Strong Cash Flow Growth
II.Pursue Attractive Expansion Opportunities
III.Engage in Mutually Beneficial Transactions with Delek Holdings
IV.Optimize Our Existing Assets and Expand Our Customer Base
V.Enhance our Commitment to Sustainability and Minimize our Carbon Emissions
We continue to be focused on growth opportunities in the Permian Basin given our advantageous location in the Midland and the Delaware Basins. We believe that opportunities exist in crude, natural gas and water which will continue to enhance our gathering and processing segment.
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
2025 Strategic Scorecard

Description of Strategic Success	Achieve Strong Cash Flow Growth	Pursue Attractive Expansion Opportunities	Engage in Mutually Beneficial Transactions with Delek Holdings	Optimize Our Existing Assets and Expand Our Customer Base
Completion of debt offering, increasing our liquidity to over $1.0 billion	✓	✓		✓
DPG Dropdown	✓	✓	✓	✓
Acquisition of Gravity	✓	✓		✓
Repurchase of common units from Delek Holdings	✓		✓
Began initial phase of operations of the natural gas processing plant expansion	✓	✓		✓
Executed agreements with Delek Holdings to further our economic separation and increase third-party revenue	✓		✓	✓
Looking Forward: 2026 Strategic Focus Areas
We continue to believe that our strategic focus areas are the right ones to support our long-term objectives. As part of our ongoing commitment to operational excellence, we consistently review and refine our risk and return evaluation processes, maintaining a clear focus on our overarching Long-Term Strategic Objectives and our goal of long-term operational sustainability. The continued separation from our parent, growth in third-party cash flows, and improved asset quality at the Partnership are opening multiple growth opportunities. We are well positioned to build on the strong momentum established in 2025 as we move into 2026. With this in mind, our 2026 Strategic Focus Areas are as follows:

62 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
•Achieve Strong Cash Flow Growth. Building on the transformational progress made in 2025, the Partnership expects continued cash flow growth in 2026 driven by the ramp up at the Libby gas processing plant and the ongoing completion of the sour gas gathering and acid gas injection capabilities. The combined crude and water strategy in the Midland basin and the full-suite strategy in the Delaware Basin will be expanded through the completion of the sour gas handling, treating and acid gas injection infrastructure. Delek Logistics is set to be one of the few midstream companies to have a comprehensive sour gas solution to enable incremental crude and natural gas production in Delaware Basin.
•Pursue Attractive Expansion Opportunities. Continue to evaluate and pursue opportunities to grow our business through several organic growth opportunities and bolt-on acquisitions The partnership continues to pursue several attractive organic growth opportunities enabled by its advantageous position in the prolific Permian Basin. The gas plant expansion and addition of AGI and sour gas processing capabilities are enabling several additional growth opportunities for the Partnership in the Delaware Basin. In the Midland Basin combined crude and water offering is appealing for our customers and brings additional growth opportunities to our system. Delek logistics will also continue to look for attractive bolt-on acquisitions which are accretive to its free cash flow, EBITDA and leverage profiles.
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
•Enhance Our Commitment to Sustainability and Minimize our Carbon Emissions. Continue to look for ways to grow our business whilst staying conscious of and minimizing the negative environmental impact, while also seeking opportunities to invest in innovative technologies that will reduce our carbon emissions as we achieve our growth objectives and sustainably improve unitholder returns. We expect to achieve this objective by pursuing investments that offer clear value propositions and sustainable returns, with a focus on innovative solutions that support both our growth and environmental responsibility.
How We Evaluate Our Operations
We use a variety of financial and operating metrics to analyze our segment performance. These metrics are significant factors in assessing our operating results and profitability and include:

■volumes (including pipeline throughput and terminal volumes)
■operating and maintenance expenses
■cost of materials and other
■EBITDA and distributable cash flow (as such terms are defined below)
■EBITDA of joint ventures

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
(iii)the cost of pipeline capacity leased from any third parties; and

Financing
The Partnership anticipates paying a cash distribution to its unitholders at a distribution rate of $1.125 per unit for the quarter ended December 31, 2025 ($4.50 per unit on an annualized basis). Our Partnership Agreement requires that the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to its unitholders quarterly. As a result, the Partnership expects to fund future capital expenditures primarily from operating cash flows, borrowings under our revolving credit facility and any potential future issuances of equity and debt securities. See Note 11 to the accompanying consolidated financial statements for a discussion of historic cash distributions.
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

66 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Non-GAAP Measures
Our management uses certain "non-GAAP" operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our financial information presented in accordance with United States Generally Accepted Accounting Principles ("GAAP"). These financial and operational non-GAAP measures include:

•EBITDA - calculated as net income before net interest expense, income tax expense, depreciation, amortization and proportional interest, taxes, depreciation and amortization of equity method investments.

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

Reconciliation of net income to EBITDA (in thousands)

	Year Ended December 31,
	2025	2024
Net income	$176,460	$142,685
Add:
Income tax expense	458	479
Depreciation and amortization	125,600	96,375
Proportional interest, taxes, depreciation and amortization from equity-method investments	26,357	15,797
Amortization of marketing contract intangible	—	4,206
Interest expense, net	66,779	103,168
EBITDA	$395,654	$362,710

67 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$237,115	$206,339
Changes in assets and liabilities	41,729	48,769
Distributions from equity method investments in investing activities	13,559	4,277
Non-cash lease expense	(6,245)	(8,112)
Regulatory and sustaining capital expenditures not distributable (1)	(15,808)	(12,658)
Reimbursement from Delek Holdings for capital expenditures (2)	48	335
Sales-type lease receipts, net of income recognized	17,189	11,843
Accretion	(2,617)	(920)
Deferred income taxes	(255)	(479)
Gain on disposal of assets	3,602	6,410
Distributable cash flow	$288,317	$255,804
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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Year Ended December 31,
	2025	2024
Net revenues:
Gathering and Processing	$498,097	$364,719
Wholesale marketing and terminalling	417,635	451,522
Storage and transportation	97,591	124,395
Total	1,013,323	940,636
Cost of materials and other	509,299	483,735
Operating expenses (excluding depreciation and amortization presented below)	168,377	122,734
General and administrative expenses	28,639	35,944
Depreciation and amortization	125,600	96,375
Other operating income, net	(436)	(978)
Operating income	181,844	202,826
Interest income	(112,517)	(47,792)
Interest expense	179,296	150,960
Income from equity method investments	(61,793)	(43,301)
Other income, net	(60)	(205)
Total non-operating expenses, net	4,926	59,662
Income before income tax expense	176,918	143,164
Income tax expense	458	479
Net income	176,460	142,685
Comprehensive income	176,460	142,685
Less: Preferred unitholder's interest in net income	—	768
Net income attributable to limited partners	$176,460	$141,917
EBITDA(2)	$395,654	$362,710
Net income per limited partner unit:
Basic	$3.30	$2.99
Diluted	$3.30	$2.99
Weighted average limited partner units outstanding:
Basic	53,501,020	47,452,138
Diluted	53,552,206	47,479,248
(1) This information is presented at a summary level for your reference. See the Consolidated Statements of Income and Comprehensive Income included in item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more details regarding our results of operations.
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

69 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations - Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Net Revenues
2025 vs. 2024
Net revenues increased by $72.7 million, or 7.7%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by the following:
•incremental revenue associated with the operations of Gravity and H2O Midstream of $90.1 million and $41.0 million, respectively.
This increase was partially offset by the following:
•decreased revenue due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period;
•decrease of $12.1 million due to the assignment of the Big Spring Refinery marketing agreement to Delek Holdings in the third quarter of 2024; and
•decreased revenue of $5.6 million in our West Texas marketing operations primarily driven by decrease in average sales prices per gallon, partially offset by increase in volumes sold and an increase in RINs revenue.

Cost of Materials and Other
2025 vs. 2024
Cost of materials and other increased by $25.6 million, or 5.3%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•incremental costs associated with the operations of Gravity and H2O Midstream of $15.9 million and $3.0 million, respectively;
•an increase of $11.2 million associated with the DPG dropdown which occurred on May 1, 2025; and
•partially offset by decreased costs of materials and other of $7.2 million in our West Texas marketing operations primarily driven by decrease in average cost per gallon, partially offset by increase in volumes sold.

Operating Expenses
2025 vs. 2024
Operating expenses increased by $45.6 million, or 37.2%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•incremental costs associated with the operations of Gravity and H2O Midstream of $31.0 million and $10.6 million, respectively.

General and Administrative Expenses
2025 vs. 2024
General and administrative expenses decreased by $7.3 million, or 20.3%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by following:
•decrease in outside services.

70 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and Amortization
2025 vs. 2024
Depreciation and amortization increased by $29.2 million, or 30.3%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•increase of $22.2 million associated with additional fixed asset base from the Gravity and H2O Midstream Acquisitions;
•increase of $8.0 million associated with the gas plant expansion;
•increase of $5.3 million due to additional finance leases; and
•partially offset by a $5.9 million decrease as a result of sales-type leases entered into during the third quarter of 2024.

Other operating income, net
2025 vs. 2024
Other operating income, net decreased by $0.5 million, or 55.4%, in the year ended December 31, 2025, compared to the year ended December 31, 2024.

Interest Income
2025 vs. 2024
Interest income increased by $64.7 million, or 135.4%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by income from certain of our commercial agreements with Delek Holdings that met the criteria to be accounted for as sales-type leases during the third quarter of 2024.

Interest Expense
2025 vs. 2024
Interest expense increased by $28.3 million, or 18.8%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by
•increased interest due to the issuance of the $700 million senior note during the second quarter 2025;
•partially offset by a decrease in interest on our outstanding revolver due to a decreased average balance; and
•decreased interest due to the pay off of a term loan during 2024.

Results from Equity Method Investments
2025 vs. 2024
Income from equity method investments increased by $18.5 million, or 42.7%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following:
•the acquisition of the W2W Investment on August 5, 2024, which contributed incremental income of $32.4 million during the period; and
•partially offset by a $14.0 million decrease in income from our investments in our other joint ventures.

71 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following table and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the years ended December 31, 2025 and 2024.

Gathering and Processing
	Year Ended December 31,
	2025	2024
Net revenues	$498,097	$364,719
Cost of materials and other	$113,202	$77,037
Operating expenses (excluding depreciation and amortization)	$128,213	$80,317
Segment EBITDA	$259,527	$207,150

Throughputs (bpd(1))
	Year Ended December 31,
	2025	2024
El Dorado Assets:
Crude pipelines (non-gathered)	66,125	69,903
Refined products pipelines to Enterprise Systems	54,616	59,136
El Dorado Gathering System	9,454	11,568
East Texas Crude Logistics System	31,296	34,711
Midland Gathering System	219,782	217,847
Plains Connection System	182,523	333,405

Delaware Gathering Assets Volumes
	Year Ended December 31,
	2025	2024
Natural Gas Gathering and Processing (Mcfd(2))	62,111	74,831
Crude Oil Gathering (bpd(1))	138,575	123,978
Water Disposal and Recycling (bpd(1))	107,415	128,539

Midland Water Gathering System Volumes (3)
	Year Ended December 31,
	2025	2024
Water Disposal and Recycling (bpd(1))	587,419	280,955
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) Consists of volumes of H2O Midstream and Gravity. 2024 H2O Midstream volumes are from September 11, 2024 through December 31, 2024. Gravity volumes are from January 2, 2025, to December 31, 2025.

Operational Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Net Revenues
2025 vs. 2024
Net revenues for the gathering and processing segment increased by $133.4 million, or 36.6%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the following:
•an increase in revenue associated with the Gravity operations of $90.1 million which began on January 2, 2025;
•an increase in revenue associated with the H2O Midstream operations of $41.0 million which began in September 2024; and
•partially offset by a decrease due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period.

72 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Materials and Other
2025 vs. 2024
Cost of materials and other for the gathering and processing segment increased by $36.2 million, or 46.9%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, driven primarily by the following:
•incremental costs associated with Gravity and H2O Midstream operations of $15.9 million and $3.0 million, respectively; and
•an increase of $11.2 million associated with the DPG dropdown which occurred on May 1, 2025.

Operating Expenses
2025 vs. 2024
Operating expenses for the gathering and processing segment increased by $47.9 million, or 59.6%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream operations of $31.0 million and $10.6 million, respectively.

EBITDA
2025 vs. 2024
EBITDA increased by $52.4 million, or 25.3%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•incremental EBITDA of $42.6 million and $26.7 million associated with the operations of Gravity and H2O Midstream, respectively; and
•partially offset by a decrease due to recording certain throughput fees as interest income under sales-type lease accounting in the current period.

73 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The table and discussion below present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the years ended December 31, 2025 and 2024:

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2025	2024
Net revenues	$417,635	$451,522
Cost of materials and other	$342,187	$349,049
Operating expenses (excluding depreciation and amortization)	$9,359	$14,820
Segment EBITDA	$62,934	$91,729

Operating Information
	Year Ended December 31,
	2025	2024
East Texas - Tyler Refinery sales volumes (average bpd) (1)	68,052	67,682
Big Spring marketing throughputs (average bpd) (2)	—	44,999
West Texas marketing throughputs (average bpd)	8,737	5,828
West Texas marketing gross margin per barrel	$3.42	$3.18
Terminalling throughputs (average bpd) (3)	145,237	154,217
(1) Excludes jet fuel and petroleum coke.
(2) Marketing agreement terminated on August 5, 2024, upon assignment to Delek Holdings.
(3) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Net Revenues
2025 vs. 2024
Net revenues for the wholesale marketing and terminalling segment decreased by $33.9 million, or 7.5%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•decreased revenue of $5.6 million in our West Texas marketing operations primarily driven by decrease in average sales prices per gallon, partially offset by increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.21 and $0.16 per gallon, respectively;
◦the average volumes of diesel sold increased by 6.7 million and the average volumes of gasoline sold increased by 2.2 million gallons; and
◦RINs revenue increased $3.7 million due to increased RINs prices.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue prior to lease commencement in prior year period; and
•decrease of $12.1 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024.
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the years ended December 31, 2025 and 2024.

74 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Cost of Materials and Other
2025 vs. 2024
Cost of materials and other for the wholesale marketing and terminalling segment decreased by $6.9 million, or 2.0%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•decreased costs of materials and other of $7.2 million in our West Texas marketing operations primarily driven by decrease in average cost per gallon, partially offset by a net increase in volumes of diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.18 per gallon and $0.17 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 6.7 million gallons and 2.2 million gallons, respectively.
The following chart shows a summary of the average cost per gallon of gasoline and diesel purchased in our West Texas operations for the years ended December 31, 2025 and 2024. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Refined Products Prices
Cost of Materials and Other
(Average Cost/Gallon)
$1.98
$2.25
$2.16
$2.42
2025
2024
Years Ended
Gasoline
Diesel

Operating Expenses
2025 vs. 2024
Operating expenses for the wholesale marketing and terminalling segment decreased by $5.5 million or 36.8%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, driven primarily by a decrease in outside service costs.

75 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
EBITDA
2025 vs. 2024
EBITDA decreased by $28.8 million, or 31.4%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily driven by the following:
•lower revenue related to sales-type lease accounting;
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings; and
•partially offset by a $0.24 per barrel increase in wholesale margins.

76 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The table and discussion below present the results of operations and certain operating statistics of the storage and transportation segment for the years ended December 31, 2025 and 2024:

Storage and Transportation
	Year Ended December 31,
	2025	2024
Net revenues	$97,591	$124,395
Cost of materials and other	$53,794	$57,539
Operating expenses (excluding depreciation and amortization)	$18,363	$18,299
Segment EBITDA	$25,853	$48,325

Operational Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Net Revenues
2025 vs. 2024
Net revenues for the storage and transportation segment decreased by $26.8 million, or 21.5%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the treatment of certain storage fees, which were accounted for as interest income under sales-type lease rules in the current year, while for most of the prior year, such fees had been recognized as revenue.

Cost of Materials and Other
2025 vs. 2024
Cost of materials and other for the storage and transportation segment decreased by $3.7 million, or 6.5%, in the year ended December 31, 2025, compared to the year ended December 31, 2024.

Operating Expenses
2025 vs. 2024
Operating expenses for the storage and transportation segment increased by $0.1 million, or 0.3%, in the year ended December 31, 2025, compared to the year ended December 31, 2024.

EBITDA
2025 vs. 2024
EBITDA decreased by $22.5 million, or 46.5%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a decrease in revenue related to sales-type lease accounting.

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
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the year ended December 31, 2025.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At December 31, 2025, our total liquidity amounted to $949.1 million comprised of $938.2 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 10 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), and $10.9 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On January 26, 2026, the board of directors of our general partner declared a distribution of 1.125 per common unit (the "Distribution"), which equates to an estimated amount of approximately $60.2 million per quarter, or approximately $240.8 million per year, based on the number of common units outstanding as of December 31, 2025. The Distribution was paid on February 12, 2026, to common unitholders of record on February 5, 2026, and represents a 1.8% increase over the fourth quarter 2024 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

78 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,201

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”).The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the year ended December 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the year ended December 31, 2024. As of December 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the year ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$237,115	$206,339
Net cash used in investing activities	(444,200)	(384,579)
Net cash provided by financing activities	212,593	179,869
Net increase (decrease) in cash and cash equivalents	$5,508	$1,629

Operating Activities
Net cash provided by operating activities increased by $30.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The cash receipts from customer activities increased by $81.2 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $23.7 million. These increases were partially offset by a $18.0 million decrease in cash dividends received from equity method investments, as well as a $56.2 million increase in cash paid for debt interest.
Investing Activities
Net cash used in investing activities increased by $59.6 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a increase of $138.7 million and $9.7 million in purchases of property, plant and equipment and intangibles, respectively, primarily associated with growth projects in our gathering and processing segment. Also contributing to this increase was a decrease in proceeds from sale of property, plant and equipment of $6.2 million compared to the prior year. Partially offsetting the increase in cash used was a decrease of $83.9 million related to asset purchases from Delek Holdings in prior year, as well as an increase in distributions received from equity method investments of $11.3 million. Also, the Partnership executed the Gravity Acquisition for $181.2 million in the current year, as compared to H2O Acquisition in the prior year for $182.5 million.
Financing Activities
Net cash provided by financing activities increased by $32.7 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily driven by an increase in net proceeds on term loans of $172.3 million, a decrease in net payments on our revolving credit facility of $121.6 million. Additionally contributing to this increase was a $70.8 million decrease related to redemption of preferred units in prior year in connection with H2O Acquisition, a $6.2 million decrease in payments on other financing arrangements, and a decrease in deferred financing costs paid of $7.4 million.
Partially offsetting the increase were a decrease of $297.9 million due to proceeds received from the equity issuances in October and March 2024, an increase in distributions paid of $33.4 million and a decrease of $10.0 million due to unit repurchases from Delek Holdings in the current period.

79 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Overview
As of December 31, 2025, we had total indebtedness of $2,361.9 million. The increase of $476.5 million in our long-term debt balance compared to the balance at December 31, 2024, resulted from additional borrowings under our 2033 Notes, partially offset by the paydown of the revolving facility during the year ended December 31, 2025. As of December 31, 2025, our total indebtedness consisted of:
•An aggregate principal amount of $211.9 million under the DKL Revolving Facility, due on October 13, 2027, with an average borrowing rate of 6.58%.
•An aggregate principal amount of $400.0 million, under the 2028 Notes (7.125% senior notes), due in 2028, with an effective interest rate of 7.37%.
•An aggregate principal amount of $1,050.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.80%.
•An aggregate principal amount of $700.0 million, under the 2033 Notes (7.375% senior notes), due in 2033, with an effective interest rate of 7.63%.
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

80 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the year ended December 31, 2025:

(in thousands)	Full Year 2026 Forecast	Year Ended December 31, 2025 (1)
Gathering and Processing
Regulatory	$—	$596
Sustaining	17,000	8,249
Growth	209,600	235,909
Gathering and Processing Segment Total	$226,600	$244,754
Wholesale Marketing and Terminalling
Regulatory	$12,000	$474
Sustaining	—	874
Growth	600	—
Wholesale Marketing and Terminalling Segment Total	$12,600	$1,348
Storage and Transportation
Regulatory	$—	$1,657
Sustaining	16,000	2,858
Growth	—	1,520
Storage and Transportation Segment Total	$16,000	$6,035
Total Capital Spending	$255,200	$252,137
(1) Amounts exclude capitalized interest and internal labor costs totaling $22.2 million, which consist of $21.7 million in our gathering and processing segment, $0.1 million in our wholesale marketing and terminalling segment, and $0.4 million in our storage and transportation segment.

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
Long-term Cash Requirements
Information regarding our known contractual obligations of the types described below, as of December 31, 2025, is set forth in the following table (in thousands):

	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable	$—	$611,850	$1,050,000	$700,000	$2,361,850
Interest (1)	184,630	352,300	193,813	154,875	885,618
Finance lease obligations	10,108	16,833	5,334	—	32,275
Operating lease commitments (2)	3,384	2,880	356	851	7,471
Total	$198,122	$983,863	$1,249,503	$855,726	$3,287,214
(1) Includes expected interest payments on debt balances outstanding under the DKL Credit Facility and the 2028, 2029 and 2033 Notes at December 31, 2025. Floating interest rate debt is calculated using rates in effect on December 31, 2025.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2025.

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
Other Cash Requirements
Our other cash requirements consisted of operating activities and cash distributions to unitholders. Operating activities included cash outflows related to payments to suppliers for crude and other materials and payments for services. Refer to the Cash Flow section for our operating activities spend in 2025. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity. Refer to Cash Distributions section for cash distributions made in 2025 and planned distributions for 2026. Refer to the capital spending section for our capital expenditures for 2025 and our planned capital expenditures for 2026.

81 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Annual Report on Form 10-K.

82 |

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

83 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $211.9 million as of December 31, 2025. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2025, would be to change interest expense by approximately $2.1 million.
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

84 |

Controls and Procedures, and Other Information
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the board of directors of our general partner. Based on its assessment and review with the Audit Committee, management concluded that, as of December 31, 2025, we maintained effective internal control over financial reporting.
We acquired Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of Gravity in our consolidated financial statements as of December 31, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of internal control over financial reporting did not include an assessment of those controls of Gravity. Gravity accounted for approximately 11.3% of total assets as of December 31, 2025 and approximately 9.0% of net revenues of the Company for the year ended on December 31, 2025. We are currently in the process of integrating the Gravity operations, control processes and information systems into our systems and control environment.
Changes in Internal Control over Financial Reporting
Other than those changes made in connection with the Gravity Acquisition on January 2, 2025, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in the section beginning on page F-1.

ITEM 9B. OTHER INFORMATION
Delek Logistics Board Chair Transition
On February 25, 2026, the board of directors of our general partner appointed Avigal Soreq to be the Chairman of the Board of our general partner’s board of directors, effective immediately. Ezra Uzi Yemin transitioned to Vice Chairman of our general partner’s board of directors. Messrs. Soreq and Yemin will continue to serve in all other existing positions with the Delek Holdings and the Partnership.
Employment Agreement Extension
On February 25, 2026, the Delek Holdings entered into a Fourth Amendment to Reuven Spiegel’s Executive Employment Agreement to extend the term from February 28, 2026 to June 30, 2026. There were no changes in Mr. Spiegel’s compensation in connection with the extension.
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

85 |

Directors, Executive Officers, Corporate Governance, and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our general partner, Delek Logistics GP, LLC, is an indirect subsidiary of Delek Holdings. As of December 31, 2025, two individuals (Messrs. Soreq and Spiegel) serve as both directors and executive officers of the general partner and as officers, and with respect to Mr. Soreq, directors of Delek Holdings and Mr. Yemin serves as a director of the general partner and Delek Holdings. Our general partner manages our operations and activities on our behalf through its officers and directors. References in this Part III to the "Board," "directors," or "officers" refer to the Board, directors and officers of our general partner.
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
At the date of this report, the Board consists of the following nine members: Avigal Soreq, Ezra Uzi Yemin, Sherri A. Brillon, Charles J. Brown, III, Eric D. Gadd, Frederec Charles Green, Ron W. Haddock, Gennifer F. Kelly and Reuven Spiegel. The Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly qualify as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of Messrs. Brown, Gadd and Haddock and Mses. Brillon and Kelly have no material relationship with Delek Holdings or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with Delek Holdings or us, and each of them is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.

86 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Directors' Experiences and Skills

	SOREQ	YEMIN	BRILLON	BROWN	GADD	GREEN	HADDOCK	KELLY	SPIEGEL
PUBLIC COMPANY LEADERSHIP EXPERIENCE	●	●	●			●	●	●	●
PUBLIC COMPANY BOARD EXPERIENCE	●	●	●	●	●	●	●	●	●
FINANCE	●	●	●	●	●	●	●	●	●
ACCOUNTING AND AUDITING	●	●	●	●	●	●	●	●	●
ENERGY INDUSTRY EXPERIENCE	●	●	●	●	●	●	●	●	●
OPERATIONS EXPERIENCE	●	●	●	●	●	●	●	●
INTERNATIONAL BUSINESS EXPERIENCE	●	●	●	●	●		●		●
RISK MANAGEMENT	●	●	●	●	●	●		●	●
COMPENSATION	●	●	●	●	●	●	●
ENVIRONMENTAL/SUSTAINABILITY	●	●		●	●		●	●	●
ESG/SOCIAL RESPONSIBILITY	●	●		●	●		●	●	●
CYBERSECURITY/INFORMATION TECHNOLOGY		●	●			●		●
M&A/CAPITAL MARKETS	●	●	●		●	●	●		●
STRATEGY	●	●	●		●	●	●	●	●
GOVERNMENT/REGULATORY/PUBLIC POLICY	●	●	●	●	●	●	●	●
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

87 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Directors and Executive Officers of Our General Partner
The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position With Delek Logistics GP, LLC
Avigal Soreq	48	Chair of the Board of Directors and President, Delek Logistics
Ezra Uzi Yemin	57	Vice Chair of the Board of Directors
Sherri A. Brillon	66	Director, Chair of Audit Committee and Member of Technology and Governance, Compensation and Conflicts Committees
Charles J. Brown, III	78	Director, Chair of Conflicts Committee and Member of Audit and Governance and Compensation Committees
Eric D. Gadd	70	Director, Chair of EHS Committee and Member of Governance and Compensation and Conflicts Committees
Frederec Charles Green	60	Director and Member of Technology Committee
Ron W. Haddock	85	Director, Chair of Governance and Compensation Committee, and Member of Audit and EHS Committee
Gennifer F. Kelly	53	Director, Chair of Technology Committee, and Member of Conflicts and EHS Committees
Reuven Spiegel	69	Director, Executive Vice President, DKL
Mark Hobbs	55	Executive Vice President
Denise McWatters	66	Executive Vice President, General Counsel and Secretary
Robert Wright	42	Executive Vice President, Chief Financial Officer

Avigal Soreq has served as the Chair of the Board since February 2026. Mr. Soreq rejoined the Partnership as President and as one of our directors on June 9, 2022, after serving as the Chief Executive Officer of El Al Israel Airlines, the national airline of Israel, since January 2021. Mr. Soreq also currently serves as the chief executive officer and president of Delek Holdings. Prior to that, Mr. Soreq was a member of the Delek Holdings’ executive management team, including as the Chief Operating Officer from March 2020 until January 2021, its Chief Commercial Officer from November 2016 until March 2020, an Executive Vice President from August 2015 until January 2021, and a Vice President from 2012 until 2015. In addition, Mr. Soreq served as an Executive Vice President of Delek Logistics GP, LLC from 2015 until 2021, and as its Vice President from 2012 until 2015. Prior to joining Delek Holdings, Mr. Soreq worked for SunPower Corporation (NASDAQ: SPWR), and previously as a senior finance and business consultant for Trabelsy & Co., and as a consultant in the corporate finance department for KPMG’s Tel-Aviv office. His past experience includes service in the Israeli Air Force in various roles between 1996 and 2004, where he reached the rank of Major. Mr. Soreq is a certified public accountant in Israel.
Ezra Uzi Yemin has served as the Vice Chair of the Board since February 2026 and as one of our directors since April 2001. Mr. Yemin previously served as Chairman of the Board from April 2022 to February 2026, our chief executive officer and president from April 2012 and August 2019, respectively, until June 2022. Mr. Yemin also serves as the chairman of the board of directors of Delek Holdings, and has served as a director since April 2001 and as the chair since December 2012. He also previously served as the chief executive officer and president of Delek Holdings, from June 2004 and April 2001, respectively, until June 2022. Mr. Yemin served as the president of Alon USA Partners GP, LLC, from July 2017 until its acquisition by Delek Holdings in February 2018 and the chairman of the board of directors of Alon USA Energy, Inc. from May 2015 until its acquisition by Delek Holdings in July 2017. Mr. Yemin’s duties include the formulation of our policies and strategic direction, oversight of executive officers and overall responsibility for our operations and performance. The Board believes that, because he has worked for Delek Holdings since its founding, Mr. Yemin brings to the Board a thorough and complete understanding of our business, operations and operating environment, as well as the business, operations and operating environment of Delek Holdings (the owner of over 21% of our units and the customer on whom the Partnership is most dependent). Mr. Yemin also brings to the Board substantial leadership, planning and industry experience.
Sherri A. Brillon has served as one of our directors since January 2021. She has served as a member of the Audit Committee since January 2021 and as its Chairperson since January 2022. She has also served as a member of the Governance and Compensation Committee and the Technology Committee since July 2021 and has been a member of the Conflicts Committee since May 2023. Ms. Brillon has over 35 years of experience in the oil and gas industry. From 1985 to 2019, Ms. Brillon held various positions of increasing responsibility at Encana Corporation, a leading North American hydrocarbon exploration and marketing company now known as Ovintiv Inc. (NYSE: OVV), before retiring as Executive Vice President and Chief Financial Officer in 2019. At Encana, Ms. Brillon was responsible for directing the financial operations of the organization and she also implemented Encana’s business strategy through multiple strategic transactions. Ms. Brillon has served on the Board of Directors for Enerplus (NYSE: ERF) since October 2022. She is a past director of the Canadian Chamber of Commerce, Alberta Energy Regulator, Tim Hortons Inc., a Canadian multinational fast food restaurant chain, Enerplus Corporation, since acquired by Chord Energy Corporation (NASDAQ-GS: CHRD), an independent exploration and production company focused on the Williston Basin, and PrairieSky Royalty Ltd. (TSX: PSK), which owns properties generating royalty revenues from petroleum and natural gas in Canada. Ms. Brillon attended the University of Calgary, where she graduated with a Bachelor of Arts degree in economics. Ms. Brillon was appointed to the Board because the board of directors believed her many years of experience in both the upstream and midstream sectors of the oil and gas industry will be important as the Board navigates rapid developments in the petroleum industry.

88 |

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

89 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Reuven Spiegel has served as Executive Vice President, DKL since February 2025, and as a member of the Board since July 2014. Mr. Spiegel previously served as a member of the Audit Committee from September 2014 until April 2020 and as a member of the EHS Committee from October 2016 until April 2020. Prior to joining the Board, Mr. Spiegel served as Chief Executive Officer of Israel Discount Bank Ltd. (TLV: DSCT) from 2011 through 2014 where he had previously held the position of Executive Vice President from 2001 through 2005. In 2005 and 2006, Mr. Spiegel also served as Chairperson of the board of Discount Mortgage Bank. Mr. Spiegel also served as Chief Executive Officer of IDB Bank of NY from 2006 to 2010. He also has experience as an executive in the real estate industry. The Board believes that Mr. Spiegel’s financial industry experience provides the Board with valuable expertise in the Partnership’s financial and accounting matters.
Mark Hobbs has served as our Executive Vice President since April 2025. Mr. Hobbs previously served as our Chief Financial Officer from March 2025 to April 2025. He currently serves as Executive Vice President and Chief Financial Officer of Delek US Holdings, Inc., where he previously served as Executive Vice President, Corporate Development. Prior to joining Delek, he was a Managing Director in investment banking at Citigroup serving as Global Head of Downstream sector coverage since 2011 and as a member of the Clean Energy Transition group since 2021. From 2004 through 2011, Mr. Hobbs was a member of the Global Energy Group at UBS based in Houston and in London from 2009 until 2011 as Head of Europe, Middle East, and Africa energy coverage. Mr. Hobbs was previously an energy investment banker in Houston with both Morgan Stanley and CS First Boston. Mr. Hobbs holds an undergraduate degree from the University of Texas at Austin and an MBA from Columbia Business School in New York.
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
Robert Wright has served our Executive Vice President, Chief Financial Officer since April 2025. Previously, he served as Senior Vice President, Deputy Chief Financial Officer, and Chief Accounting Officer of Delek US Holdings, Inc. and Delek Logistics, LP. Mr. Wright joined Delek in September 2020 and has held key leadership roles overseeing financial strategy, accounting, treasury, and operational finance. Prior to joining the Company, he held leadership positions at various downstream energy companies and was a Director at PricewaterhouseCoopers, where he worked for over 13 years specializing in the energy sector. During his tenure at PwC, he was based in Houston, Washington, D.C., Australia, and Canada. Mr. Wright holds an undergraduate degree from the University of Alberta and an MBA from Florida International University. He is a designated CPA in both the U.S. and Canada.
Board Leadership Structure
Mr. Soreq serves as Chairman of the Board and Mr. Yemin serves as Vice-Chairman of the Board. Mr. Yemin is also the Chairman of the board of directors of Delek Holdings, which provides the Board and us with important interaction with, and access to our most important customer and majority unitholder. Messrs. Soreq and Yemin also bring to the Board and us the perspective of our majority unitholder and the principal executive officer, with respect to Mr. Soreq, and chair of the board, with respect to Mr. Yemin, of a publicly traded company. The Board met eight times in 2025, with each director attending at least 75% of the aggregate of all meetings of the Board and committees on which he or she served during the year.
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

90 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Committees of the Board of Directors of Our General Partner
Audit Committee
The Board has a standing Audit Committee. The Audit Committee consists of Ms. Brillon (chair) and Messrs. Brown and Haddock. Mr. Brown joined the committee at its inception in November 2012, Mr. Haddock joined the committee in 2022 and Ms. Brillon joined the committee in January 2021. The Audit Committee met four times in 2025, either in person or telephonically, with each member attending at least 75% of all meetings of the Audit Committee.
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
Conflicts Committee
The Conflicts Committee consists of Messrs. Brown (chair) and Gadd and Mses. Brillon and Kelly. The Board has determined that each of Messrs. Brown and Gadd and Mses. Brillon and Kelly qualifies as independent under applicable SEC rules and regulations and the rules of the NYSE. Mr. Brown joined the committee at its inception in November 2012. Mr. Gadd joined the committee in October 2013. Ms. Brillon joined the committee in March 2023. Ms. Kelly joined the committee in July 2020. The Conflicts Committee met 27 times in 2025 either in person or telephonically, with each member attending all meetings of the Conflicts Committee.
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
Environmental, Health and Safety Committee
The EHS Committee consists of Messrs. Gadd (chair) and Haddock and Ms. Kelly. Mr. Gadd joined the committee at its inception in October 2016, Mr. Haddock joined the committee in May 2018, and Ms. Kelly joined the committee in July 2020. The EHS Committee met four times in 2025, either in person or telephonically, with each member attending at least 75% of all meetings of the EHS Committee. The purpose of the EHS Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s environmental, health and safety policies, programs, procedures and initiatives. These responsibilities are set forth in the EHS Committee's charter, which is available on our corporate website at www.DelekLogistics.com.

91 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Governance and Compensation Committee
In July 2021 the Board established the Governance and Compensation Committee of the Board. The Governance and Compensation Committee consists of Messrs. Haddock (chair), Brown, and Gadd and Ms. Brillon. The Governance and Compensation Committee met four times in 2025, either in person or telephonically, with each member attending at least 75% of all meetings of the Governance and Compensation Committee. The purpose of the Governance and Compensation Committee is to (a) recommend to the Board director nominees for each Board committee; (b) periodically review the corporate governance policies applicable to the Partnership (the “Governance Guidelines”) and recommend to the Board any changes deemed necessary or desirable; (c) monitor, oversee and review compliance of the Governance Guidelines and all other applicable policies of the Partnership as the Governance and Compensation Committee or the Board deem necessary or desirable; (d) support the Board and work with management to ensure that compensation practices properly reflect management and Partnership philosophy, competitive practice and regulatory requirements; and (e) review, provide advice on and, where appropriate, approve the following items: (1) executive and employee compensation objectives, plans, and levels; (2) culture and employee engagement; (3) diversity and inclusion; (4) leadership and talent engagement; and (5) executive succession planning. These responsibilities are set forth in the Governance and Compensation Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
Technology Committee
In July 2021 the Board established the Technology Committee of the Board. The Technology Committee consists of Mses. Kelly (chair) and Brillon and Mr. Green. The Technology Committee met four times in 2025, either in person or telephonically, with each member attending at least 75% of all meetings of the Technology Committee. The purpose of the Technology Committee is to assist the Board in fulfilling certain of the Board’s oversight responsibilities by, among other things, overseeing management’s establishment and administration of the Partnership’s policies, programs, procedures and initiatives with respect to technology and information security. These responsibilities are set forth in the Technology Committee's charter, which is available on our corporate website at www.DelekLogistics.com.
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

92 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Conduct & Ethics on behalf of our President, Chief Financial Officer and persons performing similar functions on our website, at www.DelekLogistics.com, under the “Investor Relations” caption, promptly following the date of any such amendment or waiver.

DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act, and regulations of the SEC thereunder, requires that the executive officers and directors of our general partner and persons who own more than ten percent of our common units, as well as certain affiliates of such persons, file initial reports of ownership of our common units and changes in their ownership with the SEC. Executive officers, directors and persons owning more than ten percent of our common units are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.
Based solely on our review of the copies of such reports received by us and written representations that no other reports were required for or by those persons, we believe that, during the year ended December 31, 2025, all filing requirements applicable to the executive officers and directors of our general partner and owners of more than ten percent of our common units were met.

ITEM 11. EXECUTIVE COMPENSATION
All of our general partner's executive officers are employees of Delek Holdings. Neither we nor our general partner directly employ any of the executive officers responsible for managing our business.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner's compensation programs and the key executive compensation decisions that were made for 2025. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals named in the Summary Compensation Table below. Messrs. Soreq, Hobbs, Israel, Spiegel, and Wright are referred to collectively herein as our "named executive officers" or "NEOs".
Overview - Compensation Decisions and Allocation of Compensation Expenses
Under the terms of the Omnibus Agreement, we pay an annual administrative fee of $8.7 million per year to Delek Holdings for the provision of general and administrative services. The general and administrative services covered by the annual administrative fee include, without limitation, executive management services of Delek Holdings employees who devote less than 50% of their time to our business, financial and administrative services, information technology services, legal services, health, safety and environmental services, human resources services and insurance administration. No service covered by the administrative fee is assigned any particular value individually. Additionally, the Omnibus Agreement requires us to reimburse Delek Holdings directly for a proportionate amount of the salary and employee benefits costs of Delek Holdings employees who devote more than 50% of their time to our business and affairs.
Although our NEOs provide services to both Delek Holdings and us, no portion of the administrative fee is specifically allocated to services provided by our NEOs to us . Instead, the administrative fee covers all centralized services provided to us by our NEOs, and we have not reimbursed Delek Holdings for the cost of such services. Except for awards under the LTIP, Delek Holdings has the ultimate decision-making authority with respect to the compensation of our NEOs.
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
Compensation Objectives and Philosophy
Because neither we nor our general partner directly employ any of our NEOs, and because our NEOs are compensated by Delek Holdings to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g. salary or bonus) to our NEOs in 2025. However, we believe that our NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling our NEOs, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our executive compensation program consists of a single element: long-term incentives in the form of awards under the LTIP, which was adopted in connection with our initial public offering and is administered by the Conflicts Committee. The Conflicts Committee’s decisions with respect to the amount of awards made under the LTIP to our NEOs are governed by the following objectives:

93 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
• to motivate and retain our general partner's key executives;
• to align the long-term economic interests of our general partner's executives with those of our unitholders; and
• to reward excellence and performance by our general partner's executives that increases the value of our units.
Awards may be made under the LTIP to officers, directors and employees of Delek Holdings, our general partner or its affiliates, as well as any consultants or other individuals who perform services for us. Phantom units have been the sole form of award under the LTIP to date, and these awards are accompanied by distribution equivalent rights that provide for a lump sum amount paid in cash on the vesting date that is equal to the accrued distributions from the grant date of the phantom units through the vesting date. In 2025 our executive officers received time-vesting phantom units under the LTIP.
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
Compensation Consultants
The Governance and Compensation Committee of the Board retained a compensation consultant with respect to compensation paid to our NEOs or to its non-employee directors in 2025.
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
The members of the Governance and Compensation Committee have submitted this Governance and Compensation Committee Report to the Board of Directors as of February 27, 2026:
•Ron W. Haddock (Chair)
•Sherri A. Brillon
•Charles J. Brown, III
•Eric D. Gadd

94 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
2025 Summary Compensation Table
The Summary Compensation Table below summarizes the compensation for the fiscal year ended December 31, 2025 (and the two prior fiscal years) for our general partner's president (Mr. Soreq), Executive Vice Presidents (Mr. Spiegel and Mr. Israel), principal financial officers (Mr. Hobbs (Delek Holdings) and Mr. Wright (Delek Logistics)).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Unit Awards ($) (1)	Option Awards ($)	Non-Equity Incentive ($)	Other Compensation ($)	Total ($)
Avigal Soreq, President	2025	—	—	2,249,948	—	—	—	2,249,948
	2024	—	—	874,962	—	—	—	874,962
	2023	—	—	874,992	—	—	—	874,992
Reuven Spiegel, Executive Vice President	2025	—	—	399,960	—	—	—	399,960
	2024	—	—	274,967	—	—	—	274,967
	2023	—	—	274,953	—	—	—	274,953
Joseph Israel Executive Vice President	2025	—	—	599,981	—	—	—	599,981
	2024	—	—	249,995	—	—	—	249,995
	2023	—	—	249,977	—	—	—	249,977
Mark Hobbs Executive Vice President Chief Financial Officer (DK)	2025	—	—	499,971	—	—	—	499,971
	2024	—	—	174,961	—	—	—	174,961
	2023	—	—	174,998	—	—	—	174,998
Robert Wright Executive Vice President Chief Financial Officer (DKL)	2025	—	—	174,998	—	—	—	174,998
	2024	—	—	87,461	—	—	—	87,461
	2023	—	—	—	—	—	—	—
(1) Amounts in this column represent the grant date fair value of DKL phantom units, with respect to all NEOs, granted under the 2016 Plan or the LTIP, as applicable. The fair value of DK PSUs is calculated using a Monte-Carlo simulation model, which assumes a risk-free rate of interest range of 3.66% - 4.10% , an expected term range of 0.15 years - 2.81 years and expected volatility range of 37.85% - 48.15%. Assumptions used in the calculation of these amounts for the 2025 fiscal year are included in Note 21 to the audited financial statements of Delek Holdings for the 2025 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 27, 2026. The fair value of DK RSUs and DKL phantom units is calculated using the closing price of Delek Holdings’ Common Stock and our common limited partner units, respectively, on the date of the grant.

Grants of Plan Based Awards in 2025
The following table provides information regarding plan-based awards granted to our NEOs during fiscal year 2025:

		Estimated Future Payouts Under Equity Incentive Plan Awards (Units)			All Other Stock Awards (Units) (2)	Grant Date Fair Value of Units and Option Awards (1)
Name	Grant Date	Threshold	Target	Maximum
Avigal Soreq	3/10/2025				27,784	$1,124,974
	3/10/2025	2,778	5,556	11,112		$224,962
	3/10/2025	2,779	5,557	11,114		$225,003
	3/10/2025	2,779	5,557	11,114		$225,003
	3/10/2025	5,557	11,114	22,228		$450,006
Reuven Spiegel	3/10/2025				9,878	$399,960
Joseph Israel	3/10/2025				7,409	$299,990
	3/10/2025	741	1,481	2,962		$59,966
	3/10/2025	741	1,482	2,964		$60,006
	3/10/2025	741	1,482	2,964		$60,006
	3/10/2025	1,482	2,964	5,928		$120,012
Mark Hobbs	3/10/2025				6,174	$249,985
	3/10/2025	617	1,234	2,468		$49,965
	3/10/2025	618	1,235	2,470		$50,005
	3/10/2025	618	1,235	2,470		$50,005
	3/10/2025	1,235	2,470	4,940		$100,010
Robert Wright	3/10/2025				2,161	$87,499
	3/10/2025	1,081	2,161	4,322		$87,499
(1) The amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes over the expected term of the grant. Assumptions used in the calculation of these amounts for the 2025 fiscal year are included in Note 21 to the audited financial statements of Delek Holdings for the 2025 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 27, 2026. Because the fair value of PSUs is calculated differently than the fair value of RSUs, the grant date fair values for PSUs and RSUs covering identical quantities of shares may differ.
(2) The amounts in this column reflect the Partnership's common units to be issued upon the vesting of RSUs granted under the Partnership's 2012 Long-Term Incentive Plan. The RSUs vest quarterly for three years, pro rata.

95 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Outstanding Equity Awards at December 31, 2025
The following table provides information regarding the number of outstanding equity awards held by our NEOs at December 31, 2025.

	Option Awards				Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested	Market Value of Units That Have Not Vested
Avigal Soreq	—	—	n/a	n/a	59,361	$2,648,688
Joseph Israel	—	—	n/a	n/a	15,559	$694,243
Mark Hobbs	—	—	n/a	n/a	12,953	$577,963
Robert Wright	—	—	n/a	n/a	3,096	$138,144

Option Exercises and Stock Vested in 2025
The following table provides information about the vesting of phantom units for our NEOs during fiscal year 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Avigal Soreq	—	$—	21,596	$935,832
Reuven Spiegel	—	$—	9,878	$430,064
Joseph Israel	—	$—	6,614	$288,459
Mark Hobbs	—	$—	4,163	$181,112
Robert Wright	—	$—	2,905	$128,180

Potential Payments Upon Termination or Change-In-Control
The following table discloses the estimated payments and benefits that would be provided by us to each of our NEOs, assuming that each of the triggering events relating to termination of employment or change in control described in their respective employment agreements with Delek Holdings and the LTIP took place on December 31, 2025 and their last day of employment with our general partner or its affiliates was December 31, 2025. Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may differ. Factors that could affect these amounts include the timing during the year of such event and our stock price.

Name	Termination of Employment	Change-In-Control
Avigal Soreq	$—	$—
Reuven Spiegel	$—	$—
Joseph Israel	$—	$—
Mark Hobbs	$—	$—
Robert Wright	$—	$—

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

96 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Compensation of Directors in 2025
Officers and employees of Delek Holdings or its subsidiaries do not receive additional compensation for services on the Board or its committees. The compensation framework for the Board's other directors during 2025 (Messrs. Brown, Gadd, Green and Haddock and Mses. Brillon and Kelly) (the "Compensated Directors") was determined by the Board. In setting compensation for the Compensated Directors, the Board considers various factors and objectives, including aligning the interests of Compensated Directors with the interests of unitholders and attracting and retaining qualified directors to serve on the Board. From time to time, the Board also engages an independent compensation consultant to provide an analysis of compensation paid to directors of entities considered by the Board to be peers of the Partnership at the time.
In November 2022, the Board voted to approve a new compensation structure for non-employee directors, which was effective for fiscal year 2025. This compensation includes a cash retainer for services on the Board and its Committees (and a lead director fee), payable quarterly, and an annual equity award of phantom units under the LTIP that vests semi-annually over a one-year period. The following table shows our non-employee director compensation for 2025, the cash portions of which is paid ratably each quarter:

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
The following table sets forth a summary of the compensation we paid to the Compensated Directors for service during 2025.

Director Compensation
Name (1)	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sherri A. Brillon	112,500	129,966	—	—	242,466
Charles J. Brown, III	107,500	129,966	—	—	237,466
Eric D. Gadd	103,750	129,966	—	—	233,716
Frederec C. Green	95,000	129,966	—	—	224,966
Ron W. Haddock	130,000	129,966	—	—	259,966
Gennifer Kelly	103,750	129,966	—	—	233,716
Ezra Yemin	95,000	129,966	—	—	224,966
(1) Because they are officers and employees of Delek Holdings or its subsidiaries, Messrs. Soreq and Spiegel do not receive any compensation for their service as directors.
(2) This column reports the amount of cash compensation earned in 2025 for Board and committee service and the Lead Director Fee.
(3) Amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes. Assumptions used in the calculation of these amounts for the 2025 fiscal year are included in Note 21 to the audited financial statements of Delek Holdings for the 2025 fiscal year included in Delek Holdings’ Annual Report on Form 10-K filed with the SEC on or about February 27, 2026. The grant date fair value of $42.57 per unit is equal to the NYSE closing price of our common units as of June 10, 2025. Each of Messrs. Brown, Gadd, Haddock, Yemin and Green and Mses. Kelly and Brillon held 3,053 outstanding phantom units at December 31, 2025.

Compensation Committee Interlocks and Insider Participation
Messrs. Brown, Gadd and Haddock and Ms. Brillon served on the Governance and Compensation Committee during 2025, and Messrs. Soreq and Spiegel, as well as the Board, assisted the committee with respect to compensation matters. There are no interlocking relationships requiring disclosure pursuant to Item 407(e)(4)(iii) of Regulation S-K.

97 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
Principal Executive Officer Pay Ratio
As discussed above, as a master limited partnership, we have no employees.  Rather, all of the employees that conduct our business are employed by our general partner and its non-Partnership affiliates.  Moreover, as disclosed above, we did not pay any compensation amounts to our principal executive officer in 2025.  As a result, we are unable to provide an estimate of the relationship of the median of the annual total compensation of employees that conduct our business and the annual total compensation of our principal executive officer.
We expect the principal executive officer pay ratio disclosure with respect to employees of Delek Holdings, including our NEOs, to be set forth in Delek Holdings’ annual proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of February 20, 2026 (the "Measurement Date"), (i) the beneficial ownership of our units representing limited partnership interests and Common Stock of Delek Holdings by all directors and director nominees of our general partner, our NEOs and all of our executive officers as a group and (ii) the beneficial ownership of our units representing limited partnership interests by each person known by us to own more than five percent of such units or more than five percent of any class of our units. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027.

Name of Beneficial Owner (1)	Amount, Nature and Percentage of Beneficial Ownership of Common Units (2)		Amount and Nature of Beneficial Ownership of Common Stock (2)
	Delek Logistics Partners, LP		Delek US Holdings, Inc.
	(#)	(%)	(#) (3)	(%)
Beneficial Owners of More Than 5% of Units:
Delek US Holdings, Inc. (4)	33,868,203	63.3	n/a	n/a
ALPS Advisors, Inc. and Alerian MLP ETF (5)	4,489,123	8.4	n/a	n/a
Directors, Director Nominees and NEOs:
Avigal Soreq (6)	36,722	*	261,292	*
Ezra Uzi Yemin (7)	211,915	*	936,227	1.6
Sherri A. Brillon	12,959	*	—	*
Charles J. Brown, III	16,444	*	—	*
Eric D. Gadd	32,403	*	—	*
Frederec Charles Green	79,511	*	120,931	*
Ron W. Haddock	23,178	*	17,517	*
Gennifer F. Kelly	13,773	*	—	*
Reuven Spiegel (8)	22,740	*	64,389	*
Robert Wright (9)	3,463	*	37,006	*
Denise McWatters (10)	12,933	*	79,435	*
Joseph Israel (11)	11,859	*	57,753	*
Mark Hobbs (12)	10,150	*	101,977	^
All directors, all director nominees, all NEOs and all executive officers as a group (13 persons)	488,050	*	1,676,527	2.8
* Less than 1% of our issued and outstanding common units of Delek Logistics Partners, LP or issued and outstanding shares of Delek US Holdings, Inc. Common Stock, as applicable.
(1) Unless otherwise indicated, the address for all beneficial owners is 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027.

98 |

Directors, Executive Officers, Corporate Governance, and Security Ownership
(2) For purposes of this table, a person is deemed to have “beneficial ownership” of any securities when such person has the right to acquire them within 60 days after the Measurement Date. The percentage of our units beneficially owned is based on a total of 53,512,343 common units representing limited partner interests issued and outstanding on the Measurement Date. The percentage ownership of Delek US Holdings, Inc. Common Stock is based on a total of 59,808,421 shares issued and outstanding on the Measurement Date (excluding securities held by or for the account of the registrant or its subsidiaries). For purposes of computing the percentage of outstanding securities held by each person named above, any securities which such person has the right to acquire within 60 days after the Measurement Date are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) For non-qualified stock options (“NQSOs”) and restricted stock units (“RSUs”) under the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, we report shares equal to the number of RSUs that are vested or that will vest within 60 days of the Measurement Date.
(4) Subsidiaries of Delek US Holdings, Inc. hold the common limited partner units. Delek US Energy, Inc. and Delek Logistics Services Company directly held 23,045,868 and 10,822,335 common limited partner units, respectively. Delek US Holdings, Inc. is the ultimate parent of each of these entities and may, therefore, be deemed to beneficially own the units held by each such entity. Delek US Holdings, Inc. files information with, or furnishes information to, the SEC pursuant to the information requirements of the Exchange Act, as amended.
(5) Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on January 6, 2026 by ALPS Advisors, Inc. and Alerian MLP ETF, both with an address of 1290 Broadway, Suite 1000, Denver, CO, 80203. Both ALPS Advisors, Inc. and Alerian MLP ETF have sole voting power with respect to 0 shares, sole dispositive power with respect to 0 shares, shared voting power with respect to 4,489,123 shares and shared dispositive power with respect to 4,489,123 shares.
(6) The number of our common units owned includes 5,589 phantom units that will vest within 60 days of the Measurement Date minus 2,201 phantom units that will be withheld for payment of taxes in connection with such vesting. The number of shares of Delek US Holdings, Inc. Common Stock includes 267,043 RSUs that will vest within 60 days of the Measurement Date minus 114,978 RSUs that will be withheld for payment of taxes in connection with such vestings.
(7) 162,217 of our units and 679,656 shares of Delek US Holdings, Inc. Common Stock are held of record by Yemin Investments, L.P., a limited partnership of which Mr. Yemin is the sole general partner. The number of shares of Delek US Holdings, Inc. Common Stock includes 105,549 RSUs that will vest within 60 days of the Measurement Date.
(8) The number of shares of Delek US Holdings, Inc. Common Stock includes 79,980 RSUs that will vest within 60 days of the Measurement Date minus 35,720 RSUs that will be withheld for payment of taxes in connection with such vesting.
(9) The number of our common units owned includes 2,109 phantom units that will vest within 60 days of the Measurement Date minus 831 phantom units that will be withheld for payment of taxes in connection with such vestings. The number of shares of Delek US Holdings, Inc. Common Stock includes 59,845 RSUs that will vest within 60 days of the Measurement Date minus 24,965 RSUs that will be withheld for payment of taxes in connection with such vestings.
(10) The number of our common units owned includes 2,507 phantom units that will vest within 60 days of the Measurement Date minus 987 phantom units that will be withheld for payment of taxes in connection with such vesting. The number of shares of Delek US Holdings, Inc. Common Stock includes 72,453 RSUs that will vest within 60 days of the Measurement Date minus 31,281 RSUs that will be withheld for payment of taxes in connection with such vestings.
(11) The number of our common units owned includes 1,885 phantom units that will vest within 60 days of the Measurement Date minus 743 phantom units that will be withheld for payment of taxes in connection with such vesting. The number of shares of Delek US Holdings, Inc. Common Stock includes 94,916 RSUs that will vest within 60 days of the Measurement Date minus 41,122 RSUs that will be withheld for payment of taxes in connection with such vestings.
(12) The number of our common units owned includes 1,169 phantom units that will vest within 60 days of the Measurement Date minus 461 phantom units that will be withheld for payment of taxes in connection with such vesting. The number of shares of Delek US Holdings, Inc. Common Stock includes 90,681 RSUs that will vest within 60 days of the Measurement Date minus 38,945 RSUs that will be withheld for payment of taxes in connection with such vestings.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2025 regarding our general partner's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,912,207	N/A	822,383
Equity compensation plans not approved by security holders	—	N/A	—
TOTAL	1,912,207	N/A	822,383
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

99 |

Certain Relationships and Related Transactions, and Director Independence
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As of February 20, 2026, Delek Holdings and its affiliates owned 33,868,203 of our common limited partner units, which represents a 63.3% ownership interest in the Partnership. Certain transactions with Delek Holdings and its affiliated entities are considered to be related party transactions under Item 404 of Regulation S-K because Delek Holdings and its affiliates own more than five percent of our equity interests. In addition, Messrs. Soreq, Hobbs, Israel, Spiegel, and Wright serve as executive officers of both Delek Holdings and our general partner.
Asset Purchase Agreements with Delek Holdings
On January 30, 2026, the Partnership entered into asset purchase agreements with Delek Holdings (collectively, the “Intercompany Agreements”). Pursuant to these agreements, the Partnership agreed to sell a Tyler refinery tank to Delek Holdings for total consideration of $19.0 million (the “Tyler Tank Sale”) and to sell El Dorado tank and terminal assets to Delek Holdings for total consideration of $66.0 million (the “El Dorado Terminal Sale”). The Tyler Tank Sale and the El Dorado Terminal Sale are expected to close on April 1, 2026 and October 1, 2027, respectively, in each case subject to the satisfaction of customary closing conditions.
Under the terms of the Intercompany Agreements, the consideration for these transactions may be received in a combination of cash and equity, with up to $20.0 million of the aggregate consideration payable through the return of Partnership common units. In addition, pursuant to the Intercompany Agreements, Delek Holdings will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
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
In connection with the DPG Dropdown, on May 1, 2025, the Partnership amended and restated a throughput agreement with Delek Holdings for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below).
Additionally, on May 1, 2025, in connection with the DPG Dropdown, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings will purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase closed in January 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
Distributions and Payments to Delek Holdings
Pursuant to our Partnership Agreement, we are required to make quarterly cash distributions of 100% of our "available cash" to limited partners, including Delek Holdings. During 2025, we made cash distributions totaling $238.1 million to our unitholders, of which $151.0 million was paid to Delek Holdings and our general partner.
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
Commercial Agreements, Omnibus Agreement and Operations and Management Services Agreement
The Partnership has a number of long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to Delek Holdings. In return, Delek Holdings commits to minimum monthly throughput volumes of crude oil, intermediate and refined products. See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of our material commercial agreements and other non-contractual arrangements with Delek Holdings during 2025.
For a discussion of a third party's involvement in certain of our agreements, see Items 1 and 2. "Business and Properties—Commercial Agreements—Delek Holdings' Crude Oil and Refined Products Intermediation Agreement."

100 |

Certain Relationships and Related Transactions, and Director Independence
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
See Note 4 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a discussion of and the amounts paid under the Omnibus Agreement during 2025.
Other Related Party Transactions
In addition to the agreements described above, we purchased refined products from Delek Holdings, totaling $342.2 million during the year ended December 31, 2025. We sold RINs in the amount of approximately $8.7 million to Delek Holdings during the year ended December 31, 2025. Additionally, Delek Holdings paid fees to the Partnership totalling $0.5 million during the year ended December 31, 2025, pursuant to a construction management and operating agreement.
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

101 |

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

102 |

Principal Accountant Fees and Services
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit fees
Audit fees of $1,282,000 and $1,489,000 paid for the services of Ernst & Young LLP during fiscal years 2025 and 2024, respectively, include services related to the audits of our consolidated financial statements and internal controls over financial reporting, reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with acquisitions, investments and regulatory filings. Fees and expenses are for services in connection with the audit of our fiscal years ended 2025 and 2024, regardless of when the fees and expenses were paid.
Audit-related fees
No audit-related fees were paid for the services of Ernst & Young LLP during fiscal years 2025 and 2024.
Tax Fees and All Other Fees
No tax fees or other fees were paid for the services of Ernst & Young LLP during fiscal years 2025 and 2024.
All of the fees described above were approved in accordance with the Audit Committee pre-approval policy described below.
Pre-Approval Policies and Procedures
In general, all engagements performed by our independent registered public accounting firm, whether for auditing or non-auditing services, must be pre-approved by the Audit Committee. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. During the years ended 2025 and 2024, all of the services performed for us by Ernst & Young LLP were pre-approved by the Audit Committee.

103 |

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
3.Exhibits - See below.

104 |

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

4.10
Indenture, dated as of June 30, 2025, among the Partnership, Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K filed on June 30, 2025).

4.11	Form of 7.375% Senior Note due 2033 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K filed on June 30, 2025).
10.1
Amended and Restated Throughput and Tankage Agreement (El Dorado Terminal and Tankage) dated August 5, 2024, among DK Trading & Supply, LLC, Delek Logistics Operating, LLC, and, for limited purposes, Citigroup Energy, Inc. (incorporated by reference to Exhibit 10.3 to the Partnership's Form 10-Q filed on August 7, 2024).

105 |

Exhibits and Financial Statement Schedules

10.2
Second Amendment and Restatement of the Throughput and Tankage Agreement (Tyler Terminal and Tankage) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 7, 2024).

10.3
Amended and Restated Throughput Agreement (El Dorado Rail Offloading Facility) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.4 to the Partnership's Form 10-Q filed on August 7, 2024).

10.4
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

10.5
Amended and Restated Pipelines and Tankage Agreement (East Texas Crude Logistics System) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.8 to the Partnership's Form 10-Q filed on August 7, 2024).

10.6
Second Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing-Big Sandy, LLC (incorporated by reference to Exhibit 10.6 to the Partnership's Form 10-Q filed on August 7, 2024).

10.7
Amended and Restated Pipelines and Storage Facilities Agreement dated August 5, 2024, among DK Trading & Supply, LLC, Delek Logistics Partners, LP, SALA Gathering Systems LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC, and, for limited purposes, Citigroup Energy, Inc. (incorporated by reference to Exhibit 10.7 to the Partnership's Form 10-Q filed on August 7, 2024).

10.8
Amended and Restated Site Services Agreement (Tyler Terminal and Tankage), dated March 31, 2015, by and between Delek Marketing & Supply, LP and Delek Refining, Ltd. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.9
Amended and Restated Site Services Agreement (El Dorado Terminal and Tankage), dated as of March 31, 2015, by and between Lion Oil Company and Delek Logistics Operating, LLC (incorporated by reference to Exhibit 10.5 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.10
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US Holdings, Inc., and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Form 8-K filed on March 26, 2018).

10.11
Fifth Amended and Restated Omnibus Agreement dated May 1, 2025, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.6 to the Partnership's Form 10-Q filed on May 7, 2025).

10.12	#
First Amendment to the Fifth Amended and Restated Omnibus Agreement dated January 30, 2026, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC.

10.13	++
First Amended and Restated Limited Liability Company Agreement of Rangeland RIO Pipeline, LLC, dated March 20, 2015, by and between Rangeland Energy II, LLC and DKL RIO, LLC (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.14	++
Amended and Restated Limited Liability Company Agreement of Caddo Pipeline LLC, dated March 20, 2015, by and between Plains Pipeline, L.P. and DKL Caddo, LLC (incorporated by reference to Exhibit 10.7 to the Partnership’s Form 10-Q filed on May 8, 2015).

10.15
Transportation Services Agreement dated May 15, 2020 and effective May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Partnership's Form 8-K filed on May 18, 2020).

10.16
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

10.17
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.18
Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the Partnership (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.19
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-Q filed on November 8, 2022).

10.20
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

106 |

Exhibits and Financial Statement Schedules

10.22
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.6 of the Partnership’s Form 10 Q filed on November 8, 2022).

10.23	*
General Terms and Conditions for Phantom Unit Awards under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-Q filed on August 5, 2016).

10.24	*
Form of Phantom Unit Agreement for Directors under the Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 10-Q filed on August 6, 2015).

10.25		Form of Director Phantom Unit Award (incorporated by reference to Exhibit 10.27 to the Partnership's Form 10-K filed on February 26, 2025).
10.26		Form of Employee Phantom Unit Award (incorporated by reference to Exhibit 10.28 to the Partnership's Form 10-K filed on February 26, 2025).
10.27		Form of Employee Phantom Unit Award (alternative) (incorporated by reference to Exhibit 10.29 to the Partnership's Form 10-K filed on February 26, 2025).
10.28		Form of Performance Based Phantom Unit Award (incorporated by reference to Exhibit 10.30 to the Partnership's Form 10-K filed on February 26, 2025).
10.29		Form of DKL Performance Based Phantom Unit Award (alternative) (incorporated by reference to Exhibit 10.31 to the Partnership's Form 10-K filed on February 26, 2025).
10.30	*
Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-256954) filed on June 10, 2021).

10.31
First Amendment to the Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Registration Statement on Form S-8 (Registration No. 333-285668) filed on March 10, 2025).

10.32		Form of Indemnification Agreement for Directors and Officers of Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Partnership's Form 10-Q filed on November 7, 2025).
10.33		Delek Logistics GP, LLC 2012 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.45 to the Partnership's Form 10-K filed on February 28, 2024).
10.34
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

10.35
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

10.36
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

10.37
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

10.38
Fifth Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated November 5, 2024, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents (incorporated by reference to Exhibit 10.39 of the Partnership's Form 10-K filed on February 26, 2025).

10.39
Sixth Amendment to the Fourth Amended and Restated Senior Secured Revolving Credit Facility, dated February 3, 2025, by and among the Partnership, Fifth Third Bank, National Association, as administrative agent; a syndicate of lenders; Fifth Third, BofA Securities Inc., PNC Bank Capital Markets LLC, MUFG Bank, Ltd., Wells Fargo Bank, N.A., Citizens Bank, N.A. and Royal Bank of Canada, as co-syndication agents; and Barclays Bank PLC, U.S. Bank National Association, Regions Bank and Truist Bank as co-documentation agents (incorporated by reference to Exhibit 10.40 of the Partnership's Form 10-K filed on February 26, 2025).

10.40		Promissory Note dated November 6, 2023 by and among the Partnership and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Partnership’s Form 10-Q filed on November 8, 2023).
10.41
Amended and Restated Tankage Agreement (Tyler Crude Storage Tank 701) dated August 5, 2024, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.5 to the Partnership's Form 10-Q filed on August 7, 2024).

10.42
Registration Rights Agreement, dated September 11, 2024, by and between H2O Midstream Holdings, LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 10.1 to Partnership’s Current Report on Form 8-K filed on September 13, 2024).

107 |

Exhibits and Financial Statement Schedules

10.43
Registration Rights Agreement, dated January 2, 2025, by and between Gravity Water Holdings LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K filed on January 3, 2025).

10.44
Common Unit Purchase Agreement, dated February 19, 2025, by and between Delek Logistics Partners, LP and Delek US Holdings, Inc . (incorporated by reference to Exhibit 10.45 of the Partnership's Form 10-K filed on February 26, 2025.

10.45
Contribution, Conveyance and Assumption Agreement, dated as of May 1, 2025, among DK Trading & Supply, LLC, Delek Marketing & Supply, LP, Delek Logistics Partners, LP, and solely for purposes of Article VII, Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.46
Termination Agreement (East Texas Marketing Agreement), dated May 1, 2025, between DK Trading & Supply, LLC and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.47
Second Amended and Restated Throughput Agreement, dated May 1, 2025, between Delek Logistics Operating, LLC and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.4 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.48
Asset Purchase Agreement, dated May 1, 2025, between Delek Logistics Operating, LLC and Lion Oil Company, LLC (incorporated by reference to Exhibit 10.5 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.49	*
Offer Letter, by and among Delek US Holdings, Inc., Delek Logistics Partners, L.P. and Robert Wright, dated as of March 29, 2025 (incorporated by reference to Exhibit 10.1 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.50	*
Third Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of March 1, 2025 (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 10-Q filed on May 7, 2025).

10.51	*#	Fourth Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of February 24, 2026.
19.1		Delek Logistics Partners, LP Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Partnership's Form 10-K filed on February 26, 2025).
21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Partnership's Form 10-K filed on February 26, 2025).
22.1	#	Subsidiary Guarantors of Delek Logistics Partners LP.
23.1	#	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2	#	Consent of Independent Public Accounting Firm (Weaver and Tidwell, L.L.P.).
31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Delek Logistics Partners, LP Clawback Policy (incorporated by reference to Exhibit 97 to the Partnership's Form 10-K filed on February 28, 2024).
101	<
The following materials from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2025, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (v) Notes to Consolidated Financial Statements.

104		The cover page from Delek Logistics Partners, LP's Annual Report on Form 10-K for the annual period ended December 31, 2025, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.
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

108 |

Exhibits and Financial Statement Schedules
Delek Logistics Partners, LP
Consolidated Financial Statements
As of December 31, 2025 and 2024 and
For Each of the Three Years Ended December 31, 2025, 2024 and 2023

All other financial schedules are not required under related instructions, or are inapplicable and therefore have been omitted.

F-1 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek Logistics Partners, LP (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We did not audit the 2024 and 2023 financial statements of Red River Pipeline Company LLC, an entity in which the Partnership has a 33% interest. In the consolidated financial statements, the Partnership’s investment in Red River Pipeline Company LLC is stated at $136.5 million as of December 31, 2024 and the Partnership’s equity in the net income of Red River Pipeline Company LLC is stated at $20.4 million in 2024 and $18.7 million in 2023. Those financial statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Red River Pipeline Company LLC for 2024 and 2023, is based solely on the report of other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

F-2 |

Acquisition of Gravity Water Intermediate Holdings, LLC
Description of the Matter
During 2025, the Partnership completed its acquisition of Gravity Water Intermediate Holdings, LLC (“Gravity”) for net consideration of approximately $300.8 million as disclosed in Note 3. The transaction was accounted for as a business combination. The Partnership allocated the purchase price to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset of $66.3 million, other intangibles of $31.9 million, and property, plant and equipment of $191.5 million.
Auditing the Partnership's determination of the fair value of certain acquired assets was complex due to the estimation required by management and the nature and extent of effort required to audit the fair value. The audit procedures performed over the Partnership’s determination of the fair value of the customer relationships intangible asset, other intangible assets, and property, plant and equipment required specialized skill from distinct internal valuation specialists for each of these assets. Additionally, in determining the fair value of the customer relationships, the audit procedures performed required additional effort because the assumptions used in the estimates prepared by management are generally forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Partnership's accounting for business combinations, including management’s controls over its process to estimate the fair value of certain acquired assets and management’s review of the assumptions used as inputs to the fair value calculations.
Our audit procedures included, among others, assessing the appropriateness of the valuation methodologies used, evaluating the assumptions, and evaluating the completeness and accuracy of underlying data supporting the assumptions used in the valuation of the assets acquired. For example, we compared the assumptions to the historical financial performance of the acquired business, as well as current industry and market data for reasonableness. We also performed sensitivity analyses on the assumptions, to evaluate the extent of their impact on the fair value calculations. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies and certain assumptions used by the Partnership in the valuation of the assets acquired.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2012.
Nashville, Tennessee
February 27, 2026

F-3 |

Report of Independent Registered Public Accounting Firm

To the Unitholders of Delek Logistics Partners, LP and
the Board of Directors of Delek Logistics GP, LLC

Opinion on Internal Control over Financial Reporting
We have audited Delek Logistics Partners, LP’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek Logistics Partners, LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gravity, which is included in the 2025 consolidated financial statements of the Partnership and constituted 11.3% of total assets as of December 31, 2025, and 9.0% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Partnership also did not include an evaluation of the internal control over financial reporting of Gravity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, partners’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Nashville, Tennessee
February 27, 2026

F-4 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Balance Sheets
(thousands, except unit and per unit data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$10,892	$5,384
Accounts receivable	114,544	54,725
Accounts receivable from related parties	216,641	33,313
Lease receivable - affiliate	36,362	22,783
Inventory	17,913	5,427
Other current assets	4,416	24,260
Total current assets	400,768	145,892
Property, plant and equipment:
Property, plant and equipment	1,827,530	1,375,391
Less: accumulated depreciation	(403,523)	(311,070)
Property, plant and equipment, net	1,424,007	1,064,321
Equity method investments	340,070	317,152
Customer relationship intangibles, net	233,022	186,911
Other intangibles, net	137,439	94,547
Goodwill	12,203	12,203
Operating lease right-of-use assets	11,683	16,654
Finance lease right-of-use assets	27,802	883
Net lease investment - affiliate	185,656	193,126
Other non-current assets	6,618	9,870
Total assets	$2,779,268	$2,041,559
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$292,908	$41,380
Interest payable	30,557	30,665
Excise and other taxes payable	16,569	6,764
Current portion of operating lease liabilities	3,027	5,117
Current portion of finance lease liabilities	8,310	223
Accrued expenses and other current liabilities	5,122	4,629
Total current liabilities	356,493	88,778
Non-current liabilities:
Long-term debt, net of current portion	2,344,420	1,875,397
Operating lease liabilities, net of current portion	3,551	6,004
Finance lease liabilities, net of current portion	20,289	613
Asset retirement obligations	24,278	15,639
Other non-current liabilities	24,123	19,600
Total non-current liabilities	2,416,661	1,917,253

Equity:
Common unitholders - public; 19,643,923 units issued and outstanding at December 31, 2025 (17,374,618 at December 31, 2024)	510,376	440,957
Common unitholders - Delek Holdings; 33,868,203 units issued and outstanding at December 31, 2025 (34,111,278 at December 31, 2024)	(504,262)	(405,429)
Total equity	6,114	35,528
Total liabilities and equity	$2,779,268	$2,041,559
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Income and Comprehensive Income
(In thousands, except unit and per unit data)

	Year Ended December 31,
	2025	2024	2023
Net revenues
Affiliate (1)	$499,471	$517,782	$563,803
Third party	513,852	422,854	456,606
Net revenues	1,013,323	940,636	1,020,409
Cost of sales:
Cost of materials and other - affiliate (1)	342,237	349,321	396,333
Cost of materials and other - third party	167,062	134,414	136,294
Operating expenses (excluding depreciation and amortization presented below)	166,752	122,020	115,682
Depreciation and amortization	122,102	91,135	87,136
Total cost of sales	798,153	696,890	735,445
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	1,625	714	2,419
General and administrative expenses	28,639	35,944	24,766
Depreciation and amortization	3,498	5,240	5,248
Impairment of goodwill	—	—	14,848
Other operating income, net	(436)	(978)	(1,266)
Total operating costs and expenses	831,479	737,810	781,460
Operating income	181,844	202,826	238,949
Interest income	(112,517)	(47,792)	—
Interest expense	179,296	150,960	143,244
Income from equity method investments	(61,793)	(43,301)	(31,433)
Other income, net	(60)	(205)	(303)
Total non-operating expenses, net	4,926	59,662	111,508
Income before income tax expense	176,918	143,164	127,441
Income tax expense	458	479	1,205
Net income	176,460	142,685	126,236
Comprehensive income	176,460	142,685	126,236
Less: Preferred unitholder's interest in net income	—	768	—
Net income attributable to limited partners	$176,460	$141,917	$126,236
Net income per unit:
Basic	$3.30	$2.99	$2.90
Diluted	$3.30	$2.99	$2.89
Weighted average common units outstanding:
Basic	53,501,020	47,452,138	43,583,938
Diluted	53,552,206	47,479,248	43,611,314
(1) See Note 4 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Partners' Equity (Deficit)
(in thousands)

	Common - Public	Common - Delek Holdings	Total	Preferred

Balance at December 31, 2022	$172,119	$(282,819)	$(110,700)	$—
Cash distributions (1)	(38,491)	(141,534)	(180,025)	—
Net income	26,857	99,379	126,236	—
Other	(83)	2,703	2,620	—
Balance at December 31, 2023	160,402	(322,271)	(161,869)	—
Cash distributions (1)	(57,078)	(147,615)	(204,693)	—
Net income	39,544	102,373	141,917	768
Issuance of units	297,855	—	297,855	70,000
Redemption of units	—	(97,949)	(97,949)	(70,768)
Contributions	—	56,910	56,910	—
Other	234	3,123	3,357	—
Balance at December 31, 2024	440,957	(405,429)	35,528	—
Cash distributions (1)	(87,150)	(150,982)	(238,132)	—
Net income	64,590	111,870	176,460	—
Issuance of units	91,511	—	91,511	—
Unit repurchase	—	(10,000)	(10,000)	—
Distributions	—	(53,424)	(53,424)	—
Other	468	3,703	4,171	—
Balance at December 31, 2025	$510,376	$(504,262)	$6,114	$—
(1) Cash distributions include $0.3 million related to distribution equivalents on vested phantom units for the both years ended December 31, 2024 and 2023. There were no distribution equivalents on vested phantom units for the year ended December 31, 2025.
.
See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements
Delek Logistics Partners, LP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$176,460	$142,685	$126,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,600	96,375	92,384
Non-cash lease expense	6,245	8,112	9,549
Amortization of marketing contract intangible	—	4,206	7,211
Amortization of deferred revenue	(4,738)	(3,038)	(1,755)
Amortization of deferred financing costs and debt discount	5,882	5,230	6,327
Impairment of Goodwill	—	—	14,848
Income from equity method investments	(61,793)	(43,301)	(31,433)
Dividends from equity method investments	24,945	42,922	28,729
Other non-cash adjustments	6,243	1,917	2,697
Changes in assets and liabilities:
Accounts receivable	(43,386)	(6,950)	21,570
Inventories and other current assets	(5,050)	(620)	(131)
Accounts payable and other current liabilities	242,515	8,535	(20,729)
Accounts receivable/payable to related parties	(237,897)	(62,473)	(34,498)
Net investment in leases - affiliate	(6,109)	11,927	—
Non-current assets and liabilities, net	8,198	812	4,314
Net cash provided by operating activities	237,115	206,339	225,319
Cash flows from investing activities:
Asset acquisitions from Delek Holdings	—	(83,903)	—
Purchases of property, plant and equipment	(267,759)	(129,040)	(96,101)
Proceeds from sales of property, plant and equipment	3,678	9,875	1,717
Purchases of intangible assets	(12,498)	(2,753)	(4,247)
Business combination, net of cash acquired	(181,180)	(182,535)	—
Distributions from equity method investments	15,622	4,277	9,002
Equity method investment contributions	(2,063)	(500)	—
Net cash used in investing activities	(444,200)	(384,579)	(89,629)
Cash flows from financing activities:
Distributions to common unitholders - public	(87,150)	(57,078)	(38,491)
Distributions to common unitholders - Delek Holdings	(150,982)	(147,615)	(141,534)
Proceeds from term debt	700,000	1,059,000	—
Payments on term debt	—	(531,250)	(18,750)
Proceeds from revolving facility	1,297,900	1,328,100	431,800
Payments on revolving facility	(1,521,450)	(1,673,200)	(371,800)
Redemption of preferred units	—	(70,768)	—
Unit repurchase	(10,000)	—	—
Proceeds from issuance of common units, net of underwriters' discount	—	297,855	—
Proceeds from other financing agreements	—	—	6,214
Payments on other financing agreements	—	(6,214)	—
Payments on finance leases	(5,015)	—	—
Deferred financing costs paid	(10,710)	(18,122)	(4,468)
Other financing activities	—	(839)	(2,876)
Net cash provided by (used in) financing activities	212,593	179,869	(139,905)
Net increase (decrease) in cash and cash equivalents	5,508	1,629	(4,215)
Cash and cash equivalents at the beginning of the period	5,384	3,755	7,970
Cash and cash equivalents at the end of the period	$10,892	$5,384	$3,755

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $7.9 million, $2.6 million and $1.1 million in the 2025, 2024 and 2023 periods, respectively	$173,522	$117,299	$136,420
Income taxes	$—	$—	$20
Non-cash investing activities:
Inventory received in connection with DPG Dropdown	$6,860	$—	$—
Equity attributable to W2W Holdings Acquisition	$—	$(62,783)	$—
Forgiveness of related party receivable in connection with W2W Holdings Acquisition	$—	$60,000	$—
Redemption of units in connection with the assignment of Big Spring Refinery Marketing Agreement	$—	$(97,949)	$—
Equipment acquired under vendor financing	$1,520	$—	$—
Preferred units issued in connection with H2O Acquisition	$—	$70,000	$—
Forgiveness of related party receivable in connection with DPG Dropdown	$58,800	$—	$—
Common units issued in connection with Gravity Acquisition	$91,511	$—	$—
Increase in accrued capital expenditures	$5,084	$10,946	$(14,765)
Non-cash financing activities:
Lease liability arising from obtaining operating right-of-use assets during the period	$2,304	$3,665	$3,804
Lease liability arising from obtaining finance right-of-use assets during the period	$32,648	$—	$1,162
Decrease in right-of-use assets due to lease terminations during the period	$1,176	$—	$—

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
Description of Business
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin and other select areas in the Gulf Coast region. A significant portion of our existing assets are both integral to and dependent upon the success of Delek Holdings' refining operations, as many of our assets are contracted exclusively to Delek Holdings in support of its Tyler, Texas (the "Tyler Refinery"), El Dorado, Arkansas (the "El Dorado Refinery") and Big Spring, Texas (the "Big Spring Refinery").

2.  Accounting Policies
Basis of Presentation
Our consolidated financial statements include the accounts of the Partnership and its subsidiaries. We have evaluated subsequent events through the filing of this Annual Report on Form 10-K. Any material subsequent events that occurred during this time have been properly recognized or disclosed in our financial statements.
Use of Estimates
The preparation of our financial statements in conformity with United States ("U.S.") generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. We perform on-going credit evaluations of our customers and generally do not require collateral on accounts receivable. Allowance for doubtful accounts is based on a combination of historical experience and specific identification methods. Delek Holdings accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2025 and 2024.
Inventory
Inventory consists of refined products and crude oil, which are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out ("FIFO") basis. We are not subject to concentration risk with specific suppliers, since our inventory purchases are commodities that are readily available from a large selection of suppliers.
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

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of 4.8 to 86.6 years. The amortization expense, with the exception of the marketing contract intangible, is included in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income. The marketing contract intangible was amortized on a straight-line basis over a 20-year period as a component of net revenues from affiliates. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired. Refer to Note 9 Other Intangible Assets for further information.
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
There was no impairment during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, our annual assessment of goodwill resulted in an impairment of $14.8 million. Details of remaining goodwill balances by segment are included in Note 8.
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
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee, dividends received and cash distributions from the investee, which are separately stated in our consolidated statements of income and comprehensive income and our consolidated statements of cash flows. The carrying value of each equity method investment is evaluated for impairment when conditions exist that indicate it is more likely than not that an impairment may have occurred, which may include the loss of a key contract, lack of sustained earnings or a deterioration of market conditions, among others. When impairment triggers are present, the fair value of the equity method investment is estimated using the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations of the investee’s future revenue (including the throughput barrel per day sold and related reduced tariff rates), operating expenses and earnings before interest, taxes, depreciation and amortization, capital expenditures and an anticipated tax rate (“EBITDA”), the estimated long term growth rate and weighted average cost of capital (“WACC”) as the discount rate. The market approach uses estimated EBITDA multiples for guideline comparable companies to estimate the fair value of the equity method investment. An impairment loss is recorded in earnings in the current period if a decline in the value of an equity method investment is determined to be other than temporary. There were no impairment losses recorded on equity method investments for the years ended December 31, 2025, 2024 or 2023. Equity method investments are reported as part of the investments in pipeline joint ventures segment. See Note 13 for further information on our equity method investments.

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
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Beginning balance	$15,639	$10,038
Acquisition	6,022	4,852
Liabilities settled	—	(171)
Accretion expense	2,617	920
Ending balance	$24,278	$15,639
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

F-13 |

Notes to Consolidated Financial Statements
As a lessor under ASC 842, we may be required to re-classify existing operating leases to sales-type leases upon modification and related reassessment of the leases. The net investment in sales-type leases with related parties is recorded within lease receivable - affiliate and net lease investment - affiliate on the consolidated balance sheets. These amounts are comprised of the present value of the sum of the future minimum lease payments representing the value of the lease receivable and the unguaranteed residual value of the leased assets. We regularly monitor the condition and usage of leased assets during the lease term. This includes periodic inspections and assessments of the asset’s remaining useful life, physical condition, and market demand. By closely tracking these factors, we are better able to anticipate the potential impact on residual value and take proactive measures if necessary. Management assesses the net investment in sales-type leases for recoverability quarterly. See Note 16 for further information.
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
Diluted net income per unit applicable to common limited partners includes the effects of potentially dilutive units on our common units. For the years ended December 31, 2025, 2024 and 2023, the only potentially dilutive units outstanding consisted of unvested phantom units.
Comprehensive Income
Comprehensive income for the years ended December 31, 2025, 2024 and 2023 was equivalent to net income.
Accounting Pronouncements Not Yet Adopted
ASU 2025-12, Codification Improvements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-12 Codification Improvements ("ASU 2025-12"). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2025-12 will not affect our financial position or our results of operations, but could impact disclosures.

F-14 |

Notes to Consolidated Financial Statements
ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) Narrow-Scope Improvements ("ASU 2025-11"), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to Topic 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The adoption of ASU 2025-11 will not affect our financial position or our results of operations, but could result in additional disclosures.
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE. This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.
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

3. Acquisitions
Gravity Acquisition
On January 2, 2025, we purchased 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”) for total consideration of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash, consisting of a cash deposit of $22.8 million paid in December 2024, upon execution of the purchase agreement and $186.5 million paid at closing, and 2,175,209 of common units.
For the year ended December 31, 2025, we incurred $5.0 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.
Our consolidated financial and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $90.1 million and $29.2 million, respectively, for the period from January 2, 2025, through December 31, 2025, related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.

F-15 |

Notes to the Consolidated Financial Statements
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

Purchase Price Allocation
The following table summarizes the fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in thousands):

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
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a fair value of $66.3 million, which will be amortized over approximately 32 years.
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

F-16 |

Notes to the Consolidated Financial Statements
Fair Value Adjustments
During the year ended December 31, 2025, the Partnership recorded the following fair value adjustments to the preliminary purchase price allocation, based on new information about facts and circumstances that existed as of the acquisition date:

Balance Sheet Description	Preliminary Value	Final Value	Change
Property, plant and equipment	$208,313	$191,485	$(16,828)
Customer relationship intangible	$50,674	$66,271	$15,597
Asset retirement obligations	$7,202	$6,022	$(1,180)
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

	Year Ended December 31,
	2025	2024
(in thousands)
Net revenues	$1,013,323	$1,058,936
Net income attributable to partners	$185,556	$149,185

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
Determination of Purchase Price
The table below presents the purchase price (in thousands):

Base purchase price:	$230,000
Less: Adjusted Net Working Capital (as defined in the H2O Midstream Acquisition Agreement)	(2,596)
Plus: various closing adjustments	2,331
Adjusted purchase price	$229,735

Cash paid	$159,735
Fair value of Preferred Units issued	70,000
Purchase price	$229,735

F-17 |

Notes to the Consolidated Financial Statements
Purchase Price Allocation
The following table summarizes the fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in thousands):

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
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a fair value of $26.3 million, which will be amortized over 13.4 years.
•Rights-of-way intangibles are valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a fair value of $4.8 million which will be amortized over 4.8 years.

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

	Year Ended December 31,
	2024	2023
(in thousands)
Net revenues	$985,232	$1,107,103
Net income attributable to partners	$156,238	$142,376

F-18 |

Notes to the Consolidated Financial Statements

By acquiring Gravity and H2O Midstream, we increased third-party revenue streams, diversified our customer and product mix, and expanded our footprint in the Midland and Bakken basins, aligning with our strategic growth objectives.
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
These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at Delek Holdings' option and were effective as of July 1, 2024. The initial expiration dates for these agreements range from 2028 to 2036. Certain of these contracts have rate adjustments to be phased in through 2026.
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
On May 1, 2025, in connection with the DPG Dropdown (as defined below), the Partnership amended and restated a throughput agreement with Delek Holdings for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below).
Additionally, on May 1, 2025, in connection with the DPG Dropdown, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings would purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase closed in January 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.

F-19 |

Notes to Consolidated Financial Statements
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
On November 7, 2012, the Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries, which has been amended and restated from time to time in connection with acquisitions from Delek Holdings (collectively, as amended and restated, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $8.7 million to Delek Holdings for its provision of centralized corporate services to the Partnership.
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
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the year ended December 31, 2025 and 2024. We were reimbursed a nominal amount during the year ended December 31, 2023. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of December 31, 2025 and December 31, 2024, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters during years ended December 31, 2025, 2024 and 2023.
Other Agreements
Our general partner operates our business on our behalf and is entitled under our Partnership Agreement to be reimbursed for the cost of providing those services, which include certain labor related costs. We and our subsidiaries paid Delek Holdings approximately $54.8 million, $42.3 million and $31.0 million pursuant to the Partnership Agreement during the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are included in operating expenses in the accompanying consolidated statements of income and comprehensive income.
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

F-20 |

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
A summary of revenue, purchases from affiliates and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$499,471	$517,782	$563,803
Purchases from Affiliates	$342,237	$349,321	$396,333
Interest income from sales-type leases	$112,456	$47,709	$—
Operating and maintenance expenses	$90,429	$64,778	$64,636
General and administrative expenses	$14,429	$12,040	$14,908

Quarterly Cash Distribution

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 11, 2025	$37,693
May 15, 2025	37,594
August 14, 2025	37,763
November 13, 2025	37,932
Total	$150,982

February 12, 2024	$36,198
May 15, 2024	36,713
August 14, 2024	37,181
November 14, 2024	37,523
Total	$147,615

February 9, 2023	$34,998
May 15, 2023	35,169
August 14, 2023	35,512
November 13, 2023	35,855
Total	$141,534

F-21 |

Notes to Consolidated Financial Statements
5. Revenues
We generate revenue by charging fees for gathering, transporting, offloading and storing crude oil and natural gas; for storing intermediate products and feed stocks; for water disposal and recycling services; for distributing, transporting and storing refined products; for marketing refined products output of Delek Holdings' Tyler and Big Spring refineries; and for wholesale marketing in the West Texas area. A significant portion of our revenue is derived from long-term commercial agreements with Delek Holdings, which provide for annual fee adjustments for increases or decreases in the CPI, PPI or the FERC index (refer to Note 4 for a more detailed description of these agreements). In addition to the services we provide to Delek Holdings, we also generate substantial revenue from crude oil, natural gas, intermediate and refined products transportation services for, and terminalling and marketing services to, and water disposal and recycling services to third parties primarily in Texas, New Mexico, Tennessee and Arkansas. Certain of these services are provided pursuant to contractual agreements with third parties. Payment terms require customers to pay shortly after delivery and do not contain significant financing components. Delek Holdings, directly or indirectly, accounted for 49.3%, 55.0% and 55.3% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
The majority of our commercial agreements with Delek Holdings meet the definition of a lease because: (1) performance of the contracts is dependent on specified property, plant or equipment and (2) it is remote that one or more parties other than Delek Holdings will take more than a minor amount of the output associated with the specified property, plant or equipment.

	Year Ended December 31, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$76,257	$—	$5,457	$81,714
Service Revenue - Affiliate	13,098	29,990	59,838	102,926
Product Revenue - Third Party	251,511	180,628	—	432,139
Product Revenue - Affiliate	5,144	175,512	—	180,656
Lease Revenue - Affiliate	152,087	31,505	32,296	215,888
Total Revenue	$498,097	$417,635	$97,591	$1,013,323

	Year Ended December 31, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$75,353	$—	$8,879	$84,232
Service Revenue - Affiliate (1)	14,111	23,857	54,869	92,837
Product Revenue - Third Party	108,603	230,019	—	338,622
Product Revenue - Affiliate	16,548	131,881	—	148,429
Lease Revenue - Affiliate	150,104	65,765	60,647	276,516
Total Revenue	$364,719	$451,522	$124,395	$940,636

	Year ended December 31, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$60,471	$—	$11,329	$71,800
Service Revenue - Affiliate (1)	9,730	48,618	55,691	114,039
Product Revenue - Third Party	98,102	286,704	—	384,806
Product Revenue - Affiliate	15,699	122,969	—	138,668
Lease Revenue - Affiliate	187,108	47,410	76,578	311,096
Total Revenue	$371,110	$505,701	$143,598	$1,020,409
(1) Net of $4.2 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively, related to the marketing contract intangible recorded in the wholesale marketing and terminalling segment. For the year ended December 31, 2025, no amortization was recorded related to this intangible, as the associated agreement was terminated on August 5, 2024.

As of December 31, 2025, we expect to recognize approximately $536.7 million in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

F-22 |

Notes to Consolidated Financial Statements
Our unfulfilled performance obligations as of December 31, 2025, were as follows (in thousands):

2026	$134,343
2027	133,522
2028	88,022
2029	78,922
2030 and thereafter	101,893
Total expected revenue on remaining performance obligations	$536,702

6. Net Income per Unit
Our distributions earned with respect to a given period are declared subsequent to quarter end. Accordingly, the table below represents total cash distributions applicable to the period in which the distributions are earned.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Year Ended December 31,
	2025	2024	2023
Net income	$176,460	$142,685	$126,236
Less: Limited partners' distribution on common units	238,132	204,407	179,774
Distributions on preferred units	—	768	—
Undistributed net loss	$(61,672)	$(62,490)	$(53,538)

Limited partners' earnings on common units:
Distributions	$238,132	$204,407	$179,774
Allocation of undistributed net loss	(61,672)	(62,490)	(53,538)
Total limited partners' earnings on common units	$176,460	$141,917	$126,236

Weighted average limited partner units outstanding, basic	53,501,020	47,452,138	43,583,938
Dilutive effect of unvested phantom units	51,186	27,110	27,376
Weighted average limited partner units outstanding, diluted	53,552,206	47,479,248	43,611,314
Net income per limited partner unit:
Basic	$3.30	$2.99	$2.90
Diluted (1)	$3.30	$2.99	$2.89
1) There were 5,114, 18,945 and 41,790 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the years ended December 31, 2025, 2024 and 2023, respectively.

7.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in thousands):

	December 31,
	2025	2024
Land	$21,853	$17,052
Building and building improvements	7,871	5,072
Pipelines, tanks and terminals	1,681,372	1,197,615
Asset retirement obligation assets	3,823	2,073
Other equipment	28,481	27,426
Construction in progress	84,130	126,153
Property, plant and equipment	1,827,530	1,375,391
Less: accumulated depreciation	(403,523)	(311,070)
Property, plant and equipment, net	$1,424,007	$1,064,321
Depreciation expense was $96.2 million, $76.4 million and $72.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

F-23 |

Notes to Consolidated Financial Statements

8.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. We perform an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2025, 2024, and 2023.
For the years ended December 31, 2025 and 2024, we performed a qualitative assessment. The annual impairment review resulted in the determination that no indicators of impairment of goodwill were present.
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
Accumulated goodwill impairment was $14.8 million as of December 31, 2025, 2024 and 2023.
As of December 31, 2025, 2024,and 2023, our goodwill by segment was $4.2 million, $7.5 million and $0.5 million, in our gathering and processing, wholesale marketing and terminalling and storage and transportation, respectively.

9.  Other Intangible Assets
Our identifiable intangible assets are as follows (in thousands):

		As of December 31, 2025			As of December 31, 2024
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	11.6 - 32.2 years	$302,541	$(69,519)	$233,022	$234,231	$(47,320)	$186,911
Rights-of-way assets	8 - 86.6 years	23,649	(2,300)	21,349	14,892	(1,778)	13,114
Favorable contract	4.8 years	4,775	(1,312)	3,463	4,775	(307)	4,468
Intangible assets not subject to amortization:
Rights-of-way assets	Indefinite	112,627		112,627	76,965		76,965
Total		$443,592	$(73,131)	$370,461	$330,863	$(49,405)	$281,458

Amortization of the rights-of-way assets and customer relationships intangibles assets was $23.7 million, $19.6 million and $18.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of income and comprehensive income. Amortization of the marketing contract was $4.2 million and $7.2 million during the years ended December 31, 2024 and 2023, respectively, with no amortization recorded during December 31, 2025, and is included as a reduction of net revenue in the accompanying consolidated statements of income and comprehensive income. This marketing contract intangible was transferred to Delek Holdings in conjunction with assignment agreement entered into on August 5, 2024; see Note 4 for additional information.
Amortization expense for the next five years is estimated to be as follows (in thousands):

2026	$23,725
2027	$23,725
2028	$23,725
2029	$23,166
2030	$22,720

F-24 |

Notes to Consolidated Financial Statements

10. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	December 31, 2025	December 31, 2024
DKL Revolving Facility	$211,850	$435,400
2033 Notes	700,000	—
2029 Notes	1,050,000	1,050,000
2028 Notes	400,000	400,000
Principal amount of long-term debt	2,361,850	1,885,400
Less: Unamortized discount and premium and deferred financing costs	17,430	10,003
Total debt, net of unamortized discount and premium and deferred financing costs	$2,344,420	$1,875,397

DKL Credit Facility
On October 13, 2022, the Partnership entered into a senior secured term loan with Fifth Third, as administrative agent and a syndicate of lenders with an original principal of $300.0 million (the "DKL Term Loan Facility"). On November 6, 2023, the Partnership entered into a First Amendment, a Second Amendment and a Third Amendment to the DKL Credit Facility (the "DKL Credit Facility"), (together, the “Amendments”) which among other things added a maturity acceleration clause which would accelerate the maturity of the DKL Term Facility to 180 days prior to the stated maturity date of the 2025 Notes if any of the 2025 Notes remained outstanding on that date. The DKL Term Facility had a final maturity date of and principal due on April 15, 2025. The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received with the issuance of the 2029 Notes as indicated below. At the Partnership's option, borrowings bore interest at either the Adjusted Term Secured Overnight Financing Rate benchmark (“SOFR”) or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year of the DKL Term Loan Facility and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR rate borrowings included a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. Debt extinguishment costs were $2.1 million for the year ended December 31, 2024, and were recorded in interest expense in the accompanying consolidated statements of income and comprehensive income.
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
Borrowings under the DKL Revolving Facility bear interest at the election of the Partnership at either a U.S. dollar prime rate, plus an applicable margin ranging from 1.00% to 2.00% depending on the Partnership’s Total Leverage Ratio (as defined in the DKL Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin ranging from 2.00% to 3.00% depending on the Partnership’s Total Leverage Ratio. Unused revolving commitments under the DKL Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% depending on the Partnership’s Total Leverage Ratio, currently at 0.45% per annum. As of December 31, 2025 and December 31, 2024, the weighted average interest rate was 6.58% and 7.27%, respectively.
The DKL Credit Facility contains affirmative and negative covenants and events of default, which the Partnership considers customary and are similar to those in our predecessor DKL Credit Facility. We believe we were in compliance with all covenant requirements as of December 31, 2025. Under the financial covenants in the DKL Credit Facility, the Partnership cannot:
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
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of December 31, 2025 and December 31, 2024 approximate their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of December 31, 2025, we were in compliance with covenants on all of our debt instruments.

F-25 |

Notes to Consolidated Financial Statements
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
We recorded $11.1 million of debt issuance costs which will be amortized over the term of the 2033 Notes and included in interest expense in the accompanying condensed consolidated statements of income. As of December 31, 2025, the effective interest rate was 7.63%. The estimated fair value of the 2033 Notes was $716.4 million as of December 31, 2025, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
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

F-26 |

Notes to Consolidated Financial Statements
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
We recorded $17.5 million of debt issuance costs which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying consolidated statements of income and comprehensive income. The premium recognized for the Additional 2029 Notes was $9.0 million which will be amortized over the term of the 2029 Notes and included in interest expense in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2025, the effective interest rate was 8.80%. The estimated fair value of the 2029 Notes was $1,100.4 million and $1,086.9 million as of December 31, 2025 and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
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
As of December 31, 2025, the effective interest rate was 7.37%. The estimated fair value of the 2028 Notes was $402.7 million and $399.1 million as of December 31, 2025 and December 31, 2024, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
2025 Notes
Our 2025 Notes were general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. Concurrent with the issuance of the 2029 Notes, the Partnership made a cash tender offer (the "Offer") for all of the outstanding 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Partnership received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and were recorded in interest expense in the accompanying condensed consolidated statements of income and comprehensive income for the year ended December 31, 2024.
Principal maturities of the Partnership's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2025 (in thousands):

Year Ended December 31,	Total
2026	$—
2027	211,850
2028	400,000
2029	1,050,000
2030	—
Thereafter	700,000
Total	$2,361,850

F-27 |

Notes to Consolidated Financial Statements
11. Equity
We had 19,643,923 common limited partner units held by the public outstanding as of December 31, 2025. Additionally, as of December 31, 2025, Delek Holdings owned an 63.3% limited partner interest in us, consisting of 33,868,203 common limited partner units.
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
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2023 through December 31, 2025.

	Common - Public	Common - Delek Holdings	Total
Balance at December 31, 2022	9,257,305	34,311,278	43,568,583
Unit-based compensation awards (1)	42,458	—	42,458
Balance at December 31, 2023	9,299,763	34,311,278	43,611,041
Unit-based compensation awards (1)	67,364	—	67,364
Equity offering units issued	8,007,491	—	8,007,491
Redemption of units associated with BSR Marketing Agreement	—	(2,500,000)	(2,500,000)
Issuance of units in connection with W2W Acquisition	—	2,300,000	2,300,000
Balance at December 31, 2024	17,374,618	34,111,278	51,485,896
Unit-based compensation awards (1)	94,096	—	94,096
Issuance of units in connection with Gravity Acquisition	2,175,209	—	2,175,209
Unit repurchase	—	(243,075)	(243,075)
Balance at December 31, 2025	19,643,923	33,868,203	53,512,126
(1) Unit-based compensation awards are presented net of 37,541, 24,056 and 18,694 units withheld for taxes as of December 31, 2025, 2024 and 2023, respectively.

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
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted-average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Common Unit Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the year ended December 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the year ended December 31, 2024. As of December 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.

F-28 |

Notes to Consolidated Financial Statements
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2023	$1.055	$46,010
March 31, 2024	$1.070	$50,521
June 30, 2024	$1.090	$51,263
September 30, 2024	$1.100	$56,613
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,201

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
On August 5, 2024, the Partnership acquired Permian Pipeline Holdings, LLC, which holds a 50% equity interest in W2W Holdings. Our interest in W2W Holdings includes a 15.6% indirect interest in the Wink to Webster joint venture, and related joint venture indebtedness.
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
As of December 31, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment. The Partnership did not provide any financial support to equity method investments that it was not contractually obligated to provide during the years ended December 31, 2025, 2024, and 2023.

F-29 |

Notes to Consolidated Financial Statements
Summarized financial information for W2W Holdings on a 100% basis is shown below (in thousands):

	As of December 31, 2025	As of December 31, 2024
Current Assets	$24,720	$193
Non-current Assets	$678,494	$702,910
Current liabilities	$62,624	$56,074
Non-current liabilities	$419,300	$481,189

	Year Ended December 31,
	2025	2024
Revenues	$107,168	$88,603
Gross profit	$107,168	$88,603
Operating income	$106,858	$88,293
Net income	$81,280	$59,442

The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Red River	$132,139	$136,455
W2W Holdings	116,404	86,117
CP LLC	59,088	59,252
Andeavor Logistics	32,439	35,328
Total Equity Method Investments	$340,070	$317,152

14. Segment Data
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
The CODM is the President of the Partnership. The CODM evaluates performance based on segment EBITDA for planning and forecasting purposes. The CODM considers budget to actual variances on a monthly basis when making decisions about allocation of operating and capital resources to each segment. Segment EBITDA is an important measure used by management to evaluate the financial performance of our core operations. As of the fourth quarter of 2025, we define segment EBITDA as net income (loss) before net interest expense, income tax expense, depreciation, amortization, and proportional interest, taxes, depreciation and amortization of equity method investments. Segment data for prior periods has been restated and is consistent with the current year presentation. A reconciliation of segment EBITDA to net Income is included in the tables below.
Assets by segment are not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.

F-30 |

Notes to Consolidated Financial Statements
The following is a summary of business segment operating performance as measured by segment EBITDA for the periods indicated:

	Year Ended December 31, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$170,330	$237,007	$92,134	$—	$499,471
Third party	327,767	180,628	5,457	—	513,852
Total revenue	498,097	417,635	97,591	—	1,013,323

Cost of materials and other	113,202	342,187	53,794	—	509,183
Operating expenses	128,213	9,359	18,363	—	155,935
Proportional EBITDA from equity method investments	—	—	—	(88,150)	(88,150)
Other segment items (2)	(2,845)	3,155	(419)	—	(109)
Segment EBITDA	$259,527	$62,934	$25,853	$88,150	436,464

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					40,810
Proportional interest, taxes, depreciation and amortization from equity-method investments					26,357
Depreciation and amortization					125,600
Interest income					(112,517)
Interest expense					179,296
Income tax expense					458
Net income					$176,460

	Year Ended December 31, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$180,763	$221,503	$115,516	$—	$517,782
Third party	183,956	230,019	8,879	—	422,854
Total revenue	364,719	451,522	124,395	—	940,636

Cost of materials and other	77,037	349,049	57,539	—	483,625
Operating expenses	80,317	14,820	18,299	—	113,436
Proportional EBITDA from equity method investments	—	—	—	(59,098)	(59,098)
Other segment items (2)	215	(4,076)	232	—	(3,629)
Segment EBITDA	$207,150	$91,729	$48,325	$59,098	406,302

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					43,592
Proportional interest, taxes, depreciation and amortization from equity-method investments					15,797
Depreciation and amortization					96,375
Amortization of marketing contract intangible					4,206
Interest income					(47,792)
Interest expense					150,960
Income tax expense					479
Net income					$142,685

F-31 |

Notes to Consolidated Financial Statements

	Year ended December 31, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$212,537	$218,997	$132,269	$—	$563,803
Third party	158,573	286,704	11,329	—	456,606
Total revenue	371,110	505,701	143,598	—	1,020,409

Cost of materials and other	83,118	388,536	63,710	—	535,364
Operating expenses	75,136	17,796	18,104	9	111,045
Proportional EBITDA from equity method investments	—	—	—	(38,231)	(38,231)
Other segment items (2)	13,393	(7,143)	(2,066)	—	4,184
Segment EBITDA	$199,463	$106,512	$63,850	$38,222	408,047

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					30,969
Proportional interest, taxes, depreciation and amortization from equity-method investments					6,798
Depreciation and amortization					92,384
Amortization of marketing contract intangible					7,211
Interest expense					143,244
Income tax expense					1,205
Net income					$126,236
(1) Affiliate revenue for the wholesale marketing and terminalling segment is presented net of amortization expense pertaining to the marketing contract intangible of $4.2 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively. There was no amortization recorded during the year ended December 31, 2025, related to this intangible, as the associated agreement was terminated on August 5, 2024.
(2) Other segment items include general and administrative expense, other operating (income) loss and other income. Additionally, the wholesale marketing and terminalling segment includes amortization of the marketing contract intangible for the years ended December 31, 2024 and 2023.

F-32 |

Notes to Consolidated Financial Statements
The following is a summary of other segment information for the periods indicated:

	Year Ended December 31, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$113,451	$3,465	$5,633	$—	$3,051	$125,600
Interest income	$43,764	$16,154	$52,599	$—	$—	$112,517
Capital spending (1)	$266,496	$1,469	$6,398	$—	$—	$274,363

	Year Ended December 31, 2024
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$80,144	$5,256	$7,609	$—	$3,366	$96,375
Interest income	$23,338	$8,546	$15,908	$—	$—	$47,792
Amortization of marketing contract intangible	$—	$4,206	$—	$—	$—	$4,206
Capital spending (1)	$128,927	$2,727	$8,332	$—	$—	$139,986

	Year ended December 31, 2023
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$72,181	$7,055	$9,839	$—	$3,309	$92,384
Amortization of marketing contract intangible	$—	$7,211	$—	$—	$—	$7,211
Capital spending (1)	$74,683	$2,111	$4,548	$—	$—	$81,342
(1) Capital spending includes additions on an accrual basis.

F-33 |

Notes to Consolidated Financial Statements
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
Texas Department of Transportation Settlement
Beginning in August 2023, the Partnership was involved in litigation with the State of Texas Department of Transportation. The subject of the litigation was the expansion of the highway where the Partnership's Nettleton Station is situated. As a result of this expansion, two tanks owned by the Partnership were impacted. This litigation was settled in the second quarter of 2024 and resulted in the Partnership recovering $8.3 million in condemnation proceeds, which was recorded in other operating expense (income), net in the consolidated statements of income and comprehensive income. In 2025, we recovered an additional $4.3 million related to this settlement, which is recorded in other operating expense (income), net in the accompanying consolidated statements of income and comprehensive income.
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

F-34 |

Notes to Consolidated Financial Statements
16. Leases
Lessee
We have noncancelable operating leases primarily associated with rights-of-way and transportation equipment. We also have noncancelable finance leases primarily associated with compressors and transportation equipment. Our remaining lease terms range from less than one year to 39 years with renewal options ranging from 3 to 40 years, and some agreements have multiple renewal options.
The components of lease cost are as follows (in thousands) (1):

	Year Ended December 31,
	2025	2024	2023
Components of lease costs
Operating lease cost	$8,610	$10,370	$11,533
Finance lease cost: (1)
Amortization of ROU assets	5,637	—	—
Interest on lease liabilities	1,491	—	—
Total finance lease cost	7,128	—	—

Short-term lease cost	6,691	7,359	5,031
Variable lease cost	905	1,261	3,826
Total lease cost	$23,334	$18,990	$20,390

(1) An immaterial amount of finance lease costs was included in operating lease costs during the years ended December 31, 2024 and 2023.

Supplemental balance sheet information related to leases is as follows:

		Year Ended December 31,
		2025	2024
Weighted-average remaining lease term (years) for operating leases		3.5	3.4
Weighted-average discount rate (1) operating leases		7.5%	7.4%
Weighted-average remaining lease term (years) for finance lease		3.4	3.5
Weighted-average discount rate (1) finance lease		7.5%	8.4%

(1) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

Year Ended December 31,	Operating	Finance
2026	$3,384	$10,108
2027	1,978	9,941
2028	902	6,892
2029	232	4,179
2030	124	1,155
2031 and thereafter	851	—
Total lease payments	7,471	32,275
Less: present value discount	893	3,676
Lease liabilities	$6,578	$28,599

F-35 |

Notes to Consolidated Financial Statements
Lessor
We are the lessor under certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings. These agreements have remaining terms ranging from 2 to 11 years with renewal options of 5 years, and some agreements have multiple renewal options. Revenue from these leases are recorded in affiliate revenue in the consolidated statements of income. For details on Lease Revenue, see Note 5.
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
Lease income included in the consolidated statements of income and comprehensive income was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating leases:
Lease revenue	$200,180	$268,843	$311,096
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	112,456	47,709	—
Lease revenue (Revenue from variable lease payments)	15,708	7,673	—
Sales-type lease income	$128,164	$55,382	$—

The following presents the consolidated financial statement impact of sales-type leases on commencement or modification date for the year ended December 31, 2024. These transactions are non-cash transactions. We did not have any sales-type leases that commenced during the year ended December 31, 2025. The amount recognized on commencement date was recorded in contributions in the consolidated statements of partners' equity (deficit), given the underlying agreements are between entities under common control.

Year Ended December 31,
(in thousands)	2024
Lease receivables	$217,263
Unguaranteed residual assets	10,573
Property, plant and equipment, net	(108,143)
Amount recognized on commencement date	$119,693

The following is a schedule of annual undiscounted minimum future lease cash receipts on the non-cancelable operating leases as of December 31, 2025 (in thousands):

2026	$50,331
2027	38,240
2028	7,680
2029	1,567
2030	1,567
2031 and thereafter	784
Total minimum future lease revenue	$100,169

F-36 |

Notes to Consolidated Financial Statements
Annual future minimum undiscounted lease receipts under our sales-type leases were as follows as of December 31, 2025 (in thousands):

2026	$108,927
2027	78,858
2028	78,858
2029	78,858
2030	78,858
2031 and thereafter	183,905
Total minimum future lease revenue	608,264
Less: Imputed interest	402,243
Lease receivable	$206,021

The components of our aggregate net investment in sales-type leases are as follows:

	Year Ended December 31,
	2025	2024
Lease receivable	$206,021	$203,803
Less: Current lease receivables (1)	36,362	22,783
Long-term lease receivables	169,659	181,020
Unguaranteed residual assets (noncurrent)	15,997	12,106
Net lease investment - affiliate	$185,656	$193,126
(1) Presented in Lease receivable - affiliate, in the consolidated balance sheets.

The following table summarized our investment in assets held under operating lease by major classes (in thousands):

	December 31,
	2025	2024
Land	$10,995	$11,643
Building and building improvements	22	387
Pipelines, tanks and terminals	240,822	419,528
Other equipment	812	2,229
Property, plant and equipment	252,651	433,787
Less: accumulated depreciation	(103,897)	(143,961)
Property, plant and equipment, net	$148,754	$289,826

17. Subsequent Events
Distribution Declaration
On January 26, 2026, our general partner's board of directors declared a quarterly cash distribution of $1.125 per unit, payable on February 12, 2026, to unitholders of record on February 5, 2026.
Asset Purchase Agreements with Delek Holdings
On January 30, 2026, the Partnership entered into asset purchase agreements with Delek Holdings (collectively, the “Intercompany Agreements”). Pursuant to these agreements, the Partnership agreed to sell a Tyler refinery tank to Delek Holdings for total consideration of $19.0 million (the “Tyler Tank Sale”) and to sell El Dorado tank and terminal assets to Delek Holdings for total consideration of $66.0 million (the “El Dorado Terminal Sale”). The Tyler Tank Sale and the El Dorado Terminal Sale are expected to close on April 1, 2026 and October 1, 2027, respectively, in each case subject to the satisfaction of customary closing conditions.
Under the terms of the Intercompany Agreements, the consideration for these transactions may be received in a combination of cash and equity, with up to $20.0 million of the aggregate consideration payable through the return of Partnership common units. In addition, pursuant to the Intercompany Agreements, Delek Holdings will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.

F-37 |

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

By: /s/ Robert Wright
Robert Wright
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026:

/s/ Avigal Soreq
Avigal Soreq
President
(Principal Executive Officer)

/s/ Robert Wright
Robert Wright
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Vice Chair of the Board of Directors

/s/ Sherri A. Brillon
Sherri A. Brillon
Director

/s/ Charles J. Brown, III
Charles J. Brown, III
Director

107 |

Signatures
/s/ Eric D. Gadd
Eric D. Gadd
Director

/s/ Frederec Charles Green
Frederec Charles Green
Director

/s/ Ron W. Haddock
Ron W. Haddock
Director

/s/ Gennifer F. Kelly
Gennifer F. Kelly
Director

108 |