Form 10-Q
period 2026-03-31
Delek Logistics Partners, LP
filed 2026-04-29
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 23, 2026, there were 53,168,204 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			42	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		42	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partners' Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		43	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	43	Item 6. Exhibits
		8	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions	44	Signatures
		11	Note 4 - Revenues
		12	Note 5 - Net Income Per Unit
		12	Note 6 - Long-Term Obligations
		13	Note 7 - Equity
		14	Note 8 - Equity Method Investments
		15	Note 9 - Segments
		17	Note 10 - Commitments and Contingencies
		18	Note 11 - Leases
		18	Note 12 - Subsequent Events

19	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	28	Summary of Financial and Other Information
	29	Results of Operations
		29	Consolidated
		31	Gathering and Processing
		33	Wholesale Marketing and Terminalling
		36	Storage and Transportation
		37	Investments in Pipeline Joint Ventures
	37	Liquidity and Capital Resources

41	Item 3. Quantitative and Qualitative Disclosures about Market Risk

41	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(thousands, except unit and per unit data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,907	$10,892
Accounts receivable	146,588	114,544
Accounts receivable from related parties	306,286	216,641
Lease receivable - affiliate	47,681	36,362
Inventory	20,967	17,913
Other current assets	4,900	4,416
Total current assets	536,329	400,768
Property, plant and equipment:
Property, plant and equipment	1,876,022	1,827,530
Less: accumulated depreciation	(431,556)	(403,523)
Property, plant and equipment, net	1,444,466	1,424,007
Equity method investments	333,795	340,070
Customer relationship intangibles, net	227,377	233,022
Other intangibles, net	142,833	137,439
Goodwill	12,203	12,203
Operating lease right-of-use assets	10,704	11,683
Finance lease right-of-use assets	28,179	27,802
Net investment in leases - affiliate	158,666	185,656
Other non-current assets	14,148	6,618
Total assets	$2,908,700	$2,779,268
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$508,501	$292,908
Interest payable	26,930	30,557
Excise and other taxes payable	7,771	16,569
Current portion of operating lease liabilities	2,478	3,027
Current portion of finance lease liabilities	9,031	8,310
Accrued expenses and other current liabilities	6,256	5,122
Total current liabilities	560,967	356,493
Non-current liabilities:
Long-term debt, net of current portion	2,294,624	2,344,420
Operating lease liabilities, net of current portion	3,054	3,551
Finance lease liabilities, net of current portion	20,010	20,289
Asset retirement obligations	25,169	24,278
Other non-current liabilities	25,029	24,123
Total non-current liabilities	2,367,886	2,416,661

(Deficit) Equity:
Common unitholders - public; 19,653,345 units issued and outstanding at March 31, 2026 (19,643,923 at December 31, 2025)	500,506	510,376
Common unitholders - Delek Holdings; 33,868,203 units issued and outstanding at March 31, 2026 (33,868,203 at December 31, 2025)	(520,659)	(504,262)
Total (deficit) equity	(20,153)	6,114
Total liabilities and (deficit) equity	$2,908,700	$2,779,268
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2026	2025
Net revenues
Affiliate (1)	$166,690	$126,321
Third party	130,776	123,609
Net revenues	297,466	249,930
Cost of sales:
Cost of materials and other - affiliate (1)	108,185	89,966
Cost of materials and other - third party	60,426	39,086
Operating expenses (excluding depreciation and amortization presented below)	46,596	40,630
Depreciation and amortization	35,353	26,498
Total cost of sales	250,560	196,180
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	449	355
General and administrative expenses	4,274	8,864
Depreciation and amortization	1,148	1,218
Other operating expense (income), net	1,026	(4,286)
Total operating costs and expenses	257,457	202,331
Operating income	40,009	47,599
Interest income	(32,285)	(22,547)
Interest expense	51,592	41,101
Income from equity method investments	(11,623)	(10,150)
Other income, net	(27)	(21)
Total non-operating expenses, net	7,657	8,383
Income before income tax expense	32,352	39,216
Income tax expense	—	182
Net income	32,352	39,034
Comprehensive income	$32,352	$39,034
Net income per unit:
Basic	$0.60	$0.73
Diluted	$0.60	$0.73
Weighted average common units outstanding:
Basic	53,514,387	53,604,659
Diluted	53,602,510	53,633,836
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2025	$510,376	$(504,262)	$6,114
Cash distributions	(22,100)	(38,102)	(60,202)
Net income	11,877	20,475	32,352
Other	353	1,230	1,583
Balance as of March 31, 2026	$500,506	$(520,659)	$(20,153)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2024	$440,957	$(405,429)	$35,528
Cash distributions	(21,609)	(37,693)	(59,302)
Net income	14,224	24,810	39,034
Issuance of units	91,511	—	91,511
Unit repurchase	—	(10,000)	(10,000)
Other	58	606	664
Balance as of March 31, 2025	$525,141	$(427,706)	$97,435

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$32,352	$39,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,501	27,716
Non-cash lease expense	1,101	2,267
Amortization of deferred revenue	(1,878)	(830)
Amortization of deferred financing costs and debt discount	1,593	1,283
Income from equity method investments	(11,623)	(10,150)
Dividends from equity method investments	12,873	7,338
Loss on extinguishment of debt	1,589	—
Other non-cash adjustments	3,636	(3,028)
Changes in assets and liabilities:
Accounts receivable	(32,044)	2,508
Inventories and other current assets	(3,538)	232
Accounts payable and other current liabilities	200,945	(17,579)
Accounts receivable/payable to related parties	(89,645)	(21,158)
Net investment in leases - affiliate	15,671	5,161
Non-current assets and liabilities, net	2,843	(1,244)
Net cash provided by operating activities	170,376	31,550
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,522)	(55,474)
Proceeds from sales of property, plant and equipment	76	4,318
Purchases of intangible assets	(5,877)	(4,558)
Business combination, net of cash acquired	—	(181,180)
Distributions from equity method investments	5,025	2,127
Net cash used in investing activities	(49,298)	(234,767)
Cash flows from financing activities:
Distributions to common unitholders - public	(22,100)	(21,609)
Distributions to common unitholders - Delek Holdings	(38,102)	(37,693)
Proceeds from revolving facility	882,500	598,500
Payments on revolving facility	(933,250)	(328,800)
Unit repurchase	—	(10,000)
Payments on finance leases	(2,155)	—
Deferred financing costs paid	(8,956)	—
Other financing activities	—	(458)
Net cash (used in) provided by financing activities	(122,063)	199,940
Net decrease in cash and cash equivalents	(985)	(3,277)
Cash and cash equivalents at the beginning of the period	10,892	5,384
Cash and cash equivalents at the end of the period	$9,907	$2,107

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.0 million and $2.7 million in the 2026 and 2025 periods, respectively	$52,037	$54,623
Non-cash investing activities:
Common units issued in connection with Gravity Acquisition	$—	$91,511
Increase in accrued capital expenditures	$1,303	$16,469
Non-cash financing activities:
Lease liability arising from obtaining operating right-of-use assets during the period	$—	$9,447
Lease liability arising from obtaining finance right-of-use assets during the period	$2,600	$—
Decrease in right-of-use assets due to lease terminations during the period	$41	$—

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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report on Form 10-K"), filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2026, and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K.
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
Accounting Pronouncements Not Yet Adopted
ASU 2025-12, Codification Improvements
In December 2025,the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12 Codification Improvements ("ASU 2025-12"). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2025-12 will not affect our financial position or our results of operations, but could impact disclosures.
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

7 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE ("ASU 2025-03"). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.
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
Determination of Purchase Price
The table below presents the purchase price (in thousands):

Base purchase price:	$291,561
Less: Adjusted Net Working Capital (as defined in the Gravity Acquisition Agreement)	3,814
Plus: Various closing adjustments	5,433
Adjusted purchase price	$300,808

Cash paid	$209,297
Fair value of common units issued	91,511
Purchase price	$300,808

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
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a fair value of $66.3 million, amortized over approximately 32 years.
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

9 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
On November 7, 2012, the Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries, which has been amended and restated from time to time in connection with transactions with Delek Holdings (collectively, as amended and restated, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $13.0 million to Delek Holdings for its provision of centralized corporate services to the Partnership. Effective July 1, 2026, the annual fee will increase by $8.0 million. Pursuant to Intercompany Agreements (as defined below), Delek Holdings will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the three months ended March 31, 2026, and 2025. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of March 31, 2026, and December 31, 2025, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three month periods ended March 31, 2026, and 2025.
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
The Tyler Tank Sale closed on April 1, 2026. At closing, Delek Holdings returned 359,372 Partnership common units to us, representing the full consideration of $19.0 million. The El Dorado Terminal Sale is expected to close on October 1, 2027, subject to the satisfaction of customary closing conditions.
On May 1, 2025, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby Delek Holdings committed to purchase the related El Dorado rail facility assets from the Partnership for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase closed on January 2, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
On May 1, 2025, the Partnership entered into an agreement to terminate, in its entirety, the marketing agreement with Delek Holdings, under which we marketed 100% of the refined products output of the Tyler Refinery, effective as of January 1, 2026.
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
A summary of income, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$166,690	$126,321
Interest income from sales-type leases	$32,262	$22,547
Purchases from Affiliates	$108,185	$89,966
Operating and maintenance expenses	$28,678	$21,940
General and administrative expenses	$1,816	$2,220

10 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 12, 2026	$38,102
May 11, 2026 (1)	38,271
Total	$76,373

February 11, 2025	$37,693
May 15, 2025	37,594
Total	$75,287
(1) On April 23, 2026, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions paid are estimated based on common units held by Delek Holdings as of March 31, 2026.

4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$22,997	$—	$1,476	$24,473
Service Revenue - Affiliate	3,067	644	15,337	19,048
Product Revenue - Third Party	82,433	23,870	—	106,303
Product Revenue - Affiliate	384	86,168	—	86,552
Lease Revenue - Affiliate	45,795	7,114	8,181	61,090
Total Revenue	$154,676	$117,796	$24,994	$297,466

	Three Months Ended March 31, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$18,454	$—	$1,582	$20,036
Service Revenue - Affiliate	1,506	6,657	13,974	22,137
Product Revenue - Third Party	61,582	41,991	—	103,573
Product Revenue - Affiliate	3,219	49,326	—	52,545
Lease Revenue - Affiliate	33,842	8,725	9,072	51,639
Total Revenue	$118,603	$106,699	$24,628	$249,930

As of March 31, 2026, we expect to recognize approximately $507.3 million in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.
Our unfulfilled performance obligations as of March 31, 2026, were as follows (in thousands):

Remainder of 2026	$101,520
2027	134,716
2028	89,217
2029	80,117
2030 and thereafter	101,724
Total expected revenue on remaining performance obligations	$507,294

11 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
5. Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted-average number of outstanding common units. Diluted net income per unit includes the effects of potentially dilutive units on our common units. As of March 31, 2026 and 2025, the only potentially dilutive units outstanding consist of unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$32,352	$39,034
Weighted average common units outstanding, basic	53,514,387	53,604,659
Dilutive effect of unvested phantom units	88,123	29,177
Weighted average common units outstanding, diluted	53,602,510	53,633,836
Net income per unit:
Basic	$0.60	$0.73
Diluted (1)	$0.60	$0.73
(1) There were 22,566 and 28,692 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three months ended March 31, 2026 and 2025, respectively.

6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	March 31, 2026	December 31, 2025
DKL Revolving Facility	$161,100	$211,850
2033 Notes	700,000	700,000
2029 Notes	1,050,000	1,050,000
2028 Notes	400,000	400,000
Principal amount of long-term debt	2,311,100	2,361,850
Less: Unamortized discount and premium and deferred financing costs	16,476	17,430
Total debt, net of unamortized discount and premium and deferred financing costs	$2,294,624	$2,344,420

DKL Credit Facility
On March 26, 2026, the Partnership entered into a credit agreement (the “New Credit Agreement”) that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the “DKL Revolving Facility”). The DKL Revolving Facility replaced the Partnership's previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") and proceeds were used to pay all outstanding balances of the Prior Credit Agreement. The maturity date for the DKL Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Partnership’s 8.625% Senior Notes due 2029 to the extent that on such date, no less than $500.0 million of aggregate principal amount of the 2029 Notes remains outstanding, and (iii) such date on which the Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default.
Borrowings under the DKL Revolving Facility bear interest at either (i) a base rate (equal to the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, Term SOFR for a one-month interest period plus 1.00%, and 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per annum, or (ii) a term SOFR-based tranche rate (subject to a 0.00% floor) plus an applicable margin ranging from 1.50% to 2.50% per annum, in each case depending on the Partnership's Total Leverage Ratio (as defined in the New Credit Agreement). Swing loans bear interest at the base rate plus the applicable margin for base rate loans. As of March 31, 2026, the weighted average interest rate was 5.99%. There were no letters of credit outstanding as of March 31, 2026.
The New Credit Agreement contains affirmative and negative covenants and events of default which the Partnership considers customary and are similar to, but allow additional flexibility to the Partnership and its restricted subsidiaries as compared with, those in our Prior Credit Agreement.

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The DKL Revolving Facility contains affirmative and negative covenants and events of default, which the Partnership considers customary and are similar to those in our predecessor DKL Revolving Facility. We believe we were in compliance with all covenant requirements as of March 31, 2026. Under the financial covenants in the DKL Revolving Facility, the Partnership cannot:
•permit, as of the last day of each fiscal quarter, the Total Leverage Ratio (as defined in the New Credit Agreement) to be greater than 5.25 to 1.00;
•permit, as of the last day of each fiscal quarter, the Senior Leverage Ratio (as defined in the New Credit Agreement) to be greater than 3.75 to 1.00; and
•permit, as of the last day of each fiscal quarter, the interest coverage ratio to be equal to or less than 2.00 to 1.00.
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of March 31, 2026 approximates their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of March 31, 2026, we were in compliance with covenants on all of our debt instruments.
2033 Notes
Our 2033 Notes are general unsecured senior obligations comprised of $700.0 million in aggregate principal 7.375% senior notes maturing on June 30, 2033. The 2033 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the existing Partnership's subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. As of March 31, 2026, the effective interest rate was 7.63%. The estimated fair value of the 2033 Notes was $707.2 million and $716.4 million as of March 31, 2026 and December 31, 2025, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
2029 Notes
Our 2029 Notes are general unsecured senior obligations comprised of $1,050.0 million  in aggregate principal 8.625% senior notes maturing on March 15, 2029. The 2029 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of March 31, 2026, the effective interest rate was 8.80%. The estimated fair value of the 2029 Notes was $1,088.4 million and $1,100.4 million as of March 31, 2026 and December 31, 2025, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
2028 Notes
Our 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes maturing June 1, 2028. The 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of March 31, 2026, the effective interest rate was 7.37%. The estimated fair value of the 2028 Notes was $401.3 million and $402.7 million as of March 31, 2026 and December 31, 2025, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.

7. Equity
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2025 through March 31, 2026.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2025	19,643,923	33,868,203	53,512,126
Unit-based compensation awards (2)	9,422	—	9,422
Balance at March 31, 2026	19,653,345	33,868,203	53,521,548
(1) As of March 31, 2026, Delek Holdings owned a 63.3% interest in the Partnership.
(2) Unit-based compensation awards are presented net of 6,829 units withheld for taxes for three months ended March 31, 2026.

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted-average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Common Unit Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the three months ended March 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the three months ended March 31, 2026. As of March 31, 2026, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,202
March 31, 2026 (1)	$1.130	$60,479
(1) On April 23, 2026, the board of directors of our general partner declared this quarterly cash distribution, payable on May 11, 2026, to unitholders of record on May 4, 2026. Total cash distribution is estimated based on the number of common units outstanding as of March 31, 2026.

8. Equity Method Investments
The Partnership owns a 33% membership interest in Red River Pipeline Company LLC ("Red River"), a joint venture operated with Plains Pipeline, L.P., which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. Additionally, we have two pipeline joint ventures, in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. ("CP LLC") to operate one of these pipeline systems and a 33% membership interest in the entity formed with Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics") to operate the other pipeline system.
The Partnership owns a 50% equity interest in Wink to Webster Holdings, LLC ("W2W Holdings"). Our interest in W2W Holdings includes a 15.6% indirect interest in the Wink to Webster Pipeline, LLC joint venture ("Wink to Webster") and related joint venture indebtedness.
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
As of March 31, 2026, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment. The Partnership did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three months ended March 31, 2026 and 2025.

14 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Red River	$130,109	$132,139
W2W Holdings	113,765	116,404
CP LLC	58,001	59,088
Andeavor Logistics	31,920	32,439
Total Equity Method Investments	$333,795	$340,070

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
The CODM is the President of the Partnership. The CODM evaluates performance based on segment EBITDA for planning and forecasting purposes. The CODM considers budget to actual variances on a monthly basis when making decisions about allocation of operating and capital resources to each segment. Segment EBITDA is an important measure used by management to evaluate the financial performance of our core operations. We define segment EBITDA as net income before net interest expense, income taxes, depreciation, amortization, and proportional interest, taxes, depreciation and amortization of equity method investments. Segment data for prior periods has been restated and is consistent with the current year presentation. A reconciliation of segment EBITDA to net income is included in the tables below.
Assets by segment is not a measure used to assess the performance of the Partnership by the CODM and thus is not disclosed.

15 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes segment operating results, as measured by segment EBITDA, for the periods presented:

	Three Months Ended March 31, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$49,246	$93,926	$23,518	$—	$166,690
Third party	105,430	23,870	1,476	—	130,776
Total revenue	154,676	117,796	24,994	—	297,466

Cost of materials and other	50,301	105,132	13,138	—	168,571
Operating expenses	32,439	2,872	6,126	—	41,437
Proportional EBITDA from equity method investments	—	—	—	(18,319)	(18,319)
Other segment items (1)	1,316	30	(25)	—	1,321
Segment EBITDA	$70,620	$9,762	$5,755	$18,319	104,456

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					9,600
Proportional interest, taxes, depreciation and amortization from equity-method investments					6,696
Depreciation and amortization					36,501
Interest income					(32,285)
Interest expense					51,592
Income tax expense					—
Net income					$32,352

	Three Months Ended March 31, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$38,567	$64,708	$23,046	$—	$126,321
Third party	80,036	41,991	1,582	—	123,609
Total revenue	118,603	106,699	24,628	—	249,930

Cost of materials and other	24,344	89,653	15,027	—	129,024
Operating expenses	30,581	3,799	5,161	—	39,541
Proportional EBITDA from equity method investments	—	—	—	(16,815)	(16,815)
Other segment items (1)	(4,261)	10	26	—	(4,225)
Segment EBITDA	$67,939	$13,237	$4,414	$16,815	102,405

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					10,254
Proportional interest, taxes, depreciation and amortization from equity-method investments					6,665
Depreciation and amortization					27,716
Interest income					(22,547)
Interest expense					41,101
Income tax expense					182
Net income					$39,034
(1) Other segment items include general and administrative expense, other operating (income) loss and other income.

16 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of other segment information for the periods presented:

	Three Months Ended March 31, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$33,241	$768	$1,725	$—	$767	$36,501
Interest income	$10,158	$4,017	$18,110	$—	$—	$32,285
Capital spending (1)	$49,519	$111	$195	$—	$—	$49,825

	Three Months Ended March 31, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$24,723	$952	$1,281	$—	$760	$27,716
Interest income	$11,365	$4,161	$7,021	$—	$—	$22,547
Capital spending (1)	$71,311	$90	$542	$—	$—	$71,943
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

17 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Leases
Lessee
In March 2026, we entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment near our Libby gas processing plant. The construction is expected to be completed in the second quarter of 2026, at which time we have committed to enter into a finance lease for the equipment. During construction, we are not deemed to control the assets and are not obligated to fund construction costs; therefore, we have not recognized the assets or related obligations on our balance sheet as of March 31, 2026. The total estimated project cost is approximately $60.0 million. Upon lease commencement, we will recognize a right-of-use asset and lease liability in accordance with ASC 842, Leases ("ASC 842").
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
Lease income included in the accompanying condensed consolidated statements of income and comprehensive income were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating leases:
Lease revenue	$57,199	$48,599
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	$32,262	$22,547
Lease revenue (Revenue from variable lease payments)	3,891	3,040
Sales-type lease income	$36,153	$25,587

12. Subsequent Events
Distribution Declaration
On April 23, 2026, our general partner's board of directors declared a quarterly cash distribution of $1.130 per unit, payable on May 11, 2026, to unitholders of record on May 4, 2026.
Asset Purchase Agreements with Delek Holdings
On April 1, 2026, the Partnership completed the Tyler Tank Sale pursuant to the terms of the Intercompany Agreements as further described in Note 3. At closing, Delek Holdings returned 359,372 Partnership common units to us, representing the full consideration of $19.0 million. As a result of this transaction, Delek Holdings’ ownership interest in the Partnership was further diluted, decreasing to 63.0%.

18 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (''SEC'') on February 27, 2026 (the ''Annual Report on Form 10-K''). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
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

19 |

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
Business and Economic Environment Overview
During the three months ended March 31, 2026, we continued to focus on our commitment to being a full-suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. Our strategic acquisitions over the past few years served to significantly enhance our competitive position in the Midland Basin and further our economic separation from our sponsor and contribute to an increase in third party revenue.
The Partnership is well positioned to continue to add value through our gathering and processing services. In the Midland Basin, combined crude and water offering is appealing for our customers and brings additional growth opportunities to our system. Additionally, in the Delaware Basin, the Partnership expects continued cash flow growth in 2026 driven by the ramp up at the Libby gas processing plant and the ongoing completion of the sour gas gathering and acid gas injection ("AGI") capabilities.
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
The Partnership saw a $6.7 million decrease in net income during the three months ended March 31, 2026, as compared to the prior year period, primarily due to increase in depreciation associated with additional assets from our gas plant expansion and increase in interest expense associated with our debt issuance in the second quarter of 2025. Our EBITDA increased $2.7 million in 2026 as compared to 2025. Our gathering and processing segment saw a $2.7 million increase in segment EBITDA, largely due to increased crude activity in our Delaware Gathering operations. Our wholesale marketing and terminalling segment saw a decrease in segment EBITDA of $3.5 million primarily due to the termination of a marketing agreement with Delek Holdings, under which we marketed 100% of the refined products output of the Tyler Refinery (the "East Texas Marketing Agreement"). Our storage and transportation segment saw increase in segment EBITDA of $1.3 million primarily driven by lower transportation costs associated with trucking activity. Segment EBITDA for our investments in pipeline joint ventures increased by $1.5 million largely due to our investment in Wink to Webster Holdings, LLC ("W2W"). See the “Results of Operations” section below for further discussion.
The near-term economic outlook remains uncertain due to the introduction of widespread tariffs by the U.S., ongoing geopolitical instability—including escalating conflict involving Iran—and heightened commodity market volatility. Uncertainty surrounding trade negotiations, the potential for further expansion of tariffs, and geopolitical developments have contributed to increased market and commodity price volatility, heightened supply disruption risk, and broader macroeconomic uncertainty, which could negatively affect global economic conditions.
Despite these challenges, we are well positioned to manage through an economic downturn because of built-in recessionary protections within our business, including fee‑based arrangements supported by minimum volume commitments on throughput and dedicated acreage agreements. Changes in crude oil prices resulting from geopolitical events may indirectly influence upstream production activity and refinery utilization in our core operating areas, which could have a favorable impact on volumes over time. In addition, periods of increased market volatility may modestly increase demand for logistics, transportation, and storage services.
The Partnership continues to pursue opportunities to enhance environmental stewardship consistent with applicable regulatory requirements and market conditions. While renewable energy sources are expected to continue growing as a percentage of total energy consumption, oil and gas are expected to remain an important component of the global energy mix in the near to medium term. As a result, liquid transportation fuels are expected to remain in demand, supporting throughput volumes and utilization of our assets. We believe our asset base and contractual protections position us to continue operating effectively amid evolving market and economic conditions.
See further discussion below in 'Other Developments' detailing the strategic initiatives the Partnership has implemented in order to position ourselves as a premier, full-service midstream provider in the Permian Basin. These actions not only enhance our standing in the market but also move to align us as an independent, largely third-party cash flow company with a robust growth profile.
See further discussion on macroeconomic factors and market trends, including the impact on 2026, in the ‘Market Trends’ section below.

21 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other Developments
DKL Credit Facility
On March 26, 2026, the Partnership entered into a credit agreement (the “New Credit Agreement”) that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the “DKL Revolving Facility”). The DKL Revolving Facility replaced the Partnership's previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") and proceeds were used to pay all outstanding balances of the Prior Credit Agreement. The maturity date for the DKL Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Partnership’s 8.625% Senior Notes due 2029 to the extent that on such date, no less than $500.0 million of aggregate principal amount of the 2029 Notes remains outstanding, and (iii) such date on which the Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default.
Libby Plant Equipment Construction and Lease Arrangement
In March 2026, we entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment at our Libby gas processing plant. The construction is expected to be completed in the second quarter of 2026, at which time we have committed to enter into a finance lease for the equipment. During construction, we are not deemed to control the assets and are not obligated to fund construction costs; therefore, we have not recognized the assets or related obligations on our balance sheet as of March 31, 2026. The total estimated project cost is approximately $60.0 million.
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
The Tyler Tank Sale closed on April 1, 2026. At closing, Delek Holdings returned 359,372 Partnership common units to us, representing the full consideration of $19.0 million. As a result of this transaction, Delek Holdings’ ownership interest in the Partnership was further diluted, decreasing to 63.0%. The El Dorado Terminal Sale is expected to close on October 1, 2027, subject to the satisfaction of customary closing conditions.

22 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Segment Overview
We review operating results in four reportable segments: (i) gathering and processing; (ii) wholesale marketing and terminalling; (iii) storage and transportation; and (iv) investments in pipeline joint ventures. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each reportable segment based on the segment EBITDA. Segment reporting is discussed in more detail in Note 9 to our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

23 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on providing a competitive yield and growing our distribution while maintaining healthy coverage and leverage ratios. To that end, we are focused on growing our asset base through a slew of accretive growth opportunities we are seeing in our areas of operation. We are supplementing our organic growth opportunities by accretive bolt-on acquisitions which enhance our full-suite services offering to our customers. A secondary benefit of growing our contribution of third-party cash flows is to continue to increase our economic separation from our sponsor Delek Holdings and to progress deconsolidation.
2026 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we began 2026, we prioritized the following Strategic Focus Areas:
I.Achieve Strong Cash Flow Growth
II.Pursue Attractive Expansion Opportunities
III.Engage in Mutually Beneficial Transactions with Delek Holdings
IV.Optimize Our Existing Assets and Expand Our Customer Base
V.Enhance our Commitment to Sustainability and Minimize our Carbon Emissions
We are a full-suite provider offering integrated crude, gas and water services to the Partnership's customers in the Permian Basin. We operate in the most prolific part of the Permian Basin and we continue to be focused on growth opportunities given our advantageous location in the Midland and the Delaware Basins. We believe that opportunities exist in crude, natural gas and water which will continue to enhance our gathering and processing segment. We continue to focus on expanding our natural gas processing capabilities, adding AGI and sour gas processing capabilities at our Libby complex, positioning us to be one of the few midstream companies to have a comprehensive sour gas solution to enable incremental crude and natural gas production in Delaware Basin.
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
2026 Strategic Scorecard

Description of Strategic Success	Achieve Strong Cash Flow Growth	Pursue Attractive Expansion Opportunities	Engage in Mutually Beneficial Transactions with Delek Holdings	Optimize Our Existing Assets and Expand Our Customer Base
Executed agreements with Delek Holdings to further our economic separation and increase third-party revenue	✓		✓	✓
Completion of revolver refinancing, further increasing our liquidity to over $1.1 billion	✓	✓		✓
Expansion of our gas treating capabilities, adding AGI and sour gas processing capabilities at our Libby complex	✓	✓		✓

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
While significant uncertainties remain in 2026 regarding global crude oil and refined products markets—particularly due to the ongoing conflict in Iran, which may impact supply stability and pricing—we believe our company is well-positioned to navigate these challenges. Our recent expansion of gas processing capabilities has not only broadened our service offerings but also enhanced both customer and geographic diversification, thereby reducing concentration risk. Additionally, our dedicated acreage agreements offer substantial growth potential in favorable economic conditions, such as periods of high demand or elevated commodity prices, without incurring additional customer acquisition costs. These strategic initiatives support our ability to sustain positive operating results and cash flows, even in volatile market environments, and enable us to pursue profitable growth projects that underpin future distribution growth.
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

Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$32,352	$39,034
Add:
Income tax expense	—	182
Depreciation and amortization	36,501	27,716
Proportional interest, taxes, depreciation and amortization from equity-method investments	6,696	6,665
Interest expense, net	19,307	18,554
EBITDA	$94,856	$92,151

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$170,376	$31,550
Changes in assets and liabilities	(94,232)	32,080
Net distributions from equity method investments in investing activities	5,025	2,127
Non-cash lease expense	(1,101)	(2,267)
Regulatory and sustaining capital expenditures not distributable (1)	(8,347)	(645)
Reimbursement from Delek Holdings for capital expenditures (2)	12	9
Sales-type lease receipts, net of income recognized	3,096	5,159
Other non-cash adjustments	(3,636)	3,692
Distributable cash flow	$71,193	$71,705
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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended March 31,
	2026	2025
Net revenues:
Gathering and Processing	$154,676	$118,603
Wholesale marketing and terminalling	117,796	106,699
Storage and transportation	24,994	24,628
Total	297,466	249,930
Cost of materials and other	168,611	129,052
Operating expenses (excluding depreciation and amortization presented below)	47,045	40,985
General and administrative expenses	4,274	8,864
Depreciation and amortization	36,501	27,716
Other operating expense (income), net	1,026	(4,286)
Operating income	40,009	47,599
Interest income	(32,285)	(22,547)
Interest expense	51,592	41,101
Income from equity method investments	(11,623)	(10,150)
Other income, net	(27)	(21)
Total non-operating expenses, net	7,657	8,383
Income before income tax expense	32,352	39,216
Income tax expense	—	182
Net income	32,352	39,034
Comprehensive income	$32,352	$39,034
EBITDA(2)	$94,856	$92,151
Net income per limited partner unit:
Basic	$0.60	$0.73
Diluted	$0.60	$0.73
Weighted average limited partner units outstanding:
Basic	53,514,387	53,604,659
Diluted	53,602,510	53,633,836
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

28 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations — Comparison of the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net Revenues
Q1 2026 vs. Q1 2025
Net revenues increased by $47.5 million, or 19.0%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by the following:
•increased revenue of $18.7 million in our West Texas marketing operations primarily driven by increase in average sales prices per gallon, volumes sold and RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.09 and $0.35 per gallon, respectively;
◦the average volumes of gasoline sold increased by 4.7 million gallons, while the average volumes of diesel sold decreased by 0.8 million gallons; and
◦RINs revenue increased $2.4 million due to increased RINs prices.
•increased revenue of $36.1 million in our gathering and processing segment primarily associated with the Delek Permian Gathering purchasing and blending activities which was transferred from Delek Holdings on May 1, 2025 (the "DPG Dropdown") and increased crude activity in our Delaware Gathering operations; and
•partially offsetting these increases was a decrease of $6.7 million associated with the termination of the East Texas Marketing Agreement.

Cost of Materials and Other
Q1 2026 vs. Q1 2025
Cost of materials and other increased by $39.6 million, or 30.7%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•an increase of $15.6 million in our West Texas marketing operations primarily driven by increase in average cost per gallon and volumes sold; and
•an increase of $26.0 million in our gathering and processing segment primarily associated with increased crude oil activity in our Delaware Gathering operations and the DPG Dropdown.

Operating Expenses
Q1 2026 vs. Q1 2025
Operating expenses increased by $6.1 million, or 14.8%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•an increase of $5.4 million in outside services and $2.1 million in variable expenses; and
•partially offsetting these increases was a $2.2 million decrease in maintenance and repairs costs.

General and Administrative Expenses
Q1 2026 vs. Q1 2025
General and administrative expenses decreased by $4.6 million, or 51.8%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by a decrease in insurance expense.

29 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and Amortization
Q1 2026 vs. Q1 2025
Depreciation and amortization increased by $8.8 million, or 31.7%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•additional assets associated with the gas plant expansion; and
•additional equipment under finance leases.

Other operating expense (income), net
Q1 2026 vs. Q1 2025
Other operating income, net decreased by $5.3 million, or 123.9%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by $4.3 million in condemnation proceeds received in the first quarter of 2025.

Interest Income
Q1 2026 vs. Q1 2025
Interest income increased by $9.7 million, or 43.2%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•the modification of certain sales type leases associated with the Tyler refinery tank and El Dorado tank and terminal assets being sold to Delek Holdings under the Intercompany Agreements; and
•partially offset by the termination of income from sales type lease associated the El Dorado rail facility assets sold to Delek Holdings on January 2, 2026.

Interest Expense
Q1 2026 vs. Q1 2025
Interest expense increased by $10.5 million, or 25.5%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•increase of $12.9 million due to the issuance of the $700 million senior note during the second quarter 2025; and
•partially offsetting this increase was a decrease associated with our revolver primarily due to decreased average balance.

Results from Equity Method Investments
Q1 2026 vs. Q1 2025
Income from equity method investments increased by $1.5 million, or 14.5%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the following:
•increase of $3.8 million from our investment in W2W; and
•partially offsetting this increase was a $2.3 million decrease in income from our investments in other joint ventures.

30 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three months ended March 31, 2026 and 2025:

Gathering and Processing
	Three Months Ended March 31,
	2026	2025
Net revenues	$154,676	$118,603
Cost of materials and other	$50,301	$24,344
Operating expenses (excluding depreciation and amortization)	$32,439	$30,581
Segment EBITDA	$70,620	$67,939

Throughputs (bpd(1))
	Three Months Ended March 31,
	2026	2025
El Dorado Assets:
Crude pipelines (non-gathered)	62,758	61,888
Refined products pipelines to Enterprise Systems	44,658	56,010
El Dorado Gathering System	9,220	10,321
East Texas Crude Logistics System	27,284	26,918
Midland Gathering System	218,203	246,090
Plains Connection System	212,359	179,240

Delaware Gathering Assets Volumes
	Three Months Ended March 31,
	2026	2025
Natural Gas Gathering and Processing (Mcfd(2))	63,903	59,809
Crude Oil Gathering (bpd(1))	129,451	122,226
Water Disposal and Recycling (bpd(1))	111,173	128,499

Midland Water Gathering System Volumes (3)
	Three Months Ended March 31,
	2026	2025
Water Disposal and Recycling (bpd(1))	565,411	632,972
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) Consists of volumes of H2O Midstream and Gravity. 2025 Gravity volumes are from January 2, 2025, to March 31, 2025.

Comparison of the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net Revenues
Q1 2026 vs. Q1 2025
Net revenues for the gathering and processing segment increased by $36.1 million, or 30.4%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the DPG Dropdown and increased crude activity in our Delaware Gathering operations.

31 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Materials and Other
Q1 2026 vs. Q1 2025
Cost of materials and other for the gathering and processing segment increased by $26.0 million, or 106.6%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven primarily by increased crude oil activity in our Delaware Gathering operations and the DPG Dropdown.

Operating Expenses
Q1 2026 vs. Q1 2025
Operating expenses for the gathering and processing segment increased by $1.9 million, or 6.1%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•an increase in outside services costs and variable expenses; and
•partially offset by decreased maintenance and repairs costs and lease expense.

EBITDA
Q1 2026 vs. Q1 2025
EBITDA increased by $2.7 million, or 3.9%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the DPG Dropdown and increased crude activity in our Delaware Gathering operations.

32 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three months ended March 31, 2026 and 2025:

Wholesale Marketing and Terminalling
	Three Months Ended March 31,
	2026	2025
Net revenues	$117,796	$106,699
Cost of materials and other	$105,132	$89,653
Operating expenses (excluding depreciation and amortization)	$2,872	$3,799
Segment EBITDA	$9,762	$13,237

Operating Information
	Three Months Ended March 31,
	2026	2025
East Texas - Tyler Refinery sales volumes (average bpd) (1)	—	67,876
West Texas marketing throughputs (average bpd)	11,771	10,826
West Texas marketing gross margin per barrel	$4.42	$1.64
Terminalling throughputs (average bpd) (2)	135,744	135,404
(1) East Texas Marketing agreement was terminated on January 1, 2026.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net Revenues
Q1 2026 vs. Q1 2025
Net revenues for the wholesale marketing and terminalling segment increased by $11.1 million, or 10.4%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•increased revenue of $18.7 million in our West Texas marketing operations primarily driven by increase in average sales prices per gallon, volumes sold and RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.09 and $0.35 per gallon, respectively;
◦the average volumes of gasoline sold increased by 4.7 million gallons, while the average volumes of diesel sold decreased by 0.8 million gallons; and
◦RINs revenue increased $2.4 million due to increased RINs prices.
•Partially offsetting this increase was a decrease of $6.7 million associated with the termination of the East Texas Marketing Agreement.

33 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three months ended March 31, 2026 and 2025.

Cost of Materials and Other
Q1 2026 vs. Q1 2025
Cost of materials and other for the wholesale marketing and terminalling segment increased by $15.5 million, or 17.3%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•increased costs of materials and other of $15.6 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.03 per gallon and $0.40 per gallon, respectively; and
◦the volumes of gasoline sold increased by 4.7 million gallons, while diesel sold decreased by 0.8 million gallons.
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three months ended March 31, 2026 and 2025. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

34 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Expenses
Q1 2026 vs. Q1 2025
Operating expenses for the wholesale marketing and terminalling segment decreased by $0.9 million or 24.4%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven primarily by a decrease in outside service costs.

EBITDA
Q1 2026 vs. Q1 2025
EBITDA decreased by $3.5 million, or 26.3%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by the following:
•lower revenue due to the termination of the East Texas Marketing Agreement; and
•partially offset by a $2.78 per barrel increase in wholesale margins.

35 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three months ended March 31, 2026 and 2025:

Storage and Transportation
	Three Months Ended March 31,
	2026	2025
Net revenues	$24,994	$24,628
Cost of materials and other	$13,138	$15,027
Operating expenses (excluding depreciation and amortization)	$6,126	$5,161
Segment EBITDA	$5,755	$4,414

Operation comparison of the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net Revenues
Q1 2026 vs. Q1 2025
Net revenues for the storage and transportation segment increased by $0.4 million, or 1.5%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Cost of Materials and Other
Q1 2026 vs. Q1 2025
Cost of materials and other for the storage and transportation segment decreased by $1.9 million, or 12.6%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by a decrease in transportation costs in our trucking operations.

Operating Expenses
Q1 2026 vs. Q1 2025
Operating expenses for the storage and transportation segment increased by $1.0 million, or 18.7%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by an increase in outside service costs.

EBITDA
Q1 2026 vs. Q1 2025
EBITDA increased by $1.3 million, or 30.4%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by a decrease in transportation costs in our trucking operations.

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
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three months ended March 31, 2026.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At March 31, 2026, our total liquidity amounted to $1,148.8 million comprised of $1,138.9 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 6 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $9.9 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On April 23, 2026, the board of directors of our general partner declared a distribution of $1.130 per common unit (the "Distribution"), which equates to an estimated amount of approximately $60.5 million per quarter, or approximately $241.9 million per year, based on the number of common units outstanding as of March 31, 2026. The Distribution will be paid on May 11, 2026, to common unitholders of record on May 4, 2026, and represents a 1.8% increase over the first quarter 2025 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

37 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,202
March 31, 2026	$1.130	$60,479

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the three months ended March 31, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the three months ended March 31, 2026. As of March 31, 2026, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$170,376	$31,550
Net cash used in investing activities	(49,298)	(234,767)
Net cash (used in) provided by financing activities	(122,063)	199,940
Net decrease in cash and cash equivalents	$(985)	$(3,277)

Operating Activities
Net cash provided by operating activities increased by $138.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The cash receipts from customer activities increased by $32.2 million and cash payments to suppliers and for allocations to Delek Holdings for salaries decreased by $98.5 million. Additionally contributing to the increase was a $5.5 million increase in cash dividends received from equity method investments, as well as a $2.6 million decrease in cash paid for debt interest.
Investing Activities
Net cash used in investing activities decreased by $185.5 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease of $181.2 million associated with the Gravity Acquisition in the prior year with no corresponding activity in the current year. Purchases of property, plant and equipment decreased $7.0 million primarily associated with growth projects in our gathering and processing segment. Also contributing to this decrease was an increase in distributions received from equity method investments of $2.9 million. Partially offsetting this decrease was a decrease in proceeds from sale of property, plant and equipment of $4.2 million compared to the prior year and $1.3 million increase in purchase of intangible assets.
Financing Activities
Net cash used in financing activities increased by $322.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily driven by an increase in net payments on our revolving credit facility of $320.5 million. Additionally contributing to this increase was an increase in deferred financing costs paid of $9.0 million and a $2.2 million increase in payments on finance leases.
Partially offsetting the increase was a decrease of $10.0 million due to unit repurchases from Delek Holdings in the prior period.

38 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Overview
As of March 31, 2026, we had total indebtedness of $2,311.1 million. The decrease of $50.8 million in our long-term debt balance compared to the balance at December 31, 2025, resulted from a decrease in borrowings under our revolving facility during the three months ended March 31, 2026. As of March 31, 2026, our total indebtedness consisted of:
•An aggregate principal amount of $161.1 million under the DKL Revolving Facility, due on March 26, 2031, with an average borrowing rate of 5.99%.
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
We believe we were in compliance with the covenants in all debt facilities as of March 31, 2026. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

39 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the three months ended March 31, 2026:

(in thousands)	Full Year 2026 Forecast	Three Months Ended March 31, 2026 (1)
Gathering and Processing
Regulatory	$—	$883
Sustaining	17,000	7,003
Growth	209,600	39,070
Gathering and Processing Segment Total	$226,600	$46,956
Wholesale Marketing and Terminalling
Regulatory	$12,000	$52
Growth	600	33
Wholesale Marketing and Terminalling Segment Total	$12,600	$85
Storage and Transportation
Sustaining	16,000	154
Storage and Transportation Segment Total	$16,000	$154
Total Capital Spending	$255,200	$47,195
(1) Amounts exclude capitalized interest and internal labor costs totaling $2.6 million, which are predominantly associated with our gathering and processing segment.

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

40 |

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $161.1 million as of March 31, 2026. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2026, would be to change interest expense by approximately $1.6 million.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2025 Annual Report on Form 10-K with the exception of the following:
The Russia-Ukraine War, Israel-Hamas War, U.S.-Iran War, events occurring in response thereto and any expansion of hostilities, may have an adverse impact on our business, our future results of operations, and our overall financial performance.
The effects of the conflicts between Russia and Ukraine beginning in February 2022, between Israel and Hamas beginning in October 2023, and between the U.S. and Iran, beginning in February 2026, on our business, financial condition, and results of operations are impossible to predict. Any increase in sanctions, escalation of the conflicts, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices for crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our petroleum product marketing operations, and have a material adverse effect on our business, financial condition, and results of operations.
Developments which impact the global oil markets have had, may continue to have, an adverse impact on our business, our results of operations and our overall financial performance.
While our operations are focused in the Permian Basin (including the Delaware sub-basin) and other select areas on the Gulf Coast region, our business is impacted by events and developments that impact the global markets for oil and other energy products. Any regional or global event or development that destabilizes worldwide economic and commercial activity, financial markets, or the demand for and prices of oil and gas products could materially adversely affect our business and operations. In recent years, the COVID-19 Pandemic, the Russia-Ukraine war, the OPEC-Russia relationship, the conflict between Israel and Hamas, and the conflict between the U.S. and Iran have been sources of uncertainty in the global oil markets, substantial global supply chain issues, and significant disruptions in the labor market.
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
The ongoing conflict between the United States and Iran, including the disruption to shipping through the Strait of Hormuz, has introduced significant volatility into global energy markets, causing crude oil prices to spike materially from levels seen at the start of 2026. Although we do not have direct operations or exposure in the Middle East, sustained commodity price volatility and broader macroeconomic uncertainty could indirectly affect our business, including demand for our services. In addition, elevated energy prices and supply uncertainty may affect refinery utilization rates, which could reduce demand for the transportation, storage and terminalling services we provide under our commercial agreements. The ultimate duration and resolution of the conflict, including the status of the Strait of Hormuz and any ceasefire arrangements, remains uncertain.
The ultimate extent of the impact of volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will depend largely on future developments which are outside of our control, including the extent and duration of any price reductions, any additional decisions by OPEC and disputes between the members of OPEC+. Furthermore, developments in the global oil markets may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K.

42 |

Other Information
ITEM 5. OTHER INFORMATION
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
Employment Agreement Extension
On February 25, 2026, Delek Holdings entered into a Fourth Amendment to Reuven Spiegel’s Executive Employment Agreement to extend the term from February 28, 2026 to June 30, 2026. There were no changes in Mr. Spiegel’s compensation in connection with the extension.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	*
Credit Agreement, dated as of March 26, 2026, by and among the Partnership, each of the other borrowers from time to time party thereto, the lenders from time to time party thereto, the guarantors from time to time party thereto, Truist Bank, as Administrative Agent, Bank of America, N.A., Citizens Bank, N.A., The Huntington National Bank, Mizuho Bank, Ltd., MUFG Bank, Ltd. and Wells Fargo Bank, N.A., as Co-Syndication Agents, and Barclays Bank PLC, KeyBanc Capital Markets Inc. and Regions Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Partnership's Form 8-K filed on March 27, 2026).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three months ended March 31, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
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

43 |

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

Dated: April 29, 2026

44 |