Form 10-Q
period 2026-06-30
Delek Logistics Partners, LP
filed 2026-08-05
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 30, 2026, there were 53,197,301 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			48	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Comprehensive Income		48	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partners' Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		49	Item 5. Other Information
	7	Notes to Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	49	Item 6. Exhibits
		8	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions	50	Signatures
		12	Note 4 - Revenues
		13	Note 5 - Net Income Per Unit
		13	Note 6 - Long-Term Obligations
		15	Note 7 - Equity
		16	Note 8 - Equity Method Investments
		17	Note 9 - Segments
		21	Note 10 - Commitments and Contingencies
		22	Note 11 - Leases
		22	Note 12 - Subsequent Events

23	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	32	Summary of Financial and Other Information
	33	Results of Operations
		33	Consolidated
		37	Gathering and Processing
		39	Wholesale Marketing and Terminalling
		42	Storage and Transportation
		43	Investments in Pipeline Joint Ventures
	43	Liquidity and Capital Resources

47	Item 3. Quantitative and Qualitative Disclosures about Market Risk

47	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(thousands, except unit and per unit data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$13,705	$10,892
Accounts receivable	134,869	114,544
Accounts receivable from related parties	259,578	216,641
Lease receivable - affiliate	33,158	36,362
Inventory	23,708	17,913
Other current assets	5,129	4,416
Total current assets	470,147	400,768
Property, plant and equipment:
Property, plant and equipment	1,936,429	1,827,530
Less: accumulated depreciation	(460,068)	(403,523)
Property, plant and equipment, net	1,476,361	1,424,007
Equity method investments	335,690	340,070
Customer relationship intangibles, net	221,923	233,022
Other intangibles, net	145,700	137,439
Goodwill	12,203	12,203
Operating lease right-of-use assets	8,957	11,683
Finance lease right-of-use assets	29,256	27,802
Net investment in leases - affiliate	156,426	185,656
Other non-current assets	13,801	6,618
Total assets	$2,870,464	$2,779,268
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$427,051	$292,908
Interest payable	24,356	30,557
Excise and other taxes payable	21,194	16,569
Current portion of operating lease liabilities	2,170	3,027
Current portion of finance lease liabilities	9,834	8,310
Accrued expenses and other current liabilities	4,690	5,122
Total current liabilities	489,295	356,493
Non-current liabilities:
Long-term debt, net of current portion	2,372,717	2,344,420
Operating lease liabilities, net of current portion	2,582	3,551
Finance lease liabilities, net of current portion	20,494	20,289
Asset retirement obligations	26,157	24,278
Other non-current liabilities	28,510	24,123
Total non-current liabilities	2,450,460	2,416,661

Partners' (deficit) equity:
Common unitholders - public; 19,688,283 units issued and outstanding at June 30, 2026 (19,643,923 at December 31, 2025)	488,877	510,376
Common unitholders - Delek Holdings; 33,508,831 units issued and outstanding at June 30, 2026, exclusive of 359,372 issued units held by the Partnership in Treasury (33,868,203 issued and outstanding at December 31, 2025)	(558,168)	(504,262)
Total partners' (deficit) equity	(69,291)	6,114
Total liabilities and partners' (deficit) equity	$2,870,464	$2,779,268
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues
Affiliate (1)	$204,764	$114,083	$371,454	$240,404
Third party	179,996	132,267	310,772	255,876
Net revenues	384,760	246,350	682,226	496,280
Cost of sales:
Cost of materials and other - affiliate (1)	148,955	84,411	257,140	174,377
Cost of materials and other - third party	90,007	34,950	150,433	74,036
Operating expenses (excluding depreciation and amortization presented below)	42,794	37,525	89,390	78,155
Depreciation and amortization	36,914	25,879	72,267	52,377
Total cost of sales	318,670	182,765	569,230	378,945
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	543	549	992	904
General and administrative expenses	3,280	8,944	7,554	17,808
Depreciation and amortization	491	1,218	1,639	2,436
Other operating expense (income), net	(120)	438	906	(3,848)
Total operating costs and expenses	322,864	193,914	580,321	396,245
Operating income	61,896	52,436	101,905	100,035
Interest income	(22,545)	(23,538)	(54,830)	(46,085)
Interest expense	70,090	41,711	121,682	82,812
Income from equity method investments	(14,491)	(10,536)	(26,114)	(20,686)
Other income, net	(29)	(20)	(56)	(41)
Total non-operating expenses, net	33,025	7,617	40,682	16,000
Income before income tax expense	28,871	44,819	61,223	84,035
Income tax expense	—	245	—	427
Net income	28,871	44,574	61,223	83,608
Comprehensive income	$28,871	$44,574	$61,223	$83,608
Net income per unit:
Basic	$0.54	$0.83	$1.15	$1.56
Diluted	$0.54	$0.83	$1.15	$1.56
Weighted average common units outstanding:
Basic	53,175,413	53,445,803	53,343,964	53,524,792
Diluted	53,240,181	53,473,271	53,430,114	53,553,227
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of March 31, 2026	$500,506	$(520,659)	$(20,153)
Cash distributions	(22,215)	(37,865)	(60,080)
Net income	10,671	18,200	28,871
Units transferred from Delek Holdings held in Treasury	—	(19,000)	(19,000)
Other	(85)	1,156	1,071
Balance as of June 30, 2026	$488,877	$(558,168)	$(69,291)

	Common - Public	Common - Delek Holdings	Total
Balance as of March 31, 2025	$525,141	$(427,706)	$97,435
Cash distributions	(21,726)	(37,594)	(59,320)
Net income	16,323	28,251	44,574
Distributions	—	(51,940)	(51,940)
Other	192	1,050	1,242
Balance as of June 30, 2025	$519,930	$(487,939)	$31,991

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2025	$510,376	$(504,262)	$6,114
Cash distributions	(44,315)	(75,967)	(120,282)
Net income	22,548	38,675	61,223
Units transferred from Delek Holdings held in Treasury	—	(19,000)	(19,000)
Other	268	2,386	2,654
Balance as of June 30, 2026	$488,877	$(558,168)	$(69,291)

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2024	$440,957	$(405,429)	$35,528
Cash distributions	(43,335)	(75,287)	(118,622)
Net income	30,547	53,061	83,608
Issuance of units	91,511	—	91,511
Unit repurchase	—	(10,000)	(10,000)
Distributions	—	(51,940)	(51,940)
Other	250	1,656	1,906
Balance as of June 30, 2025	$519,930	$(487,939)	$31,991

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$61,223	$83,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,906	54,813
Non-cash lease expense	2,848	3,619
Amortization of deferred revenue	(4,086)	(1,660)
Amortization of deferred financing costs and debt discount	3,231	2,667
Income from equity method investments	(26,114)	(20,686)
Dividends from equity method investments	22,405	11,722
Loss on extinguishment of debt	23,005	—
Other non-cash adjustments	5,668	(632)
Changes in assets and liabilities:
Accounts receivable	(20,325)	(26,364)
Inventories and other current assets	(6,508)	(1,537)
Accounts payable and other current liabilities	127,235	322,980
Accounts receivable/payable to related parties	(42,937)	(297,545)
Net investment in leases - affiliate	13,434	8,279
Non-current assets and liabilities, net	8,589	(291)
Net cash provided by operating activities	241,574	138,973
Cash flows from investing activities:
Purchases of property, plant and equipment	(108,063)	(169,948)
Proceeds from sales of property, plant and equipment	104	4,892
Purchases of intangible assets	(9,221)	(7,017)
Business combination, net of cash acquired	—	(181,180)
Distributions from equity method investments	8,089	5,570
Net cash used in investing activities	(109,091)	(347,683)
Cash flows from financing activities:
Distributions to common unitholders - public	(44,315)	(43,335)
Distributions to common unitholders - Delek Holdings	(75,967)	(75,287)
Proceeds from term debt	800,000	700,000
Payments on term debt	(800,000)	—
Proceeds from revolving facility	2,127,500	829,900
Payments on revolving facility	(2,091,250)	(1,184,450)
Unit repurchase	—	(10,000)
Deferred financing costs paid	(23,353)	(10,788)
Debt extinguishment costs paid	(17,837)	—
Other financing activities	(4,448)	(1,278)
Net cash (used in) provided by financing activities	(129,670)	204,762
Net increase (decrease) in cash and cash equivalents	2,813	(3,948)
Cash and cash equivalents at the beginning of the period	10,892	5,384
Cash and cash equivalents at the end of the period	$13,705	$1,436

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $2.1 million and $5.6 million in the 2026 and 2025 periods, respectively	$101,647	$81,146
Non-cash investing activities:
Units transferred from Delek Holdings held in Treasury	$19,000	$—
Inventory received in connection with DPG Dropdown	$—	$6,860
Forgiveness of related party receivable in connection with DPG Dropdown	$—	$58,800
Common units issued in connection with Gravity Acquisition	$—	$91,511
Increase in accrued capital expenditures	$2,636	$21,184
Non-cash financing activities:
Lease liability arising from obtaining operating right-of-use assets during the period	$—	$21,221
Lease liability arising from obtaining finance right-of-use assets during the period	$6,172	$—
Decrease in right-of-use assets due to lease terminations during the period	$41	$1,176

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
The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin and other select areas in the Gulf Coast region. The Partnership serves a broad range of third-party customers. Certain Partnership assets have long-term commercial agreements with Delek Holdings.
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
Accounting Pronouncements Not Yet Adopted
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"), which establishes the first comprehensive GAAP framework for recognizing, measuring, presenting and disclosing environmental credits and related compliance obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities are required to apply the amendments on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption. Early adoption is permitted at the beginning of an annual reporting period. We are currently evaluating the impact that the adoption of ASU 2026-02 will have on our financial position, results of operations, cash flows and related disclosures.
ASU 2025-12, Codification Improvements
In December 2025, the FASB issued ASU 2025-12 Codification Improvements ("ASU 2025-12"). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2025-12 will not affect our financial position or our results of operations, but could impact disclosures.
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

3. Related Party Transactions
Commercial Agreements
The Partnership has long-term, fee-based commercial agreements with Delek Holdings under which we provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek Holdings. The fees under each agreement are payable to us monthly by Delek Holdings or certain third parties to whom Delek Holdings has assigned certain of its rights and are generally subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, however, in no event will the fees be adjusted below the amount initially set forth in the applicable agreement. Under each of these agreements, we are required to maintain the capabilities of our pipelines and terminals, such that Delek Holdings may throughput and/or store, as the case may be, specified volumes of crude oil, intermediate and refined products.
See our Annual Report on Form 10-K for a more complete description of our material commercial agreements and other agreements with Delek Holdings.

9 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
On November 7, 2012, the Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries, which has been amended and restated from time to time in connection with transactions with Delek Holdings (collectively, as amended and restated, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $13.0 million to Delek Holdings for its provision of centralized corporate services to the Partnership. Effective July 1, 2026, the annual fee will increase by $8.0 million. Pursuant to Intercompany Agreements (as defined below), Delek Holdings waived Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the three and six months ended June 30, 2026, and 2025. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of June 30, 2026, and December 31, 2025, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and six month periods ended June 30, 2026, and 2025.
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
The Tyler Tank Sale closed on April 1, 2026. At closing, Delek Holdings returned 359,372 Partnership common units to us, representing the full consideration of $19.0 million. The returned units were recorded as treasury units and are no longer considered outstanding for purposes of calculating earnings per unit or distributions. These treasury units are held by the Partnership and may be retired, reissued, or otherwise utilized in accordance with our partnership agreement and applicable regulations. The El Dorado Terminal Sale is expected to close on October 1, 2027, subject to the satisfaction of customary closing conditions.
On May 1, 2025, the Partnership and Delek Holdings, entered into an asset purchase agreement (the “El Dorado Purchase Agreement”), whereby the Partnership agreed to sell the related El Dorado rail facility assets to Delek Holdings for cash consideration of $25.0 million (the “El Dorado Sale”). The El Dorado Purchase closed on January 2, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
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

10 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of income, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$204,764	$114,083	$371,454	$240,404
Interest income from sales-type leases	$22,504	$23,533	$54,766	$46,080
Purchases from Affiliates	$148,955	$84,411	$257,140	$174,377
Operating and maintenance expenses	$23,623	$21,153	$52,301	$43,093
General and administrative expenses	$1,297	$3,114	$3,113	$5,334

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 12, 2026	$38,102
May 11, 2026	37,865
August 10, 2026 (1)	38,033
Total	$114,000

February 11, 2025	$37,693
May 15, 2025	37,594
August 14, 2025	37,763
Total	$113,050
(1) On July 22, 2026, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions presented are estimated based on common units held by Delek Holdings as of June 30, 2026, and may differ from amounts actually paid.

11 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$21,734	$—	$1,119	$22,853
Service Revenue - Affiliate	3,260	502	17,598	21,360
Product Revenue - Third Party	110,268	46,875	—	157,143
Product Revenue - Affiliate	2,183	107,810	—	109,993
Lease Revenue - Affiliate	57,694	7,541	8,176	73,411
Total Revenue	$195,139	$162,728	$26,893	$384,760

	Three Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$20,526	$—	$1,350	$21,876
Service Revenue - Affiliate	1,521	6,695	13,636	21,852
Product Revenue - Third Party	58,143	52,248	—	110,391
Product Revenue - Affiliate	664	36,533	—	37,197
Lease Revenue - Affiliate	36,913	9,139	8,982	55,034
Total Revenue	$117,767	$104,615	$23,968	$246,350

	Six Months Ended June 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$44,731	$—	$2,595	$47,326
Service Revenue - Affiliate	6,327	1,146	32,935	40,408
Product Revenue - Third Party	192,701	70,745	—	263,446
Product Revenue - Affiliate	2,567	193,978	—	196,545
Lease Revenue - Affiliate	103,489	14,655	16,357	134,501
Total Revenue	$349,815	$280,524	$51,887	$682,226

	Six Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$38,980	$—	$2,932	$41,912
Service Revenue - Affiliate	3,027	13,352	27,610	43,989
Product Revenue - Third Party	119,725	94,239	—	213,964
Product Revenue - Affiliate	3,883	85,859	—	89,742
Lease Revenue - Affiliate	70,755	17,864	18,054	106,673
Total Revenue	$236,370	$211,314	$48,596	$496,280

As of June 30, 2026, we expect to recognize approximately $461.1 million in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Our unfulfilled performance obligations as of June 30, 2026, were as follows (in thousands):

Remainder of 2026	$68,400
2027	135,787
2028	87,664
2029	78,241
2030 and thereafter	90,958
Total expected revenue on remaining performance obligations	$461,050

5. Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted-average number of outstanding common units. Diluted net income per unit includes the effects of potentially dilutive units on our common units. As of June 30, 2026 and 2025, the only potentially dilutive units outstanding were unvested phantom units.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$28,871	$44,574	$61,223	$83,608
Weighted average common units outstanding, basic	53,175,413	53,445,803	53,343,964	53,524,792
Dilutive effect of unvested phantom units	64,768	27,468	86,150	28,435
Weighted average common units outstanding, diluted	53,240,181	53,473,271	53,430,114	53,553,227
Net income per unit:
Basic	$0.54	$0.83	$1.15	$1.56
Diluted (1)	$0.54	$0.83	$1.15	$1.56
(1) There were 16,927 and 58,331 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and six months ended June 30, 2026, respectively. There were 23,647 and 16,862 anti-dilutive common unit equivalents excluded from the diluted earnings per unit calculation during the three and six months ended June 30, 2025, respectively.

6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	June 30, 2026	December 31, 2025
DKL Revolving Facility	$248,100	$211,850
2034 Notes	800,000	—
2033 Notes	700,000	700,000
2029 Notes	650,000	1,050,000
2028 Notes	—	400,000
Principal amount of long-term debt	2,398,100	2,361,850
Less: Unamortized discount and premium and deferred financing costs	25,383	17,430
Total debt, net of unamortized discount and premium and deferred financing costs	$2,372,717	$2,344,420

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
DKL Credit Facility
On March 26, 2026, the Partnership entered into a credit agreement (the “New Credit Agreement”) that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the “DKL Revolving Facility”). The DKL Revolving Facility replaced the Partnership's previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") and proceeds were used to pay all outstanding balances of the Prior Credit Agreement. In connection with the New Credit Agreement, the Partnership recorded $10.2 million of debt issuance costs, which are being amortized over the term of the DKL Revolving Facility. In addition, the Partnership recognized a loss on extinguishment of debt of $1.6 million related to the write-off of unamortized deferred issuance costs associated with the Prior Credit Agreement, which is recorded in interest expense in the accompanying condensed consolidated statements of income. The maturity date for the DKL Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Partnership’s 8.625% Senior Notes due 2029 to the extent that on such date, no less than $500.0 million of aggregate principal amount of the 2029 Notes remains outstanding, and (iii) such date on which the Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default.
Borrowings under the DKL Revolving Facility bear interest at either (i) a base rate (equal to the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, Term SOFR for a one-month interest period plus 1.00%, and 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per annum, or (ii) a term SOFR-based tranche rate (subject to a 0.00% floor) plus an applicable margin ranging from 1.50% to 2.50% per annum, in each case depending on the Partnership's Total Leverage Ratio (as defined in the New Credit Agreement). Swing loans bear interest at the base rate plus the applicable margin for base rate loans. As of June 30, 2026, the weighted average interest rate was 6.05%. There were no letters of credit outstanding as of June 30, 2026.
The New Credit Agreement contains affirmative and negative covenants and events of default which the Partnership considers customary and are similar to, but allow additional flexibility to the Partnership and its restricted subsidiaries as compared with those in our Prior Credit Agreement.
The DKL Revolving Facility contains affirmative and negative covenants and events of default, which the Partnership considers customary and are similar to those in our predecessor DKL Revolving Facility. We believe we were in compliance with all covenant requirements as of June 30, 2026. Under the financial covenants in the DKL Revolving Facility, the Partnership cannot:
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
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of June 30, 2026, approximates their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of June 30, 2026, we were in compliance with covenants on all of our debt instruments.
2034 Notes
On May 14, 2026, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with the Partnership, the “Issuers”), sold $800.0 million in aggregate principal amount of 6.875% senior notes due 2034 (the “2034 Notes”). Net proceeds were used to redeem the 2028 Notes including accrued interest and a portion of the 2029 Notes including accrued interest.
The 2034 Notes are general unsecured senior obligations of the Issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. The 2034 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. The 2034 Notes will mature on June 1, 2034, and interest is payable semi-annually in arrears on each June 1 and December 1.

14 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
At any time prior to June 1, 2029, the Issuers may redeem up to 35% of the aggregate principal amount of the 2034 Notes at a redemption price of 106.875% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2029, the Issuers may also redeem all or part of the 2034 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2029, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2034 Notes, at a redemption price of 103.438% of the redeemed principal for the twelve-month period beginning on June 1, 2029, 101.719% for the twelve-month period beginning on June 1, 2030, and 100.00% beginning on June 1, 2031 and thereafter, plus accrued and unpaid interest, if any. The Issuers may also redeem all (but not a portion of) the 2034 Notes under certain circumstances if 90.00% or more of the aggregate principal amount of the outstanding 2034 Notes are purchased in connection with a change of control or alternate offer. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2034 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
We recorded $13.5 million of debt issuance costs which are being amortized over the term of the 2034 Notes and included in interest expense in the condensed consolidated statements of income. As of June 30, 2026, the effective interest rate was 7.15%. The estimated fair value of 2034 Notes was $797.3 million as of June 30, 2026, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
2033 Notes
Our 2033 Notes are general unsecured senior obligations comprised of $700.0 million in aggregate principal 7.375% senior notes maturing on June 30, 2033. The 2033 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the existing Partnership's subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. As of June 30, 2026, the effective interest rate was 7.63%. The estimated fair value of the 2033 Notes was $714.4 million and $716.4 million as of June 30, 2026 and December 31, 2025, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
2029 Notes
Our 2029 Notes are general unsecured senior obligations comprised of $650.0 million in aggregate principal 8.625% senior notes maturing on March 15, 2029. The 2029 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of June 30, 2026, the effective interest rate was 8.80%. The estimated fair value of the 2029 Notes was $676.6 million and $1,100.4 million as of June 30, 2026 and December 31, 2025, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
Concurrent with the issuance of the 2034 Notes, the Partnership issued a conditional notice of partial redemption of the 2029 Notes at a redemption price of 104.313% for $400.0 million of the principal amount plus accrued interest. As a result, the Partnership recognized a loss on extinguishment of debt of $19.0 million, which is recorded in interest expense in the accompanying condensed consolidated statements of income.
2028 Notes
Our 2028 Notes were general unsecured senior obligations comprised of $400.0 million in aggregate principal of 7.125% senior notes with an original maturity date of June 1, 2028. The 2028 Notes were unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.).
On May 11, 2026, the Partnership made a cash tender offer to purchase all outstanding 2028 Notes, receiving tenders from holders of approximately $270.7 million in aggregate principal amount. The remaining 2028 Notes were subsequently redeemed by June 8, 2026, pursuant to the notice of conditional redemption, resulting in the full extinguishment of the $400.0 million aggregate principal. The Partnership recognized a loss on extinguishment of debt of $2.4 million, which is recorded in interest expense in the accompanying condensed consolidated statements of income.

7. Equity
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2025 through June 30, 2026.

15 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2025	19,643,923	33,868,203	53,512,126
Unit-based compensation awards (2)	44,360	—	44,360
Units transferred from Delek Holdings held in Treasury (3)	—	(359,372)	(359,372)
Balance at June 30, 2026	19,688,283	33,508,831	53,197,114
(1) As of June 30, 2026, Delek Holdings owned a 63.0% interest in the Partnership.
(2) Unit-based compensation awards are presented net of 21,588 units withheld for taxes for the six months ended June 30, 2026.
(3) Represents units transferred from Delek Holdings to the Partnership as consideration for the Tyler Tank transaction. These units are held in Treasury by the Partnership and were transferred at a cost of $52.87 per unit. See Note 3 for further details.

Long-Term Incentive Plan
On June 5, 2026, the holders of a majority of the Partnership's outstanding common units approved an amendment to the Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan (the "LTIP"). The amendment increased the number of common units available for issuance under the LTIP by 1,000,000 units, resulting in an aggregate of 1,912,207 common units authorized for issuance thereunder. The LTIP permits the grant of common units, restricted units, phantom units, unit appreciation rights, distribution equivalent rights and other unit-based awards to employees, directors and other service providers of the Partnership and its affiliates.
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”) whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted-average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Common Unit Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the six months ended June 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the six months ended June 30, 2026. As of June 30, 2026, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,202
March 31, 2026	$1.130	$60,080
June 30, 2026 (1)	$1.135	$60,379
(1) On July 22, 2026, the board of directors of our general partner declared this quarterly cash distribution, payable on August 10, 2026, to unitholders of record on August 3, 2026. Total cash distribution is estimated based on the number of common units outstanding as of June 30, 2026.

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
Distributions received from Wink to Webster are first applied to service the debt of W2W Holdings wholly owned finance LLC, with excess distributions made to the W2W Holdings members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the W2W Holdings members under the W2W Holdings LLC Agreement are guaranteed by the parents of the member entities.
As of June 30, 2026, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings, nor any third-party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment. The Partnership did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three and six months ended June 30, 2026 and 2025.
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Red River	$129,810	$132,139
W2W Holdings	116,692	116,404
CP LLC	57,629	59,088
Andeavor Logistics	31,559	32,439
Total Equity Method Investments	$335,690	$340,070

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

17 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes segment operating results, as measured by segment EBITDA, for the periods presented:

	Three Months Ended June 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$63,137	$115,853	$25,774	$—	$204,764
Third party	132,002	46,875	1,119	—	179,996
Total revenue	195,139	162,728	26,893	—	384,760

Cost of materials and other	71,939	151,562	13,934	—	237,435
Operating expenses	29,739	2,551	5,377	—	37,667
Proportional EBITDA from equity method investments	—	—	—	(20,710)	(20,710)
Other segment items (2)	75	5	(29)	—	51
Segment EBITDA	93,386	8,610	7,611	20,710	130,317

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					10,277
Proportional interest, taxes, depreciation and amortization from equity-method investments					6,219
Depreciation and amortization					37,405
Interest income					(22,545)
Interest expense					70,090
Income tax expense					—
Net income					$28,871

	Three Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate (1)	$39,098	$52,367	$22,618	$—	$114,083
Third party	78,669	52,248	1,350	—	132,267
Total revenue	117,767	104,615	23,968	—	246,350

Cost of materials and other	21,748	84,496	13,090	—	119,334
Operating expenses	31,516	1,171	3,794	—	36,481
Proportional EBITDA from equity method investments	—	—	—	(17,041)	(17,041)
Other segment items (1)	556	9	57	—	622
Segment EBITDA	63,947	18,939	7,027	17,041	106,954

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					10,360
Proportional interest, taxes, depreciation and amortization from equity-method investments					6,505
Depreciation and amortization					27,097
Interest income					(23,538)
Interest expense					41,711
Income tax expense					245
Net income					$44,574

18 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$112,383	$209,779	$49,292	$—	$371,454
Third party	237,432	70,745	2,595	—	310,772
Total revenue	349,815	280,524	51,887	—	682,226

Cost of materials and other	122,240	256,694	27,072	—	406,006
Operating expenses	62,178	5,423	11,503	—	79,104
Proportional EBITDA from equity method investments	—	—	—	(39,029)	(39,029)
Other segment items (1)	1,391	35	(54)	—	1,372
Segment EBITDA	$164,006	$18,372	$13,366	$39,029	234,773

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					19,877
Proportional interest, taxes, depreciation and amortization from equity-method investments					12,915
Depreciation and amortization					73,906
Interest income					(54,830)
Interest expense					121,682
Income tax expense					—
Net income					$61,223

	Six Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$77,665	$117,075	$45,664	$—	$240,404
Third party	158,705	94,239	2,932	—	255,876
Total revenue	236,370	211,314	48,596	—	496,280

Cost of materials and other	46,092	174,149	28,117	—	248,358
Operating expenses	62,097	4,970	8,955	—	76,022
Proportional EBITDA from equity method investments	—	—	—	(33,856)	(33,856)
Other segment items (1)	(3,705)	19	83	—	(3,603)
Segment EBITDA	$131,886	$32,176	$11,441	$33,856	209,359

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					20,614
Proportional interest, taxes, depreciation and amortization from equity-method investments					13,170
Depreciation and amortization					54,813
Interest income					(46,085)
Interest expense					82,812
Income tax expense					427
Net income					$83,608
(1) Other segment items include general and administrative expense, other operating (income) loss and other income.

19 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of other segment information for the periods presented:

	Three Months Ended June 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$33,870	$762	$2,000	$—	$773	$37,405
Interest income	$10,004	$4,089	$8,452	$—	$—	$22,545
Capital spending (1)	$59,623	$450	$801	$—	$—	$60,874

	Three Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$24,085	$952	$1,301	$—	$759	$27,097
Interest income	$11,113	$4,109	$8,316	$—	$—	$23,538
Capital spending (1)	$117,218	$65	$1,906	$—	$—	$119,189

	Six Months Ended June 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$67,111	$1,530	$3,725	$—	$1,540	$73,906
Interest income	$20,162	$8,106	$26,562	$—	$—	$54,830
Capital spending (1)	$109,142	$561	$996	$—	$—	$110,699

	Six Months Ended June 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$48,808	$1,904	$2,582	$—	$1,519	$54,813
Interest income	$22,478	$8,270	$15,337	$—	$—	$46,085
Capital spending (1)	$188,529	$155	$2,448	$—	$—	$191,132
(1) Capital spending includes additions on an accrual basis.

20 |

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

21 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Leases
Lessee
In March 2026, we entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment near our Libby gas processing plant. The construction is expected to be completed in the second half of 2026, at which time we have committed to enter into a finance lease for the equipment. During construction, we are not deemed to control the assets and are not obligated to fund construction costs; therefore, we have not recognized the assets or related obligations on our balance sheet as of June 30, 2026. The total estimated project cost is approximately $60.0 million. Upon lease commencement, we will recognize a right-of-use asset and lease liability in accordance with ASC 842, Leases ("ASC 842").
Lessor
We are the lessor under certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings. Revenue from these leases is recorded in affiliate revenue in the accompanying condensed consolidated statements of income and comprehensive income.
We recognized any billings in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in lease revenues.
Lease income included in the accompanying condensed consolidated statements of income and comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating leases:
Lease revenue	$68,875	$50,717	$126,074	$99,316
Sales-type leases:
Interest income (Sales-type rental revenue-fixed minimum)	$22,504	$23,533	54,766	46,080
Lease revenue (Revenue from variable lease payments)	4,536	4,317	8,427	7,357
Sales-type lease income	$27,040	$27,850	$63,193	$53,437

12. Subsequent Events
Distribution Declaration
On July 22, 2026, our general partner's board of directors declared a quarterly cash distribution of $1.135 per unit, payable on August 10, 2026, to unitholders of record on August 3, 2026.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, "OPEC+") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, including the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” "forecasts", “predicts,” "strategy", “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•significant operational, investment or other changes required by existing or future environmental statutes and regulations, including international agreements and national or regional societal legislation; and regulatory measures to limit or reduce greenhouse gas emissions;
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
Business and Economic Environment Overview
During the six months ended June 30, 2026, we continued to focus on our commitment to being a full-suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. Our strategic acquisitions over the past few years served to significantly enhance our competitive position in the Midland Basin and further our economic separation from our sponsor and contribute to an increase in third party revenue.
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
The near-term economic outlook remains uncertain due to ongoing geopolitical instability, including the ongoing conflict involving Iran and resulting disruptions to maritime transit through the Strait of Hormuz, and heightened commodity market volatility. Uncertainty surrounding trade negotiations and geopolitical developments have contributed to increased market and commodity price volatility, heightened supply disruption risk, and broader macroeconomic uncertainty, which could negatively affect global economic conditions.
Despite these challenges, we are well positioned to manage through an economic downturn because of built-in recessionary protections within our business, including fee-based arrangements supported by minimum volume commitments on throughput and dedicated acreage agreements. Changes in crude oil prices resulting from geopolitical events may indirectly influence upstream production activity and refinery utilization in our core operating areas, which could have a favorable impact on volumes over time. In addition, periods of increased market volatility may modestly increase demand for logistics, transportation, and storage services.
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
Other Developments
Contractual Rate Adjustments to Keep Pace with Inflation
On July 1, 2026, the tariffs on certain of our FERC regulated pipelines and the throughput fees and storage fees under certain of our agreements with Delek Holdings and third parties that are subject to adjustments using FERC indexing increased 1.4%. Under certain of our agreements with Delek Holdings and third parties, the fees that are subject to adjustments using the consumer price index increased 3.1% and the fees that are subject to adjustments using the producer price index increased approximately 3.6%. These adjustments allow us to maintain compliance with FERC regulations as well as to ensure that our results are reflective of current market conditions.

25 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
2034 Notes
On May 14, 2026, the Partnership sold $800.0 million in aggregate principal amount of 6.875% senior notes due 2034 (the "2034 Notes"). Net proceeds were used to redeem the 2028 Notes including accrued interest and a portion of the 2029 Notes including accrued interest.
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
Libby Plant Equipment Construction and Lease Arrangement
In March 2026, we entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment at our Libby gas processing plant. The construction is expected to be completed in the second half of 2026, at which time we have committed to enter into a finance lease for the equipment. During construction, we are not deemed to control the assets and are not obligated to fund construction costs; therefore, we have not recognized the assets or related obligations on our balance sheet as of June 30, 2026. The total estimated project cost is approximately $60.0 million.
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
Cybersecurity Incident
In July 2026, we identified a cybersecurity incident in which an unauthorized third party accessed a single employee's account and copied certain files from our email and SharePoint environment. Upon discovery, we promptly contained the incident, disabled the affected credentials, and engaged a third-party forensic firm and outside legal counsel. The incident did not affect our refining or logistics operations, or financial reporting systems, and did not result in any loss of availability of our data. Management has determined, based on information known to date, that the incident is not material and is not reasonably likely to have a material impact on our business, financial condition, or results of operations. Our assessment of applicable notification and other legal obligations remains ongoing.

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

27 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on providing a competitive yield and growing our distribution while maintaining healthy coverage and leverage ratios. To that end, we are focused on growing our asset base through a range of accretive growth opportunities we are seeing in our areas of operation. We are supplementing our organic growth opportunities by accretive bolt-on acquisitions which enhance our full-suite services offering to our customers. A secondary benefit of growing our contribution of third-party cash flows is to continue to increase our economic separation from our sponsor Delek Holdings.
2026 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we began 2026, we prioritized the following Strategic Focus Areas:
I.Achieve Strong Cash Flow Growth
II.Pursue Attractive Expansion Opportunities
III.Engage in Mutually Beneficial Transactions with Delek Holdings
IV.Optimize Our Existing Assets and Expand Our Customer Base
V.Enhance our Commitment to Sustainability and Minimize our Carbon Emissions
We are a full-suite provider offering integrated crude, gas and water services to the Partnership's customers in the Permian Basin. We operate in the most prolific part of the Permian Basin, and we continue to be focused on growth opportunities given our advantageous location in the Midland and the Delaware Basins. We believe that opportunities exist in crude, natural gas and water which will continue to enhance our gathering and processing segment. We continue to focus on expanding our natural gas processing capabilities, adding AGI and sour gas processing capabilities at our Libby complex, positioning us to be one of the few midstream companies to have a comprehensive sour gas solution to enable incremental crude and natural gas production in Delaware Basin.
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
2026 Strategic Scorecard

Description of Strategic Success	Achieve Strong Cash Flow Growth	Pursue Attractive Expansion Opportunities	Engage in Mutually Beneficial Transactions with Delek Holdings	Optimize Our Existing Assets and Expand Our Third-Party Customer Base
Executed agreements with Delek Holdings to further our economic separation and increase third-party revenue	✓		✓	✓
Completion of debt offering, extending our debt maturity profile and enhancing long-term financial flexibility to support growth initiatives.	✓	✓		✓
Completion of revolver refinancing, further increasing our liquidity to over $1.1 billion	✓	✓		✓
Expansion of our gas treating capabilities, adding AGI and sour gas processing capabilities at our Libby complex	✓	✓		✓

28 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Market Trends
Fluctuations in crude oil, natural gas and NGL prices and the prices of related refined and other hydrocarbon products impact operations in the midstream energy sector. For example, the prices of each of these products have the ability to influence drilling activity in many basins and the amounts of capital spending that crude oil exploration and production companies incur to support future growth. Exploration and production activities have a direct impact on volumes transported through our gathering assets in the geologic basins in which we operate. Additionally, the demand for hydrocarbon-based refined products and related crack spreads significantly impact production decisions of our refining customers and likewise throughputs on our pipelines and other logistics assets. Finally, fluctuations in demand and commodity prices for refined products, as well as the value attributable to RINs, directly impact our wholesale marketing operations, where we are subject to short-term commodity price fluctuations at the rack. Most of the logistics services we provide (including transportation, gathering and processing services) are subject to long-term fee-based contracts with minimum volume commitments or long-term dedicated acreage agreements which mitigate most of our short-term financial risk to price and demand volatility. However, sustained depressed demand/prices over the longer term could not only curb exploration and production expansion opportunities under our agreements, but it could also impact our customers' willingness or ability to renew commercial agreements or result in liquidity or credit constraints that could impact our longer-term relationship with them.
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

•Distributable cash flow - calculated as net cash flow from operating activities adjusted for changes in assets and liabilities, maintenance capital expenditures net of reimbursements, sales-type lease receipts, net of income recognized and other adjustments. The Partnership believes this is an appropriate reflection of a liquidity measure by which users of its financial statements can assess its ability to generate cash.

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

Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$28,871	$44,574	$61,223	$83,608
Add:
Income tax expense	—	245	—	427
Depreciation and amortization	37,405	27,097	73,906	54,813
Proportional interest, taxes, depreciation and amortization from equity-method investments	6,219	6,505	12,915	13,170
Interest expense, net	47,545	18,173	66,852	36,727
EBITDA	$120,040	$96,594	$214,896	$188,745

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$71,198	$107,423	$241,574	$138,973
Changes in assets and liabilities	14,744	(37,602)	(79,488)	(5,522)
Net distributions from equity method investments in investing activities	3,064	3,443	8,089	5,570
Non-cash lease expense	(1,747)	(1,352)	(2,848)	(3,619)
Regulatory and sustaining capital expenditures not distributable (1)	(9,552)	(4,598)	(13,628)	(5,243)
Reimbursement from Delek Holdings for capital expenditures (2)	10	10	22	19
Sales-type lease receipts, net of income recognized	1,488	3,868	4,584	9,027
Other non-cash adjustments	1,164	(1,154)	297	2,538
Distributable cash flow	$80,369	$70,038	$158,602	$141,743
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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Gathering and Processing	$195,139	$117,767	$349,815	$236,370
Wholesale marketing and terminalling	162,728	104,615	280,524	211,314
Storage and transportation	26,893	23,968	51,887	48,596
Total	384,760	246,350	682,226	496,280
Cost of materials and other	238,962	119,361	407,573	248,413
Operating expenses (excluding depreciation and amortization presented below)	43,337	38,074	90,382	79,059
General and administrative expenses	3,280	8,944	7,554	17,808
Depreciation and amortization	37,405	27,097	73,906	54,813
Other operating expense (income), net	(120)	438	906	(3,848)
Operating income	$61,896	$52,436	101,905	100,035
Interest income	(22,545)	(23,538)	(54,830)	(46,085)
Interest expense	70,090	41,711	121,682	82,812
Income from equity method investments	(14,491)	(10,536)	(26,114)	(20,686)
Other income, net	(29)	(20)	(56)	(41)
Total non-operating expenses, net	33,025	7,617	40,682	16,000
Income before income tax expense	28,871	44,819	61,223	84,035
Income tax expense	—	245	—	427
Net income	$28,871	$44,574	61,223	83,608
Comprehensive income	28,871	44,574	$61,223	$83,608
EBITDA(2)	$120,040	$96,594	$214,896	$188,745
Net income per limited partner unit:
Basic	$0.54	$0.83	$1.15	$1.56
Diluted	$0.54	$0.83	$1.15	$1.56
Weighted average limited partner units outstanding:
Basic	53,175,413	53,445,803	53,343,964	53,524,792
Diluted	53,240,181	53,473,271	53,430,114	53,553,227
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

32 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations — Comparison of the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025
Net Revenues
Q2 2026 vs. Q2 2025
Net revenues increased by $138.4 million, or 56.2%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the following:
•increased revenue of $65.9 million in our West Texas marketing operations primarily driven by an increase in average sales prices of gasoline and diesel, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices of gasoline sold increased by $1.06 per gallon and the average prices of diesel sold increased by $1.52 per gallon;
◦the average volumes of gasoline sold increased by 4.9 million gallons, while the average volumes of diesel sold decreased by 1.3 million gallons; and
◦RINs revenue increased by $3.3 million primarily due to increased RINs prices;
•increased revenue of $77.4 million in our gathering and processing segment primarily associated with the Delek Permian Gathering purchasing and blending activities which was transferred from Delek Holdings on May 1, 2025 (the "DPG Dropdown") and increased sales in our Delaware Gathering operations; and
•partially offsetting these increases was a decrease of $6.7 million associated with the termination of a marketing agreement with Delek Holdings, under which we marketed 100% of the refined products output of the Tyler Refinery (the "East Texas Marketing Agreement").
YTD 2026 vs. YTD 2025
Net revenues increased by $185.9 million, or 37.5%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by the following:
•increased revenue of $84.7 million in our West Texas marketing operations primarily driven by increase in average sales prices, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.57 and $0.95 per gallon, respectively;
◦the average volumes of gasoline sold increased by 9.6 million gallons, while the average volumes of diesel sold decreased by 2.1 million gallons; and
◦RINs revenue increased by $5.7 million primarily due to increased RINs prices;
•increased revenue of $113.4 million in our gathering and processing segment primarily associated with the DPG Dropdown and increased sales in our Delaware Gathering operations; and
•partially offsetting these increases was a decrease of $13.4 million associated with the termination of the East Texas Marketing Agreement.

Cost of Materials and Other
Q2 2026 vs. Q2 2025
Cost of materials and other increased by $119.6 million, or 100.2%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the following:
•increase of $66.9 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon and volumes sold; and
•increase of $50.2 million in our gathering and processing segment primarily associated with increased costs associated with our Delaware Gathering operations.

33 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2026 vs. YTD 2025
Cost of materials and other increased by $159.2 million, or 64.1%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•increase of $82.5 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon and volumes sold; and
•increase of $76.1 million in our gathering and processing segment primarily associated with increased costs associated with our Delaware Gathering operations.

Operating Expenses
Q2 2026 vs. Q2 2025
Operating expenses increased by $5.3 million, or 13.8%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the following:
•increase of $8.4 million in outside services, primarily related to professional consulting and contract services;
•increase in employee expenses of $2.4 million, primarily associated with our Midland Water Gathering operations;
•increase in insurance expense of $0.7 million and $0.9 million increase in supplies expense; and
•partially offsetting these increases was a decrease in variable expenses of $4.6 million and a $3.1 million decrease in maintenance and repairs costs.
YTD 2026 vs. YTD 2025
Operating expenses increased by $11.3 million, or 14.3%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•increase of $13.8 million in outside services, primarily related to professional consulting and contract services;
•increase in employee expenses of $3.2 million, primarily associated with our Midland Water Gathering operations;
•increase in insurance expense of $1.7 million and an increase in supplies expense of $1.6 million; and
•partially offsetting these increases was a $5.3 million decrease in maintenance and repairs costs and a $3.1 million decrease in variable expenses.

General and Administrative Expenses
Q2 2026 vs. Q2 2025
General and administrative expenses decreased by $5.7 million, or 63.3%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the following:
•decrease in employee expenses of $2.0 million; and
•decrease in outside services of $2.4 million.
YTD 2026 vs. YTD 2025
General and administrative expenses decreased by $10.3 million, or 57.6%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•decrease in employee expenses of $2.7 million;
•decrease in outside services of $3.4 million; and
•decrease in insurance expense of $2.9 million.

34 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and Amortization
Q2 2026 vs. Q2 2025
Depreciation and amortization increased by $10.3 million, or 38.0%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the following:
•additional assets associated with the gas plant expansion; and
•additional equipment under finance leases.
YTD 2026 vs. YTD 2025
Depreciation and amortization increased by $19.1 million, or 34.8%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•additional assets associated with the gas plant expansion; and
•additional equipment under finance leases.

Other operating expense (income), net
Q2 2026 vs. Q2 2025
Other operating income, net increased by $0.6 million or 127.4%, in the second quarter of 2026 compared to the second quarter of 2025.
YTD 2026 vs. YTD 2025
Other operating income, net decreased by $4.8 million, or 123.5%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by $4.3 million in condemnation proceeds received in the first quarter of 2025.

Interest Income
Q2 2026 vs. Q2 2025
Interest income decreased by $1.0 million, or 4.2% in the second quarter of 2026 compared to the second quarter of 2025.
YTD 2026 vs. YTD 2025
Interest income increased by $8.7 million, or 19.0%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•the modification of certain sales type leases associated with the Tyler refinery tank and El Dorado tank and terminal assets being sold to Delek Holdings under the Intercompany Agreements; and
•partially offset by the termination of income from sales type lease associated the El Dorado rail facility assets sold to Delek Holdings on January 2, 2026.

Interest Expense
Q2 2026 vs. Q2 2025
Interest expense increased by $28.4 million, or 68.0%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by:
•increase of $21.4 million due to loss on extinguishment of debt related to the redemption of our 7.125% senior notes and the partial redemption of our 8.625% senior notes;
•increase of $12.2 million primarily due to the issuances of the $700 million senior note during the second quarter of 2025 and the 2034 Notes during the second quarter of 2026; and
•partially offsetting these increases was a decrease associated with our revolver primarily due to decreased average balance.

35 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2026 vs. YTD 2025
Interest expense increased by $38.9 million, or 46.9%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•increase of $23.0 million due to loss on extinguishment of debt related to the amendment of our revolving credit facility, the redemption of our 7.125% senior notes and the partial redemption of our 8.625% senior notes.
•increase of $25.2 million primarily due to the issuances of the $700 million senior note during the second quarter 2025 and the 2034 Notes during the second quarter of 2026; and
•partially offsetting these increases was a decrease associated with our revolver primarily due to decreased average balance.

Results from Equity Method Investments
Q2 2026 vs. Q2 2025
Income from equity method investments increased by $4.0 million, or 37.5%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to the following:
•increase of $3.0 million from our investment in in Wink to Webster Holdings, LLC ("W2W"); and
•increase of $1.0 million from our investment in Red River Pipeline Company LLC ("Red River").
YTD 2026 vs. YTD 2025
Income from equity method investments increased by $5.4 million, or 26.2%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the following:
•increase of $6.8 million and $0.6 million from our investments in W2W and Red River, respectively; and
•partially offsetting this increase was a $2.0 million decrease in income from our investments in other joint ventures.

36 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and six months ended June 30, 2026 and 2025:

Gathering and Processing
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$195,139	$117,767	$349,815	$236,370
Cost of materials and other	$71,939	$21,748	$122,240	$46,092
Operating expenses (excluding depreciation and amortization)	$29,739	$31,516	$62,178	$62,097
Segment EBITDA	$93,386	$63,947	$164,006	$131,886

Throughputs (bpd(1))
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
El Dorado Assets:
Crude pipelines (non-gathered)	74,197	71,220	68,068	66,580
Refined products pipelines to Enterprise Systems	52,059	53,597	48,379	54,797
El Dorado Gathering System	9,737	9,983	9,485	10,151
East Texas Crude Logistics System	34,259	33,101	30,791	30,027
Midland Gathering System	209,957	207,183	214,057	209,059
Plains Connection System	176,680	158,881	194,421	169,004

Delaware Gathering Assets Volumes
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Natural Gas Gathering and Processing (Mcfd(2))	80,715	60,940	72,355	60,378
Crude Oil Gathering (bpd(1))	157,156	137,167	143,380	129,737
Water Disposal and Recycling (bpd(1))	105,396	116,504	108,269	122,468

Midland Water Gathering System Volumes
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Water Disposal and Recycling (bpd(1))(3)	701,435	600,891	679,223	613,817
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) Includes freshwater sales of 119,653 bpd and 119,383 bpd for the three and six months ended June 30, 2026, respectively, and 14,765 bpd and 13,697 bpd for the three and six months ended June 30, 2025, respectively.

Comparison of the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025
Net Revenues
Q2 2026 vs. Q2 2025
Net revenues for the gathering and processing segment increased by $77.4 million, or 65.7%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the DPG Dropdown and increased sales in our Delaware Gathering operations.
YTD 2026 vs. YTD 2025
Net revenues for the gathering and processing segment increased by $113.4 million, or 48.0%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the DPG Dropdown and increased sales in our Delaware Gathering operations.

37 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Materials and Other
Q2 2026 vs. Q2 2025
Cost of materials and other for the gathering and processing segment increased by $50.2 million, or 230.8%, in the second quarter of 2026 compared to the second quarter of 2025, driven primarily by increased costs associated with our Delaware Gathering operations.
YTD 2026 vs. YTD 2025
Cost of materials and other for the gathering and processing segment increased by $76.1 million, or 165.2%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven primarily by increased costs associated with our Delaware Gathering operations.

Operating Expenses
Q2 2026 vs. Q2 2025
Operating expenses for the gathering and processing segment decreased by $1.8 million, or 5.6%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the following:
•decrease in variable expenses of $3.9 million and maintenance and repair costs of $3.2 million; and
•partially offset by increase in outside services costs of $3.0 million primarily related to professional consulting and contract services, and $2.0 million increase in employee costs.
YTD 2026 vs. YTD 2025
Operating expenses for the gathering and processing segment increased by $0.1 million, or 0.1%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•increase in outside services costs of $6.6 million and employee costs of $2.8 million; and
•partially offset by decrease in variable expenses of $2.8 million and maintenance and repairs costs of $5.6 million.

EBITDA
Q2 2026 vs. Q2 2025
EBITDA increased by $29.4 million, or 46.0%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the DPG Dropdown.
YTD 2026 vs. YTD 2025
EBITDA increased by $32.1 million, or 24.4%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the DPG Dropdown.

38 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and six months ended June 30, 2026 and 2025:

Wholesale Marketing and Terminalling
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$162,728	$104,615	$280,524	$211,314
Cost of materials and other	$151,562	$84,496	$256,694	$174,149
Operating expenses (excluding depreciation and amortization)	$2,551	$1,171	$5,423	$4,970
Segment EBITDA	$8,610	$18,939	$18,372	$32,176

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
East Texas - Tyler Refinery sales volumes (average bpd) (1)	—	67,516	—	67,695
West Texas marketing throughputs (average bpd)	4,191	10,757	7,960	10,791
West Texas marketing gross margin per barrel	$2.88	$4.12	$3.65	$2.88
Terminalling throughputs (average bpd) (2)	159,363	150,971	147,619	144,030
(1) East Texas Marketing agreement was terminated on January 1, 2026.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025
Net Revenues
Q2 2026 vs. Q2 2025
Net revenues for the wholesale marketing and terminalling segment increased by $58.1 million, or 55.5%, in the second quarter of 2026 compared to the second quarter of 2025, driven primarily by the following:
•Increased revenue of $65.9 million in our West Texas marketing operations primarily driven by an increase in average sales prices of gasoline and diesel, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices of gasoline sold increased by $1.06 per gallon and the average prices of diesel sold increased by $1.52 per gallon;
◦the average volumes of gasoline sold increased by 4.9 million, while the average volumes of diesel sold decreased by 1.3 million gallons;
◦RINs revenue increased $3.3 million primarily due to increased RINs prices.
•Partially offsetting this increase was a decrease of $6.7 million associated with the termination of the East Texas Marketing Agreement.
YTD 2026 vs. YTD 2025
Net revenues for the wholesale marketing and terminalling segment increased by $69.2 million, or 32.8%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•increased revenue of $84.7 million in our West Texas marketing operations primarily driven by increase in average sales prices, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.57 and $0.95 per gallon, respectively;
◦the average volumes of gasoline sold increased by 9.6 million gallons, while the average volumes of diesel sold decreased by 2.1 million gallons; and
◦RINs revenue increased by $5.7 million primarily due to increased RINs prices.
•Partially offsetting this increase was a decrease of $13.4 million associated with the termination of the East Texas Marketing Agreement.

39 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and six months ended June 30, 2026 and 2025.

Cost of Materials and Other
Q2 2026 vs. Q2 2025
Cost of materials and other for the wholesale marketing and terminalling segment increased by $67.1 million, or 79.4%, in the second quarter of 2026 compared to the second quarter of 2025, driven primarily by the following:
•increased costs of materials and other of $66.9 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon of gasoline and diesel sold and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $1.11 per gallon and $1.68 per gallon, respectively; and
◦the volumes of gasoline sold increased by 4.9 million, while diesel sold decreased by 1.3 million gallons, respectively.
YTD 2026 vs. YTD 2025
Cost of materials and other for the wholesale marketing and terminalling segment increased by $82.5 million, or 47.4%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•increased costs of materials and other of $82.5 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.57 per gallon and $1.06 per gallon, respectively; and
◦the volumes of gasoline sold increased by 9.6 million gallons, while diesel sold decreased by 2.1 million gallons.

40 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and six months ended June 30, 2026 and 2025. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q2 2026 vs. Q2 2025
Operating expenses for the wholesale marketing and terminalling segment increased by $1.4 million, or 117.8%, in the second quarter of 2026 compared to the second quarter of 2025, driven primarily by an increase in outside service costs primarily related to professional services and contract labor.
YTD 2026 vs. YTD 2025
Operating expenses for the wholesale marketing and terminalling segment increased by $0.5 million or 9.1%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven primarily by an increase in outside service costs primarily related to professional services and contract labor.

EBITDA
Q2 2026 vs. Q2 2025
EBITDA decreased by $10.3 million, or 54.5%, in the second quarter of 2026 compared to the second quarter of 2025, driven primarily by the following:
•the termination of the East Texas Marketing Agreement; and
•a decrease in wholesale margins of $1.24 per barrel.
YTD 2026 vs. YTD 2025
EBITDA decreased by $13.8 million, or 42.9%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by the following:
•the termination of the East Texas Marketing Agreement; and
•partially offset by a $0.77 per barrel increase in wholesale margins.

41 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and six months ended June 30, 2026 and 2025:

Storage and Transportation
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$26,893	$23,968	$51,887	$48,596
Cost of materials and other	$13,934	$13,090	$27,072	$28,117
Operating expenses (excluding depreciation and amortization)	$5,377	$3,794	$11,503	$8,955
Segment EBITDA	$7,611	$7,027	$13,366	$11,441

Operational comparison of the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025
Net Revenues
Q2 2026 vs. Q2 2025
Net revenues for the storage and transportation segment increased by $2.9 million, or 12.2%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to higher volume in our trucking operations.
YTD 2026 vs. YTD 2025
Net revenues for the storage and transportation segment increased by $3.3 million, or 6.8%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher volume in our trucking operations.

Cost of Materials and Other
Q2 2026 vs. Q2 2025
Cost of materials and other for the storage and transportation segment increased by $0.8 million, or 6.4%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by increased trucking activity.
YTD 2026 vs. YTD 2025
Cost of materials and other for the storage and transportation segment decreased by $1.0 million, or 3.7%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Operating Expenses
Q2 2026 vs. Q2 2025
Operating expenses for the storage and transportation segment increased by $1.6 million, or 41.7%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by an increase in outside service costs.
YTD 2026 vs. YTD 2025
Operating expenses for the storage and transportation segment increased by $2.5 million, or 28.5%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by an increase in outside service costs.

EBITDA
Q2 2026 vs. Q2 2025
EBITDA increased by $0.6 million, or 8.3%, in the second quarter of 2026 compared to the second quarter of 2025.
YTD 2026 vs. YTD 2025
EBITDA increased by $1.9 million, or 16.8%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily driven by an increase in volume in our trucking operations.

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
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and six months ended June 30, 2026.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At June 30, 2026, our total liquidity amounted to $1,065.6 million comprised of $1,051.9 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 6 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $13.7 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On July 22, 2026, the board of directors of our general partner declared a distribution of $1.135 per common unit (the "Distribution"), which equates to an estimated amount of approximately $60.4 million per quarter, or approximately $241.5 million per year, based on the number of common units outstanding as of June 30, 2026. The Distribution will be paid on August 10, 2026, to common unitholders of record on August 3, 2026, and represents a 1.8% increase over the second quarter 2025 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

43 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,202
March 31, 2026	$1.130	$60,080
June 30, 2026	$1.135	$60,379

Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into a Common Unit Purchase Agreement whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the six months ended June 30, 2025, 243,075 common units were repurchased from Delek Holdings and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the six months ended June 30, 2026. As of June 30, 2026, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2026, and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$241,574	$138,973
Net cash used in investing activities	(109,091)	(347,683)
Net cash (used in) provided by financing activities	(129,670)	204,762
Net increase (decrease) in cash and cash equivalents	$2,813	$(3,948)

Operating Activities
Net cash provided by operating activities increased by $102.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The cash receipts from customer activities increased by $203.5 million. Additionally contributing to the increase was a $10.7 million increase in cash dividends received from equity method investments.
Partially offsetting these increases was a $20.5 million increase in cash paid for debt interest, and an increase of $91.0 million in cash payments to suppliers and for allocations to Delek Holdings for salaries.
Investing Activities
Net cash used in investing activities decreased by $238.6 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a decrease of $181.2 million associated with the Gravity Acquisition in the prior year with no corresponding activity in the current year. Purchases of property, plant and equipment decreased by $61.9 million primarily associated with higher growth projects in our gathering and processing segment in the prior year period. Also contributing to this decrease was an increase in distributions received from equity method investments of $2.5 million.
Partially offsetting this decrease was a decrease in proceeds from sale of property, plant and equipment of $4.8 million compared to the prior year and a $2.2 million increase in purchase of intangible assets.
Financing Activities
Net cash used in financing activities increased by $334.4 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily driven by an increase in net payments on our term debt of $700 million, resulting from the redemption of certain of our senior notes and issuance of our 6.875% senior notes. Additionally contributing to this increase was an increase in deferred financing costs paid of $12.6 million, debt extinguishment costs paid of $17.8 million and a $3.2 million increase in cash used for other financing activities.
Partially offsetting the increase was an increase in net proceeds from our revolving credit facility of $390.8 million and a decrease of $10.0 million due to unit repurchases from Delek Holdings in the prior period.

44 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Debt Overview
As of June 30, 2026, we had total indebtedness of $2,398.1 million. The increase of $36.3 million in our long-term debt balance compared to the balance at December 31, 2025, resulted primarily from an increase in borrowings under our revolving facility during the six months ended June 30, 2026. As of June 30, 2026, our total indebtedness consisted of:
•An aggregate principal amount of $248.1 million under the DKL Revolving Facility, due on March 26, 2031, with an average borrowing rate of 6.05%.
•An aggregate principal amount of $650.0 million, under the 2029 Notes (8.625% senior notes), due in 2029, with an effective interest rate of 8.80%.
•An aggregate principal amount of $700.0 million, under the 2033 Notes (7.375% senior notes), due in 2033, with an effective interest rate of 7.63%.
•An aggregate principal amount of $800.0 million, under the 2034 Notes (6.875% senior notes), due in 2034, with an effective interest rate of 7.15%.
We believe we were in compliance with the covenants in all debt facilities as of June 30, 2026. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

45 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the six months ended June 30, 2026:

(in thousands)	Full Year 2026 Forecast	Six Months Ended June 30, 2026 (1)
Gathering and Processing
Regulatory	$—	$2,847
Sustaining	17,000	9,396
Growth	209,600	92,237
Gathering and Processing Segment Total	$226,600	$104,480
Wholesale Marketing and Terminalling
Regulatory	$12,000	$54
Sustaining	—	41
Growth	600	388
Wholesale Marketing and Terminalling Segment Total	$12,600	$483
Storage and Transportation
Regulatory	$—	$13
Sustaining	16,000	880
Growth	—	—
Storage and Transportation Segment Total	$16,000	$893
Total Capital Spending	$255,200	$105,856
(1) Amounts exclude capitalized interest and internal labor costs totaling $4.8 million, which are predominantly associated with our gathering and processing segment.

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
Interest Rate Risk
Debt that we incur under the DKL Credit Facility bears interest at floating rates and will expose us to interest rate risk. The outstanding floating rate borrowings totaled approximately $248.1 million as of June 30, 2026. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2026, would be to change interest expense by approximately $2.5 million.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

48 |

Other Information
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.		Description
4.1
Indenture, dated as of May 14, 2026, among the Partnership, Finance Corp., the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of the Partnership’s Form 8-K filed on May 14, 2026).

4.2		Form of 6.875% Senior Note due 2034 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Partnership’s Form 8-K filed on May 14, 2026).
31.1	#	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of Delek Logistics GP, LLC's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of Delek Logistics GP, LLC's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
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

49 |

Signatures
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Delek Logistics Partners, LP
By: Delek Logistics GP, LLC
Its General Partner

By: /s/ Avigal Soreq
Avigal Soreq
President and Chairman of the Board
(Principal Executive Officer)

By: /s/ Robert Wright
Robert Wright
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 5, 2026

50 |