Form 10-Q
period 2026-09-30
Delek Logistics Partners, LP
filed 2026-11-06
CIK 1552797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 30, 2026, there were 57,811,596 common limited partner units outstanding.

Table of Contents
Delek Logistics Partners, LP
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

PART I. FINANCIAL INFORMATION				PART II. OTHER INFORMATION

3	Item 1. Financial Statements (unaudited)			48	Item 1. Legal Proceedings
	3	Condensed Consolidated Balance Sheets
	4	Condensed Consolidated Statements of Income and Comprehensive Income		48	Item 1A. Risk Factors
	5	Condensed Consolidated Statements of Partners' Equity (Deficit)
	6	Condensed Consolidated Statements of Cash Flows		49	Item 5. Other Information
	7	Notes to the Condensed Consolidated Financial Statements
		7	Note 1 - Organization and Basis of Presentation	49	Item 6. Exhibits
		8	Note 2 - Acquisitions
		9	Note 3 - Related Party Transactions	50	Signatures
		12	Note 4 - Revenues
		13	Note 5 - Net Income Per Unit
		13	Note 6 - Long-Term Obligations
		15	Note 7 - Equity
		17	Note 8 - Equity Method Investments
		17	Note 9 - Segments
		21	Note 10 - Commitments and Contingencies
		21	Note 11 - Leases
		22	Note 12 - Subsequent Events

23	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	32	Summary of Financial and Other Information
	33	Results of Operations
		33	Consolidated
		37	Gathering and Processing
		39	Wholesale Marketing and Terminalling
		42	Storage and Transportation
		43	Investments in Pipeline Joint Ventures
	43	Liquidity and Capital Resources

47	Item 3. Quantitative and Qualitative Disclosures about Market Risk

47	Item 4. Controls and Procedures

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except unit and per unit data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$49,001	$10,892
Accounts receivable	115,696	114,544
Accounts receivable from related parties	258,701	216,641
Lease receivable - affiliate	39,038	36,362
Inventory	26,615	17,913
Other current assets	5,267	4,416
Total current assets	494,318	400,768
Property, plant and equipment:
Property, plant and equipment	1,990,620	1,827,530
Less: accumulated depreciation	(490,113)	(403,523)
Property, plant and equipment, net	1,500,507	1,424,007
Equity method investments	345,941	340,070
Customer relationship intangibles, net	216,373	233,022
Other intangibles, net	148,234	137,439
Goodwill	12,203	12,203
Operating lease right-of-use assets	7,978	11,683
Finance lease right-of-use assets	29,138	27,802
Net investment in leases - affiliate	153,797	185,656
Other non-current assets	13,571	6,618
Total assets	$2,922,060	$2,779,268
LIABILITIES AND PARTNERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$508,529	$292,908
Interest payable	36,488	30,557
Excise and other taxes payable	17,205	16,569
Current portion of operating lease liabilities	1,834	3,027
Current portion of finance lease liabilities	10,529	8,310
Accrued expenses and other current liabilities	4,604	5,122
Total current liabilities	579,189	356,493
Non-current liabilities:
Long-term debt, net of current portion	2,125,612	2,344,420
Operating lease liabilities, net of current portion	2,125	3,551
Finance lease liabilities, net of current portion	19,910	20,289
Asset retirement obligations	27,270	24,278
Other non-current liabilities	28,351	24,123
Total non-current liabilities	2,203,268	2,416,661

Partners' (deficit) equity:
Common unitholders - public; 24,302,578 units issued and outstanding at September 30, 2026 (19,643,923 at December 31, 2025)	705,747	510,376
Common unitholders - Delek Holdings; 33,508,831 units issued and outstanding at September 30, 2026, exclusive of 359,372 issued units held by the Partnership in treasury (33,868,203 issued and outstanding at December 31, 2025)	(566,144)	(504,262)
Total partners' (deficit) equity	139,603	6,114
Total liabilities and partners' (deficit) equity	$2,922,060	$2,779,268
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Affiliate (1)	$184,201	$131,016	$555,655	$371,420
Third party	188,242	130,261	499,014	386,137
Net revenues	372,443	261,277	1,054,669	757,557
Cost of sales:
Cost of materials and other - affiliate (1)	116,230	85,486	373,370	259,863
Cost of materials and other - third party	111,261	44,238	261,694	118,274
Operating expenses (excluding depreciation and amortization presented below)	46,414	43,472	135,804	121,627
Depreciation and amortization	38,257	34,128	110,524	86,505
Total cost of sales	312,162	207,324	881,392	586,269
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	346	381	1,338	1,285
General and administrative expenses	5,853	4,520	13,407	22,328
Depreciation and amortization	237	671	1,876	3,107
Other operating expense (income), net	374	3,013	1,280	(835)
Total operating costs and expenses	318,972	215,909	899,293	612,154
Operating income	53,471	45,368	155,376	145,403
Non-operating (income) expenses:
Interest income	(23,211)	(26,716)	(78,041)	(72,801)
Interest expense	49,383	47,991	171,065	130,803
Income from equity method investments	(20,581)	(21,878)	(46,695)	(42,564)
Other (income) expense, net	23	67	(33)	26
Total non-operating expenses (income), net	5,614	(536)	46,296	15,464
Income before income tax expense	47,857	45,904	109,080	129,939
Income tax expense	439	344	439	771
Net income	47,418	45,560	108,641	129,168
Comprehensive income	$47,418	$45,560	$108,641	$129,168
Net income per unit:
Basic	$0.85	$0.85	$2.01	$2.41
Diluted	$0.85	$0.85	$2.00	$2.41
Weighted average common units outstanding:
Basic	55,600,366	53,467,306	54,104,363	53,505,419
Diluted	55,676,196	53,519,572	54,194,042	53,540,795
(1) See Note 3 for a description of our material affiliate revenue and purchases transactions.

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Partners' Equity (Deficit) (Unaudited)
(in thousands)

	Common - Public	Common - Delek Holdings	Total
Balance as of June 30, 2026	$488,877	$(558,168)	$(69,291)
Cash distributions	(22,345)	(38,033)	(60,378)
Net income	18,573	28,845	47,418
Issuance of units	220,239	—	220,239
Other	403	1,212	1,615
Balance as of September 30, 2026	$705,747	$(566,144)	$139,603

	Common - Public	Common - Delek Holdings	Total
Balance as of June 30, 2025	$519,930	$(487,939)	$31,991
Cash distributions	(21,849)	(37,763)	(59,612)
Net income	16,698	28,862	45,560
Distributions	—	(1,484)	(1,484)
Other	105	912	1,017
Balance as of September 30, 2025	$514,884	$(497,412)	$17,472

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2025	$510,376	$(504,262)	$6,114
Cash distributions	(66,660)	(114,000)	(180,660)
Net income	41,121	67,520	108,641
Issuance of units	220,239	—	220,239
Units transferred from Delek Holdings held in Treasury	—	(19,000)	(19,000)
Other	671	3,598	4,269
Balance as of September 30, 2026	$705,747	$(566,144)	$139,603

	Common - Public	Common - Delek Holdings	Total
Balance as of December 31, 2024	$440,957	$(405,429)	$35,528
Cash distributions	(65,184)	(113,050)	(178,234)
Net income	47,245	81,923	129,168
Issuance of units	91,511	—	91,511
Unit repurchase	—	(10,000)	(10,000)
Distributions	—	(53,424)	(53,424)
Other	355	2,568	2,923
Balance as of September 30, 2025	$514,884	$(497,412)	$17,472

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements
Delek Logistics Partners, LP
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$108,641	$129,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,400	89,612
Non-cash lease expense	3,605	5,045
Amortization of deferred revenue	(5,670)	(2,102)
Amortization of deferred financing costs and debt discount	4,867	4,274
Income from equity method investments	(46,695)	(42,564)
Dividends from equity method investments	32,469	21,424
Loss on extinguishment of debt	23,005	—
Other non-cash adjustments	9,058	4,094
Changes in assets and liabilities:
Accounts receivable	(1,152)	(20,658)
Inventories and other current assets	(9,553)	(2,788)
Accounts payable and other current liabilities	221,002	269,392
Accounts receivable/payable to related parties	(42,060)	(263,622)
Net investment in leases - affiliate	10,183	7,717
Non-current assets and liabilities, net	9,422	(5,082)
Net cash provided by operating activities	429,522	193,910
Cash flows from investing activities:
Purchases of property, plant and equipment	(167,194)	(237,143)
Proceeds from sales of property, plant and equipment	104	3,408
Purchases of intangible assets	(12,137)	(8,914)
Business combination, net of cash acquired	—	(181,180)
Distributions from equity method investments	8,355	12,168
Net cash used in investing activities	(170,872)	(411,661)
Cash flows from financing activities:
Distributions to common unitholders - public	(66,660)	(65,184)
Distributions to common unitholders - Delek Holdings	(114,000)	(113,050)
Proceeds from term debt	800,000	700,000
Payments on term debt	(800,000)	—
Proceeds from revolving facility	1,608,600	1,106,900
Payments on revolving facility	(1,820,450)	(1,385,450)
Unit repurchase	—	(10,000)
Proceeds from issuance of common units, net of underwriters' discount	220,239	—
Deferred financing costs paid	(23,679)	(10,854)
Debt extinguishment costs paid	(17,837)	—
Other financing activities	(6,754)	(3,083)
Net cash (used in) provided by financing activities	(220,541)	219,279
Net increase in cash and cash equivalents	38,109	1,528
Cash and cash equivalents at the beginning of the period	10,892	5,384
Cash and cash equivalents at the end of the period	$49,001	$6,912

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $3.3 million and $7.0 million in the 2026 and 2025 periods, respectively	$137,262	$129,334
Non-cash investing activities:
Units transferred from Delek Holdings held in Treasury	$19,000	$—
Inventory received in connection with DPG Dropdown	$—	$6,860
Forgiveness of related party receivable in connection with DPG Dropdown	$—	$58,800
Common units issued in connection with Gravity Acquisition	$—	$91,511
(Decrease) increase in accrued capital expenditures	$(1,944)	$3,619
Non-cash financing activities:
Lease liability arising from obtaining operating right-of-use assets during the period	$—	$33,110
Lease liability arising from obtaining finance right-of-use assets during the period	$8,639	$—
Decrease in right-of-use assets due to lease terminations during the period	$332	$1,176

See accompanying notes to the condensed consolidated financial statements

6 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Delek Logistics Partners, LP
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
As used in this report, the terms "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. The Partnership is a Delaware limited partnership formed in April 2012 by Delek US Holdings, Inc. ("Delek Holdings") and its subsidiary Delek Logistics GP, LLC, our general partner. The Partnership provides gathering, pipeline and other transportation services primarily for crude oil and natural gas customers, storage, wholesale marketing and terminalling services primarily for intermediate and refined product customers, and water disposal and recycling services through its owned assets and joint ventures located primarily in the Permian Basin and other select areas in the Gulf Coast region. The Partnership serves a broad range of third-party customers. Certain Partnership assets have long-term commercial agreements with Delek Holdings.
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
Accounting Pronouncements Not Yet Adopted
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)
In May 2026, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"), which establishes the first comprehensive GAAP framework for recognizing, measuring, presenting and disclosing environmental credits and related compliance obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities are required to apply the amendments on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption. Early adoption is permitted at the beginning of an annual reporting period. We do not expect the adoption of ASU 2026-02 to have a material impact on our financial position, results of operations, cash flows and related disclosures.
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

2. Acquisitions
Gravity Acquisition
On January 2, 2025, we purchased 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken (the "Gravity Acquisition") for total consideration of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash, consisting of a cash deposit of $22.8 million paid in December 2024, upon execution of the purchase agreement and $186.5 million paid at closing, and 2,175,209 of common units.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.
Determination of Purchase Price
The table below presents the purchase price (in thousands):

Base purchase price:	$291,561
Plus: Adjusted Net Working Capital (as defined in the Gravity Acquisition Agreement)	3,814
Plus: Various closing adjustments	5,433
Adjusted purchase price	$300,808

Cash paid	$209,297
Fair value of common units issued	91,511
Purchase price	$300,808

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

9 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Other Agreements with Delek Holdings
In addition to the commercial agreements described above, the Partnership has entered into the following agreements with Delek Holdings:
Omnibus Agreement
On November 7, 2012, the Partnership entered into an omnibus agreement with Delek Holdings, our general partner, Delek Logistics Operating, LLC, Lion Oil Company, LLC and certain of the Partnership’s and Delek Holdings' other subsidiaries, which has been amended and restated from time to time in connection with transactions with Delek Holdings (collectively, as amended and restated, the "Omnibus Agreement"). The Omnibus Agreement governs the provision of certain operational services and reimbursement obligations, among other matters, between the Partnership and Delek Holdings, and obligates us to pay an annual fee of $13.0 million to Delek Holdings for its provision of centralized corporate services to the Partnership. Effective July 1, 2026, the annual fee was increased by $8.0 million. Pursuant to Intercompany Agreements (as defined below), Delek Holdings waived Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
Pursuant to the terms of the Omnibus Agreement, we are reimbursed by Delek Holdings for certain capital expenditures. These amounts are recorded in other long-term liabilities and are amortized to revenue over the life of the underlying revenue agreement corresponding to the asset. There were no reimbursements by Delek Holdings during the three and nine months ended September 30, 2026, and 2025. Additionally, we are reimbursed or indemnified, as the case may be, for costs incurred in excess of certain amounts related to certain asset failures, pursuant to the terms of the Omnibus Agreement. As of September 30, 2026, and December 31, 2025, there was no receivable from related parties for these matters. These reimbursements are recorded as reductions to operating expense. There were no reimbursements for these matters in each of the three and nine month periods ended September 30, 2026, and 2025.
Asset Purchase Agreements with Delek Holdings
On January 30, 2026, the Partnership entered into asset purchase agreements with Delek Holdings (collectively, the "Intercompany Agreements"). Pursuant to these agreements, the Partnership agreed to sell a Tyler refinery tank to Delek Holdings for total consideration of $19.0 million (the "Tyler Tank Sale") and to sell El Dorado tank and terminal assets to Delek Holdings for total consideration of $66.0 million (the "El Dorado Terminal Sale").
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
On May 1, 2025, the Partnership and Delek Holdings, entered into an asset purchase agreement (the "El Dorado Purchase Agreement"), whereby the Partnership agreed to sell the related El Dorado rail facility assets to Delek Holdings for cash consideration of $25.0 million (the "El Dorado Sale”). The El Dorado Sale closed on January 2, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
On May 1, 2025, the Partnership entered into an agreement to terminate, in its entirety, the marketing agreement with Delek Holdings, under which we marketed 100% of the refined products output of the Tyler Refinery, effective as of January 1, 2026.
Summary of Transactions
Income from affiliates consist primarily of revenues from gathering, transportation, storage, offloading, Renewable Identification Numbers, wholesale marketing and products terminalling services provided primarily to Delek Holdings under commercial agreements based on regulated tariff rates or contractually based fees and product sales, and interest income associated with those commercial agreements classified as sales-type leases. Affiliate operating expenses are primarily comprised of amounts we reimburse Delek Holdings, or our general partner, as the case may be, for the services provided to us under the Partnership Agreement. These expenses could also include reimbursement and indemnification amounts from Delek Holdings, as provided under the Omnibus Agreement. Additionally, the Partnership is required to reimburse Delek Holdings for direct or allocated costs and expenses incurred by Delek Holdings on behalf of the Partnership and for charges Delek Holdings incurred for the management and operation of our logistics assets, including an annual fee for various centralized corporate services, which are included in general and administrative expenses. In addition to these transactions, we purchase refined products and bulk biofuels from Delek Holdings, the costs of which are included in Cost of materials and other-affiliate in the accompanying condensed consolidated statements of income and comprehensive income.

10 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
A summary of income, purchases and expense transactions with Delek Holdings and its affiliates are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$184,201	$131,016	$555,655	$371,420
Interest income from sales-type leases	$23,147	$26,688	$77,913	$72,768
Purchases from Affiliates	$116,230	$85,486	$373,370	$259,863
Operating and maintenance expenses	$25,070	$23,076	$77,371	$66,169
General and administrative expenses	$4,953	$4,540	$8,066	$9,874

Quarterly Cash Distributions

Date of Distribution	Distributions paid to Delek Holdings (in thousands)
February 12, 2026	$38,102
May 11, 2026	37,865
August 10, 2026	38,033
November 10, 2026 (1)	38,200
Total	$152,200

February 11, 2025	$37,693
May 15, 2025	37,594
August 14, 2025	37,763
November 13, 2025	37,932
Total	$150,982
(1) On October 23, 2026, the board of directors of our general partner declared this quarterly cash distribution based on the available cash as of the date of determination. Distributions presented are estimated based on common units held by Delek Holdings as of September 30, 2026, and may differ from amounts actually paid.

11 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
4. Revenues
The following table represents a disaggregation of revenue for the gathering and processing, wholesale marketing and terminalling, and storage and transportation segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$19,670	$—	$1,209	$20,879
Service Revenue - Affiliate	3,130	590	17,797	21,517
Product Revenue - Third Party	120,344	47,019	—	167,363
Product Revenue - Affiliate	2,063	81,984	—	84,047
Lease Revenue - Affiliate	58,698	11,525	8,414	78,637
Total Revenue	$203,905	$141,118	$27,420	$372,443

	Three Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$18,770	$—	$1,292	$20,062
Service Revenue - Affiliate	3,386	7,584	14,856	25,826
Product Revenue - Third Party	62,274	47,925	—	110,199
Product Revenue - Affiliate	976	41,671	—	42,647
Lease Revenue - Affiliate	46,803	7,561	8,179	62,543
Total Revenue	$132,209	$104,741	$24,327	$261,277

	Nine Months Ended September 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$64,401	$—	$3,804	$68,205
Service Revenue - Affiliate	9,457	1,736	50,732	61,925
Product Revenue - Third Party	313,045	117,764	—	430,809
Product Revenue - Affiliate	4,630	275,962	—	280,592
Lease Revenue - Affiliate	162,187	26,180	24,771	213,138
Total Revenue	$553,720	$421,642	$79,307	$1,054,669

	Nine Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Consolidated
Service Revenue - Third Party	$57,750	$—	$4,224	$61,974
Service Revenue - Affiliate	9,844	22,242	44,585	76,671
Product Revenue - Third Party	181,999	142,164	—	324,163
Product Revenue - Affiliate	4,859	127,530	—	132,389
Lease Revenue - Affiliate	114,127	24,119	24,114	162,360
Total Revenue	$368,579	$316,055	$72,923	$757,557

As of September 30, 2026, we expect to recognize approximately $420.0 million in service revenues related to our unfulfilled performance obligations pertaining to the minimum volume commitments and capacity utilization under the non-cancelable terms of our commercial agreements with Delek Holdings. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms. We disclose information about remaining performance obligations that have original expected durations of greater than one year.

12 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Our unfulfilled performance obligations as of September 30, 2026, were as follows (in thousands):

Remainder of 2026	$33,850
2027	134,384
2028	86,217
2029	76,788
2030 and thereafter	88,778
Total expected revenue on remaining performance obligations	$420,017

5. Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted-average number of outstanding common units. Diluted net income per unit includes the effects of potentially dilutive units on our common units. As of September 30, 2026 and 2025, the only potentially dilutive units outstanding were unvested phantom units. During the nine months ended September 30, 2026, the Partnership issued 4,600,000 common units in connection with a public offering completed on August 14, 2026. These units are included in the weighted-average unit count from the date of issuance. See Note 7 for further discussion of unit activity during the period.
The calculation of net income per unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$47,418	$45,560	$108,641	$129,168
Weighted average common units outstanding, basic	55,600,366	53,467,306	54,104,363	53,505,419
Dilutive effect of unvested phantom units	75,830	52,266	89,679	35,376
Weighted average common units outstanding, diluted	55,676,196	53,519,572	54,194,042	53,540,795
Net income per unit:
Basic	$0.85	$0.85	$2.01	$2.41
Diluted (1)	$0.85	$0.85	$2.00	$2.41
(1) There were 30,839 anti-dilutive common unit equivalents excluded from the diluted net income per unit calculation during the nine months ended September 30, 2026 and no anti-dilutive common unit equivalents excluded from the diluted net income per unit calculation during the three months ended September 30, 2026. There were 6,863 and 23,824 anti-dilutive common unit equivalents excluded from the diluted net income per unit calculation during the three and nine months ended September 30, 2025, respectively.

6. Long-Term Obligations
Outstanding borrowings under the Partnership’s debt instruments are as follows (in thousands):

	September 30, 2026	December 31, 2025
DKL Revolving Facility	$—	$211,850
2034 Notes	800,000	—
2033 Notes	700,000	700,000
2029 Notes	650,000	1,050,000
2028 Notes	—	400,000
Principal amount of long-term debt	2,150,000	2,361,850
Less: Unamortized discount and premium and deferred financing costs	24,388	17,430
Total debt, net of unamortized discount and premium and deferred financing costs	$2,125,612	$2,344,420

13 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
DKL Credit Facility
On March 26, 2026, the Partnership entered into a credit agreement (the "New Credit Agreement") that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the "DKL Revolving Facility"). The DKL Revolving Facility replaced the Partnership's previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement"). Proceeds were used to repay all outstanding balances of the Prior Credit Agreement. In connection with the New Credit Agreement, the Partnership recorded $10.2 million of debt issuance costs, which are being amortized over the term of the DKL Revolving Facility. In addition, the Partnership recognized a loss on extinguishment of debt of $1.6 million related to the write-off of unamortized deferred issuance costs associated with the Prior Credit Agreement, which is recorded in interest expense in the accompanying condensed consolidated statements of income. The maturity date for the DKL Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Partnership’s 8.625% Senior Notes due 2029 to the extent that on such date, no less than $500.0 million of aggregate principal amount of the 2029 Notes remains outstanding, and (iii) such date on which the Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default under the New Credit Agreement.
Borrowings under the DKL Revolving Facility bear interest at either (i) a base rate (equal to the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, Term SOFR for a one-month interest period plus 1.00%, and 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per annum, or (ii) a term SOFR-based tranche rate (subject to a 0.00% floor) plus an applicable margin ranging from 1.50% to 2.50% per annum, in each case depending on the Partnership's Total Leverage Ratio (as defined in the New Credit Agreement). Swing loans bear interest at the base rate plus the applicable margin for base rate borrowings. We had no outstanding balance and no letters of credit outstanding as of September 30, 2026.
The New Credit Agreement contains affirmative and negative covenants and events of default, which the Partnership considers customary for facilities of this type. These covenants are substantially similar to those in our Prior Credit Agreement, but allow additional flexibility to the Partnership and its restricted subsidiaries. We believe we were in compliance with all covenant requirements as of September 30, 2026. Under these financial covenants, the Partnership cannot:
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
The obligations under the DKL Revolving Facility are secured by first priority liens on substantially all of the Partnership’s and its subsidiaries’ tangible and intangible assets. The carrying value of outstanding borrowings under the DKL Revolving Facility as of September 30, 2026, approximates their fair values. Our debt facilities contain affirmative and negative covenants and events of default the Partnership considers usual and customary. As of September 30, 2026, we were in compliance with covenants on all of our debt instruments.
2034 Notes
On May 14, 2026, the Partnership and our wholly owned subsidiary Delek Logistics Finance Corp. ("Finance Corp." and together with the Partnership, the "Issuers"), sold $800.0 million in aggregate principal amount of 6.875% senior notes due 2034 (the "2034 Notes"). Net proceeds were used to redeem the 2028 Notes including accrued interest and a portion of the 2029 Notes including accrued interest.
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
We recorded $13.5 million of debt issuance costs which are being amortized over the term of the 2034 Notes and included in interest expense in the condensed consolidated statements of income. As of September 30, 2026, the effective interest rate was 7.15%. The estimated fair value of 2034 Notes was $772.0 million as of September 30, 2026, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
2033 Notes
Our 2033 Notes are general unsecured senior obligations comprised of $700.0 million in aggregate principal 7.375% senior notes maturing on June 30, 2033. The 2033 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the existing Partnership's subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership’s future subsidiaries. As of September 30, 2026, the effective interest rate was 7.63%. The estimated fair value of the 2033 Notes was $697.4 million and $716.4 million as of September 30, 2026 and December 31, 2025, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
2029 Notes
Our 2029 Notes are general unsecured senior obligations comprised of $650.0 million in aggregate principal 8.625% senior notes maturing on March 15, 2029. The 2029 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Partnership's existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of the Partnership's future subsidiaries. As of September 30, 2026, the effective interest rate was 8.80%. The estimated fair value of the 2029 Notes was $666.9 million and $1,100.4 million as of September 30, 2026 and December 31, 2025, respectively, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy.
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

7. Equity
On August 14, 2026, the Partnership completed a public offering of its common units in which it sold 4,600,000 common units (including an overallotment option of 600,000 common units) to the underwriters of the offering at a price to the public of $50.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $220.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility and for general Partnership purposes. Underwriting discounts totaled $9.2 million.

15 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Equity Activity
The table below summarizes the changes in the number of units outstanding from December 31, 2025 through September 30, 2026.

	Common - Public	Common - Delek Holdings (1)	Total
Balance at December 31, 2025	19,643,923	33,868,203	53,512,126
Unit-based compensation awards (2)	58,655	—	58,655
Units transferred from Delek Holdings held in Treasury (3)	—	(359,372)	(359,372)
Units issued	4,600,000	—	4,600,000
Balance at September 30, 2026	24,302,578	33,508,831	57,811,409
(1) As of September 30, 2026, Delek Holdings owned a 58.0% interest in the Partnership.
(2) Unit-based compensation awards are presented net of 28,460 units withheld for taxes for the nine months ended September 30, 2026.
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
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into an agreement (the "Common Unit Purchase Agreement") whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a "Repurchase"). The purchase price per common unit in each Repurchase will be the 30-day volume weighted-average price of the common units at the close of trading on the day prior to the closing date subject to certain limitations set forth in the Common Unit Purchase Agreement. The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the nine months ended September 30, 2025, 243,075 common units were repurchased from Delek Holdings and canceled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the nine months ended September 30, 2026. As of September 30, 2026, there was $140.0 million of authorization remaining under the Common Unit Purchase Agreement.
Cash Distributions
Our Partnership Agreement sets forth the calculation to be used to determine the amount and priority of available cash distributions that our limited partner unitholders will receive. Our distributions earned with respect to a given period are declared subsequent to quarter end.
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
December 31, 2024	$1.105	$59,302
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,201
March 31, 2026	$1.130	$60,080
June 30, 2026	$1.135	$60,379
September 30, 2026 (1)	$1.140	$65,905
(1) On October 23, 2026, the board of directors of our general partner declared this quarterly cash distribution, payable on November 10, 2026, to unitholders of record on November 3, 2026. Total cash distribution is estimated based on the number of common units outstanding as of September 30, 2026.

16 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2026, except for the guarantee of member obligations under the joint venture, we have no other guarantees with or to W2W Holdings or any third party associated with W2W Holdings contracted work. The Partnership's maximum exposure to any losses incurred by W2W Holdings is limited to its investment. The Partnership did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three and nine months ended September 30, 2026 and 2025.
The Partnership's investment balances in these joint ventures were as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Red River	$128,166	$132,139
W2W Holdings	129,632	116,404
CP LLC	57,023	59,088
Andeavor Logistics	31,120	32,439
Total Equity Method Investments	$345,941	$340,070

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

17 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes segment operating results, as measured by segment EBITDA, for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$63,891	$94,099	$26,211	$—	$184,201
Third party	140,014	47,019	1,209	—	188,242
Total revenue	203,905	141,118	27,420	—	372,443

Cost of materials and other	92,144	120,755	14,288	—	227,187
Operating expenses	33,738	3,409	2,838	—	39,985
Proportional EBITDA from equity method investments	—	—	—	(26,541)	(26,541)
Other segment items (1)	428	60	18	—	506
Segment EBITDA	77,595	16,894	10,276	26,541	131,306

Reconciling items to consolidated net income before income taxes:
Corporate expenses and other					12,823
Proportional interest, taxes, depreciation and amortization from equity-method investments					5,960
Depreciation and amortization					38,494
Interest income					(23,211)
Interest expense					49,383
Income tax expense					439
Net income					$47,418

	Three Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$51,165	$56,816	$23,035	$—	$131,016
Third party	81,044	47,925	1,292	—	130,261
Total revenue	132,209	104,741	24,327	—	261,277

Cost of materials and other	31,394	85,378	12,924	—	129,696
Operating expenses	30,891	2,341	5,200	—	38,432
Proportional EBITDA from equity method investments	—	—	—	(28,405)	(28,405)
Other segment items (1)	373	2,819	(47)	—	3,145
Segment EBITDA	69,551	14,203	6,250	28,405	118,409

Reconciling items to consolidated net income:
Corporate expenses and other					9,904
Proportional interest, taxes, depreciation and amortization from equity-method investments					6,527
Depreciation and amortization					34,799
Interest income					(26,716)
Interest expense					47,991
Income tax expense					344
Net income					$45,560

18 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$176,274	$303,878	$75,503	$—	$555,655
Third party	377,446	117,764	3,804	—	499,014
Total revenue	553,720	421,642	79,307	—	1,054,669

Cost of materials and other	214,384	377,449	41,360	—	633,193
Operating expenses	95,916	8,832	14,341	—	119,089
Proportional EBITDA from equity method investments	—	—	—	(65,570)	(65,570)
Other segment items (1)	1,819	95	(36)	—	1,878
Segment EBITDA	$241,601	$35,266	$23,642	$65,570	366,079

Reconciling items to consolidated net income:
Corporate expenses and other					32,700
Proportional interest, taxes, depreciation and amortization from equity-method investments					18,875
Depreciation and amortization					112,400
Interest income					(78,041)
Interest expense					171,065
Income tax expense					439
Net income					$108,641

	Nine Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Total
Net revenues:
Affiliate	$128,830	$173,891	$68,699	$—	$371,420
Third party	239,749	142,164	4,224	—	386,137
Total revenue	368,579	316,055	72,923	—	757,557

Cost of materials and other	77,486	259,527	41,041	—	378,054
Operating expenses	92,988	7,311	14,155	—	114,454
Proportional EBITDA from equity method investments	—	—	—	(62,446)	(62,446)
Other segment items (1)	(3,332)	2,838	36	—	(458)
Segment EBITDA	$201,437	$46,379	$17,691	$62,446	327,953

Reconciling items to consolidated net income:
Corporate expenses and other					30,518
Proportional interest, taxes, depreciation and amortization from equity-method investments					19,882
Depreciation and amortization					89,612
Interest income					(72,801)
Interest expense					130,803
Income tax expense					771
Net income					$129,168
(1) Other segment items include general and administrative expense, other operating (income) loss and other income.

19 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
The following is a summary of other segment information for the periods presented (in thousands):

	Three Months Ended September 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$35,221	$507	$1,992	$—	$774	$38,494
Interest income	$9,827	$4,148	$9,236	$—	$—	$23,211
Capital spending (1)	$39,615	$4,632	$10,304	$—	$—	$54,551

	Three Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$31,801	$811	$1,411	$—	$776	$34,799
Interest income	$10,818	$3,970	$11,928	$—	$—	$26,716
Capital spending (1)	$47,594	$647	$1,389	$—	$—	$49,630

	Nine Months Ended September 30, 2026
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$102,332	$2,037	$5,717	$—	$2,314	$112,400
Interest income	$29,989	$12,254	$35,798	$—	$—	$78,041
Capital spending (1)	$148,757	$5,193	$11,300	$—	$—	$165,250

	Nine Months Ended September 30, 2025
	Gathering and Processing	Wholesale Marketing and Terminalling	Storage and Transportation	Investments in Pipeline Joint Ventures	Corporate and Other	Consolidated
Depreciation and amortization	$80,609	$2,715	$3,993	$—	$2,295	$89,612
Interest income	$33,296	$12,240	$27,265	$—	$—	$72,801
Capital spending (1)	$236,123	$802	$3,837	$—	$—	$240,762
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

11. Leases
Lessee
In March 2026, we entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment near our Libby gas processing plant. The construction is expected to be completed in the fourth quarter of 2026, at which time we have committed to enter into a finance lease for the equipment. During construction, we are not deemed to control the assets and are not obligated to fund construction costs; therefore, we have not recognized the assets or related obligations on our balance sheet as of September 30, 2026. The total estimated project cost is approximately $60.0 million. Upon lease commencement, we will recognize a right-of-use asset and lease liability in accordance with ASC 842, Leases ("ASC 842").
Lessor
We are the lessor under certain agreements for gathering, transportation, storage, terminalling, and offloading with Delek Holdings. Revenue from these leases is recorded in affiliate revenue in the accompanying condensed consolidated statements of income and comprehensive income.
We recognize any billings in excess of minimum volume requirements as variable lease payments, and these variable lease payments were recorded in lease revenues.

21 |

Notes to the Condensed Consolidated Financial Statements (Unaudited)
Lease income included in the accompanying condensed consolidated statements of income and comprehensive income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating leases:
Lease revenue	$73,316	$57,784	$199,390	$150,244
Sales-type leases:
Interest income (sales-type rental revenue-fixed minimum)	$23,147	$26,688	$77,913	$72,768
Lease revenue (revenue from variable lease payments)	5,321	4,759	13,748	12,116
Sales-type lease income	$28,468	$31,447	$91,661	$84,884

12. Subsequent Events
Distribution Declaration
On October 23, 2026, our general partner's board of directors declared a quarterly cash distribution of $1.14 per unit, payable on November 10, 2026, to unitholders of record on November 3, 2026.

22 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (''SEC'') on February 27, 2026 (the ''Annual Report on Form 10-K''). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors that could cause actual results to differ materially from those projected in these statements.
Unless otherwise noted or the context requires otherwise, references in this report to "Delek Logistics Partners, LP," the "Partnership," "we," "us," or "our" or like terms, may refer to Delek Logistics Partners, LP, one or more of its consolidated subsidiaries or all of them taken as a whole. Unless otherwise noted or the context requires otherwise, references in this report to "Delek Holdings" refer collectively to Delek US Holdings, Inc. and any of its subsidiaries, other than the Partnership and its subsidiaries and its general partner.
The Partnership announces material information to the public about the Partnership, its products and services and other matters through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, the Partnership's website (www.deleklogistics.com), the investor relations section of the website (www.deleklogistics.com/overview), the news section of its website (www.deleklogistics.com/news-releases), and/or social media, including its X account (@DelekLogistics). The Partnership encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, "OPEC+") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, including the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "forecasts", "predicts," "strategy", "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•the effects of geopolitical conflict, including the ongoing conflict involving Iran and related disruptions to shipping through the Strait of Hormuz, on commodity prices and demand for our services, the July 2026 cybersecurity incident and the risk of additional cyber-attacks, and the effects of our recent equity offering and debt refinancing activity, including the issuance of our 2034 Notes and the redemption of our 2028 Notes and a portion of our 2029 Notes;
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
Business and Economic Environment Overview
During the nine months ended September 30, 2026, we continued to focus on our commitment to being a full-suite crude, gas and water midstream services provider in the Permian Basin, in addition to diversifying our customer base to include more third-party customers. Our strategic acquisitions over the past few years, together with the completion of our equity offering during the period, served to significantly enhance our competitive position in the Permian Basin, strengthen our balance sheet, further our economic separation from our sponsor, and contribute to an increase in third-party revenue.
The Partnership is well positioned to continue adding value through our gathering and processing services. In the Midland Basin, our combined crude and water offering is appealing for our customers and brings additional growth opportunities to our system. In the Delaware Basin, the Partnership expects continued cash flow growth in 2026, driven by the ramp-up at the Libby gas processing plant and the ongoing completion of the sour gas gathering and acid gas injection ("AGI") capabilities. During the quarter, we commenced injection operations at our AGI well and completed our first sour gas compressor station at Honcho, representing continued progress in the expansion of our sour gas gathering, treating and AGI capabilities in the Delaware Basin.
Our disciplined approach to cost control, coupled with a focus on margin enhancements, supported earnings before interest, taxes, depreciation and amortization ("EBITDA") growth and improved cash flow, while our capital deployment remained aligned with our strategic priorities. The completion of our equity offering, together with our debt and revolver refinancing activities, further strengthened our financial position and empowers us to advance our strategy of organic growth while also exploring attractive opportunities for bolt-on acquisitions. Our positioning allows our customers the ability to control quality and adds optionality to place barrels in a variety of markets.
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
See further discussion on macroeconomic factors and market trends, including the impact on 2026, in the 'Market Trends' section below.

25 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other Developments
Equity Offering
On August 14, 2026, the Partnership completed a public offering of its common units in which it sold 4,600,000 common units (including an overallotment option of 600,000 common units) to the underwriters of the offering at a price to the public of $50.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $220.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility and for general Partnership purposes. Underwriting discounts totaled $9.2 million.
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
DKL Credit Facility
On March 26, 2026, the Partnership entered into a credit agreement (the "New Credit Agreement") that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the "DKL Revolving Facility"). The DKL Revolving Facility replaced the Partnership's previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") and proceeds were used to pay all outstanding balances of the Prior Credit Agreement. The maturity date for the DKL Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Partnership’s 8.625% Senior Notes due 2029 to the extent that on such date, no less than $500.0 million of aggregate principal amount of the 2029 Notes remains outstanding, and (iii) such date on which the Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default.
Libby Plant Equipment Construction and Lease Arrangement
In March 2026, we entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment at our Libby gas processing plant. The construction is expected to be completed in the fourth quarter of 2026, at which time we have committed to enter into a finance lease for the equipment. During construction, we are not deemed to control the assets and are not obligated to fund construction costs; therefore, we have not recognized the assets or related obligations on our balance sheet as of September 30, 2026. The total estimated project cost is approximately $60.0 million.
Asset Purchase Agreements with Delek Holdings
On January 30, 2026, the Partnership entered into asset purchase agreements with Delek Holdings (collectively, the "Intercompany Agreements"). Pursuant to these agreements, the Partnership agreed to sell a Tyler refinery tank to Delek Holdings for total consideration of $19.0 million (the "Tyler Tank Sale") and to sell El Dorado tank and terminal assets to Delek Holdings for total consideration of $66.0 million (the "El Dorado Terminal Sale"). Under the terms of the Intercompany Agreements, the consideration for these transactions may be received in a combination of cash and equity, with up to $20.0 million of the aggregate consideration payable through the return of Partnership common units. In addition, pursuant to the Intercompany Agreements, Delek Holdings will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
The Tyler Tank Sale closed on April 1, 2026. At closing, Delek Holdings returned 359,372 Partnership common units to us, representing the full consideration of $19.0 million. As a result of this transaction, Delek Holdings’ ownership interest in the Partnership was further diluted. The El Dorado Terminal Sale is expected to close on October 1, 2027, subject to the satisfaction of customary closing conditions.
Cybersecurity Incident
In July 2026, we identified a cybersecurity incident in which an unauthorized third party accessed a single employee's account and copied certain files from our email and SharePoint environment. Upon discovery, we promptly contained the incident, disabled the affected credentials, and engaged a third-party forensic firm and outside legal counsel. The incident did not affect our operations, or financial reporting systems, and did not result in any loss of availability of our data. Management has determined, based on information known to date, that the incident is not material and is not reasonably likely to have a material impact on our business, financial condition, or results of operations. Our assessment of applicable notification and other legal obligations remains ongoing.

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

Gathering and Processing
The operational assets in our gathering and processing segment consist of our pipeline assets, Midland Gathering Assets, Midland Water Gathering Assets and Delaware Gathering Assets. The Midland Gathering Assets support our crude oil gathering activities which primarily serve Delek Holdings refining needs throughout the Permian Basin. The Midland Water Gathering Assets support our water disposal and recycling operations primarily in the Midland Basin in Texas. The Delaware Gathering Assets support our crude oil and natural gas gathering, treatment, acid gas injection, processing and transportation businesses, including the operations at Libby 1 and Libby 2 gas processing plants, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico. We sell processed gas at a market price which we remit to the producer, net of fees and, therefore, we are not directly exposed to changes in commodity prices with respect to these operations. Finally, our gathering and processing assets are integrated with our pipeline assets, which we use to transport gathered crude oil as well as provide other crude oil, intermediate and refined products transportation mainly in support of Delek Holdings' refining operations in Tyler, Texas, El Dorado, Arkansas and Big Spring, Texas, as well as to certain third parties. In providing these services, we do not take ownership of the refined products or crude oil that we transport. The combination of these operational assets provides a comprehensive, integrated midstream service offering to producers and customers.

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

27 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview
Long-Term Strategic Objectives
The Partnership’s Long-Term Strategic Objectives have been focused on providing a competitive yield and growing our distribution while maintaining healthy coverage and leverage ratios. To that end, we are focused on growing our asset base through a range of growth opportunities we are seeing in our areas of operation. We are supplementing our organic growth opportunities by accretive bolt-on acquisitions which enhance our full-suite services offering to our customers. A secondary benefit of growing our contribution of third-party cash flows is to continue to increase our economic separation from our sponsor Delek Holdings.
2026 Strategic Focus Areas
In service to these overarching Long-Term Strategic Objectives, as we began 2026, we prioritized the following Strategic Focus Areas:
I.Achieve Strong Cash Flow Growth
II.Pursue Attractive Expansion Opportunities
III.Engage in Mutually Beneficial Transactions with Delek Holdings
IV.Optimize Our Existing Assets and Expand Our Customer Base
V.Enhance our Commitment to Sustainability and Minimize our Carbon Emissions
We are a full-suite provider offering integrated crude, gas and water services to the Partnership's customers in the Permian Basin. We operate in the most prolific part of the Permian Basin, and we continue to be focused on growth opportunities to capitalize on our strategic locations across the Midland and the Delaware Basins. We believe that opportunities exist in crude, natural gas and water which will continue to enhance our gathering and processing segment. We continue to focus on expanding our natural gas processing capabilities, adding AGI and sour gas processing capabilities at our Libby complex, positioning us to be one of the few midstream companies to have a comprehensive sour gas solution to enable incremental crude and natural gas production in the Delaware Basin.
The Partnership prioritizes safe and reliable operation of its assets to maintain financial stability and growth. We have successfully avoided lost time injuries for seven years, demonstrating our strong safety protocols and adherence to regulations. This commitment protects employees, assets, and operations, minimizing financial losses and maintaining stakeholder trust.
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
2026 Strategic Scorecard

Description of Strategic Success	Achieve Strong Cash Flow Growth	Pursue Attractive Expansion Opportunities	Engage in Mutually Beneficial Transactions with Delek Holdings	Optimize Our Existing Assets and Expand Our Third-Party Customer Base
Completion of equity offering, strengthening our balance sheet, increasing financial flexibility, and further advancing our economic separation from Delek Holdings while expanding our unitholder base.	✓	✓	✓	✓
Executed agreements with Delek Holdings to further our economic separation and increase third-party revenue	✓		✓	✓
Completion of debt offering, extending our debt maturity profile and enhancing long-term financial flexibility to support growth initiatives.	✓	✓		✓
Completion of revolver refinancing, further increasing our liquidity to over $1.1 billion	✓	✓		✓
Expansion of our gas treating capabilities, adding AGI and sour gas processing capabilities at our Libby complex	✓	✓		✓

28 |

Management's Discussion and Analysis of Financial Condition and Results of Operations

Market Trends
Fluctuations in crude oil, natural gas and NGL prices and the prices of related refined and other hydrocarbon products impact operations in the midstream energy sector. For example, the prices of each of these products have the ability to influence drilling activity across various basins and the amount of capital spending that crude oil exploration and production companies incur to support future growth. Exploration and production activities have a direct impact on volumes transported through our gathering assets in the geologic basins in which we operate. Additionally, the demand for hydrocarbon-based refined products and related crack spreads significantly impact production decisions of our refining customers and likewise throughputs on our pipelines and other logistics assets. Finally, fluctuations in demand and commodity prices for refined products, as well as the value attributable to RINs, directly impact our wholesale marketing operations, where we are subject to short-term commodity price fluctuations at the rack. Most of the logistics services we provide (including transportation, gathering and processing services) are subject to long-term fee-based contracts with minimum volume commitments or long-term dedicated acreage agreements which mitigate most of our short-term financial risk to price and demand volatility. However, sustained depressed demand/prices over the longer term could not only curb exploration and production expansion opportunities under our agreements, but it could also impact our customers' willingness or ability to renew commercial agreements or result in liquidity or credit constraints that could impact our longer-term relationship with them.
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

Reconciliation of net income to EBITDA (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$47,418	$45,560	$108,641	$129,168
Add:
Income tax expense	439	344	439	771
Depreciation and amortization	38,494	34,799	112,400	89,612
Proportional interest, taxes, depreciation and amortization from equity-method investments	5,960	6,527	18,875	19,882
Interest expense, net	26,172	21,275	93,024	58,002
EBITDA	$118,483	$108,505	$333,379	$297,435

Reconciliation of net cash from operating activities to distributable cash flow (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$187,948	$54,937	$429,522	$193,910
Changes in assets and liabilities	(108,354)	20,563	(187,842)	15,041
Net distributions from equity method investments in investing activities	266	6,598	8,355	12,168
Non-cash lease expense	(757)	(1,426)	(3,605)	(5,045)
Regulatory and sustaining capital expenditures not distributable (1)	(6,808)	(5,600)	(20,436)	(10,843)
Reimbursement from Delek Holdings for capital expenditures (2)	10	9	32	28
Sales-type lease receipts, net of income recognized	1,385	(590)	5,969	8,437
Other non-cash adjustments	(693)	(907)	(396)	1,631
Distributable cash flow	$72,997	$73,584	$231,599	$215,327
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
The following table provides summary financial data (in thousands, except unit and per unit amounts):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Gathering and Processing	$203,905	$132,209	$553,720	$368,579
Wholesale marketing and terminalling	141,118	104,741	421,642	316,055
Storage and transportation	27,420	24,327	79,307	72,923
Net revenues	372,443	261,277	1,054,669	757,557
Cost of materials and other	227,491	129,724	635,064	378,137
Operating expenses (excluding depreciation and amortization presented below)	46,760	43,853	137,142	122,912
General and administrative expenses	5,853	4,520	13,407	22,328
Depreciation and amortization	38,494	34,799	112,400	89,612
Other operating expense (income), net	374	3,013	1,280	(835)
Operating income	53,471	45,368	155,376	145,403
Interest income	(23,211)	(26,716)	(78,041)	(72,801)
Interest expense	49,383	47,991	171,065	130,803
Income from equity method investments	(20,581)	(21,878)	(46,695)	(42,564)
Other (income) expense, net	23	67	(33)	26
Total non-operating (income) expenses, net	5,614	(536)	46,296	15,464
Income before income tax expense	47,857	45,904	109,080	129,939
Income tax expense	439	344	439	771
Net income	47,418	45,560	108,641	129,168
Comprehensive income	$47,418	$45,560	$108,641	$129,168
EBITDA(2)	$118,483	$108,505	$333,379	$297,435
Net income per limited partner unit:
Basic	$0.85	$0.85	$2.01	$2.41
Diluted	$0.85	$0.85	$2.00	$2.41
Weighted average limited partner units outstanding:
Basic	55,600,366	53,467,306	54,104,363	53,505,419
Diluted	55,676,196	53,519,572	54,194,042	53,540,795
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

32 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Consolidated Results of Operations — Comparison of the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025
Net Revenues
Q3 2026 vs. Q3 2025
Net revenues increased by $111.2 million, or 42.5%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•increased revenue of $39.5 million in our West Texas marketing operations primarily driven by an increase in average sales prices of gasoline and diesel partially offset by a decrease in volumes sold, and an increase in RINs revenue:
◦the average sales prices of gasoline sold increased by $1.00 per gallon and the average prices of diesel sold increased by $1.88 per gallon;
◦the average volumes of gasoline and diesel sold decreased by 3.9 million gallons and 1.1 million gallons, respectively; and
◦RINs revenue increased by $1.7 million primarily due to increased RINs prices.
•increased revenue of $71.7 million in our gathering and processing segment primarily due to increased sales in our Delaware Gathering operations and favorable prices; and
•partially offsetting these increases was a decrease of $6.9 million associated with the termination of a marketing agreement with Delek Holdings, under which we marketed 100% of the refined products output of the Tyler Refinery (the "East Texas Marketing Agreement").
YTD 2026 vs. YTD 2025
Net revenues increased by $297.1 million, or 39.2%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by the following:
•increased revenue of $124.2 million in our West Texas marketing operations primarily driven by an increase in average sales prices, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.67 and $1.25 per gallon, respectively;
◦the average volumes of gasoline sold increased by 5.7 million gallons, while the average volumes of diesel sold decreased by 3.1 million gallons; and
◦RINs revenue increased by $7.4 million primarily due to increased RINs prices.
•increased revenue of $185.1 million in our gathering and processing segment primarily associated with increased sales in our Delaware Gathering operations, favorable prices and the Delek Permian Gathering purchasing and blending activities which was transferred from Delek Holdings on May 1, 2025 (the "DPG Dropdown"); and
•partially offsetting these increases was a decrease of $20.3 million associated with the termination of the East Texas Marketing Agreement.

Cost of Materials and Other
Q3 2026 vs. Q3 2025
Cost of materials and other increased by $97.8 million, or 75.4%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•increase of $35.5 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon, partially offset by a decrease in volumes sold; and
•increase of $60.8 million in our gathering and processing segment primarily driven by increased costs associated with our Delaware Gathering operations.

33 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2026 vs. YTD 2025
Cost of materials and other increased by $256.9 million, or 67.9%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•increase of $118.1 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon and volumes sold; and
•increase of $136.9 million in our gathering and processing segment primarily driven by increased costs associated with our Delaware Gathering operations.

Operating Expenses
Q3 2026 vs. Q3 2025
Operating expenses increased by $2.9 million, or 6.6%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•increase of $1.9 million in outside services, primarily related to professional consulting and contract services;
•increase of $1.2 million in other operating expenses primarily associated with our Midland Water Gathering operations;
•increases in maintenance and repairs expenses and employee expenses totaling $1.4 million largely associated with our Delaware Gathering operations;
•increases in lease and rental expenses and supplies expense of $1.6 million; and
•partially offsetting these increases were decreases in variable expenses of $2.4 million primarily associated with our Midland Water Gathering operations and taxes and fees of $1.3 million largely associated with our Delaware Gathering operations.
YTD 2026 vs. YTD 2025
Operating expenses increased by $14.2 million, or 11.6%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•increase of $15.7 million in outside services, primarily related to professional consulting and contract services;
•increase in employee expenses of $3.8 million, primarily associated with our Delaware Gathering operations;
•increases in supplies expense of $2.3 million and insurance expense of $2.2 million; and
•partially offsetting these increases was a $5.5 million decrease in variable expenses and a $4.5 million decrease in maintenance and repairs costs largely associated with our Midland Water Gathering operations.

General and Administrative Expenses
Q3 2026 vs. Q3 2025
General and administrative expenses increased by $1.3 million, or 29.5%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by an increase in property taxes.
YTD 2026 vs. YTD 2025
General and administrative expenses decreased by $8.9 million, or 40.0%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•decrease in employee expenses of $4.2 million;
•decrease in outside services of $3.3 million;
•decrease in insurance expense of $3.1 million; and
•partially offsetting these decreases was an increase in the management fee paid to Delek Holdings pursuant to the amended Omnibus Agreement.

34 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and Amortization
Q3 2026 vs. Q3 2025
Depreciation and amortization increased by $3.7 million, or 10.6%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•a general increase in our fixed asset base due to capital projects completed.
YTD 2026 vs. YTD 2025
Depreciation and amortization increased by $22.8 million, or 25.4%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•a general increase in our fixed asset base due to capital projects completed, largely associated with the gas plant expansion; and
•additional equipment under finance leases.

Other operating expense (income), net
Q3 2026 vs. Q3 2025
Other operating expense, net decreased by $2.6 million, or 87.6%, in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by lower losses on asset disposals.
YTD 2026 vs. YTD 2025
Other operating expense, net increased by $2.1 million, or 253.3%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•$4.3 million in condemnation proceeds received in the first quarter of 2025; and
•partially offset by lower losses on asset disposals.

Interest Income
Q3 2026 vs. Q3 2025
Interest income decreased by $3.5 million, or 13.1%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to the following:
•the termination of income from certain sales type leases associated with the El Dorado rail facility and the Tyler refinery tank assets being sold to Delek Holdings under the Intercompany Agreements; and
•partially offset by the modification of sales type leases associated with the El Dorado tank and terminal assets to be sold to Delek Holdings in 2027.
YTD 2026 vs. YTD 2025
Interest income increased by $5.2 million, or 7.2%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•the modification of certain sales type leases associated with the Tyler refinery tank and El Dorado tank and terminal assets being sold to Delek Holdings under the Intercompany Agreements; and
•partially offset by the termination of income from sales type lease associated with the El Dorado rail facility assets sold to Delek Holdings on January 2, 2026.

Interest Expense
Q3 2026 vs. Q3 2025
Interest expense increased by $1.4 million, or 2.9%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•increase in average borrowings during the period; and
•partially offset by reduced pricing from the amendment of our revolving facility in the first quarter of 2026 and a generally lower interest rate environment leading to reduced borrowing costs.

35 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
YTD 2026 vs. YTD 2025
Interest expense increased by $40.3 million, or 30.8%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•increase of $23.0 million due to loss on extinguishment of debt related to our new revolving credit facility, the redemption of our 2028 Notes and the partial redemption of our 2029 Notes;
•increase of $25.2 million primarily due to the issuances of the 2033 Notes during the second quarter of 2025 and the 2034 Notes during the second quarter of 2026; and
•partially offset by reduced pricing from the amendment of the revolving facility in the first quarter of 2026 and generally lower interest rates.

Results from Equity Method Investments
Q3 2026 vs. Q3 2025
Income from equity method investments decreased by $1.3 million, or 5.9%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to the following:
•decrease of $1.6 million largely from our investment in Red River Pipeline Company LLC ("Red River"); and
•partially offsetting this decrease was an increase of $0.3 million from our investment in Wink to Webster Holdings, LLC ("W2W").
YTD 2026 vs. YTD 2025
Income from equity method investments increased by $4.1 million, or 9.7%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the following:
•increase of $7.1 million in income from our investment in W2W; and
•partially offsetting this increase was a decrease of $2.9 million from our investments in other joint ventures.

36 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Segments
Gathering and Processing Segment
The following tables and discussion present the results of operations and certain operating statistics of the gathering and processing segment for the three and nine months ended September 30, 2026 and 2025:

Gathering and Processing
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$203,905	$132,209	$553,720	$368,579
Cost of materials and other	$92,144	$31,394	$214,384	$77,486
Operating expenses (excluding depreciation and amortization)	$33,738	$30,891	$95,916	$92,988
Segment EBITDA	$77,595	$69,551	$241,601	$201,437

Throughputs (bpd(1))
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
El Dorado Assets:
Crude pipelines (non-gathered)	70,109	71,802	68,756	68,340
Refined products pipelines to Enterprise Systems	52,240	59,679	49,680	56,442
El Dorado Gathering System	9,371	9,053	9,447	9,781
East Texas Crude Logistics System	31,471	31,317	31,020	30,462
Midland Gathering System	205,606	222,980	211,209	213,750
Plains Connection System	160,339	185,151	182,935	174,446

Delaware Gathering Assets Volumes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Natural Gas Gathering and Processing (Mcfd(2))	93,777	62,692	79,574	61,157
Crude Oil Gathering (bpd(1))	150,814	153,745	145,885	137,828
Water Disposal and Recycling (bpd(1))	108,299	87,176	108,279	110,575

Midland Water Gathering System Volumes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Water Disposal and Recycling (bpd(1))(3)	512,436	573,028	599,854	620,910
(1) bpd - average barrels per day.
(2) Mcfd - average thousand cubic feet per day.
(3) Includes freshwater sales of 15,196 bpd and 84,273 bpd for the three and nine months ended September 30, 2026, respectively, and 692 bpd and 9,314 bpd for the three and nine months ended September 30, 2025, respectively.

Comparison of the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025
Net Revenues
Q3 2026 vs. Q3 2025
Net revenues for the gathering and processing segment increased by $71.7 million, or 54.2%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by increased sales in our Delaware Gathering operations and favorable prices.
YTD 2026 vs. YTD 2025
Net revenues for the gathering and processing segment increased by $185.1 million, or 50.2%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by increased sales in our Delaware Gathering operations, favorable prices and the DPG Dropdown.

37 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Materials and Other
Q3 2026 vs. Q3 2025
Cost of materials and other for the gathering and processing segment increased by $60.8 million, or 193.5%, in the third quarter of 2026 compared to the third quarter of 2025, driven primarily by increased costs associated with our Delaware Gathering operations.
YTD 2026 vs. YTD 2025
Cost of materials and other for the gathering and processing segment increased by $136.9 million, or 176.7%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by increased costs associated with our Delaware Gathering operations.

Operating Expenses
Q3 2026 vs. Q3 2025
Operating expenses for the gathering and processing segment increased by $2.8 million, or 9.2%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•increase in outside services costs of $3.4 million primarily related to professional consulting and contract services, and an increase in maintenance, lease and other expenses totaling $2.4 million; and
•partially offset by decreases in variable expenses of $2.4 million and taxes and fees of $1.1 million.
YTD 2026 vs. YTD 2025
Operating expenses for the gathering and processing segment increased by $2.9 million, or 3.1%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•increase in outside services costs of $10.0 million and employee costs of $3.3 million primarily associated with our Delaware Gathering operations; and
•partially offset by a decrease in variable expenses of $5.2 million and maintenance and repairs costs of $4.9 million primarily associated with our Midland Water Gathering operations.

EBITDA
Q3 2026 vs. Q3 2025
EBITDA increased by $8.0 million, or 11.6%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the DPG Dropdown.
YTD 2026 vs. YTD 2025
EBITDA increased by $40.2 million, or 19.9%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the DPG Dropdown.

38 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Wholesale Marketing and Terminalling Segment
The following tables and discussion present the results of operations and certain operating statistics of the wholesale marketing and terminalling segment for the three and nine months ended September 30, 2026 and 2025:

Wholesale Marketing and Terminalling
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$141,118	$104,741	$421,642	$316,055
Cost of materials and other	$120,755	$85,378	$377,449	$259,527
Operating expenses (excluding depreciation and amortization)	$3,409	$2,341	$8,832	$7,311
Segment EBITDA	$16,894	$14,203	$35,266	$46,379

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
East Texas - Tyler Refinery sales volumes (average bpd) (1)	—	67,439	—	67,609
West Texas marketing throughputs (average bpd)	3,117	2,680	6,328	8,058
West Texas marketing gross margin per barrel	$9.99	$4.50	$5.41	$3.41
Terminalling throughputs (average bpd) (2)	158,907	145,808	151,423	144,629
(1) East Texas Marketing agreement was terminated on January 1, 2026.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, our El Dorado and North Little Rock, Arkansas terminals and our Memphis and Nashville, Tennessee terminals.

Operational comparison of the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025
Net Revenues
Q3 2026 vs. Q3 2025
Net revenues for the wholesale marketing and terminalling segment increased by $36.4 million, or 34.7%, in the third quarter of 2026 compared to the third quarter of 2025, driven primarily by the following:
•increased revenue of $39.5 million in our West Texas marketing operations primarily driven by an increase in average sales prices of gasoline and diesel partially offset by a decrease in volumes sold, and an increase in RINs revenue:
◦the average sales prices of gasoline sold increased by $1.00 per gallon and the average prices of diesel sold increased by $1.88 per gallon;
◦the average volumes of gasoline and diesel sold decreased by 3.9 million gallons and 1.1 million gallons, respectively; and
◦RINs revenue increased by $1.7 million primarily due to increased RINs prices.
•Partially offsetting this increase was a decrease of $6.9 million associated with the termination of the East Texas Marketing Agreement.
YTD 2026 vs. YTD 2025
Net revenues for the wholesale marketing and terminalling segment increased by $105.6 million, or 33.4%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•increased revenue of $124.2 million in our West Texas marketing operations primarily driven by an increase in average sales prices, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.67 and $1.25 per gallon, respectively;
◦the average volumes of gasoline sold increased by 5.7 million gallons, while the average volumes of diesel sold decreased by 3.1 million gallons; and
◦RINs revenue increased by $7.4 million primarily due to increased RINs prices.
•Partially offsetting this increase was a decrease of $20.3 million associated with the termination of the East Texas Marketing Agreement.

39 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following charts show summaries of the average sales prices per gallon of gasoline and diesel and refined products volume impacting our West Texas operations for the three and nine months ended September 30, 2026 and 2025.

Cost of Materials and Other
Q3 2026 vs. Q3 2025
Cost of materials and other for the wholesale marketing and terminalling segment increased by $35.4 million, or 41.4%, in the third quarter of 2026 compared to the third quarter of 2025, driven primarily by the following:
•increased costs of materials and other of $35.5 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon of gasoline and diesel sold, partially offset by a decrease in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.94 per gallon and $1.81 per gallon, respectively; and
◦the volumes of gasoline and diesel sold decreased by 3.9 million gallons and 1.1 million gallons, respectively.
YTD 2026 vs. YTD 2025
Cost of materials and other for the wholesale marketing and terminalling segment increased by $117.9 million, or 45.4%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•increased costs of materials and other of $118.1 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.65 per gallon and $1.29 per gallon, respectively; and
◦the volumes of gasoline sold increased by 5.7 million gallons, while diesel sold decreased by 3.1 million gallons.

40 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following chart shows a summary of the average prices per gallon of gasoline and diesel purchased in our West Texas operations for the three and nine months ended September 30, 2026 and 2025. Refer to the Refined Products Volume - Gallons chart above for a summary of volumes impacting our West Texas operations.

Operating Expenses
Q3 2026 vs. Q3 2025
Operating expenses for the wholesale marketing and terminalling segment increased by $1.1 million, or 45.6%, in the third quarter of 2026 compared to the third quarter of 2025, driven primarily by an increase in outside service costs attributable to professional services and contract labor.
YTD 2026 vs. YTD 2025
Operating expenses for the wholesale marketing and terminalling segment increased by $1.5 million, or 20.8%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by an increase in outside service costs attributable to professional services and contract labor.

EBITDA
Q3 2026 vs. Q3 2025
EBITDA increased by $2.7 million, or 18.9%, in the third quarter of 2026 compared to the third quarter of 2025, driven primarily by the following:
•an increase in wholesale margins of $5.49 per barrel; and
•partially offset by the termination of the East Texas Marketing Agreement.
YTD 2026 vs. YTD 2025
EBITDA decreased by $11.1 million, or 24.0%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the following:
•the termination of the East Texas Marketing Agreement; and
•partially offset by a $2.00 per barrel increase in wholesale margins.

41 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Storage and Transportation Segment
The following tables and discussion present the results of operations and certain operating statistics of the storage and transportation segment for the three and nine months ended September 30, 2026 and 2025:

Storage and Transportation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$27,420	$24,327	$79,307	$72,923
Cost of materials and other	$14,288	$12,924	$41,360	$41,041
Operating expenses (excluding depreciation and amortization)	$2,838	$5,200	$14,341	$14,155
Segment EBITDA	$10,276	$6,250	$23,642	$17,691

Operational comparison of the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025
Net Revenues
Q3 2026 vs. Q3 2025
Net revenues for the storage and transportation segment increased by $3.1 million, or 12.7%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher volume in our trucking operations.
YTD 2026 vs. YTD 2025
Net revenues for the storage and transportation segment increased by $6.4 million, or 8.8%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher volume in our trucking operations.

Cost of Materials and Other
Q3 2026 vs. Q3 2025
Cost of materials and other for the storage and transportation segment increased by $1.4 million, or 10.6%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by increased trucking activity.
YTD 2026 vs. YTD 2025
Cost of materials and other for the storage and transportation segment increased by $0.3 million, or 0.8%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Operating Expenses
Q3 2026 vs. Q3 2025
Operating expenses for the storage and transportation segment decreased by $2.4 million, or 45.4%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by a decrease in outside services costs.
YTD 2026 vs. YTD 2025
Operating expenses for the storage and transportation segment increased by $0.2 million, or 1.3%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

EBITDA
Q3 2026 vs. Q3 2025
EBITDA increased by $4.0 million, or 64.4%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•higher volume in our trucking operations; and
•a decrease in operating expenses.
YTD 2026 vs. YTD 2025
EBITDA increased by $6.0 million, or 33.6%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by an increase in volume in our trucking operations.

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
Refer to Consolidated Results of Operations above for details and discussion of the investments in pipeline joint ventures segment for the three and nine months ended September 30, 2026.

Liquidity and Capital Resources
Sources of Capital
We consider the following when assessing our liquidity and capital resources:

(i) cash generated from operations;	(iv) potential issuance of additional debt securities; and
(ii) borrowings under our revolving credit facility;	(v) potential sale of assets.
(iii) potential issuance of additional equity;
At September 30, 2026, our total liquidity amounted to $1,349.0 million consisting of $1,300.0 million in unused credit commitments under our third-party revolving credit facility (as discussed in Note 6 of our condensed consolidated financial statements in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $49.0 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash distributions and fund operational capital expenditures, and we expect the same to continue in the foreseeable future. Other funding sources, including the issuance of additional equity and debt securities, have been utilized to fund growth capital projects such as dropdowns and other acquisitions. In addition, we have historically been able to source funding at rates that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at rates that are sustainable and profitable for the Partnership. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions and capital expenditures. Beyond the next 12 months, we expect to fund our long-term requirements through cash generated from operations, borrowings under the DKL Revolving Facility and access to the debt and equity capital markets. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay distributions will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including crude oil prices, some of which are beyond our control. We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to a significant decline in crude oil prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced. Additionally, such a reduction in cash flows and liquidity could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our debt agreements.
Cash Distributions
On October 23, 2026, the board of directors of our general partner declared a distribution of $1.14 per common unit (the "Distribution"), which equates to an estimated amount of approximately $65.9 million per quarter, or approximately $263.6 million per year, based on the number of common units outstanding as of September 30, 2026. The Distribution will be paid on November 10, 2026, to common unitholders of record on November 3, 2026, and represents a 1.8% increase over the third quarter 2025 distribution. This increase in the distribution is consistent with our intent to maintain an attractive distribution growth profile over the long term. Although our Partnership Agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

43 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below summarizes the quarterly distributions related to our quarterly financial results:

Quarter Ended	Total Quarterly Distribution Per Limited Partner Unit	Total Cash Distribution (in thousands)
March 31, 2025	$1.110	$59,320
June 30, 2025	$1.115	$59,612
September 30, 2025	$1.120	$59,898
December 31, 2025	$1.125	$60,201
March 31, 2026	$1.130	$60,080
June 30, 2026	$1.135	$60,379
September 30, 2026	$1.140	$65,905

Equity Offering
On August 14, 2026, the Partnership completed a public offering of its common units in which it sold 4,600,000 common units (including an overallotment option of 600,000 common units) to the underwriters of the offering at a price to the public of $50.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $220.2 million and were used to repay a portion of the outstanding borrowings under the DKL Revolving Facility and for general Partnership purposes. Underwriting discounts totaled $9.2 million.
Unit Repurchase
On February 24, 2025, the Partnership and Delek Holdings entered into an agreement (the "Common Unit Purchase Agreement") whereby the Partnership may repurchase common units from time to time from Delek Holdings in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a "Repurchase"). The Partnership may fund Repurchases using cash on hand or borrowings under its existing credit facility, subject to compliance with applicable covenants. During the nine months ended September 30, 2025, 243,075 common units were repurchased from Delek Holdings and canceled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the nine months ended September 30, 2026. As of September 30, 2026, there was $140.0 million of authorization remaining under the Common Unit Purchase Agreement.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2026, and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$429,522	$193,910
Net cash used in investing activities	(170,872)	(411,661)
Net cash (used in) provided by financing activities	(220,541)	219,279
Net increase in cash and cash equivalents	$38,109	$1,528

Operating Activities
Net cash provided by operating activities increased by $235.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The cash receipts from customer activities increased by $320.8 million. Additionally contributing to the increase was a $11.0 million increase in cash dividends received from equity method investments.
Partially offsetting these increases was a $7.9 million increase in cash paid for debt interest, and an increase of $88.3 million in cash payments to suppliers and for allocations to Delek Holdings for employee salaries.
Investing Activities
Net cash used in investing activities decreased by $240.8 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease was primarily driven by a $181.2 million reduction associated with the Gravity Acquisition in the prior year, which had no corresponding activity in the current year, as well as a $69.9 million decrease in purchases of property, plant and equipment, primarily associated with higher growth projects in our gathering and processing segment in the prior year period.
Partially offsetting these decreases were a $3.2 million increase in purchase of intangible assets, a $3.8 million decline in distributions received from equity method investments and a $3.3 million reduction in proceeds from sale of property, plant and equipment.

44 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
Financing Activities
Net cash used in financing activities increased by $439.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily driven by a $700.0 million increase in net payments on our term debt, resulting from the redemption of certain senior notes and the concurrent issuance of our 6.875% senior notes. Additional drivers of the increase included $12.8 million in higher deferred financing costs paid, $17.8 million in debt extinguishment costs and a $3.7 million increase in cash used for other financing activities.
Partially offsetting these increases were $220.2 million in proceeds from the August 2026 equity offering of 4,600,000 common units at $50.00 per unit, a $66.7 million decrease in net payments on our revolving credit facility, and a $10.0 million decrease related to unit repurchases from Delek Holdings in the prior period.
Debt Overview
As of September 30, 2026, we had total indebtedness of $2,150.0 million. The decrease of $211.9 million in our long-term debt balance compared to December 31, 2025, resulted primarily from the payoff of outstanding borrowings under our revolving facility during the nine months ended September 30, 2026. Our total indebtedness as of that date consisted of:
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
We believe we were in compliance with the covenants in all debt facilities as of September 30, 2026. See Note 6 to our condensed consolidated financial statements for a complete discussion of our third-party indebtedness.
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

45 |

Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our actual capital expenditures, including any material capital expenditure payments made or forecasted to be made in advance of receipt of goods and materials, for the nine months ended September 30, 2026:

(in thousands)	Full Year 2026 Forecast	Nine Months Ended September 30, 2026 (1)
Gathering and Processing
Regulatory	$—	$3,152
Sustaining	17,000	10,805
Growth	209,600	129,088
Gathering and Processing Segment Total	$226,600	$143,045
Wholesale Marketing and Terminalling
Regulatory	$12,000	$53
Sustaining	—	1,770
Growth	600	3,125
Wholesale Marketing and Terminalling Segment Total	$12,600	$4,948
Storage and Transportation
Regulatory	$—	$820
Sustaining	16,000	1,248
Growth	—	6,404
Storage and Transportation Segment Total	$16,000	$8,472
Total Capital Spending	$255,200	$156,465
(1) Amounts exclude capitalized interest and internal labor costs totaling $8.8 million, which are predominantly associated with our gathering and processing segment.

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
Interest Rate Risk
Debt that we incur under the DKL Revolving Facility bears interest at floating rates and will expose us to interest rate risk. We have no outstanding floating rate borrowings under this facility as of September 30, 2026. As such, as of September 30, 2026, all of our outstanding indebtedness consisted of fixed-rate senior notes. Accordingly, changes in interest rates would not affect our interest expense on that indebtedness, although changes in interest rates could affect the fair value of our fixed-rate notes.
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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in the Partnership’s fiscal 2025 Annual Report on Form 10-K with the exception of the following:
The Russia-Ukraine War, Israel-Hamas War, U.S.-Iran conflict, events occurring in response thereto and any expansion of hostilities, may have an adverse impact on our business, our future results of operations, and our overall financial performance.
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
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. or global economies experience weakness, demand for energy may decline. Should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. Conversely, should demand for energy outstrip global supply, commodity prices are likely to rise. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming online and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. At times, we have also experienced declines in the supply of inputs thought to be associated with supply chain issues and disruptions in the labor market. There can be no assurance as to how long such uncertainty will persist or that a recurrence of price weakness will not arise in the future.
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

48 |

Other Information
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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
101
The following materials from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited), (ii) Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statement of Partners' Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek Logistics Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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

Dated: November 6, 2026

50 |